Form 10QSB
period 1996-06-30
ENTERPRISE BANCORP INC /MA/
filed 1996-09-09
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


         [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

         [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
               For the transition period from _____________ to _______________
                  Commission file number O-21021


                            Enterprise Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


         Massachusetts                                         04-3308902
         (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)            Identification No.)

               222 Merrimack Street, Lowell, Massachusetts, 01852
                    (Address of principal executive offices)

                                 (508) 459-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .......... No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1996, Common Stock - Par Value $0.01 1,576,017 shares outstanding

 Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.

                                      INDEX

                                                                  Page Number

         Cover Page                                                    1

         Index                                                         2 & 3

                         PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

         Enterprise Bancorp, Inc.

               Balance Sheet - June 30, 1996                           4

               Statement of Income -
                   February 29, 1996, through June 30, 1996            5

               Statement of Cash Flows -
                   February 29, 1996, through June 30, 1996            6

               Notes to Financial Statements                           7


         Enterprise Bank and Trust Company

               Balance Sheets  -
                   June 30, 1996 and 1995, December 31, 1995           9

               Statements of Income -
                   Three months and six months ended June 30, 1996
                   and 1995                                           10

               Statements of Changes in Stockholders' Equity
                   Twelve months ended December 31, 1995,
                   and six months ended June 30, 1996                 11

               Statement of Cash Flows -
                   Six months ended June 30, 1996 and 1995            12

               Notes to Financial Statements                          13

Item 2   Business Review and Management's Discussion and
         Analysis of Financial Condition and Results of Operations    14

                           PART II - OTHER INFORMATION

Item 1         Legal Proceedings                                         28

Item 2         Changes in Securities                                     28

Item 3         Defaults upon Senior Securities                           28

Item 4         Submission of Matters to a Vote of Security Holders       28

Item 5         Other Information                                         29

Item 6         Exhibits and Reports on Form 8-K                          29 & 30

               Signature Page                                            31


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation and benefit plans; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                            ENTERPRISE BANCORP, INC.


                                  Balance Sheet

                                                             June 30,1996
                                                             ------------
ASSETS:                                                       (unaudited)

Cash                                                                  -
                                                                 ------
     Total assets                                                    $0


LIABILITIES:

Accounts payable                                                     $0


Shareholders' equity:
  Preferred Stock($.01 par value, 100,000 shares
     authorized, none issued)                                         -
  Common Stock($.01 par value, 500,000 shares
     authorized, none issued)                                         -
  Additional paid-in-capital                                          -
  Retained earnings                                                   -
                                                                 ------

     Total shareholders' equity                                      $0
                                                                 ------

     Total liabilities and shareholders' equity                      $0
                                                                 ======

See accompanying notes to the finanacial statements

                            ENTERPRISE BANCORP, INC.

                               Statement of Income

                                                February 29, 1996(inception)
                                                           through
                                                        June 30, 1996
                                                        -------------
                                                         (unaudited)

Net income before operating expenses
   and income tax                                                $0
                                                             ------
Income before income taxes                                        0
                                                             ------

Provision for income taxes                                        0
                                                             ------

             Net Income                                          $0
                                                             ======

See accompanying notes to the finanacial statements

                            ENTERPRISE BANCORP, INC.

                             Statement of Cash Flows

                                               February 29, 1996(inception)
                                                           through
                                                        June 30, 1996
                                                        -------------
                                                         (unaudited)


Cash flows from operating activities                            $0
                                                            ------
Cash flows from investing activities                             0
                                                            ------

Cash flows from financing activities                             0
                                                            ------

Net increase in cash and cash equivalents                       $0
                                                            ======

Cash and cash equivalents at beginning of period                 0
                                                            ------

Cash and cash equivalents at end of period                      $0
                                                            ======


See accompanying notes to the finanacial statements

                            ENTERPRISE BANCORP, INC.

                          Notes to Financial Statements

(1)      Organization of Holding Company

         Enterprise Bancorp, Inc. (the "company") is a Massachusetts corporation newly organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the "bank") for the purposes of becoming a holding company for the bank. The company had no material assets or operations prior to completion of the holding company reorganization on July 26, 1996.

(2)      Subsequent Events

         On July 17, 1996, the Articles of Organization of the company were amended to increase the company's authorized capital to 1,000,000 shares of preferred stock, $.01 par value, and 5,000,000 shares of common stock, $.01 par value. On July 25, 1996, the bank purchased 100 shares of the company's common stock for $50,000.

         On July 26, 1996, pursuant to an Agreement and Plan of Reorganization dated as of February 29, 1996, the company acquired all of the outstanding common stock of the bank, $1.00 par value, in a share-for-share exchange for common stock of the company, and the previously outstanding shares of the company's common stock were redeemed and retired (the "Reorganization"). Upon effectiveness of the Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became the shareholders of the company. The bank's unaudited financial statements at and for the period ended June 30, 1996, follow these financial statements.

(3)      Pro Forma Financial Information

         As the company had no material assets or operations prior to the consummation of the Reorganization, the pro forma information demonstrating the balance sheet and income statement of the company as of June 30, 1996, as if the Reorganization had occurred as of January 1, 1996, are substantially the same as those of the bank included herein with the exception of pro forma adjustments resulting from (i) the one-for-one exchange of shares of the company's common stock, $.01 par value, for shares of the bank's common stock, $1.00 par value; (ii) the issuance of 100 shares of the company's common stock for $50,000; and (iii) the redemption of 100 shares of the company's common stock at par value. The following shows the impact of these pro forma adjustments to the shareholder's equity of the company at June 30, 1996.



                            ENTERPRISE BANCORP, INC.

                         Pro Forma Financial Information

                                           Bank Historical    Company Historical       Pro Forma
                                              Financial           Financial           Adjustments          Pro Forma
                                             Information         Information        and Eliminations     Consolidated
                                           ---------------    ------------------    ----------------     ------------

Shareholders' Equity:

Common Stock                                $  1,576,017         $     0             ($ 1,560,257)        $     15,760


Additional Paid-in-Capital                    13,914,602               0                1,560,257           15,474,859


Retained Earnings                              3,917,003               0                        0            3,917,003

Unrealized Gain/(Loss) on Investment
Securities Available for Sale,Net of
Tax Effect                                    (1,858,635)             --                       --           (1,858,635)
                                            ------------         -------              -----------         ------------

Total                                       $ 17,548,987         $     0               $        0         $ 17,548,987
                                            ============         =======              ===========         ============


                       ENTERPRISE BANK AND TRUST COMPANY
                                 BALANCE SHEETS


ASSETS                                                           June 30, 1996     June 30, 1995   December 31, 1995
                                                                 -------------     -------------   -----------------
                                                                   (Unaudited)       (Unaudited)      (Audited)
                                                                 -------------     -------------   -----------------
Cash and due from banks                                          $  13,466,516    $   8,119,813    $  11,562,392
Federal funds sold                                                   4,700,000        6,000,000       13,600,000
                                                                 -------------     ------------    -------------
   Total cash and cash equivalents                                  18,166,516       14,119,813       25,162,392
                                                                 -------------     ------------    -------------

Investment securities at market value                              106,779,500       49,277,465       78,812,489

Loans held for sale                                                  1,286,402          967,009        1,855,340

Loans, gross                                                       128,998,494      118,348,386      116,356,270
Less: allowance for possible loan losses                            (3,986,083)      (4,363,579)      (4,106,659)
Less: deferred origination fees                                       (726,861)        (626,678)        (549,398)
                                                                 -------------     ------------    -------------
     Loans, net                                                    124,285,550      113,358,129      111,700,213
                                                                 -------------     ------------    -------------

Premises and equipment, net                                          2,224,611        2,178,003        2,463,592
Accrued interest receivable                                          2,497,822        1,397,749        1,823,079
Income taxes receivable                                                270,056             --               --
Deferred income taxes                                                3,209,546        2,122,637        1,740,270
Real estate acquired by foreclosure                                    148,534          367,652          417,172
Prepaid expenses and other assets                                      351,250          391,449          291,097
                                                                 -------------     ------------    -------------
      Total assets                                               $ 259,219,787    $ 184,179,906    $ 224,265,644
                                                                 =============    =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Demand                                                           35,726,418       28,695,263       33,131,861
   Savings and NOW and MMDA                                         85,154,602       69,542,756       77,294,855
   Time                                                            105,765,145       51,456,556       85,967,851
                                                                 -------------     ------------    -------------
      Total deposits                                               226,646,165      149,694,575      196,394,567

Short term borrowings                                               13,021,762       14,959,409        6,981,783
Accrued interest payable                                               484,435          240,283          549,673
Income taxes payable                                                         0           34,334          173,346
Accrued expenses and other liabilities                               1,518,438        1,640,949        1,200,561
                                                                 -------------     ------------    -------------
      Total liabilities                                            241,670,800      166,569,550      205,299,930
                                                                 -------------     ------------    -------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 450,000
      shares authorized, no shares issued                                 --               --               --
   Class A Common Stock, $1.00 par value;
      3,000,000 shares authorized,
       1,574,792, and 1,575,892, issued and outstanding
       at 6/30/96,6/30/95, and 12/31/95, respectively                1,576,017        1,574,792        1,575,892

   Additional paid-in capital                                       13,914,602       13,902,325       13,913,325
   Retained earnings                                                 3,917,003        2,468,452        3,324,225
   Net unrealized (loss)/gain on investment securities, net of
     applicable income taxes                                        (1,858,635)        (335,213)         152,272
                                                                 -------------     ------------    -------------
       Total shareholders' equity                                   17,548,987       17,610,356       18,965,714
                                                                 -------------     ------------    -------------

       Total liabilities and shareholders' equity                $ 259,219,787    $ 184,179,906    $ 224,265,644
                                                                 =============    =============    =============

See accompanying notes to the financial statements


                        ENTERRPISE BANK AND TRUST COMPANY
                              STATEMENTS OF INCOME


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       June 30, 1996    June 30, 1995    June 30, 1996    June 30, 1995
                                                       -------------    -------------    -------------    -------------
                                                        (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                       -------------    -------------    -------------    -------------

Interest  income:
   Loans                                                $3,030,699        $2,885,742      $5,929,405       $5,571,900
   Daily federal funds sold                                 25,969            41,169         109,660           51,047
   Investment securities                                 1,722,293           754,061       3,130,389        1,485,940
                                                        ----------        ----------      ----------       ----------
      Total interest income                              4,778,961         3,680,972       9,169,454        7,108,887
                                                        ----------        ----------      ----------       ----------
Interest expense:
   Savings,NOW and MMDA deposits                           474,421           437,222         918,892          852,087
   Time deposits                                         1,382,863           560,597       2,666,330          992,459
   Short-term borrowings                                   248,841           340,244         322,723          649,018
                                                        ----------        ----------      ----------       ----------
      Total interest expense                             2,106,125         1,338,063       3,907,945        2,493,564
                                                        ----------        ----------      ----------       ----------
      Net interest income                                2,672,836         2,342,909       5,261,509        4,615,323

Provision for possible loan losses                             --               --             --              --
                                                        ----------        ----------      ----------       ----------
      Net interest income after provision for
        possible loan losses                             2,672,836         2,342,909       5,261,509        4,615,323
                                                        ----------        ----------      ----------       ----------
Non-interest income:
   Trust income                                            157,318           150,902         318,229          297,088
   Deposit service fees                                    154,844           156,528         309,213          285,086
   Gains on securities sales                                 1,909               --           1,909              --
   Other income                                             79,278           161,159         176,584          237,417
                                                        ----------        ----------      ----------       ----------
      Total non-interest income                            393,349           468,589         805,935          819,591
                                                        ----------        ----------      ----------       ----------

Income before operating expenses and income taxes        3,066,185         2,811,498       6,067,444        5,434,914
                                                        ----------        ----------      ----------       ----------
Non-interest expense:
   Salaries and employee benefits                        1,247,178         1,068,092       2,445,001        2,150,043
   Occupancy expenses                                      302,761           291,358         633,431          534,334
   FDIC insurance expense                                      500            72,525           1,500          145,051
   Office and data processing supplies                      77,932           159,516         142,893          205,945
   Trust professional and custodial expenses                51,000            48,000         101,050           96,000
   Audit, legal and other professional fees                 75,629           124,060         173,856          227,363
   Other                                                   350,687           341,809         856,166          665,134
                                                        ----------        ----------      ----------       ----------
      Total non-interest expenses                        2,105,687         2,105,360       4,353,897        4,023,870
                                                        ----------        ----------      ----------       ----------

      Income before income taxes                           960,498           706,138       1,713,547        1,411,044
                                                        ----------        ----------      ----------       ----------

Provision for income taxes                                 365,997           237,394         647,964          500,582
                                                        ----------        ----------      ----------       ----------
      Net income                                          $594,501          $468,744      $1,065,583         $910,462
                                                        ==========        ==========      ==========       ==========
Net income per common share                                  $0.38             $0.30           $0.68            $0.58
                                                        ==========        ==========      ==========       ==========
Weighted average common shares outstanding               1,575,950         1,574,792       1,575,925        1,574,792
                                                        ==========        ==========      ==========       ==========

See accompanying notes to the financial statements.

                                          ENTERPRISE BANK AND TRUST COMPANY
                                    STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                     (unaudited)

                                                                                                       Net unrealized
                                                                                                        (loss)/gain
                                                                                                        on investment
                                                                                                       securities, net
                                                 Class A         Additional        Accumulated         of applicable
                                                Common Stock   paid-in capital   Retained earnings      income taxes      Total
                                                ------------   ---------------   -----------------  ------------------ ------------


Balance at  December 31, 1994                    $1,574,792     $13,902,325         $1,991,057         ($1,607,249)     $15,860,925

Dividend declared                                                                     (433,068)                            (433,068)

Net income                                                                           1,766,236                            1,766,236

Stock options exercised                               1,100          11,000                                                  12,100

Net change in unrealized gain/(loss) on investment
  securities, net of applicable income taxes                                                             1,759,521        1,759,521
                                                -----------     -----------        -----------          ----------      -----------

Balance at December 31, 1995                     $1,575,892     $13,913,325         $3,324,225            $152,272      $18,965,714


Dividend declared                                                                     (472,805)                            (472,805)

Net income                                                                           1,065,583                            1,065,583

Stock options exercised                                 125           1,277                                                   1,402

Net change in unrealized gain/(loss) on investment
   securities, net of applicable income taxes                                                           (2,010,907)      (2,010,907)
                                                -----------     -----------        -----------          ----------      -----------

Balance at June 30, 1996                         $1,576,017     $13,914,602         $3,917,003         ($1,858,635)     $17,548,987
                                                ===========     ===========        ===========         ===========      ===========


See accompanying notes to the financial statements.


                        ENTERPRISE BANK AND TRUST COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Six months ended
                                                                          June 30, 1996   June 30, 1995
                                                                          -------------   -------------

Cash flows from operating activities:
   Net income                                                             $  1,065,583    $    910,462
   Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                        341,863         316,004
          Provision for possible loan losses                                      --              --
          Gain on sale of investments                                           (1,909)           --
          Net (increase) decrease in loans held for sale                       568,938         751,953
          (Increase) decrease in accrued interest  receivable                 (674,743)       (130,117)
          (Increase) decrease in prepaid expenses and other assets             (60,153)       (183,153)
          (Increase) decrease in  deferred income taxes                          3,717          63,415
          Increase (decrease) in accrued expenses and other liabilities        317,877         495,654
          Increase (decrease) in accrued interest payable                      (65,238)         42,365
          Increase (decrease) in income taxes payable/receivable              (443,402)        (32,832)
                                                                          ------------     -----------

                Net cash provided by operating activities                    1,052,533       2,233,751
                                                                          ------------     -----------


Cash flows from investing activities:

   Proceeds from sales of investment securities                              5,919,844            --
   Proceeds from calls, maturities or paydowns of investment securities      5,715,955       1,364,287
   Purchase of investment securities                                       (43,065,569)     (2,723,350)
   Proceeds from payments or sales/additions to real estate acquired by         27,245          22,135
     foreclosure
   Net (increase) decrease in loans, net of chargeoffs                     (12,343,944)     (4,627,637)
   Additions to premises and equipment, net                                   (122,114)       (919,215)
                                                                          ------------     -----------

                Net cash used in investing activities                      (43,868,583)     (6,883,780)
                                                                          ------------     -----------


Cash flows from financing activities:

    Net increase (decrease) in deposits                                     30,251,598      15,421,497
    Net increase (decrease) in short term borrowings                         6,039,979      (4,659,621)
    Proceeds from exercise of stock options                                      1,402            --
     Dividends paid                                                           (472,805)       (433,067)
                                                                          ------------     -----------

                Net cash provided by financing activities                   35,820,174      10,328,809
                                                                          ------------     -----------

Net increase (decrease) in cash and cash equivalents                        (6,995,876)      5,678,780

Cash and cash equivalents at beginning of period                            25,162,392       8,441,033
                                                                          ------------     -----------

Cash and cash equivalents at end of period                                 $18,166,516      14,119,813
                                                                          ============     ===========


Disclosure of cash flow information: Cash paid during the period for:
      Interest on deposits and short-term borrowings                      $  3,842,707    $  2,535,929
      Income taxes                                                        $    504,250         470,000


See accompanying notes to the financial statements.

                        ENTERPRISE BANK AND TRUST COMPANY

                          Notes to Financial Statements


(1)      Basis of Presentation

         The accompanying unaudited financial statements should be read in conjunction with the bank's December 31, 1995, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for possible loan losses and valuation of other real estate owned.

         In the opinion of management, the accompanying financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.

(2) Earnings per share are calculated based on the average number of Class A common shares outstanding during the period.

         The average number of common shares outstanding during the six months ended June 30, 1996, and 1995, is as follows:

                                                     Six Months Ended
                                                     ----------------

                                          June 30, 1996           June 30, 1995
                                          -------------           -------------
         Class A Common Shares                1,575,925              1,574,792

(3) Certain fiscal 1995 information has been reclassified to conform with 1996 presentation.

ITEM 2 - Business Review and Management's Discussion and Analysis of Financial Condition and Results of Operation

Enterprise Bancorp, Inc. (the "company")

Enterprise Bancorp, Inc. was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company (the "bank") for the purpose of becoming the holding company of the bank. The company entered into an Agreement and Plan of Reorganization with the Bank dated as of February 29, 1996, (the "Reorganization"). The Reorganization was consummated on July 26, 1996. Upon the consummation of the Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became shareholders of the company. The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System.

Prior to consummation of the Reorganization, the company had no material assets or operations. With the exception of certain pro forma adjustments to shareholders' equity to reflect the difference in par value of the company's common stock and the initial capital contribution of the bank to the company, the bank's financial statements at and for the period ended June 30, 1996, which are discussed below, are substantially identical to the pro forma consolidated financial statements of the company reflecting consummation of the Plan of Reorganization.


Enterprise Bank and Trust Company

General

Enterprise Bank and Trust Company is a Massachusetts trust company which commenced banking operations on January 3, 1989.

The bank's main office is at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. A branch office was opened at 185 Littleton Road, Chelmsford, Massachusetts, in June of 1993. The bank opened a branch office in Leominster, Massachusetts, in May of 1995 and a branch office in Billerica, Massachusetts, in June of 1995. The bank has received the necessary approvals to open a branch in Tewksbury, Massachusetts, and plans to open the branch for business late in 1996. The bank's deposit-gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals. The bank's primary goal is to enhance long-term shareholder value and take advantage of market opportunities.

The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

The bank's results of operations depend primarily on the bank's net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the bank's provision for possible loan losses. Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accrual loans and changes in interest rates. The provision for possible loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by non-interest income, which consists primarily of deposit account fees, trust fees, and gains and losses on sales of securities, and the level of non-interest expense and income taxes. The bank's residential mortgage operations in the first six months of 1995 were negatively impacted by interest rates and competition. As a result of a rapid increase in interest rates in 1994, the competition for residential mortgages increased and volume and profit margins decreased. The mortgage center, beginning in the second quarter of 1995, has refocused its business away from originating mortgages for resale into the secondary market to originating construction, construction-to-permanent and commercial mortgages.

The pages following should be read in conjunction with the bank's consolidated financial statements and notes thereto.

Financial Condition

Total assets were $259,219,787 at June 30, 1996, compared with $184,179,906 at June 30, 1995, an increase of approximately 41%.

The following table shows selected balance sheet accounts at June 30:

                                                1996                1995
                                            ------------        ------------
Total assets                                $259,219,787        $184,179,906
Loans, net                                   124,285,550         113.358,129
Investment securities at market value        106,779,500          49,277,465
Total deposits                               226,646,165         149,694,575
Short-term borrowings                         13,021,762          14,959,409

Liquidity

Liquidity is the ability to meet cash needs, such as those arising from fluctuations in loans, investments and deposits. Liquidity management is the coordination of activities so that cash needs are anticipated and met easily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset/liability committee. The bank's liquidity is maintained by projecting cash needs, by balancing maturing assets with maturing liabilities, by the monitoring of various liquidity ratios, by monitoring deposit flows, and by maintaining liquidity within the investment portfolio. The bank's liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and to engage in sound balance sheet management strategies. Primary sources of liquidity consist of deposit inflows, loan repayments, Federal Home Loan Bank (FHLB) borrowings and maturities and sales of investment securities. These sources fund the bank's lending and investing activities. Management believes that the bank has adequate liquidity to meet its commitments.

At the April 1996, meeting of the board of directors, a dividend of $.30 per share was declared and was paid on July 1, 1996. The payment of future dividends will be considered on an annual basis by the board of directors.


Capital Resources

Capital planning by the bank considers current needs and anticipated future growth. The primary source of additional capital has been retention of earnings since the bank commenced operations.

Both the company and the bank are subject to regulatory capital adequacy guidelines. New risk-based capital guidelines became effective in 1990 and were fully-phased in as of December 31, 1992. As of June 30, 1996, the bank's total risk-based capital ratio was 15.37% and its Tier 1 capital ratio was 14.10%. At June 30, 1996, the bank's leverage ratio was 7.49%. The company's ratios at June 30, 1996, on a pro forma basis were substantially the same as the bank's.

The minimum total risk based, tier 1 and leverage ratio guidelines are 10%, 6%, and 5%, respectively, to be classified for regulatory purposes as a "well capitalized" institution. The company and the bank, therefore, would be considered to be "well capitalized".

Balance Sheet

Total Assets

Total assets increased $35.0 million since December 31, 1995, an increase of 15.6%. An increase in investments of $28.0 million and increase in gross loans of $12.1 million partially offset by a decrease in cash and cash equivalents of $7.0 million were the primary causes of the change. The increase in assets was funded by an increase in deposits and borrowings of $30.3 million and $6.0 million, respectively.

Investments

The investment portfolio is managed with the primary objective of maintaining an appropriate level of liquidity and controlling interest rate risk. The bank's investment securities consist of treasury, agency, and municipal securities and mortgage-backed and collateralized mortgage obligations (CMOs). The bank's CMO investments primarily consist of investments in planned amortization classes
(PACs). The yield and maturity of such PAC CMOs are less susceptible to change, as opposed to non PAC CMOs, due to increasing or decreasing market rates. The bank reviews, on an ongoing basis, the credit quality of its investment securities and the banks in which it invests federal funds sold. Federal funds investments are typically made on an overnight basis.

At June 30, 1996 and 1995, and December 31, 1995, all of the bank's investment securities were classified as available for sale and carried at market value. The net unrealized losses at June 30, 1996, net of tax effects, are shown as a separate component of stockholders' equity in the amount of $1,858,635.

Loans

Total loans were $130.3 million, or 50.3% of total assets, at June 30, 1996, compared to $118.2 million, or 52.7% of total assets, at December 31, 1995. The increase in loans of $12.1 million was primarily attributed to increased loan originations in the commercial real estate and commercial loan portfolios. The bank continues to pursue aggressive customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits increased $30.3 million, or 15.4%, during the first six months of 1996 from $196.4 million at December 31, 1995, to $226.6 million at June 30, 1996. The increase is due to the opening of the new Leominster and Billerica branches and continued strong growth from our Lowell and Chelmsford offices.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB borrowings, increased $6.0 million, or 86.5%, from $7.0 million at December 31, 1995, to $13.0 million at June 30, 1996. The increase was primarily attributable to an increase in FHLB borrowings. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace the FHLB borrowings with deposits. FHLB borrowings at June 30, 1996, were $4.0 million with additional available borrowings of approximately $93.3 million.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for possible loan losses for the periods indicated:
                                               Six months ended June 30,
                                            -----------------------------
                                                 1996             1995
                                                 ----             ----
Balance at beginning of year                $ 4,106,659       $ 4,341,204

Loans charged off                              (128,448)          (18,797)

Recoveries on loans charged off                   7,872            41,172

Provision charged to income                          --                --
                                            -----------       -----------
Balance at June 30                          $ 3,986,083       $ 4,363,579
                                            ===========       ===========

Reserve to loans outstanding                       3.09%             3.68%
                                            ===========       ===========

Annualized net (charge-offs)/recoveries to
average loans outstanding                         ( .20%)             .04%
                                            ===========       ===========

The following table sets forth non-performing assets at June 30:

                                                      1996             1995
                                                  ----------        ----------
Loans on non accrual:
  Commercial                                      $  449,540        $  514,489
  Residential real estate                            248,633           119,730
  Commercial real estate                           1,349,068           543,147
  Construction                                             -                 -
  Consumer, including home equity                    543,652           170,127
                                                  ----------        ----------
    Total loans on non accrual                     2,590,893         1,347,493

Real estate acquired by foreclosure                  148,534           367,652
                                                  ----------        ----------
   Total non accrual loans and real               $2,739,427        $1,715,145
                                                  ==========        ==========
    estate acquired by foreclosure

Non accrual loans and real estate owned as
percentage of total assets                              1.06%              .93%
                                                  ==========        ==========
Allowance for possible loan losses to
non accrual loans                                        154%              324%
                                                  ==========        ==========

Restructured loans                                $        0        $  674,789
                                                  ==========        ==========

Total non-accrual loans increased $1,243,400 or 92% from June 30, 1995, to June 30, 1996. The increase in non-performing loans is primarily due to several large commercial real estate loans to a couple of borrowers becoming delinquent. The increase in consumer non-accrual loans was primarily caused from one home equity loan that has periodically been delinquent.

                          RESULTS OF OPERATIONS SUMMARY


       SIX MONTHS ENDED June 30, 1996, VS. SIX MONTHS ENDED June 30, 1995


The bank reported net income of $1,065,583 in the six months ended June 30, 1996, versus $910,462 in the six months ended June 30, 1995, an increase of 17%. The bank had earnings per common share of $.68 in the six months ended June 30, 1996, compared with $.58 in the six months ended June 30, 1995. The per share results are based on 1,575,925 and 1,574,792 average common shares outstanding at June 30, 1996, and June 30, 1995, respectively.

The following table highlights changes which affected the bank's earnings for the periods

                                                      Six Months    Six Months
                                                        Ended          Ended
                                                    June 30, 1996  June 30, 1995
                                                    -------------  -------------

(Dollars in thousands)
Average assets                                         $239,254       $178,768
Average deposits and short-term borrowings             $218,193       $159,191
Average investment securities (1)                      $102,611       $ 49,950
Average loans & loans held for sale                    $119,905       $118,711
Average loans & loans held for sale to average
 deposits & short-term borrowings ratio                   54.95%         74.57%
Non interest expenses to average assets (2)                3.65%          4.50%
Non interest income, exclusive of securities
 gains to average assets (2)                                .67%           .92%
Average tax equivalent rate earned on interest
 earning assets                                            8.26%          8.53%
Average rate paid on deposits and
 short-term borrowings                                     3.59%          3.16%
Net interest rate spread                                   4.66%          5.40%
Net interest income                                    $  5,262       $  4,615
Provision for possible loan losses                     $      -       $      -
Tax expense                                            $    648       $    501
Gain from sale of securities                           $      2       $      0


(1)    Average investment securities are shown at average amortized cost

(2)    Ratios have been annualized based on number of days for the period

Net Interest Income

Net interest income is the difference between the interest earned on assets and the interest paid on liabilities. Interest income and expense are affected by changes in earning asset and interest-bearing liability balances, as well as changes in the level of interest rates. Stable and growing net interest income is dependent upon effective spread management, asset growth, and maintenance of strong underwriting and credit standards.

The bank's net interest income was $5,261,509 in the six months ended June 30, 1996, an increase of $646,186 or 14% from $4,615,323 in the six months ended June 30, 1995, primarily a result of an increase in the bank's asset size and an increase in interest rates earned on loans. These increases were partially offset by increased interest expense from an increase in certificate of deposit balances and rates paid.

The average tax equivalent yield on earning assets in the six months ended June 30, 1996, was 8.26% down 27 basis points from 8.53% in the six months ended June 30, 1995. The average rate paid on deposits and borrowings in the six months ended June 30, 1996, was 3.59%, an increase of 43 basis points from 3.16% in the six months ended June 30, 1995. The resulting interest rate spread decreased 74 basis points to 4.66% in the six months ended June 30, 1996, from 5.40% in the six months ended June 30, 1995. The principal reason for the increase in the bank's net interest income and the decrease in the interest rate margin during the first six months of 1996 is a result of the increase in investments which was principally funded by certificates of deposit.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 1996, and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume.




                                            AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
                                            -----------------------------------------------------
                                              Six Months Ended                Six Months Ended
                                                June 30, 1996                  June 30, 1995                 Changes due to
                                         --------------------------    ----------------------------  -------------------------------
                                                           Average                          Average
                                         Average           Interest    Average             Interest                  Interest  Rate/
                                         Balance  Interest  Rate       Balance   Interest   Rate     Total    Volume   Rate   Volume
(Dollars in Thousands)                   -------  -------- --------    -------   --------  --------  -----    ------ -------- ------

Assets:
  Loans and loans held for sale (1) (2)  $119,905 $5,929   9.92%      $118,711  $5,572     9.47%   $  357    $   57   $268     $ 32
  Investment securities (3)               102,611  3,130   6.42         49,950   1,486     6.51     1,644     1,713    (21)     (48)
  Federal funds sold                        4,002    110   5.51          1,749      51     5.88        59        66     (3)      (4)
                                         -------- ------              --------  ------             ------    ------   ----     ----
    Total interest earnings assets        226,518  9,169   8.26%       170,410   7,109     8.53%    2,060     1,836    244      (20)
                                                  ------                        ------             ------    ------   ----     ----

  Other assets (4)                         12,736                        8,358
                                         --------                     --------
    Total assets                         $239,254                     $178,768
                                         ========                     ========
Liabilities and stockholders' equity:
  Non-interest bearing deposits         $  31,808                       26,232
  Savings, NOW and money market            80,402    919   2.29%        68,529     852     2.51%       67       149    (74)      (8)
  Certificate of deposit                   93,145  2,666   5.74         41,194     993     4.86     1,673     1,263    181      229
  Short-term borrowings                    12,838    323   5.05         23,236     649     5.63      (326)     (293)   (68)      35
                                         -------- ------              --------  ------             ------    ------   ----     ----
    Total deposits and borrowings         218,193  3,908   3.59%       159,191   2,494     3.16%    1,414     1,119     39      256
                                                  ------                        ------             ------    ------   ----     ----

  Other liabilities                         1,886                        1,684
                                         --------                     --------
    Total liabilities                     220,079                      160,875

Stockholders' equity                       19,175                       17,893
                                         --------                     --------

      Total liabilities and
       stockholder's equity              $239,254                     $178,768
                                         ========                     ========

Net interest rate spread                                   4.66%                           5.40%

Net interest income                               $5,262                        $4,615             $  646    $  717  $ 205    $(276)
                                                  ======                        ======             ======    ======  =====    =====

Net yield on average earning assets                        4.80%                           5.61%


(1)      Average loans include nonaccrual loans.

(2)      Average loans are net of average deferred loan fees.

(3)      Average  balances are presented at average  amortized  cost and average interest rates are presented on a tax-equivalent basis.

(4)      Other  assets  include  cash  and  due  from  banks,  accrued  interest receivable, allowance for possible loan losses, real estate acquired by foreclosure, deferred income taxes and other miscellaneous assets.


The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and short-term investments comprise the bank's earning assets.

Non Interest Income

Non-interest income, exclusive of security gains, decreased by $15,565 to $804,026 for the six months ended June 30, 1996, compared to $819,591 for the six months ended June 30, 1995. This decrease was primarily caused by a decline in gains on sales of loans of $89,353. This decline was partially offset by increases in trust fees, deposit fees and other fees.

Trust fees increased due to an increase in trust assets.

Deposit fees increased approximately 8.46% in the six months ended June 30, 1996, compared to the six months ended June 30, 1995. The 1996 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Other income for the six months ended June 30, 1996, was $176,584, a decrease of 25.63% from $237,417 in the six months ended June 30, 1995, due primarily to decreases in gains on sales of loans.

Gains on Sales of Securities

Gains from the sales of investment securities totalled $1,909 in 1996 versus $0 in 1995. The sales in 1996 were principally securities maturing within approximately 30 months.

Non Interest Expenses

Salaries and benefits expense totalled $2,445,001 in the six months ended June 30, 1996, compared with $2,150,043 in 1995 an increase of $294,958 or 13.72%.
This increase was primarily the result of the addition of the Leominster and Billerica branches in the second quarter of 1995, accruals for an incentive bonus plan, an increase in benefit expenses, and annual salary increases.

Occupancy expense was $633,431 in the six months ended June 30, 1996, compared with $534,334 in 1995, an increase of $99,097 or 18.55% primarily due to the opening of the two branches.

FDIC insurance expense decreased by $143,551 in 1996. The decrease was due to a reduction in the bank's assessment rate.

Office and data processing supplies expense decreased by $63,052, or 30.62%, in the six months ended June 30, 1996, primarily due to various cost saving initiatives.

Trust professional and custodial expenses increased due to an increase in trust assets. Audit, legal and other professional expenses decreased in 1996 primarily due to the extra costs in 1995 of a consultant hired by the bank to review its operating procedures.

Other non interest expenses increased by $191,032 or 28.72%, primarily due to expenses associated with the two new branches.

Provision for Possible Loan Losses

The provision for possible loan losses amounted to $0 in 1996 and 1995. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results. The bank's allowance for possible loan losses was $3,986,083 at June 30, 1996. See "Risk Elements" and "Provision and Allowance for Possible Loan Losses" for further discussion.

                          RESULTS OF OPERATIONS SUMMARY

     THREE MONTHS ENDED June 30, 1996, VS. THREE MONTHS ENDED June 30, 1995


The bank reported net income of $594,501 in the quarter ended June 30, 1996, versus $468,744 in the quarter ended June 30, 1995, an increase of 27%. The bank had earnings per common share of $.38 in the quarter ended June 30, 1996, compared with $.30 in the quarter ended June 30, 1995. The per share results are based on 1,575,950 and 1,574,792 average common shares outstanding for the quarters ended June 30, 1996, and June 30, 1995, respectively.

The following table highlights changes which affected the bank's earnings for the period:


                                                 Three Months     Three Months
                                                 Ended            Ended
                                                 June 30, 1996    June 30, 1995
                                                 -------------    -------------
(Dollars in thousands)
Average assets                                       $251,856         $182,779
Average deposits and short-term borrowings           $230,746         $162,904
Average investment securities (1)                    $113,014         $ 50,607
Average loans & loans held for sale                  $123,224         $120,504
Average loans & loans held for sale to average
 deposits & short-term borrowings ratio                53.40%           73.97%
Non interest expenses to average assets (2)             3.36%            4.61%
Non interest income, exclusive of securities
 gains to average assets (2)                             .62%            1.03%
Average tax equivalent rate earned on interest
 earning assets                                         8.18%            8.63%
Average rate paid on deposits and
 short-term borrowings                                  3.66%            3.29%
Net interest rate spread                                4.52%            5.34%
Net interest income                                  $  2,673         $  2,343
Provision for possible loan losses                   $      -         $      -
Tax Expense                                          $    366         $    237
Gain from sale of securities                         $      2         $      0


(1)  Average investment securities are shown at average amortized cost

(2)  Ratios have been annualized based on number of days for the period.

Net Interest Income

The bank's net interest income was $2,672,836 quarter ended June 30, 1996, an increase of $329,927 or 14% from $2,342,909 in the quarter ended June 30, 1995, primarily a result of an increase in the bank's assets.

The average tax equivalent yield on earning assets in the quarter ended June 30, 1996, was 8.18%, down 45 basis points from 8.63% in the quarter ended June 30, 1995. The average rate paid on deposits and borrowings in the quarter ended June 30, 1996, was 3.66%, an increase of 37 basis points from 3.29% in the quarter ended June 30, 1995. The resulting interest rate spread decreased 82 basis points to 4.52% in the quarter ended June 30, 1996, from 5.34% in the quarter ended June 30, 1995.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the quarters ended June 30, 1996, and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume.




                                            AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
                                            -----------------------------------------------------
                                             Three Months Ended             Three Months Ended
                                                June 30, 1996                  June 30, 1995                 Changes due to
                                         --------------------------    ----------------------------  -------------------------------
                                                           Average                          Average
                                         Average           Interest    Average             Interest                  Interest  Rate/
                                         Balance  Interest  Rate       Balance   Interest   Rate     Total    Volume   Rate   Volume
(Dollars in Thousands)                   -------  -------- --------    -------   --------  --------  -----    ------ -------- ------

Assets:
  Loans and loans held for sale (1) (2)  $123,224  $3,031   9.87%     $120,504   $2,886     9.61%   $  145    $   65   $ 78    $  2
  Investment securities (3)               113,014   1,722   6.40        50,607      754     6.47       968      1010    (10)    (32)
  Federal funds sold                        2,169      26   4.81         2,855       41     5.76       (15)      (10)    (7)      2
                                         --------  ------             --------   ------             ------    ------   ----    ----
    Total interest earnings assets        238,407   4,779   8.18%      173,966    3,681     8.63%     1098      1065     61     (28)
                                                   ------                        ------             ------    ------   ----    ----

  Other assets (4)                         13,449                        8,813
                                         --------                     --------
    Total assets                         $251,856                     $182,779
                                         ========                     ========
Liabilities and stockholders' equity:
  Non-interest bearing deposits          $ 32,876                       26,979
  Savings, NOW and money market            82,550     474   2.30%       68,220      437     2.57        37        92    (45)    (10)
  Certificate of deposit                   97,329   1,383   5.70        43,429      561     5.18       822       698     56      68
  Short-term borrowings                    17,991     249   5.55        24,276      340     5.62       (91)      (88)    (4)      1
                                         --------  ------             --------   ------             ------    ------   ----    ----
    Total deposits and borrowings         230,746   2,106   3.66%      162,904    1,338     3.29%      768       702      7      59
                                                   ------                        ------             ------    ------   ----    ----

  Other liabilities                         1,890                        1,870
                                         --------                     --------
    Total liabilities                     232,636                      164,774

Stockholders' equity                       19,220                       18,005
                                         --------                     --------
      Total liabilities and
       stockholder's equity              $251,856                     $182,779
                                         ========                     ========

Net interest rate spread                                    4.52%                           5.34%

Net interest income                                $2,673                        $2,343               $330    $  363   $ 54    $(87)
                                                   ======                        ======               ====    ======   ====    ====
Net yield on average earning assets                         4.63%                           5.55%


(1)      Average loans include nonaccrual loans.

(2)      Average loans are net of average deferred loan fees.

(3)      Average  balances are presented at average  amortized  cost and average interest rates are presented on a tax-equivalent basis.

(4)      Other  assets  include  cash  and  due  from  banks,  accrued  interest receivable, allowance for possible loan losses, real estate acquired by foreclosure, deferred income taxes and other miscellaneous assets.


The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and short-term investments comprise the bank's earning assets.

Non Interest Income

Non-interest income, exclusive of security gains, decreased by $77,149 to $391,440 for the three months ended June 30, 1996, compared to $468,589 for the three months ended June 30, 1995. This decrease was primarily caused by a decline in gains on sales of loans of $103,912. This decline was partially offset by increases in trust and other fees.

Trust income increased due to an increase in trust assets.

Deposit fees decreased approximately 1% in the quarter ended June 30, 1996. The decrease was primarily the result of a decrease in activity volume for the quarter.

Other income for the quarter ended June 30, 1996, was $79,278, a decrease of approximately 51% from $161,159 in the quarter ended June 30, 1995, primarily due to a decrease in gains from loan sales.

Gains on Sales of Securities

Gains from the sales of investment securities totalled $1,909 in the second quarter in 1996 versus $0 in the second quarter in 1995. The sales were principally of securities maturing in approximately 30 months.

Non Interest Expenses

Salaries and benefits expense totalled $1,247,178 in the quarter ended June 30, 1996, compared with $1,068,092 in 1995, an increase of $179,086 or 16.77%
primarily due to the addition of the Leominster and Billerica branches in the second quarter of 1995, accruals for the incentive bonus plan, an increase in benefit expenses and annual pay raises.

Occupancy expense was $302,761 in the quarter ended June 30, 1996, compared with $291,358 in 1995, an increase of $11,403 or 3.92%, due to the opening of the two new branches.

FDIC insurance expense decreased by $72,025 in 1996. The decrease was due to a reduction in the bank's assessment rate.

Office and data processing supplies expense decreased by $81,584, or 51.14%, in the quarter ended June 30, 1996, primarily due to the timing of expenditures and various cost cutting initiatives.

Trust professional and custodial expenses increased due to an increase in trust assets.

Audit, legal and other professional fees decreased in 1996 primarily due to the extra costs in 1995 of an outside consultant hired by the bank to review the bank's operation.

Other operating expenses increased in 1995 primarily due to the opening of the two new branches.

                           PART II - OTHER INFORMATION


Item 1        Legal Proceedings
                  Not Applicable

Item 2        Changes in Securities
                  Not Applicable

Item 3        Defaults upon Senior Securities
                  Not Applicable

Item 4        Submission of Matters to a Vote of Security Holders
               The annual meeting of  shareholders of the bank was held
               on May 7, 1996. A vote was taken for approval of the formation of a holding company for the bank pursuant to the Agreement and Plan of Reorganization dated as of February 29, 1996. Other matters voted on at the meeting included the election of four directors of the bank for a three-year term, the election
               of  a  clerk  and  assistant   clerk  of  the  bank,  and  the
               ratification of KPMG Peat Marwick LLP as the bank's independent auditors. Votes were cast as follows:

               I.       Approval of the formation of the holding company

                        For            Against     Abstain   Broker Non-Vote
                        1,367,790      3,500       2,100           -

               II. Election of four directors of the bank for a three-year term

                        Nominee                 For     Against     Abstain

                        Kenneth S. Ansin     1,369,290       -       4,100
                        Eric W. Hanson       1,369,290       -       4,100
                        Arnold S. Lerne      1,369,290       -       4,100
                        Richard W. Main      1,372,290       -       1,100

               III.     Election of the clerk and assistant clerk of the bank

                        Nominee                  For     Against     Abstain
                        Arnold S. Lerner,     1,368,890        -      4,500
                          Clerk
                        Michael S. Spinelli,  1,368,690    3,700      1,000
                          Asst. Clerk


               IV. Ratification of KPMG Peat Marwick LLP as independent auditors

                           For         Against      Abstain     Broker Non-Vote

                        1,370,891        1,499       1,000            -

Item 5        Other Information
                  None

Item 6        Exhibits and Reports on Form 8-K

                  (a)      Exhibits


Exhibit #     Exhibit Description


10.1 Lease agreement dated July 22, 1988, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts.

10.2 Amendment to lease dated December 28, 1990, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts.

10.3 Amendment to lease dated August 15, 1991, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts.

10.4 Lease Agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., relating to the premises at 170 Merrimack Street, Lowell, Massachusetts.

10.5 Lease agreement dated March 14, 1995, between the bank and North Central Investment Limited Partnership relating to the premises at 2-6 Central Street, Leominster, MA.

10.6 Amended employment agreement between the bank and George L. Duncan dated December 13, 1995.

10.7 Employment agreement between the bank and Richard W. Main dated December 13, 1995.

                  (b)      Reports on Form 8-K
                           The Company filed a Current Report on Form 8-K dated July 26, 1996 to report the consummation of the holding company reorganization.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENTERPRISE BANCORP, INC.


DATE:  September 9, 1996       /s/ George L. Duncan
                               George L. Duncan
                               Chairman of the Board, Chief Executive Officer
                               and Chief Investment Officer


DATE:  September 9, 1996       /s/ John P. Clancy, Jr.
                               John P. Clancy, Jr.
                               Senior Vice President, Chief Financial Officer,
                               Treasurer and Investment Manager