Form 10QSB
period 1996-09-30
ENTERPRISE BANCORP INC /MA/
filed 1996-11-13
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1996, Common Stock - Par Value $0.01 1,576,192 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.

                                      INDEX

                                                                     Page Number

           Cover Page                                                     1

           Index                                                          2

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

           Enterprise Bancorp, Inc.

           Balance Sheet - September 30, 1996                             4

           Statements of Income -
           Three months and nine months ended September 30, 1996
           and 1995                                                       5

           Statement of Cash Flows -
           Nine  months ended September 30, 1996 and 1995                 6

           Notes to Financial Statements                                  7

Item 2
           Business Review and Management's Discussion and
           Analysis of Financial Condition and Results of Operations      8


                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                             20

Item 2     Changes in Securities                                         20

Item 3     Defaults upon Senior Securities                               20

Item 4     Submission of Matters to a Vote of Security Holders           20

Item 5     Other Information                                             20

Item 6     Exhibits and Reports on Form 8-K                              20

           Signature Page                                                21

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation and benefit plans; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional or national economies.

                            ENTERPRISE BANCORP, INC.
                                  BALANCE SHEET


   ASSETS                                                   September 30, 1996
                                                          ----------------------
                                                               (Unaudited)
                                                          ----------------------
   Cash and due from banks                                          $15,686,020
   Federal funds sold                                                         0
                                                          ----------------------
      Total cash and cash equivalents                                15,686,020
                                                          ----------------------

   Investment securities at market value                            119,005,324

   Loans held for sale                                                        0

   Loans, gross                                                     137,383,596
   Less: allowance for possible loan losses                          (3,970,109)
   Less: deferred origination fees                                     (796,431)
                                                          ----------------------
        Loans, net                                                  132,617,056
                                                          ----------------------

   Premises and equipment, net                                        2,385,317
   Accrued interest receivable                                        2,421,756
   Deferred income taxes                                              2,612,384
   Real estate acquired by foreclosure                                   77,721
   Prepaid expenses and other assets                                    278,984

                                                          ----------------------
         Total assets                                              $275,084,562
                                                          ======================

   LIABILITIES AND SHAREHOLDERS' EQUITY


   Deposits:
      Demand                                                         38,057,929
      Savings and NOW and MMDA                                       88,924,995
      Time                                                          105,239,019
                                                          ----------------------
         Total deposits                                             232,221,943

   Short term borrowings                                             22,195,220
   Accrued interest payable                                             485,315
   Income taxes payable                                                  44,046
   Accrued expenses and other liabilities                             1,049,569
                                                          ----------------------
         Total liabilities                                          255,996,093
                                                          ----------------------

   Shareholders' equity:
      Preferred stock, $0.01 par value; 1,000,000
         shares authorized, no shares issued                                  0
      Common Stock, $0.01 par value;
         5,000,000 shares authorized,  1,576,192
          issued and outstanding                                      1,576,192

      Additional paid-in capital                                     13,916,427
      Retained earnings                                               4,632,267
      Net unrealized (loss)/gain on investment securities,
        net of applicable income taxes                               (1,036,417)
                                                          ----------------------
          Total shareholders' equity                                 19,088,469
                                                          ----------------------

          Total liabilities and shareholders' equity               $275,084,562
                                                          ======================

   See accompanying notes to the financial statements.

                                                      ENTERPRISE BANCORP, INC.
                                                        STATEMENTS OF INCOME



                                                            THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                    Sept. 30, 1996      Sept. 30, 1995           Sept. 30, 1996     Sept. 30, 1995
                                                  ------------------- -------------------      ------------------  -----------------
                                                      (Unaudited)         (Unaudited)             (Unaudited)         (Unaudited)
                                                  ------------------- -------------------      ------------------  -----------------
Interest  income:
   Loans                                                  $3,207,933          $2,867,392              $9,137,338         $8,439,292
   Investment securities                                   1,761,611             812,349               4,892,000          2,298,289
   Daily federal funds sold                                   19,516             210,404                 129,176            261,451
                                                  ------------------- -------------------      ------------------  -----------------
      Total interest income                                4,989,060           3,890,145              14,158,514         10,999,032
                                                  ------------------- -------------------      ------------------  -----------------


Interest expense:
   Savings and NOW and MMDA deposits                         490,744             430,848               1,409,637          1,283,757
   Time deposits                                           1,465,814             916,669               4,132,144          1,909,128
   Short-term borrowings                                     131,075             143,632                 453,797            791,828
                                                  ------------------- -------------------      ------------------  -----------------
      Total interest expense                               2,087,633           1,491,149               5,995,578          3,984,713
                                                  ------------------- -------------------      ------------------  -----------------

      Net interest income                                  2,901,427           2,398,996               8,162,936          7,014,319

Provision for possible loan losses                                 0                   0                       0                  0
                                                  ------------------- -------------------      ------------------  -----------------
      Net interest income after provision for
        possible loan losses                               2,901,427           2,398,996               8,162,936          7,014,319
                                                  ------------------- -------------------      ------------------  -----------------

Non-interest income:
   Trust income                                              157,743             152,513                 475,972            449,601
   Deposit service fees                                      175,172             131,811                 484,386            416,897
   Gains on securities sales                                       0                   0                   1,909                  0
   Other income                                               87,591             127,546                 264,174            364,963
                                                  ------------------- -------------------      ------------------  -----------------
      Total non-interest income                              420,506             411,870               1,226,441          1,231,461
                                                  ------------------- -------------------      ------------------  -----------------


Income before operating expenses and income taxes          3,321,933           2,810,866               9,389,377          8,245,780
                                                  ------------------- -------------------      ------------------  -----------------

Non-interest expense:
   Salaries and employee benefits                          1,283,826           1,189,808               3,728,827          3,339,850
   Occupancy expenses                                        306,802             341,949                 940,233            876,283
   FDIC insurance expense                                        500               6,368                   2,000            151,419
   Office and data processing supplies                        64,395             122,989                 199,034            328,934
   Trust professional and custodial expenses                  64,500              48,000                 165,550            144,000
   Audit, legal and other professional fees                   57,116              62,957                 230,971            290,320
   Other                                                     399,542             349,855               1,263,963          1,014,990
                                                  ------------------- -------------------      ------------------  -----------------
      Total non-interest expenses                          2,176,681           2,121,926               6,530,578          6,145,796
                                                  ------------------- -------------------      ------------------  -----------------

      Income before income taxes                           1,145,252             688,940               2,858,799          2,099,984
                                                  ------------------- -------------------      ------------------  -----------------

Provision for income taxes                                   429,988             273,973               1,077,952            774,555
                                                  ------------------- -------------------      ------------------  -----------------

      Net income                                            $715,264            $414,967              $1,780,847         $1,325,429
                                                  =================== ===================      ==================  =================


EARNINGS PER SHARE
-----------------------------------------------
Net Income per common share                                    $0.45               $0.26                   $1.13              $0.84
                                                  =================== ===================      ==================  =================

Weighted average common shares outstanding                 1,576,077           1,574,960               1,575,993          1,574,848
                                                  =================== ===================      ==================  =================


See accompanying notes to the financial statements.

                                                      ENTERPRISE BANCORP, INC.
                                                      STATEMENTS OF CASH FLOWS



                                                                           Nine months ended
                                                                    Sept. 30, 1996  Sept. 30, 1995
                                                                    --------------  --------------
Cash flows from operating activities:
   Net income                                                          $1,780,847      $1,325,429
   Adjustments to reconcile net income
      to net cash provided by (used in) operating activities:
          Depreciation and amortization                                   620,161         472,111
          Provision for possible loan losses                                    0               0
          Gain on sale of investments                                      (1,909)              0
          Net (increase) decrease in loans held for sale                1,855,340         (55,475)
          (Increase) decrease in accrued interest  receivable            (598,677)       (243,857)
          (Increase) decrease in prepaid expenses and
              other assets                                                 12,113         (61,618)
          (Increase) decrease in  deferred income taxes                    (1,397)         93,414
          Increase (decrease) in accrued expenses and
              other liabilities                                          (150,992)         82,163
          Increase (decrease) in accrued interest payable                 (64,358)        128,242
          Increase (decrease) in income taxes payable/receivable         (129,300)        208,120
                                                                    --------------   -------------

                Net cash provided by operating activities               3,321,828       1,948,529
                                                                    --------------   -------------


Cash flows from investing activities:

   Proceeds from sales of investment securities                         5,919,844               0
   Proceeds from calls, maturities or paydowns of
       investment securities                                            7,739,653       7,822,536
   Purchase of investment securities                                  (55,992,509)    (21,374,331)
   Proceeds from payments or sales/additions to real
       estate acquired by foreclosure                                      27,701         (51,522)
   Net (increase) decrease in loans, net of chargeoffs                (20,605,093)     (3,635,326)
   Additions to premises and equipment, net                              (459,206)     (1,191,694)
                                                                    --------------   -------------

                Net cash used in investing activities                 (63,369,610)    (18,430,337)
                                                                    --------------   -------------


Cash flows from financing activities:


    Net increase (decrease) in deposits                                35,827,376      42,677,224
    Net increase (decrease) in short term borrowings                   15,213,437      (8,954,909)
    Proceeds from exercise of stock options                                 3,402          12,100
     Dividends paid                                                      (472,805)       (433,068)
                                                                    --------------   -------------
                Net cash provided by financing activities              50,571,410      33,301,347

                                                                    --------------   -------------


Net increase (decrease) in cash and cash equivalents                   (9,476,372)     16,819,539

Cash and cash equivalents at beginning of period                       25,162,392       8,441,033
                                                                    --------------   -------------

Cash and cash equivalents at end of period                            $15,686,020     $25,260,572
                                                                    ==============   =============

Disclosure of cash flow information:
   Cash paid during the period for:
      Interest on deposits and short-term borrowings                   $6,059,936      $3,856,471
      Income taxes                                                        990,050         473,021

  Transfers from loans to real estate acquired by foreclosure                   0          77,721
  Transfers from real estate acquired by foreclosure to loans             331,532               0


See accompanying notes to the financial statements.

                            ENTERPRISE BANCORP, INC.

                          Notes to Financial Statements

(1)      Organization of Holding Company

Enterprise Bancorp, Inc. (the "company") is a Massachusetts corporation, which was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the "bank") for the purpose of becoming the holding company for the bank. The company had no material assets or operations prior to completion of the holding company reorganization on July 26, 1996. To the extent that the accompanying financial statements contain information as of a date or for a period prior to July 26, 1996, such information pertains to the bank.

On July 17, 1996, the Articles of Organization of the company were amended to increase the company's authorized capital to 1,000,000 shares of preferred stock, $.01 par value, and 5,000,000 shares of common stock, $.01 par value. On July 25, 1996, the bank purchased 100 shares of the company's common stock for $50,000.

On July 26, 1996, pursuant to an Agreement and Plan of Reorganization dated as of February 29, 1996, the company acquired all of the outstanding common stock of the bank, $1.00 par value, in a share-for-share exchange for common stock of the company, and the previously outstanding shares of the company's common stock were redeemed at par value and retired to the status of authorized and unissued shares (the "Reorganization"). Upon effectiveness of the Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became the shareholders of the company.

(2)      Basis of Presentation

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

(3)      Earnings per share

Earnings per share are calculated based on the average number of common shares outstanding during the period.
                                   Nine Months Ended September 30,
                                    1996                     1995

Common Shares                    1,575,993                 1,574,848

(4)     Reclassification

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

The bank's main office is at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. A branch office was opened at 185 Littleton Road, Chelmsford, Massachusetts, in June of 1993. The bank opened a branch office in Leominster, Massachusetts, in May of 1995 and a branch office in Billerica, Massachusetts, in June of 1995. The bank received the necessary approvals to open a branch in Tewksbury, Massachusetts, and opened the branch for business on October 28, 1996. The bank's deposit-gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

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

Financial Condition

Total assets were $275,084,562 at September 30, 1996, compared with $207,578,194 at September 30, 1995, an increase of approximately 33%.

The following table shows selected balance sheet accounts at September 30:

                                                   1996                 1995

Total assets                                    $275,084,562        $207,578,194
Loans, net                                       132,617,056         114,140,255
Investment securities at market value            119,005,324          61,656,208
Total deposits                                   232,221,943         176,950,302
Short-term borrowings                             22,195,220          10,664,121


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

Both the company and the bank are subject to regulatory capital adequacy guidelines. New risk-based capital guidelines became effective in 1990 and were fully-phased in as of December 31, 1992. As of September 30, 1996, the bank's total risk-based capital ratio was 14.6% and its Tier 1 capital ratio was 13.3%. At September 30, 1996, the bank's leverage ratio was 7.3%. The minimum total risk based, tier 1 and leverage ratio guidelines are 10%, 6%,and 5%, respectively, to be classified for regulatory purposes as a "well capitalized" institution. The company and the bank, therefore, would be considered to be "well capitalized".

At the April 1996, meeting of the board of directors, a dividend of $.30 per share was declared and was paid on July 1, 1996. The payment of future dividends will be considered on an annual basis by the board of directors.

Balance Sheet

Total Assets

Total assets increased $50.8 million since December 31, 1995, an increase of 22.7%. An increase in investments of $40.2 million and increase in gross loans and loans held for sale of $19.2 million partially offset by a decrease in cash and cash equivalents of $9.5 million were the primary reasons of the change. The increase in assets was funded by an increase in deposits and borrowings of $35.8 million and $15.2 million, respectively.

Investments

The investment portfolio is managed with the primary objective of maintaining an appropriate level of liquidity and controlling interest rate risk. The bank's investment securities consist of treasury, agency, and municipal securities and mortgage-backed and collateralized mortgage obligations (CMOs). The bank's CMO investments primarily consist of investments in planned amortization classes(PACs). The yield and maturity of such PAC CMOs are less susceptible to change, as opposed to non PAC CMOs, due to increasing or decreasing market rates. The bank reviews, on an ongoing basis, the credit quality of its investment securities and the banks in which it invests federal funds sold. Federal funds investments are typically made on an overnight basis.

At September 30, 1996 and 1995, and December 31, 1995, all of the bank's investment securities were classified as available for sale and carried at market value. The net unrealized losses at September 30, 1996, net of tax effects, are shown as a separate component of stockholders' equity in the amount of $1,036,417.

Loans

Total loans were $137.4 million, or 49.9% of total assets, at September 30, 1996, compared to $118.2 million, or 52.7% of total assets, at December 31, 1995. The increase in loans of $19.2 million was primarily attributed to increased loan originations in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits increased $35.8 million, or 18.2%, during the nine months of 1996 from $196.4 million at December 31, 1995, to $232.2 million at September 30, 1996. The increase is due to the opening of the new Leominster and Billerica branches and continued strong growth from our Lowell and Chelmsford offices.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB borrowings, increased $15.2 million, or 217.9%, from $7.0 million at December 31, 1995, to $22.2 million at September 30, 1996. The increase was primarily attributable to an increase in FHLB borrowings. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace the FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. FHLB borrowings at September 30, 1996, were $11.8 million with additional available borrowings of approximately $97.1 million.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for possible loan losses for the periods indicated:

                                                Nine months ended September 30,
                                                    1996                1995

Balance at beginning of year                     $4,106,659          $4,341,204

Loans charged off                                  (165,026)           (116,989)

Recoveries on loans charged off                      28,476             164,203

Provision charged to income                               -                   -
                                                -----------         -----------

Balance at September 30                          $3,970,109          $4,388,418
                                                ===========         ===========

Reserve to loans outstanding                          2.91%               3.76%
                                                ===========         ===========
Annualized net (charge-offs)/recoveries to
average loans outstanding                            (.14%)              (.05%)
                                                ===========         ===========

The following table sets forth non-performing assets at September 30:

                                                    1996                1995
Loans on non accrual:
  Commercial                                     $  558,330          $  520,844
  Residential real estate                           248,633             119,730
  Commercial real estate                          1,366,711             463,539
  Construction                                            -                   -
  Consumer, including home equity                   567,735             537,311
                                                 ----------          ----------
    Total loans on non accrual                    2,741,409           1,641,424

Real estate acquired by foreclosure                  77,721             414,309
                                                 ----------          ----------
    Total non accrual loans and real
    estate acquired by foreclosure               $2,819,130          $2,055,733
                                                 ==========          ==========
Non accrual loans and real estate owned as
percentage of total assets                            1.02%                .99%
                                                 ==========          ==========
Allowance for possible loan losses to
non accrual loans                                      145%                267%
                                                 ==========          ==========


Total non-accrual loans increased $1,099,985 or 67.0% from September 30, 1995, to September 30, 1996. The increase in non-performing loans is primarily due to several large commercial real estate loans to a few borrowers becoming delinquent.

                          RESULTS OF OPERATIONS SUMMARY

                    NINE MONTHS ENDED September 30, 1996, VS.
                      NINE MONTHS ENDED September 30, 1995


The bank reported net income of $1,780,847 in the nine months ended September 30, 1996, versus $1,325,429 in the nine months ended September 30, 1995, an increase of 34.4%. The bank had earnings per common share of $1.13 in the nine months ended September 30, 1996, compared with $.84 in the nine months ended September 30, 1995. The per share results are based on 1,575,993 and 1,574,848 average common shares outstanding at September 30, 1996, and September 30, 1995, respectively.

The following table highlights changes which affected the bank's earnings for the periods

                                                 Nine Months Ended September 30,
                                                     1996                1995

(Dollars in thousands)
Average assets                                     $247,966            $184,278
Average deposits and short-term borrowings         $226,814            $164,560
Average investment securities (1)                  $107,017            $ 50,752
Average loans & loans held for sale                $124,496            $118,503
Average loans & loans held for sale to average
  deposits & short-term borrowings ratio             54.89%              72.01%
Non interest expenses to average assets (2)           3.51%               4.46%
Non interest income, exclusive of securities
  gains to average assets (2)                          .66%                .89%
Average tax equivalent rate earned on interest
  earning assets                                      8.17%               8.53%
Average rate paid on deposits and
  short-term borrowings                               3.52%               3.24%
Net interest rate spread                              4.65%               5.29%
Net interest income                                $  8,163            $  7,014
Provision for possible loan losses                 $      -            $      -
Tax expense                                        $  1,078            $    775
Gain from sale of securities                       $      2            $      0


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

The bank's net interest income was $8,162,936 in the nine months ended September 30, 1996, an increase of $1,148,617 or 16.4% from $7,014,319 in the nine months ended September 30, 1995, primarily a result of an increase in the bank's asset size and an increase in interest rates earned on investments and loans. These increases were partially offset by increased interest expense from an increase in certificate of deposit balances and rates paid.

The average tax equivalent yield on earning assets in the nine months ended September 30, 1996, was 8.17% down 36 basis points from 8.53% in the nine months ended September 30, 1995. The average rate paid on deposits and borrowings in the nine months ended September 30, 1996, was 3.52%, an increase of 28 basis points from 3.24% in the nine months ended September 30, 1995. The resulting interest rate spread decreased 64 basis points to 4.65% in the nine months ended September 30, 1996, from 5.29% in the nine months ended September 30, 1995. The principal reason for the increase in the bank's net interest income and the decrease in the interest rate margin during the first nine months of 1996 is the increase in average loans and investments of $62.2 million which was principally funded by an increase in certificates of deposit.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 1996, and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume.

                                        AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                             Nine Months Ended            Nine Months Ended
                                             September 30, 1996           September 30, 1996               Changes due to
                                         --------------------------    -------------------------    --------------------------------
                                                           Average                      Average
                                         Average           Interest    Average          Interest                     Interest  Rate/
                                         Balance Interest  Rate (4)    Balance Interest Rate (4)     Total   Volume  Rate     Volume
                                         ------- --------  --------    ------- -------- ---- ---     -----   ------  -------- ------
(Dollars in Thousands)

Assets:
    Loans and loans held for sale (1)2) $124,496   $9,137     9.78%   $118,503   $8,439     9.52%   $  698  $   428     227      43
    Investment securities (4)            107,017    4,892     6.38      50,752    2,298     6.56     2,594    2,769     -67    -108
    Federal funds sold                     3,092      129     5.57       6,190      262     5.65      -132     -131      -4       3
                                        -------- --------             -------- --------             ------   ------    ----    ----
      Total interest earnings assets     234,605   14,159     8.17%    175,445   10,999     8.53%    3,160    3,066     156     -62
                                                 --------                      --------             ------   ------    ----    ----
    Other assets (3)                      13,361                         8,833
                                        --------                      --------

      Total assets                      $247,966                      $184,278
                                        ========                      ========

Liabilities and stockholders' equity:
    Non-interest bearing deposits       $ 33,057                        27,238
    Savings, NOW and money market         82,972    1,410     2.26%     69,497    1,284     2.47%      126      250    -107     -17
    Certificate of deposit                97,186    4,132     5.66      48,555    1,909     5.26     2,223    1,919     148     156
    Short-term borrowings                 13,599      454     4.45      19,270      792     5.49      -338     -234    -152      48
                                        -------- --------             -------- --------             ------   ------    ----    ----
      Total deposits and borrowings      226,814    5,996     3.52%    164,560    3,985     3.24%    2,011    1,935    -111     187
                                                 --------                      --------             ------   ------    ----    ----

    Other liabilities                      1,788                         1,694
                                        --------                      --------
      Total liabilities                  228,602                       166,254

Stockholders' equity                      19,364                        18,024
                                        --------                      --------

      Total liabilities and
       stockholder's equity             $247,966                      $184,278
                                        ========                      ========

Net interest rate spread                                      4.65%                        5.29%

Net interest income                                $8,163                       $ 7,014            $ 1,149  $ 1,131   $ 267   $-249
                                                 ========                      ========            =======  =======   =====   =====

Net yield on average earning assets                           4.77%                        5.49%


(1) Average loans include non accrual loans.

(2) Average loans are net of average deferred loan fees.

(3) Other assets  include cash and due from banks,  accrued  interest  receivable,  allowance for possible loan losses,  real estate acquired by foreclosure, deferred income taxes and other miscellaneous assets.

(4) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.


The bank manages its earning assets by fully using available  capital  resources within what management  believes are prudent credit and leverage parameters.

Loans, investment securities, and short-term investments comprise the bank's earning assets.

Non Interest Income

Non-interest income, exclusive of security gains, decreased by $6,929 to $1,224,532 for the nine months ended September 30, 1996, compared to $1,231,461 for the nine months ended September 30, 1995. This decrease was primarily caused by a decline in gains on sales of loans of $149,011. This decline was partially offset by increases in trust fees, deposit fees and other fees.

Trust fees increased due to an increase in trust assets.

Deposit fees increased approximately 16.2% in the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The 1996 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Other income for the nine months ended September 30, 1996, was $264,174, a decrease of 27.6% from $364,963 in the nine months ended September 30, 1995, due primarily to decreases in gains on sales of loans.

Gains on Sales of Securities

Gains from the sales of investment securities totaled $1,909 in 1996 versus $0 in 1995. The net gains were from gains recognized on calls on callable agency securities and sales of securities principally maturing within approximately 30 months.

Non Interest Expenses

Salaries and benefits expense totaled $3,728,827 in the nine months ended September 30, 1996, compared with $3,339,850 in 1995 an increase of $388,977 or 11.6%. This increase was primarily the result of the addition of the Leominster and Billerica branches in the second quarter of 1995, accruals for an incentive bonus plan, an increase in benefit expenses, and annual salary increases.

Occupancy expense was $940,233 in the nine months ended September 30, 1996, compared with $876,283 in 1995, an increase of $63,950 or 7.3% primarily due to the opening of the two branches.

FDIC insurance expense decreased by $149,419 in 1996. The decrease was due to a reduction in the bank's assessment rate.

Office and data processing supplies expense decreased by $129,900, or 39.5%, in the nine months ended September 30, 1996, primarily due to various cost saving initiatives and additional costs incurred in 1995 related to the opening of the two new branches.

Trust professional and custodial expenses increased due to an increase in trust assets. Audit, legal and other professional expenses decreased in 1996 primarily due to the extra costs in 1995 of a consultant hired by the bank to review its operating procedures.

Other non interest expenses increased by $248,972 or 24.5%, primarily due to an increase in market research and expenses associated with the two new branches.

Provision for Possible Loan Losses

The provision for possible loan losses amounted to $0 in 1996 and 1995. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results. The bank's allowance for possible loan losses was $3,970,109 at September 30, 1996.


                          RESULTS OF OPERATIONS SUMMARY

                   THREE MONTHS ENDED September 30, 1996, VS.
                      THREE MONTHS ENDED September 30, 1995


The bank reported net income of $715,264 in the quarter ended September 30, 1996, versus $414,967 in the quarter ended September 30, 1995, an increase of 72.4%. The bank had earnings per common share of $.45 in the quarter ended September 30, 1996, compared with $.26 in the quarter ended September 30, 1995. The per share results are based on 1,576,077 and 1,574,960 average common shares outstanding for the quarters ended September 30, 1996, and September 30, 1995, respectively.

The following table highlights changes which affected the bank's earnings for the period:


                                                                           Three Months Ended
                                                                September 30, 1996        September 30, 1995

(Dollars in thousands)

Average assets                                                        $265,200                  $195,118
Average deposits and short-term borrowings                            $243,870                  $175,125
Average investment securities (1)                                     $115,733                  $ 52,331
Average loans & loans held for sale                                   $133,580                  $118,095
Average loans & loans held for sale to average
  deposits & short-term borrowings ratio                                54.78%                    67.43%
Non interest expenses to average assets (2)                              3.26%                     4.31%
Non interest income, exclusive of securities
  gains to average assets (2)                                             .63%                      .84%
Average tax equivalent rate earned on interest
  earning assets                                                         8.02%                     8.47%
Average rate paid on deposits and
  short-term borrowings                                                  3.40%                     3.38%
Net interest rate spread                                                 4.63%                     5.09%
Net interest income                                                   $  2,901                  $  2,399
Provision for possible loan losses                                    $      -                  $      -
Tax expense                                                           $    430                  $    274
Gain from sale of securities                                          $      0                  $      0


(1) Average investment securities are shown at average amortized cost

(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The bank's net interest income was $2,901,427 for the quarter ended September 30, 1996, an increase of $502,431 or 20.9% from $2,398,996 in the quarter ended September 30, 1995, primarily a result of an increase in the bank's assets. This increase was partially offset by an increase in interest expense as a result of increased certificates of deposit balances.

The average tax equivalent yield on earning assets in the quarter ended September 30, 1996, was 8.02%, down 45 basis points from 8.47% in the quarter ended September 30, 1995. The average rate paid on deposits and borrowings in the quarter ended September 30, 1996, was 3.40%, an increase of 2 basis points from 3.38% in the quarter ended September 30, 1995. The resulting interest rate spread decreased 46 basis points to 4.63% in the quarter ended September 30, 1996, from 5.09% in the quarter ended September 30, 1995. The decrease in the interest rate spread was primarily caused from the growth in the certificate of deposit average balances of $42.0 million being primarily invested in investment securities rather than loans.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the quarters ended September 30, 1996, and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1)changes in volume (change in average portfolio balance multiplied by prior year average rate); (2)changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume.

                                        AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                             Three Months Ended        Three Months Ended
                                             September 30, 1996        September 30, 1995              Changes due to
                                        --------------------------- ------------------------    ------------------------------
                                                           Average                     Average
                                        Average            Interest Average            Interest                  Interest Rate/
                                        Balance   Interest Rate (4) Balance   Interest Rate (4) Total   Volume   Rate     Volume
                                        -------   -------- -------- -------   -------- -------- -----   ------   -------- ------
(Dollars in Thousands)

Assets:
    Loans and loans held for sale(1)(2) $133,580  $3,208   9.53%    $118,095  $2,867   9.63%    $  341  $   373    -31       -1
    Investment securities (4)            115,733   1,762   6.31       52,331     812   6.65        949    1,054    -45      -60
    Federal funds sold                     1,291      20   5.99       14,927     210   5.59       -191     -191     15      -15
                                        --------  ------            --------  ------            ------  -------  -----    -----
      Total interest earnings assets     250,604   4,989   8.02%     185,353   3,890   8.47%     1,099    1,236    -61      -76
                                                  ------                      ------            ------  -------  -----    -----
    Other assets (3)                      14,596                       9,765
                                        --------                    --------

      Total assets                      $265,200                    $195,118
                                        ========                    ========

Liabilities and stockholders' equity:
    Non-interest bearing deposits       $ 35,528                      29,216
    Savings, NOW and money market         88,056     491   2.21%      71,438     431   2.39%        60       99    -32       -7
    Certificate of deposit               105,179   1,466   5.53       63,182     917   5.76        549      605    -36      -20
    Short-term borrowings                 15,107     131   3.44       11,289     143   5.05        -12       48    -45      -15
                                        --------  ------            --------  ------            ------  -------  -----    -----
      Total deposits and borrowings      243,870   2,088   3.40%     175,125   1,491   3.38%       597      752   -113      -42
                                                  ------                      ------            ------  -------  -----    -----

    Other liabilities                      1,593                       1,710
                                        --------                    --------
      Total liabilities                  245,463                     176,835

Stockholders' equity                      19,737                      18,283
                                        --------                    --------

      Total liabilities and
       stockholder's equity             $265,200                    $195,118
                                        ========                    ========

Net interest rate spread                                   4.63%                       5.09%

Net interest income                               $2,901                      $2,399            $  502  $   484  $  52    $ -34
                                                  ======                      ======            ======  =======  =====    =====

Net yield on average earning assets                        4.72%                       5.27%


(1) Average loans include non accrual loans.

(2) Average loans are net of average deferred loan fees.

(3) Other assets  include cash and due from banks,  accrued  interest  receivable,  allowance for possible loan losses,  real estate acquired by foreclosure, deferred income taxes and other miscellaneous assets.

(4) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.

The bank manages its earning assets by fully using available  capital  resources within what management  believes are prudent credit and leverage parameters. Loans, investment securities, and short-term investments comprise the bank's earning assets.

Non Interest Income

Non-interest income, exclusive of security gains, increased by $8,636 to $420,506 for the three months ended September 30, 1996, compared to $411,870 for the three months ended September 30, 1995. This increase was primarily caused by an increase in various deposit service fees. The increase was partially offset by a decline in gains on sales of loans of $58,499.

Trust income increased due to an increase in trust assets.

Deposit fees increased approximately 32.9% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The increase was primarily the result of an increase in activity volume for the quarter.

Other income for the quarter ended September 30, 1996, was $87,591, a decrease of approximately 31.3% from $127,546 in the quarter ended September 30, 1995, primarily due to a decrease in gains from loan sales.


Non Interest Expenses

Salaries and benefits expense totaled $1,283,826 in the quarter ended September 30, 1996, compared with $1,189,808 in 1995, an increase of $94,018 or 7.9%
primarily due to the addition of several new positions, accruals for the incentive bonus plan, an increase in benefit expenses and annual pay raises.

Occupancy expense was $306,802 in the quarter ended September 30, 1996, compared with $341,949 in 1995, a decrease of $35,147 or 10.3%, primarily due to start up costs associated with the new branches in 1995 and a renewal of existing policies in the third quarter.

FDIC insurance expense decreased by $5,868 in 1996. The decrease was due to a reduction in the bank's assessment rate.

Office and data processing  supplies expense decreased by $58,594,  or 47.6%, in
the  quarter  ended  September  30,  1996,   primarily  due  to  the  timing  of
expenditures and various cost cutting initiatives.

Trust professional and custodial expenses increased due to an increase in trust assets.

Audit, legal and other professional fees decreased in 1996 primarily due to the timing of expenditures.

Other  operating   expenses  increased  in  1996  primarily  due  to  timing  of expenditures.

                                       PART II - OTHER INFORMATION


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ENTERPRISE BANCORP, INC.


DATE:  November 10, 1996    /s/ John P. Clancy, Jr.
                            John P. Clancy, Jr.
                            Senior Vice President, Chief Financial Officer,
                            Treasurer and Investment Manager
                            (authorized officer and principal financial officer)