Form 10KSB
period 1996-12-31
ENTERPRISE BANCORP INC /MA/
filed 1997-03-27
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1996


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from _____________ to _______________

                         Commission file number 0-21021

                            Enterprise Bancorp, Inc.
        (Exact name of small business issuer as specified in its charter)


                            Massachusetts 04-3318902
                   (State or other jurisdiction (IRS Employer
              of incorporation or organization) Identification No.)

               222 Merrimack Street, Lowell, Massachusetts, 01852
               (Address of principal executive offices) (Zip code)

(508) 459-9000
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

            Title of each class       Name of each exchange on which registered
None
----------------------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value per share
-------------------------------------------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $21,075,137

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

$18,843,599, as of February 28, 1997


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1997, Common Stock - Par Value $0.01: 1,576,192 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 6, 1997 are incorporated by reference in Part III of this Form 10-KSB.


Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.


                                TABLE OF CONTENTS

                                                                   Page Number


                                     PART I

Item 1   Description of Business                                             3

Item 2   Description of Property                                            14

Item 3   Legal Proceedings                                                  14

Item 4   Submission of Matters to a Vote of Security Holders                14


                                 PART II

Item 5   Market for Common Equity and Related Stockholder Matters           15

Item 6   Management Discussion and Analysis or Plan of Operation            16

Item 7   Financial Statements                                               23

Item 8   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           48

                                Part III


Item 9   Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                  48

Item 10  Executive Compensation                                             48

Item 11  Security Ownership of Certain Beneficial Owners and Management     48

Item 12  Certain Relationships and Related Transactions                     48


Item 13  Exhibits List and Reports on Form 8-K                              48




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

                                     PART I

Item 1.       Description of Business

                                   THE COMPANY

                                     General


Enterprise Bancorp, Inc. (the "company") is a Massachusetts corporation, which was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the "bank"), for the purpose of becoming the holding company for the bank. On July 26, 1996, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became shareholders of the company (the "reorganization"). The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System. To the extent that this report contains information as of a date or for a period prior to July 26, 1996, such information pertains to the bank. The company had no material assets or operations prior to completion of the reorganization on July 26, 1996.

Substantially all of the company's operations are conducted through the bank. The bank is a Massachusetts trust company which commenced banking operations on January 3, 1989. The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

The company's headquarters and the bank's main office are at 222 Merrimack Street in Lowell, Massachusetts. A branch office was opened at 185 Littleton Road, Chelmsford, Massachusetts, in June of 1993. The bank opened a branch office in Leominster, Massachusetts, in May of 1995, a branch office in Billerica, Massachusetts in June of 1995, and a branch office in Tewksbury, Massachusetts in October of 1996. The bank's deposit-gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.


                                     Lending


The bank specializes in lending to small and medium-sized businesses, corporations, partnerships and individuals. Loans made by the bank to businesses include commercial mortgage loans, loans guaranteed by the Small Business Association (SBA), construction loans, revolving lines of credit, working capital loans, equipment financing and letters of credit. Loans made by the bank to individuals include residential mortgage loans, home equity loans, residential construction loans, unsecured and secured personal lines of credit and mortgage loans on investment and vacation properties.

At December 31, 1996, the bank had gross loans outstanding of $145.3 million, which represented approximately 51.3% of the company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds and legal and regulatory requirements.

At December 31, 1996, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $4.1 million, subject to certain exceptions provided under applicable law. At December 31, 1996, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total gross loans.

                                                                       December 31,
                         ----------------------------------------------------------------------------------------------------------
                                 1996                 1995                  1994                  1993                  1992
                         -------------------   -------------------   -------------------  --------------------  -------------------
($ in thousands)           Amount      %age      Amount      %age      Amount      %age      Amount      %age      Amount      %age
                         -----------  ------   -----------  ------   -----------  ------  -----------   ------  -----------   -----
Comm'l Real Estate       $    52,378   36.1%   $    42,514   36.0%   $    40,267   34.9%  $    37,375    41.8%  $    35,622    40.4%
Commercial                    38,202   26.3%        28,353   24.0%        25,980   22.5%       19,242    21.5%       23,314    26.4%
Residential Mortgage          35,918   24.7%        32,872   27.8%        33,748   29.3%       18,119    20.2%       16,726    19.0%
Home Equity                    8,255    5.7%         5,250    4.4%         5,877    5.1%        6,276     7.0%        6,199     7.0%
Construction                   6,474    4.4%         5,844    4.9%         5,930    5.1%        4,860     5.4%        1,856     2.1%
Other                          4,043    2.8%         3,379    2.9%         3,543    3.1%        3,677     4.1%        4,538     5.1%
                         -----------           -----------           -----------            ---------             ---------
  Gross Loans                145,270  100.0%       118,212  100.0%       115,345  100.0%       89,549   100.0%       88,255   100.0%
Less:
Deferred fees                    950                   549                   555                  518                   394
Allowance for
  loan losses                  3,895                 4,107                 4,341                4,133                 4,209
                         -----------           -----------           -----------            ---------             ---------
Net loans                  $ 140,425             $ 113,556             $ 110,449          $    84,898           $    83,652
                         ===========           ===========           ===========          ===========           ===========

Commercial, Commercial Real Estate and Construction Loans

The following table sets forth scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 1996. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

                                                                                                                 Commercial
($ in thousands)                                                      Commercial           Construction          Real Estate
                                                                   -----------------    ------------------   -------------------
Amounts due:
     One year or less                                              $          17,849    $            4,730    $            1,412
     After one year through five years                                        12,764                   489                 1,409
     Beyond five years                                                         7,589                 1,255                49,557
                                                                   -----------------    ------------------    ------------------
                                                                   $          38,202    $            6,474    $           52,378
                                                                   =================    ==================    ==================
Interest rate terms on amounts due after one year:
     Fixed                                                                     4,384                   327                 6,474
     Adjustable                                                               15,969                 1,417                44,492

Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans is likely to be substantially shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing, standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $3.9 million, $3.1 million, and $2.7 million as of December 31, 1996, 1995 and 1994, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land and other commercial property, were $97.1 million at December 31, 1996, representing an increase of $20.3 million, or 26.5%, from the previous year. This compares to an increase of $4.5 million or 6.3% from 1994 to 1995. The growth in 1996 reflects the bank's aggressive customer-call efforts, additional lenders hired during the year, an increase in marketing and advertising and increased penetration in the markets surrounding the bank's newer branches.

Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size is typically larger and payment experience on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general. Construction financing involves a higher degree of risk than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended to complete the project. Thus, the bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value which is insufficient to assure full repayment. Funds for construction projects are disbursed as pre-specified stages of construction are completed.

Approximately 35.5% of loans in this category are at fixed rates while 64.5% have adjustable features. Rates generally adjust based on changes in the prime rate at various times during the loan's life.

The bank has an independent loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets on a periodic basis to discuss loans on the internal "watch list" and classified loan report.

Residential Loans

The bank makes conventional mortgage loans on single family residential properties with original loan-to-value ratios generally up to 95% of the appraised value of the property securing the loan. These residential properties serve as the primary or secondary homes of the borrowers. The bank also originates loans on one to four family dwellings and loans for the construction of residential housing for owner occupying borrowers, also with original loan-to-value ratios generally up to 80% of the property's appraised value.

Residential mortgage loans made by the bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. The bank generally sells all fixed rate residential mortgage loans with maturities greater than 15 years. The bank may retain or sell the servicing when selling the loans. The bank may sell or hold in its portfolio fixed rate residential mortgage loans of 15 years or less. The decision to hold or sell new loan production is made in conjunction with the overall asset/liability management program of the bank. All long-term fixed rate residential mortgage loans are originated using underwriting standards and standard documentation allowing their sale in the secondary market. All loans sold are currently sold without recourse.

Residential mortgage loans were $35.9 million at December 31, 1996, representing an increase of $3.0 million, or 9.3%, from the previous year. This compares to a decline of $.9 million, or 2.6%, in 1995, from the previous year. The growth in 1996 reflects an increase in loan volume combined with the decision of the bank to hold in its portfolio a portion of the residential mortgage loans originated with not more than a fifteen year original maturity.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one year and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $8.3 million at December 31, 1996, representing an increase of $3.0 million, or 57.2%, from the previous year. This compares to a decline of $.6 million, or 10.7%, in the previous year. The growth in 1996 is a reflection of strong acceptance by consumers of a competitive equity loan product introduced by the bank during the year.

Other Loans

Other loans consists of secured or unsecured personal loans, credit cards and overdraft protection lines extended to individual customers.

Other loans were $4.0 million at December 31, 1996, representing an increase of $.7 million, or 19.7%, from the previous year. This compares to a decline of $.2 million, or 4.6%, in 1995 compared to the previous year. The growth in 1996 is a result of the increased penetration in the markets surrounding the newer branches and the general increase in relationships in more established markets.

Risk Elements

Non-performing assets consist of nonaccruing loans, loans past due greater than 90 days and still accruing and other real estate owned ("OREO").

Loans on which the accrual of interest has been discontinued, including impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. Other real estate owned consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans in which management considers it probable that not all contractual principal and interest will be collected are designated as impaired loans.

There were no restructured loans outstanding as of December 31, 1996 or 1995.

Additional information regarding these risk elements is contained in Item 6, Management Discussion and Analysis, and Item 7, Financial Statements, contained in this report and the "Allowance for Loan Losses and OREO Activity" below.

Allowance for Loan Losses and OREO Activity

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                              Year Ended December 31,
                                                       ----------------------------------------------------------------------
($ in thousands)                                            1996          1995          1994           1993          1992
                                                       ------------   ------------  ------------  ------------  -------------
Average loans outstanding                              $    128,572   $    118,248  $     98,033  $     86,636  $      86,337
                                                       ============   ============  ============  ============  =============
Balance at beginning of year                           $      4,107   $    4,341    $      4,133  $      4,209  $       2,915

Charged-off loans:
    Commercial                                                   60             87             -           496            315
    Commercial Real Estate                                      112            265             7           558            706
    Construction                                                  -              -             -             -              -
    Residential Mortgage                                          -             33             -            57             15
    Home Equity                                                  55              -            41             -              -
    Other                                                        17             20             8            21             38
                                                       ------------   ------------  ------------  ------------  -------------
        Total charged off                                       244            405            56         1,132          1,074
                                                       ------------   ------------  ------------  ------------  -------------
Recoveries on loans previously charged-off:
    Commercial                                                    2             24            54             8              3
    Commercial Real Estate                                       21             39             -             3              9
    Construction                                                  -              1           185             -              -
    Residential Mortgage                                          1            100             5             3              -
    Home Equity                                                   4              3             1             -              -
    Other                                                         4              4            19            12              6
                                                       ------------   ------------  ------------  ------------  -------------
        Total recoveries                                         32            171           264            26             18
                                                       ------------   ------------  ------------  ------------  -------------
Net loans charged-off (recovered)                               212            234          (208)        1,106          1,056
Provision charged to income                                       -              -             -         1,030          2,350
                                                       ------------   ------------  ------------  ------------  -------------
Balance at December 31                                 $      3,895   $      4,107  $      4,341  $      4,133  $       4,209
                                                       ============   ============  ============  ============  =============
Net loans charged-off/(recovered) to
    average loans                                              .16%           .20%         (.21%)        1.28%          1.22%
Net loans charged-off (recovered) to
    allowance for  loan losses                                5.44%          5.70%        (4.79%)       26.76%         25.09%
Allowance for  loan losses to
    ending gross loans                                        2.68%          3.47%         3.76%         4.62%          4.77%
Allowance for  loan losses to
    non-performing loans                                    165.25%        202.02%       231.64%       217.99%        237.93%
Recoveries to charge-offs                                    13.11%         42.22%       471.43%         2.30%          1.68%

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending as indicated:

                                                                        December 31,
                         ----------------------------------------------------------------------------------------------------------
                                 1996                 1995                  1994                  1993                  1992
                         -------------------   -------------------   -------------------  --------------------  -------------------
($ in thousands)            Amount     %age       Amount     %age       Amount     %age      Amount      %age      Amount    %age
                         -----------   -----   -----------   -----   -----------   -----  -----------    -----  -----------  -----
Commercial               $       723   26.3%   $       908   24.0%   $     1,067   22.5%  $       771    21.5%  $       439   26.4%
Comm'l Real Estate             2,171   36.1%         2,371   36.0%         2,411   34.9%        2,722    41.8%        3,303   40.4%
Construction                     209    4.4%           143    4.9%           187    5.1%          194     5.4%           74    2.1%
Residential Mortgage             372   24.7%           364   27.8%           365   29.3%          191    20.2%          179   19.0%
Consumer                         244    8.5%           162    7.3%           138    8.2%          118    11.1%          130   12.1%
Unallocated                      176                   159                   173                  137                    84
                         -----------           -----------           -----------          -----------           -----------
     Total               $     3,895  100.0%   $     4,107  100.0%   $     4,341  100.0%  $     4,133   100.0%  $     4,209  100.0%
                         ===========           ===========           ===========          ===========           ===========

The allocation of the allowance for loan losses above reflects management's judgment of the relative risks of the various categories of the bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                                    December 31,
                                                       ----------------------------------------------------------------------
($ in thousands)                                            1996          1995          1994           1993          1992
                                                       ------------   ------------  ------------  ------------  -------------
Loans accounted for on a non-accrual basis*            $      2,237   $      2,021  $      1,871  $      1,895  $       1,767
Loans past due  90 days, still accruing                         120             12             3             1              2
                                                       ------------   ------------  ------------  ------------  -------------
Total non-performing loans                                    2,357          2,033         1,874         1,896          1,769
Other real estate owned                                          83            417           390           525            125
                                                       ------------   ------------  ------------  ------------  -------------
Total non-performing assets                            $      2,440   $      2,450  $      2,264  $      2,421  $       1,894
                                                       ============   ============  ============  ============  =============
Restructured loans                                     $          -   $          -  $        742  $        779  $       1,524
Delinquent loans 30-89 days past due                          2,280          2,356           534           680            538

Non-performing loans : Gross loans                            1.62%          1.72%         1.62%         2.12%          2.00%
Non-performing assets : Total assets                          0.86%          1.09%         1.32%         1.65%          1.32%
Delinquent loans 30-89 past due :
    Gross loans                                               1.57%          1.99%         0.46%         0.76%          0.61%

* Impaired loans included in non-performing loans as of December 31, 1996 and 1995 were $1.3 million and $.5 million, respectively.

                              Investment Activities

The investment activity of the bank is an integral part of the overall asset/liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet deposit withdrawals and maturities and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversity and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, U.S. Agency mortgage-backed securities("MBSs") and collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, and state, county, and municipal securities (Municipals), all of which must be considered investment grade by a recognized rating service. The bank's CMO investments primarily consist of investments in planned amortization classes(PACs). The yield and maturity of such PAC CMOs are less susceptible to change, as opposed to non PAC CMOs, due to increasing or decreasing market rates. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee. See note 2 to the consolidated financial statements in
Item 7 for further information.

At December 31, 1996, 1995, and 1994 all investment securities were classified as available for sale and were carried at fair value. The net unrealized losses at December 31, 1996, net of tax effects, are shown as a separate component of stockholders' equity in the amount of $.1 million. The following table summarizes the fair value of investments at the dates indicated:

                                                                                           December 31,
                                                                  ------------------------------------------------------------
($ in thousands)                                                         1996                  1995                  1994
                                                                  ------------------    ------------------    ----------------
U.S. Treasuries and Agencies                                      $     92,184            $     53,647          $     22,542
CMOs and MBSs                                                           11,760                  10,972                10,688
Municipals                                                              12,490                   9,999                 8,974
collateralized by BSs
     U.S. Agency Mortgage-Backed Obligations                                 -                   1,232                 1,449
FHLB Stock                                                               2,962                   2,962                 2,087
                                                                  ------------            ------------          ------------
     Total investments available for sale                         $    119,396            $     78,812          $     45,740
                                                                  ============            ============          ============

The contractual maturity distribution, as of December 31, 1996, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                           Under 1 Year          1 - 3 Years        3 - 5 Years        5 - 10 Years       Over 10 Years
                         ----------------    -----------------   ----------------  ------------------  -----------------
($ in thousands)          Balance   Yield     Balance   Yield     Balance   Yield   Balance    Yield    Balance    Yield
                         --------   -----    ---------  -----    --------   -----  ---------   -----   ---------   -----
U.S. Treasuries
     and Agencies        $      -       -   $  23,672   5.55%   $  29,646   6.23%  $  30,057    6.96%  $   8,809    7.27%
CMOs and MBSs                   -       -         280   5.38%           -       -      4,956    6.91%      6,524    6.64%
Municipals*                   153   6.73%       1,989   6.83%       3,442   7.39%      5,704    7.44%      1,202    6.70%
                         --------           ---------           ---------          ---------           ---------

                         $    153   6.73%   $  25,941   5.65%   $  33,088   6.35%  $  40,717    7.02%  $  16,535    6.98%
                         ========           =========           =========          =========           =========

* Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBSs/CMOs are shown at their final maturity, however, due to prepayments and normal amortization the actual cash flows are expected to be faster than presented above. Similarly, included in the U.S. Treasuries and Agencies category is $48.8 million in securities (including step-up bonds) which can be "called" before maturity. Actual maturity of these callable securities will be faster in a falling rate environment versus a rising rate environment. Management considers these factors when evaluating the net interest margin in the asset/liability management program.

See "Interest Margin Sensitivity Analysis" below for additional information regarding the bank's callable bonds.

                      Interest Margin Sensitivity Analysis

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income because of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying future interest rate environments affect prepayment speeds, maturities of investments due to call provisions, changes in interest rates on various asset and liability accounts based on different indexes, and other factors which vary under the different scenarios. The bank's asset/liability policy is designed to limit the impact on net interest income to 7.5% in the 24 month period, following the date of the analysis, in a rising and falling rate shock analysis of 200 basis points. As of December 31, 1996, analysis indicated that the bank was in compliance with the policy.

Management believes that simulation provides a more reliable estimate of future net interest income than traditional GAP analysis, a summary of interest sensitive assets and liabilities by date of anticipated repricing. There are significant assumptions and limitations in GAP analysis that make it of little value in the opinion of the bank's management. GAP analysis does not consider the relative sensitivity of different assets and liabilities or whether the assets or liabilities reprice up or down. GAP analysis only considers when the assets or liabilities reprice. Also, GAP analysis allows for significantly different assumptions for core deposits which can dramatically impact the results.

Maturity information of the loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings are contained in Part I, Item I and Notes 7 and 8 of the financial statements in Part II, Item 7. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain assumptions regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes, not discussed elsewhere in this report, occurs in the investment portfolio, specifically how the bank's callable securities will react as rates change. The following table reflects management's estimates of when the principal, shown at fair value, of the bank's callable securities will be repaid and the securities' weighted average interest rates as of December 31, 1996 under three scenarios: interest rates up 200 basis points (BP), down 200 basis points and no change.

($ in thousands)                         Up 200 BP                   No Change                   Down 200 BP
                                 ------------------------    ------------------------     -----------------------
                                     Fair                         Fair                        Fair
                                     Value         Yield          Value        Yield          Value         Yield
                                 -------------    -------    -------------    -------     -------------    -------
0 - 12 Months                    $           -          -    $       3,998      7.00%     $      33,433      6.83%
13 - 24 Months                           3,461      5.98%            8,511      6.34%             9,003      6.82%
25 - 36 Months                             995      5.77%              995      5.77%                 -          -
37 - 48 Months                           4,506      6.44%            1,800      6.92%             2,299      7.18%
Over 48 Months                          39,859      7.03%           33,517      7.02%             4,086      7.16%
                                 -------------               -------------                -------------
     Total                       $      48,821      6.87%    $      48,821      6.87%     $      48,821      6.87%
                                 =============               =============                =============

Management's primary focus is to limit the fluctuation in the net interest margin over time as interest rates change. However, management also assesses sensitivity of the change in the net value of assets and liabilities (MVPE) under different scenarios. As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases. Management monitors the MVPE on a quarterly basis. Although management does consider the effect on the MVPE when making asset/liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rates.

The asset/liability strategies are reviewed continually by management and presented and discussed with the investment committee on at least a quarterly basis. The investment committee is comprised of various members of the board of directors. An asset/liability policy sets forth certain criteria from which management can operate (i.e. capital ratio, liquidity ratio, loan to deposit ratio, sensitivity of net interest margin to changing rates). The asset/liability strategies are revised continually based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

                                 Source of Funds

Deposits

Deposits have traditionally been the principal source of the bank's funds. The bank offers a broad selection of deposit products to the general public, including NOW accounts, savings accounts, money market accounts, individual retirement accounts (IRA) and certificates of deposit. The bank also offers commercial checking, money market, Keogh retirement and business IRA accounts and repurchase agreements to its commercial business customers. The bank does not currently use brokered deposits. The bank has from time to time offered premium rates on specially designated products in order to promote new branches and to attract customers and longer term deposits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of the existing deposits, the asset/liability position of the bank and the overall objectives of the bank regarding the growth of relationships.

The table below shows the comparison of the bank's average deposits and average rate paid for the periods indicated. Interest rates have been annualized to reflect average rates paid during the year. The annualized average rate on total deposits reflects only interest bearing deposits.

                                                                    December 31,
                                   1996                                 1995                                    1994
                  ------------------------------------  -------------------------------------  -----------------------------------
                                  Average     % of                     Average       % of                    Average        % of
                     Amount        Rate     Deposits       Amount       Rate       Deposits      Amount       Rate        Deposits
                  -----------     -------  -----------  -----------    -------    -----------  -----------   -------    -----------
Demand            $    34,884           -       15.86%  $    28,215            -       18.15%  $    24,126           -       19.15%
Savings                17,037       2.22%        7.75%       15,100        2.22%        9.71%       15,595       2.18%       12.38%
NOW                    43,929       2.09%       19.97%       31,128        2.11%       20.02%       31,159       1.91%       24.73%
Money Market           24,402       2.56%       11.09%       24,104        2.90%       15.51%       21,954       2.25%       17.42%
                  -----------              -----------  -----------               -----------  -----------              -----------
                       85,368       2.25%       38.81%       70,332        2.42%       45.24%       68,708       2.08%       54.53%

Time deposits          99,696       5.63%       45.33%       56,904        5.47%       36.61%       33,161       3.53%       26.32%
                  -----------              -----------  -----------               -----------  -----------              -----------

Total             $   219,948       4.07%      100.00%  $   155,451        3.78%      100.00%  $   125,995       2.55%      100.00%
                  ===========              ===========  ===========               ===========  ===========              ===========

See note 7 to the consolidated financial statements in Item 7 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (FHLB). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs and is an integral component of the bank's asset/liability management program. At December 31, 1996, the bank had the capacity to borrow up to approximately $107.6 million from the FHLB with actual outstanding balances of $4.9 million at a rate of 7.32%.

The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. Interest rates paid by the bank on these transactions are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 1996 the bank had $11.8 million in repurchase agreements outstanding with an average interest rate of 3.81%.

See note 8 to the consolidated financial statements in Item 7 for further information.

                                      Trust

The bank began offering trust services in June of 1992. The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 1996, the bank had $126.3 million in assets under management.

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. Several major commercial banks are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in the City of Lowell or its surrounding communities and in the Leominster/Fitchburg, Massachusetts area. The major commercial banks have several competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of these banks also allows them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses which provide financial services, including consumer finance companies, credit unions, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as internet banking and PC banking, is expected to have a significant impact on the competitive landscape of financial institutions going forward.

As a general matter, banking regulations continue to undergo significant changes, including changes in the products and services banks are permitted to offer, the nature and degree of involvement in non-banking activities, directly or indirectly, by bank holding companies and other contemplated legislative and regulatory proposals that could, if adopted, alter the structure, regulation and competitive relationships of financial institutions. To the extent that changes in banking regulations may further increase competition, any such changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking industry generally could result in the bank incurring additional operating costs which could impede profitability.

Notwithstanding the substantial competition with which the bank is faced, the bank believes that it has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by major bank holding companies, and the resultant consolidation of competitors' banking operations and services within the bank's market area.

The bank's officers and directors have substantial business and personal ties in the cities and towns in which the bank operates. The bank believes that it has established a market niche by providing its customers, particularly consumers, smaller and privately held businesses and professionals, with prompt and personal service based on management's familiarity and understanding of such customers' banking needs. The bank's past and continuing emphasis is to provide responsive personal and professional service.

                           Supervision and Regulation

General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes, which are subject to changes that can significantly affect the way in which the entities conduct business. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and non-banking financial service companies, including brokerage firms, investment banks, insurance companies and mutual funds. In addition, the enactment of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

See note 9 in Item 7 for further information regarding regulatory capital requirements for both the company and the bank.

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and files reports with the Federal Reserve Board as required under the Bank Holding Company Act. Under applicable Massachusetts law, the company is also subject to the supervisory jurisdiction of the Commissioner.

The Bank Holding Company Act requires prior approval by the Federal Reserve Board of the acquisition by the holding company of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also allows the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the company, either directly or indirectly through non-bank subsidiaries, can engage in such activities. The Bank Holding Company Act prohibits the company and the bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services. There are also restrictions on extensions of credit and other transactions between the bank, on the one hand, and the company or other affiliates of the bank, on the other hand.

Regulation of the Bank

As a trust  company  organized  under Chapter 172 of the  Massachusetts  General
Laws, the deposits of which are insured by the FDIC, the bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.

The regulations of these agencies govern many aspects of the bank's business, including permitted investments, the opening and closing of branches, the amount of loans which can be made to a single borrower, mergers, appointment and conduct of officers and directors, capital levels and terms of deposits. The Federal Reserve Board also requires the bank to maintain minimum reserves on its deposits. Federal and state regulators can impose sanctions on the bank and its management if the bank engages in unsafe or unsound practices or otherwise fails to comply with regulatory standards. Various other federal and state laws and regulations, such as truth-in-lending statutes, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act, also govern the bank's activities.

Under Massachusetts law, the company's board of directors is generally empowered to pay dividends on the company's capital stock out of its net profits to the extent that the board of directors considers such payment advisable. Massachusetts banking law also imposes various specific restrictions upon the payment of dividends by the bank, including the requirement that the bank's capital and surplus must equal at least 10% of its deposit liability or a sufficient amount must be transferred from net profits to surplus prior to payment of such dividend. The Federal Deposit Insurance Act of 1991 ("FDICIA") also prohibits a bank from paying any dividends on its capital stock in the event that the bank is in default on the payment of any assessment to the FDIC or if the payment of any such dividend would otherwise cause the bank to become undercapitalized.

                                Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth. Other than the sale of common stock in 1988 and 1989, the primary source of additional capital has been retention of earnings since the bank commenced operations.

See note 9 in Item 7 for further information regarding regulatory capital requirements for both the company and the bank.

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of core or Tier 1 capital. Tier 1 capital for the company consists of common stockholders' equity. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital. Supplementary capital for the company includes a portion of the general allowance for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans.

In addition to the risk-based capital requirement, the Federal Reserve Board requires bank holding companies to maintain a minimum "leverage" ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total risk-based capital requirement is 8% of assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves.

Under the applicable FDIC capital requirements, the bank is also required to maintain a minimum leverage ratio. The ratio is determined using Tier 1 capital divided by quarterly average total assets, less intangible assets and other adjustments. FDIC rules require a minimum of 3% for the highest rated banks. Banks experiencing high growth rates are expected to maintain capital positions well above minimum levels.

Depository institutions, such as the bank, are also subject to the prompt corrective action framework for capital adequacy established by FDICIA. Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically capitalized". A "well capitalized" institution has a total capital to total risk-based based assets ratio of at least ten percent, a Tier 1 capital to total risk-based assets ratio of at least six percent, a leverage ratio of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-based assets ratio of at least eight percent, a Tier 1 capital to total risk-based assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-based assets ratio of less than six percent, a Tier 1 capital to total risk-based ratio of less than three percent, and a Tier 1 leverage ratio of less than three percent. A "critically capitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest category.

Failure to meet applicable minimum capital requirements, including a depository institution being classified as less than "adequately capitalized" within FDICIA's prompt corrective action framework, may subject a bank holding company or its subsidiary depository institution(s) to various enforcement actions, including substantial restrictions on operations and activities, dividend limitations, issuance of a directive to increase capital and, for a depository institution, termination of deposit insurance and the appointment of a conservator or receiver.

                            Patents, Trademarks, etc.

The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions.

                                    Employees

As of December 31, 1996, the bank employed 113 persons (108 full-time and 5 part-time), including 43 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

                     Impact of Inflation and Changing Prices

A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on financial results depends upon the bank's ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance. Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation.

Various information shown elsewhere in this annual report will assist in the understanding of how well the bank is positioned to react to changing interest rates and inflationary trends. In particular, the Interest Margin Sensitivity Analysis contained in Item 1 and other maturity and repricing information of the bank's assets and liabilities in this report contain additional information.

Item 2.       Description of Property

The company's and the bank's main office is in a building located at 222 Merrimack Street, Lowell, Massachusetts. The building provides approximately 12,415 square feet of interior space and has private customer parking along with off-street parking facilities.

The bank also leases space at 170 Merrimack Street, Lowell, Massachusetts. The building provides approximately 1,458 square feet of interior space and houses three departments of the bank. The bank also leases space occupied by the mortgage center at 21-27 Palmer Street (approximately 4,375 square feet).

In April, 1993, the bank purchased the branch building at 185 Littleton Road, Chelmsford, Massachusetts. The first floor of the building contains approximately 3,552 square feet of space with a full basement and a canopy area of 945 square feet. The facility was purchased at a cost of approximately 20% of what it would have cost to build a similar facility.

In March, 1995, the bank purchased a branch building at 674 Boston Road, Billerica, Massachusetts. The building previously served as a bank branch and contains approximately 3,700 square feet of above-grade space and is constructed on a cement slab. It is handicapped accessible. The building was purchased for approximately 40% of its replacement value.

The bank leases branch space at 2-6 Central Street, Leominster, Massachusetts. The building provides approximately 3,960 square feet of interior space and has seven private customer parking spaces. The bank has the option to purchase the premises on the last day of the basic term or at any time during any extended term at the price of $550,000 as adjusted for increases in the producer's price index.

The bank leases space at 910 Andover Street, Tewksbury, Massachusetts. The branch office provides approximately 4,800 square feet of interior space and has ample parking that is shared with other tenants of the building.

Item 3. Legal Proceedings

The company is involved in various routine legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material effect on the financial condition of the company.

Various other legal claims may arise from time to time against the company or the bank in the course of business, none of which are expected to have a material adverse effect on the financial condition of either the company or the bank.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no active trading market for the company's common stock. Although there have been some private trades of the company's common stock, the company cannot state with certainty the sales price at which all such transactions occurred. The following table sets forth sales volume and price information, to the best of management's knowledge, for the common stock of the company for the periods indicated.

                                   Trading      Share Price       Share Price
         Fiscal year                Volume         High              Low
         -----------               -------     -------------     ------------
         1996:
              1st Quarter            1,525     $     14.00        $    14.00
              2nd Quarter                -               -                 -
              3rd Quarter            2,000           15.00             14.00
              4th Quarter                -               -                 -

         1995:
              1st Quarter            5,000           12.00             12.00
              2nd Quarter            3,000           14.00             12.00
              3rd Quarter              550           13.00             13.00
              4th Quarter              282           14.00             14.00


Based on a value of $17.00 per share, the most recent trade, in February of 1997, the aggregate market value on December 31, 1996, of the company's common stock was $26,795,264.

The number of shares  outstanding  of the  company's  common stock and number of
shareholders   of  record  as  of  March  1,  1997,   were  1,576,192  and  594,
respectively.

Dividends

The bank declared and paid annual cash dividends of $.30 per share and $.275 per share in 1996 and 1995, respectively. Although the company intends to continue to pay an annual dividend, the amount and timing of any declaration of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the bank and general economic conditions. As the principal asset of the company, the bank currently provides the only source of payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the bank's capital stock and surplus account. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

Although Massachusetts law does not define what constitutes "net profits", it is generally assumed that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid in capital). At December 31, 1996, the bank's undivided profits account had a balance of $10.5 million and its surplus account had a balance of $8.6 million.

Item 6. Management Discussion and Analysis or Plan of Operation

Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in Item 7, and other financial and statistical information contained in this Form 10-KSB. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of the company. The reorganization of the bank as a subsidiary of the company was completed July 26, 1996. The company had no material assets or operations prior to completion of the reorganization.

Information at a date on or from a period prior to July 26, 1996 pertains to the bank.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

Financial Condition

Total Assets

Total assets increased $58.7 million, or 26.2%, to $283.0 million at December 31, 1996 from $224.3 million at December 31, 1995. The increase, largely funded by deposit growth and increased borrowings, was primarily from an increase in gross loans of $27.1 million, or 22.9%, and an increase in investments and federal funds sold of $27.0 million, or 29.2%.

Loans

Total gross loans were $145.3 million, or 51.3% of total assets, at December 31, 1996, compared with $118.2 million, or 52.7% of total assets, at December 31, 1995. The increase of $27.1 million was attributed to customer call efforts, as well as increased marketing and advertising, and increased penetration in newer markets. During 1996, commercial real estate loans increased $9.9 million, or 23.2%, other loans secured by real estate increased by $3.7 million, or 9.5%, commercial loans increased by $9.8 million, or 34.7%, home equity loans increased $3.0 million, or 57.2%, and consumer loans increased $.7 million, or 19.7%.

Asset Quality

The non-performing asset balance remains consistent from the previous year and has declined as a percentage of gross loans. Delinquencies in the 30-89 day category have improved from 1.99% at December 31, 1995 to 1.57% at December 31, 1996. Delinquencies in the 30-89 day category increased from $.5 million at December 31, 1994 to $2.4 million at December 31, 1995 due to several commercial relationships becoming delinquent.

The balance of other real estate owned ("OREO") at December 31, 1996 of $83,000 consisted of commercial real estate properties and represents a decrease of $334,000 or 80.1% compared to the prior year. The decrease represented a transfer of real estate owned to loans, by the bank during 1996. The transfer was a result of sufficient subsequent payments received to qualify as a sale on real estate owned that was sold with 100% financing. See "Management Discussion and Analysis of Financial Condition and Results of Operations -Financial Condition - Asset Quality" and Note 6 to the consolidated financial statements contained in Item 7.

The bank uses an internal asset classification system which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 1996, the bank classified $2.8 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $2.2 million in non-performing loans. The balance of substandard loans that are performing possess potential weaknesses, and as a result could become non-performing loans in the future.

Allowance for  Loan Losses

Inherent to the lending process is the risk of loss. While the bank endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depends on current and expected economic conditions, the financial condition of borrowers, the ability of the borrowers to adapt to changing technology, the continuity of the borrowers management teams and the credit management process.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge to earnings. The adequacy of the provision and the resulting allowance for loan losses is determined after a continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and non-performing loan data, review of regulatory authority examinations and evaluations of loans, review of reports prepared by an independent loan review firm hired by the bank, comparisons to peer group ratios, an assessment of current and expected economic conditions, and review of changes in the size and character of the loan portfolio. Thus, the allowance level reflects identified loss potential and perceived risk in the portfolio.

The bank regularly monitors the real estate market and the bank's asset quality to determine the adequacy of its allowance for loan losses through ongoing credit reviews by members of senior management, the overdue loan review committee, the executive committee and the board of directors.

The bank determines the adequacy of its allowance for loan losses by assigning loans to risk categories based on the type of loan and its classification. Each category is assessed for risk of loss based on historical experience and management's evaluation of the loans making up the category, including the level of loans on non-accrual and other delinquency factors including general economic conditions. The bank adjusts its analysis periodically to reflect changes in historical loss experience and the state of the current economy. The bank also determines the adequacy of its allowance for loan losses by comparison to peer group ratios. Otherwise, in conducting its analysis, the bank applies consistent criteria to the facts and circumstances then existing, as understood by the bank.

The ratio of the reserve to total loans outstanding was 2.68% at December 31, 1996 versus 3.47% at December 31, 1995. At year-end 1996, the allowance for loan losses represented 165.25% of non-performing loans compared to 202.02% at December 31, 1995. The allowance for loan losses, as a percentage of loans, was intentionally allowed to decline due to favorable national, regional and local economic trends as well as favorable charge-off history during the previous years. While the bank believes that its allowance for loan losses is adequate to cover losses in its loan portfolio, there are uncertainties regarding the future of the national, New England, greater Lowell and Leominster economies and real estate markets. The loan portfolio, particularly the real estate portion, could be negatively impacted by economic conditions as well as the real estate market throughout the region. As a result, there is no assurance that the level of non-accrual loans, restructured loans and real estate acquired by foreclosure will not increase.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses on specifically known and other credit risks associated with the portfolio as of December 31, 1996.

Investments

Total investments (including federal funds sold) totaled $119.4 million, or 42.2% of total assets, at December 31, 1996, compared to $92.4 million, or 41.2% of total assets, at December 31, 1995. The increase in the balance was attributed to deposit growth exceeding loan growth during the year. As of December 31, 1996, the unrealized loss in the investment portfolio was $.2 million compared to an unrealized gain of $.3 million at December 31, 1995. The unrealized gain/loss in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.

Liquidity

Liquidity is the ability to meet cash needs arising, among other things, from fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met easily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset/liability committee. The bank's liquidity is maintained by projecting cash needs, by balancing maturing assets with maturing liabilities, by the monitoring of various liquidity ratios, by monitoring deposit flows, and by maintaining liquidity within the investment portfolio.

The bank's liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and to engage in sound balance sheet management strategies. Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The bank funds earning assets with deposits, short-term borrowings and stockholders' equity. The bank does not have any brokered deposits. The bank has the ability to borrow funds from the Federal Home Loan Bank of Boston. Management believes that the bank has adequate liquidity to meet its commitments.

The company's primary source of funds is dividends from the bank.

Deposits and Borrowings

Deposits increased $47.4 million, or 24.2%, to $243.8 million, at December 31, 1996, from $196.4 million, at December 31, 1995. The increase was largely attributed to increases in deposits in the Leominster and Billerica offices which were opened in 1995 and the Tewksbury office which was opened in October of 1996.

Total borrowings consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings increased $9.8 million, or 139.7%. The increase was attributed to an increase in FHLB borrowings of $4.9 million and an increase in repurchase agreements of $4.8 million. Management from time to time will take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the bank intends to replace a portion of its borrowings with lower cost core deposits.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 1996 the capital levels of each of the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and the bank qualified as a "well-capitalized" institution under applicable FDIC prompt correct action regulations. For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 1996, see note 9, "Stockholders' Equity", in the notes to the accompanying consolidated financial statements of the company.

Results of Operations

The company's results of operations depend primarily on the results of operations of the bank. The bank's results of operations depend primarily on the bank's net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the provision for loan losses. Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accrual loans and changes in interest rates. The provision for loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by the bank's non-interest income, which consists primarily of deposit account fees, trust fees, and gains and losses on sales of securities, and the bank's level of non-interest expense and income taxes.


                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                       Year Ended December 31, 1996    Year Ended December 31, 1995    Year Ended December 31, 1994
                                     -------------------------------   ----------------------------   ------------------------------
                                                           Average                        Average                          Average
                                     Average              Interest     Average           Interest     Average             Interest
                                     Balance    Interest  Rate (4)     Balance  Interest Rate (4)     Balance  Interest   Rate ( 4)
                                     --------   --------  ----------   -------  -------- ---------    -------  --------   ---------

($ in thousands)

Assets:

  Loans and loans held for sale(1)(2) $128,572   $ 12,466   9.70%      $118,248  $ 11,292   9.55%     $ 98,033  $  8,451    8.62%
  Investment securities (4)            110,338      6,753   6.41         55,140     3,325   6.43        45,774     2,631    6.28
  Federal funds sold                     2,476        138   5.57          8,918       503   5.64         1,126        42    3.73
                                      --------   --------              --------  --------             --------  --------
    Total interest earnings assets     241,386     19,357   8.15%       182,306    15,120   8.41%      144,933    11,124    7.84%
                                                 --------                        --------                       --------
  Other assets (3)                      14,367                            9,255                          9,299
                                      --------                         --------                       --------

    Total assets                      $255,753                         $191,561                       $154,232
                                      ========                         ========                       ========

Liabilities and stockholders' equity:

  Savings, NOW and money market       $ 85,368      1,921   2.25%      $ 70,332     1,704   2.42%     $ 68,708     1,426    2.08%
  Certificate of deposit                99,696      5,611   5.63         56,904     3,111   5.47        33,161     1,171    3.53
  Short-term borrowings                 14,392        645   4.48         16,125       847   5.25        10,045       373    3.71
                                      --------   --------              --------  --------             --------  --------
    Total deposits and borrowings      199,456      8,177   4.10%       143,361     5,662   3.95%      111,914     2,970    2.65%
                                                 --------                        --------                       --------

  Non-interest bearing deposits         34,884                           28,215                         24,126
  Other liabilities                      1,766                            1,792                          1,293
                                      --------                         --------                       --------
    Total liabilities                  236,106                          173,368                        137,333

Stockholders' equity                    19,647                           18,193                         16,899
                                      --------                         --------                       --------


    Total liabilities and
     stockholders' equity             $255,753                         $191,561                       $154,232
                                      ========                         ========                       ========

Net interest rate spread                                    4.05%                           4.46%                           5.19%

Net interest income                              $ 11,180                        $  9,458                       $  8,154
                                                 ========                        ========                       ========

Net yield on average earning assets                         4.76%                           5.31%                           5.76%


(1)   Average loans include non-accrual loans.

(2)   Average loans are net of average deferred loan fees.

(3)   Other assets include cash and due from banks,  accrued  interest  receivable, allowance for loan losses, real estate acquired by foreclosure,  deferred income taxes and other miscellaneous assets.

(4)   Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.


The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and short-term investments comprise the bank's earning assets.

General

The company had net income during fiscal 1996 of $2.4 million or $1.53 per share, compared with net income for fiscal 1995 of $1.8 million, or $1.12 per share. The increase of net income of $.6 million, or 36.5%, was primarily a result of an increase in the net interest income of $1.7 million caused by an increase in interest earning assets. The increase in the net interest income was partially offset by increases in non-interest expenses of $.8 million which was primarily due to the increased costs associated with operating the Leominster and Billerica branches for a full year and the start up of the Tewksbury branch in October of 1996.

Net Interest Income

The table on the preceding page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 1996, 1995 and 1994.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the year ended December 31, 1996, and 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                                          December 31,
                           --------------------------------------------------------------------------------------------------------
                                                  1996                                                   1995
                           --------------------------------------------------     -------------------------------------------------
                                                         Rate/                                                  Rate/
($ in thousands)             Volume        Rate         Volume        Total         Volume        Rate         Volume      Total
                           -----------  -----------  -----------  -----------     -----------  -----------  -----------  ----------
Interest Income:
     Loans                 $       986  $       173  $        15  $     1,174     $     1,743  $       911  $       187  $    2,841
     Investments                 3,549          (13)        (108)       3,428             589           66           39         694
     Federal Funds                (363)          (6)           4         (365)            291           22          148         461
                           -----------  -----------  -----------  -----------     -----------  -----------  -----------  ----------
         Total                   4,172          154          (89)       4,237           2,623          999          374       3,996
                           -----------  -----------  -----------  -----------     -----------  -----------  -----------  ----------
Interest Expense:
     Savings/NOW/MM                364         (121)         (26)         217              34          239            5         278
     Time Deposits               2,339           92           69        2,500             838          642          460       1,940
     Other Borrowings              (91)        (124)          13         (202)            226          155           93         474
                           -----------  -----------  -----------  -----------     -----------  -----------  -----------  ----------
         Total                   2,612         (153)          56        2,515           1,098        1,036          558       2,692
                           -----------  -----------  -----------  -----------     -----------  -----------  -----------  ----------
Net change in net
     interest income       $     1,560  $       307  $      (145) $     1,722     $     1,525  $       (37) $      (184) $    1,304
                           ===========  ===========  ===========  ===========     ===========  ===========  ===========  ==========

The bank's net interest income was $11.2 million for the year ended December 31, 1996, an increase of $1.7 or 18.2% from $9.5 million in the year ended December 31, 1995, primarily a result of an increase in the bank's asset size and an increase in interest rates earned on loans. These increases were partially offset by increased interest expense from an increase in certificate of deposit balances and savings, NOW and money market account balances.

Interest income on loans increased in the year ended December 31, 1996 to $12.5 million from $11.3 million for the year ended December 31, 1995. The increase was primarily due to an increase in the average balance from $118.2 million in fiscal 1995 to $128.6 million in fiscal 1996. Also contributing to the increase was an increase in the average interest rate earned on the loan balances from 9.55% in 1995 to 9.70% in 1996. The increase in the interest rate earned was attributed to both an improvement in the mix of loans as well as indexed loans adjusting upward during the year.

Interest income on investments increased for the year ended December 31, 1996 to $6.8 million from $3.3 million for the year ended December 31, 1995. The increase was entirely due to an increase in the average balance from $55.1 million in fiscal 1995 to $110.3 million in fiscal 1996. Partially offsetting the increase was a decrease in the average interest rate earned on the investment balances from 6.43% in 1995 to 6.41% in 1996, both on a tax equivalent basis. This decline in rate had a minimal impact of approximately $13,000.

Interest expense on savings, NOW and money market accounts increased to $1.9 million for the year ended December 31, 1996 compared to $1.7 million for the year ended December 31, 1995. The increase was due to the increase in average balance from $70.3 million in fiscal 1995 to $85.4 million in fiscal 1996. This increase in balance was partially offset by a decrease in the average interest rate paid from 2.42% in 1995 to 2.25% in 1996. The decrease in rate was due to a reduction in the interest rates paid on these accounts.

Interest expense on time deposits increased to $5.6 million for the year ended December 31, 1996 compared to $3.1 million for the year ended December 31, 1995. The increase was due to both an increase in the average balance and rates paid on the deposits. The increase in balance from $56.9 million in fiscal 1995 to $99.7 million in fiscal 1996 was a result of a full year of certificates of deposit that were generated in a special program in 1995 as well as increased volume generated from a special program offered at two of our branch locations in 1996. The increase in rate from 5.47% in 1995 to 5.63% in 1996 was also attributed to the special programs referred to above. Management will, from time to time, offer special programs with interest rates slightly higher than market on certificates of deposit to generate market share and penetration at the newer branches.

Interest expense on short term borrowings, including borrowings from the Federal Home Loan Bank and repurchase agreements, decreased to $645,000 in fiscal 1996 from $847,000 in fiscal 1995. The decrease was primarily due to a decline in interest rates paid on these instruments and a lower average balance. Interest rates paid on these accounts are driven by changing rates due to economic conditions as well as competition in the marketplace.

The net interest spread and net yield on average earning assets both declined to 4.05% and 4.76%, respectively, for the year ended December 31, 1996, from 4.46% and 5.31%, respectively, for the year ended December 31, 1995. The decline in these rates was a result of the increase in higher cost deposits, certificates of deposit and short-term borrowings, a decline in the loan to deposit ratio and increased competition. Management considered the impact on these ratios when making the decision to increase the leverage of the bank. It is expected that due to increasing competition for loans and increased price pressure on deposits that the bank will have a lower net interest rate spread in 1997 as compared to 1996.

Provision for Loan Losses

The provision for loan losses amounted to $0 in 1996 and 1995. The provision reflects management's assessment of real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results. The bank's allowance for loan losses was $3.9 million at December 31, 1996. Also see discussion under "Financial Condition - Allowance for Loan Losses".

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $77,000 to $1.7 million for the year ended December 31, 1996, compared to $1.6 million for the year ended December 31, 1995. This increase was a result of an increase in deposit service fees, trust fees and other income. The increase was partially offset by a decline in gains on sales of loans of $184,000.

Deposit fees increased approximately 26.6% in the year ended December 31, 1996, compared to the year ended December 31, 1995. The 1996 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Trust fees increased due to an increase in trust assets under management.

Other income for the year ended December 31, 1996, was $311,000, an increase of 36.0% or $82,000 from $229,000 in the year ended December 31, 1995, due primarily to increases in letter of credit fees, safe deposit fees and check printing fees on new and existing accounts.

Gains on Sales of Securities

Gains from the sales of investment securities totaled $1,909 in 1996 versus $0 in 1995. The net gain was from gains recognized on agency securities that were called and from sales of securities principally maturing within approximately 31 months.

Non-Interest Expenses

Salaries and benefits expense totaled $5.2 million in the year ended December 31, 1996, compared with $4.5 million in 1995 an increase of $681,000, or 15.0%. This increase was primarily the result of the addition of staffing for the Leominster and Billerica branches in the second quarter of 1995, the addition of staffing for the Tewksbury branch in the fourth quarter of 1996, an increase in benefit expenses and annual salary increases.

Occupancy expense was $1.3 million for the year ended December 31, 1996, compared with $1.2 million in 1995, an increase of $143,000 or 12.1% primarily due to the opening of the two branches in 1995 and one new branch in 1996.

FDIC insurance expense decreased by $149,000 in 1996. The decrease was due to a reduction in the bank's assessment rate.

Office and data processing supplies expense decreased by $142,000, or 33.4%, in the year ended December 31, 1996, primarily due to various cost saving initiatives and additional costs incurred in 1995 relating to the opening of the two new branches.

Trust professional and custodial expenses increased by $40,000, or 22.0%, due to an increase in trust assets under management. Audit, legal and other professional expenses decreased by $46,000, or 13.9%, in 1996 primarily due to the extra costs in 1995 of a consultant hired by the bank to review its operating procedures.

Postage increased by $59,000, or 53.8%, as a result of increased volume in deposit accounts, increased bankwide direct mail, and direct mail associated with the opening of the Tewksbury branch.

Advertising and public relations increased to $482,000 for the year ended December 31, 1996 from $304,000 in 1995. The increase was primarily due to various marketing studies performed by an independent agency and an overall increase in bankwide advertising.

Other operating expenses remained consistent from the previous year.

Item 7.       Financial Statements


                   Index to Consolidated Financial Statements

                                                                        Page

     Independent Auditors' Report                                        24

     Consolidated Balance Sheet as of December 31, 1996 and 1995         25

     Consolidated Statement of Income for the years ended
       December 31, 1996, 1995 and 1994                                  26

     Consolidated Statement of Changes in Stockholders' Equity
       for the years ended December 31, 1996, 1995, and 1994             27

     Consolidated Statement of Cash Flows for the years ended
       December 31, 1996, 1995, and 1994                                 28

     Notes to the consolidated financial statements                      30

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiary ( the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                   /s/ KPMG Peat Marwick LLP

January 8, 1997
Boston, Massachusetts

                                               ENTERPRISE BANCORP, INC.

                                              Consolidated Balance Sheets

                                              December 31, 1996 and 1995

                        Assets                                   1996             1995
                        ------                              -------------    -------------

Cash and cash equivalents:
     Cash and due from banks (Note 14)                      $  14,507,497       11,562,392
     Daily federal funds sold                                        --         13,600,000
                                                            -------------    -------------
               Total cash and cash equivalents                 14,507,497       25,162,392
                                                            -------------    -------------


Investment securities at fair value (Notes 2 and 8)           119,395,742       78,812,489
Loans held for sale at lower of cost or market value               74,020        1,855,340

Loans, less allowance for loan losses of $3,894,520

     in 1996 and $4,106,659 in 1995 (Notes 3 and 8)           140,351,073      111,700,213
Premises and equipment (Note 4)                                 3,388,736        2,463,592
Accrued interest receivable (Note 5)                            2,699,833        1,823,079
Prepaid expenses and other assets                                 491,277          291,097
Income taxes receivable (Note 12)                                 140,396             --
Real estate acquired by foreclosure (Note 6)                       82,721          417,172
Deferred income taxes, net (Note 12)                            1,884,283        1,740,270
                                                            -------------    -------------


               Total assets                                 $ 283,015,578      224,265,644
                                                            =============    =============

        Liabilities and Stockholders' Equity

Deposits (Note 7)                                           $ 243,428,800      196,016,743
Short-term borrowings (Notes 2 and 8)                          16,737,249        6,981,783
Escrow deposits of borrowers                                      411,050          377,824
Accrued expenses and other liabilities                          1,297,699        1,200,561
Income taxes payable (Note 12)                                       --            173,346
Accrued interest payable                                          493,276          549,673
                                                            -------------    -------------

               Total liabilities                              262,368,074      205,299,930
                                                            -------------    -------------

Commitments and contingencies (Notes 4, 8, 13 and 14)

Stockholders' equity (Notes 1, 9 and 10):
     Common stock, $1.00 par value; 3,000,000 shares
        authorized, 1,575,892 shares issued and out-
        standing at December 31, 1995                                --          1,575,892
     Common stock $.01 par value; 5,000,000 shares
        authorized 1,576,192 shares issued and out-
        standing at December 31, 1996                              15,762             --
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized no shares issued at December 31, 1996             --               --
     Additional paid-in capital                                15,476,857       13,913,325
     Retained earnings                                          5,263,074        3,324,225
     Net unrealized gain (loss) on investment
        securities, net of applicable income taxes               (108,189)         152,272
                                                            -------------    -------------

               Total stockholders' equity                      20,647,504       18,965,714
                                                            -------------    -------------

               Total liabilities and stockholders' equity   $ 283,015,578      224,265,644
                                                            =============    =============

See accompanying notes to consolidated financial statements.


                                               ENTERPRISE BANCORP, INC.
                                           Consolidated Statements of Income
                                     Years ended December 31, 1996, 1995 and 1994

                                                              1996          1995          1994
                                                          ------------   -----------   -----------

Interest and dividend income:
     Loans                                                 $12,466,758    11,291,928     8,450,634
     Investment securities                                   6,752,789     3,324,539     2,631,285
     Federal funds sold                                        137,913       502,928        42,137
                                                           -----------   -----------   -----------
               Total interest income                        19,357,460    15,119,395    11,124,056
                                                           -----------   -----------   -----------
Interest expense:
     Deposits                                                7,531,590     4,814,334     2,596,602
     Borrowed funds                                            645,383       846,964       373,130
                                                           -----------   -----------   -----------
               Total interest expense                        8,176,973     5,661,298     2,969,732
                                                           -----------   -----------   -----------

               Net interest income                          11,180,487     9,458,097     8,154,324

Provision for loan losses (Note 3)                                --            --            --
                                                           -----------   -----------   -----------
               Net interest income after provision for
                  loan losses                               11,180,487     9,458,097     8,154,324
                                                           -----------   -----------   -----------
Non-interest income:
     Deposit service fees                                      708,259       559,338       489,906
     Trust fees                                                631,069       601,716       571,128
     Net gains on sales of investment securities(Note 2)         1,909          --          47,927
     Gains on sales of loans                                    67,506       251,169        84,197
     Other income                                              310,843       228,619       235,287
                                                           -----------   -----------   -----------
               Total non-interest income                     1,719,586     1,640,842     1,428,445
                                                           -----------   -----------   -----------
Non-interest expense:
     Salaries and employee benefits (Note 11)                5,218,519     4,537,601     4,099,963
     Occupancy expenses (Note 4 and 13)                      1,327,071     1,184,135       929,854
     Advertising and public relations                          481,700       304,016       130,791
     Office and data processing supplies                       283,303       425,242       396,120
     Audit, legal and other professional fees                  282,371       327,964       236,966
     Trust professional and custodial expenses                 223,486       183,121       181,734
     Postage                                                   167,786       109,063       151,460
     FDIC insurance                                              2,000       151,419       272,666
     Other operating expenses                                1,055,550     1,025,264       851,186
                                                           -----------   -----------   -----------
               Total non-interest expense                    9,041,786     8,247,825     7,250,740
                                                           -----------   -----------   -----------

Income before income taxes                                   3,858,287     2,851,114     2,332,029
Income tax expense (Note 12)                                 1,446,632     1,084,878       823,814
                                                           -----------   -----------   -----------

               Net income                                  $ 2,411,655     1,766,236     1,508,215
                                                           ===========   ===========   ===========

Net income per average common share outstanding            $      1.53          1.12           .96
                                                           ===========   ===========   ===========

Weighted average common shares outstanding                   1,576,023     1,575,109     1,574,792
                                                           ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994
                                                                                                     Net Unrealized Gain
                                                                                                     (Loss) on Investment
                                                                                 Additional           Securities, Net of    Total
                                                                  Common Stock    Paid-in     Retained    Applicable   Stockholders'
                                                         Shares       Amount      Capital     Earnings   Income Taxes     Equity
                                                     -----------  ------------ ------------  --------- ---------------- ------------

Balance at December 31, 1993                           1,574,792  $ 1,574,792  $ 13,902,325  $  876,540  $   573,582  $ 16,927,239

  Net income                                                --           --            --     1,508,215         --       1,508,215
  Common Stock dividend declared ($.25 per share)           --           --            --      (393,698)        --        (393,698)
  Change in net unrealized gain (loss) on investment
     securities, net of applicable income taxes             --           --            --          --     (2,180,831)   (2,180,831)
                                                      ----------  -----------  ------------  ----------  -----------   -----------
Balance at December 31, 1994                           1,574,792    1,574,792    13,902,325   1,991,057   (1,607,249)   15,860,925
  Net income                                                --           --            --     1,766,236         --       1,766,236
  Common Stock dividend declared ($.275 per share)          --           --            --      (433,068)        --        (433,068)
  Stock options exercised (Note 10)                        1,100        1,100        11,000        --           --          12,100
  Change in net unrealized gain (loss) on investment
     securities, net of applicable income taxes             --           --            --          --      1,759,521     1,759,521
                                                      ----------  -----------  ------------  ----------  -----------   -----------
Balance at December 31, 1995                           1,575,892    1,575,892    13,913,325   3,324,225      152,272    18,965,714
  Net income                                                --           --            --     2,411,655         --       2,411,655
  Common Stock dividend declared ($.30 per share)           --           --            --      (472,806)        --        (472,806)
  Stock options exercised before reorganization
     (Note 10)                                               125          125         1,277        --           --           1,402
  Exchange of Enterprise Bank and Trust stock for
     Enterprise Bancorp, Inc. stock (Note 1)          (1,576,017)  (1,576,017)  (13,914,602)       --           --     (15,490,619)
  Issuance of $.01 par Enterprise Bancorp, Inc.
     stock (Note 1)                                    1,576,017       15,760    15,474,859        --           --      15,490,619
  Stock options exercised after reorganization
     (Note 10)                                               175            2         1,998        --           --           2,000
  Change in net unrealized gain (loss) on investment
     securities, net of applicable income taxes             --           --            --          --       (260,461)     (260,461)
                                                      ----------  -----------  ------------  ----------  -----------   -----------
Balance at December 31, 1996                           1,576,192  $    15,762  $ 15,476,857  $5,263,074  $  (108,189)  $20,647,504
                                                      ==========  ===========  ============  ==========  ===========   ===========

See accompanying notes to consolidated financial statements.

                                          ENTERPRISE BANCORP, INC.

                                   Consolidated Statements of Cash Flows

                                Years ended December 31, 1996, 1995 and 1994

                                                              1996             1995             1994
                                                         --------------    -----------      -----------
Cash flows from operating activities:

     Net income                                           $  2,411,655       1,766,236       1,508,215
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                       873,509         658,388         638,060
           Gain on sale of investments                          (1,909)           --           (47,927)
           Gain on sale of loans                               (67,506)       (251,169)        (84,197)
           Decrease in loans held for sale, net of gain      1,848,826         114,791       2,061,950
           Increase in accrued interest receivable            (876,754)       (555,447)       (293,586)
           (Increase) decrease in prepaid expenses and
               other assets                                   (200,180)        (82,801)          4,015
           Provision (benefit) for deferred income
               taxes                                            46,775          88,698         (47,117)
           Increase in accrued expenses and other
               liabilities                                      97,138         100,267         410,846
           Increase (decrease) in accrued interest
               payable                                         (56,397)        306,754          66,288
           Change in income taxes payable/receivable          (313,742)        106,180         134,133
                                                          ------------    ------------    ------------
                     Net cash provided by operating
                         activities                          3,761,415       2,251,897       4,350,680
                                                          ------------    ------------    ------------
Cash flows from investing activities:

     Proceeds from sales of investment securities            5,919,844            --         5,054,803
     Proceeds from maturities, calls and paydowns
        of investment securities                             9,236,691      11,487,957       3,286,563
     Purchase of investment securities                     (56,306,353)    (41,523,131)    (11,465,093)

     Proceeds from sales of real estate acquired
        by foreclosure                                          27,701          50,336         135,214
     Net increase in loans                                 (28,344,110)     (3,047,442)    (27,529,059)
     Additions to premises and equipment, net               (1,681,428)     (1,561,532)       (298,822)
                                                          ------------    ------------    ------------
                     Net cash used in investing
                         activities                        (71,147,655)    (34,593,812)    (30,816,394)
                                                          ------------    ------------    ------------
Cash flows from financing activities:

     Net increase in deposits                               47,412,057      62,138,110      12,811,110
     Net increase (decrease) in short-term borrowings        9,755,466     (12,637,247)     12,393,325
     Net increase (decrease) in escrow deposits
        of borrowers                                            33,226         (16,621)        160,898
     Cash dividends declared on common stock                  (472,806)       (433,068)       (393,698)
     Net proceeds from exercise of stock options                 3,402          12,100            --
                                                          ------------    ------------    ------------
                     Net cash provided by financing
                         activities                         56,731,345      49,063,274      24,971,635
                                                          ------------    ------------    ------------
Net increase (decrease) in cash and cash
     equivalents                                           (10,654,895)     16,721,359      (1,494,079)

Cash and cash equivalents at beginning of year              25,162,392       8,441,033       9,935,112
                                                          ------------    ------------    ------------

Cash and cash equivalents at end of year                  $ 14,507,497      25,162,392       8,441,033
                                                          ============    ============    ============
                                                                                          (Continued)




                                          ENTERPRISE BANCORP, INC.


                                    Consolidated Statements of Cash Flows
                                                (Continued)

                               Years ended December 31, 1996, 1995 and 1994


                                                              1996             1995             1994
                                                         --------------    -----------      -----------

Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term
           borrowings                                     $8,233,370        5,354,544         2,903,444
        Income taxes                                       1,713,599          890,000           736,599

     Transfers from real estate acquired by
        foreclosure to loans                                 311,750             --                --

     Transfers from loans to real estate acquired
        by foreclosure                                         5,000           77,721              --



See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1996, 1995 and 1994

(1)    Summary of Significant Accounting Policies

       (a) Holding Company Formation - Agreement and Plan of Reorganization

       Enterprise  Bancorp,  Inc. (the  "company") was organized on February 29,
           1996 at the direction of Enterprise Bank and Trust Company (the "bank") for the purpose of becoming the holding company of the bank. The company entered into an Agreement and Plan of Reorganization with the bank dated as of February 29, 1996 (the "Plan of Reorganization"). On July 26, 1996, pursuant to the Reorganization the company acquired all of the outstanding common stock, $1.00 par value, of the bank in a share-for-share exchange for common stock of the company (the "Reorganization"). Upon the effectiveness of Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became the shareholders of the company.

       At the time of its organization the company's Articles of Organization provided for $500,000 shares of common stock, $.01 par value, and 10,000 shares of preferred stock, $.01 par value. On July 17, 1996, the Articles of Organization of the company were amended to increase the company's authorized capital to 1,000,000 shares of preferred stock, $.01 par value, and 5,000,000 shares of common stock, $.01 par value.

       (b) Basis of Presentation
       The consolidated financial statements of Enterprise Bancorp, Inc. include the accounts of the company and its wholly owned subsidiary, the bank, Enterprise Bank and Trust Company including its wholly owned subsidiary, Enterprise Securities Corporation, Inc., which was incorporated on March 1, 1991. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

       The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System. The Massachusetts Commissioner of Banks also retains supervisory jurisdiction over the company. To the extent that the accompanying financial statements contain information as of a date or for a period prior to July 26, 1996, such information pertains to the bank. The company had no material assets or operations prior to completion of the Reorganization on July 26, 1996.

       Enterprise Bank and Trust Company is a Massachusetts  trust company which commenced banking operations on January 3, 1989. The bank's main office is at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. A branch office was opened in Chelmsford, Massachusetts in June of 1993. A branch office was opened in Leominster, Massachusetts in May of 1995, a branch office was opened in Billerica, Massachusetts in June of 1995, and a branch office was opened in Tewksbury, Massachusetts in October of 1996. The bank's deposit-gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford and Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

       The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

       In preparing the financial statements, management is required to make estimates and assumptions that affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years. Actual results, particularly regarding the estimate of the allowance for loan losses may differ significantly from these estimates.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (c) Investment Securities
       Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized gains and losses on investments available for sale, net of applicable income taxes, are reflected as a component of stockholders' equity. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 1996 and 1995, all of the company's investment securities were classified as available for sale and carried at fair value.

       Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods which approximate the interest method.

       Gains or losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

       (d) Loans
       The company  grants single  family and  multi-family  residential  loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the company grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers' geographic areas. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy.

       Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. Loan origination fees received are offset with direct loan origination costs and are deferred and amortized over the life of the related loans using the level-yield method or, are recognized in income when the related loans are sold or paid-off.

       Loans on which the accrual of interest has been discontinued, including impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectibility of both principal and interest is reasonably assured. Payments received on loans in a non-accrual status are generally applied to principal.

       Loans held for sale are carried at the lower of aggregate amortized cost or market value, giving consideration to commitments to originate additional loans and commitments to sell loans. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       The company has adopted SFAS No. 122,  "Accounting for Mortgage Servicing
           Rights", which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". The Statement was effective for the company on January 1, 1996. The Statement requires that a mortgage banking enterprise recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, the Statement requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment be recognized through a valuation allowance. The adoption of the Statement has not had a significant impact on the company's financial statements because the company generally sells its loans with servicing released.

       Effective  January  1,  1997,  the  company  will  adopt  SFAS  No.  125,
           "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Earlier or retrospective application of this Statement is not permitted. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of this pronouncement is not expected to have a significant effect on the company's financial position or results of operations.

       (e) Allowance for Loan Losses
       The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectibility of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

       The determination  of  the  adequacy  of  the  allowance  is  based  upon management's assessment of risk elements in the portfolio, factors affecting loan quality, and assumptions about the economic environment in which the bank operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem loans. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-offs, delinquency and non-performing loan data, peer group data, forecasts of economic conditions and the overall banking environment. These reviews are dependent upon estimates, appraisals, and judgments, which can change quickly because of changing economic conditions and the bank's perception as to how these conditions affect the debtors' economic prospects.

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company's allowance for loan losses. Such agencies may require the company to recognize additions to the allowance based on judgments different from those of management.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       Impaired loans are  individually  significant  commercial  and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with contractual terms. Impaired loans are accounted for, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectibility of the loan's principal is remote. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when a lender is in possession of the collateral. Troubled debt restructurings are measured for impairment using the pre-modification rate of interest.

       (f) Premises and Equipment
       Land is carried at cost. Premises and  equipment  are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related asset categories as follows:

                    Leasehold improvements                         10 years
                    Computer software and equipment            3 to 5 years
                    Furniture, fixtures and equipment          3 to 5 years

       (g) Real Estate Acquired by Foreclosure
       Real estate acquired by foreclosure  is comprised of properties  acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate formally acquired in settlement of loans is initially recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received less estimated selling costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to net fair value are charged to real estate operations in the current period. Gains and losses upon disposition are reflected in earnings as realized.

       (h) Income Taxes
       The company uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

       (i) Stock Options
       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation," which became effective on January 1, 1996. This Statement establishes a fair value based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period.
           However, the Statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board
           (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the company's common stock.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (k) Trust Assets
       Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company. Trust assets under management at December 31, 1996 and 1995 totaled $126,283,554 and $106,342,490, respectively.
           Income from trust activities is reported on an accrual basis.

       (l) Earnings Per Share
       Earnings per share is calculated based upon the weighted average number of common shares outstanding during the year. Stock options did not have a dilutive effect.

(2)    Investment Securities

       The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                   1996
                                        --------------------------------------------------------
                                          Amortized      Unrealized      Unrealized      Fair
                                            cost            gains         losses         value
                                        ------------   ------------   -------------  ------------
U.S. agency obligations                 $ 61,156,303        436,828        638,300     60,954,831
U.S. treasury obligations                 31,231,401        156,024        158,050     31,229,375
U.S. agency mortgage-backed
   securities                             11,853,837         80,037        173,928     11,759,946
Municipal obligations                     12,380,339        165,149         55,198     12,490,290
                                        ------------   ------------   ------------   ------------
          Total bonds and obligations    116,621,880        838,038      1,025,476    116,434,442

Federal Home Loan Bank stock,
   at cost                                 2,961,300           --             --        2,961,300
                                        ------------   ------------   ------------   ------------

          Total investment securities   $119,583,180        838,038      1,025,476    119,395,742
                                        ============   ============   ============   ============

                                                                   1995
                                        --------------------------------------------------------
                                          Amortized      Unrealized      Unrealized      Fair
                                            cost            gains         losses         value
                                        ------------   ------------   -------------  ------------
U.S. agency obligations                 $37,322,750        253,678        296,351     37,280,077
U.S. treasury obligations                16,151,314        215,674           --       16,366,988
U.S. agency mortgage-backed
   securities                            11,042,750         81,690        151,974     10,972,466
Municipal obligations                     9,809,137        223,716         33,528      9,999,325
Privately-issued mortgage-backed
   securities collateralized by U.S.
   agency mortgage-backed obliga-
   tions                                  1,261,427           --           29,094      1,232,333
                                        -----------    -----------    -----------    -----------
          Total bonds and obligations    75,587,378        774,758        510,947     75,851,189

Federal Home Loan Bank stock,
   at cost                                2,961,300           --             --        2,961,300
                                        -----------    -----------    -----------    -----------

          Total investment securities   $78,548,678        774,758        510,947     78,812,489
                                        ===========    ===========    ===========    ===========

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Included in U.S. agency securities are investments with callable features that can be  called  prior to final  maturity  with  fair  values  of
           $48,820,856  and   $28,076,640,   at  December  31,  1996  and  1995,
           respectively. Included in U.S. agency mortgage-backed securities are collateralized mortgage-backed obligations with fair values of
           $11,139,237   and   $11,413,729   at  December  31,  1996  and  1995,
           respectively.

       At December 31, 1996, securities with a fair value of $15,739,765 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $2,007,240 were pledged as collateral for treasury, tax and loan deposits. At December 31, 1995, securities with a fair value of $8,383,258 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,988,615 were pledged as collateral for treasury, tax and loan deposits.

       The contractual maturity distribution of total bonds and obligations at December 31, 1996 is as follows:

                                      Amortized                     Fair
                                        Cost          Percent       Value       Percent
                                    ------------    ----------  ------------   ---------
Within one year                     $    151,860           1%        153,055           1%
After one but within three years      26,108,527          22      25,940,697          22
After three but within five years     32,952,486          28      33,088,496          28
After five but within ten years       40,554,781          35      40,717,325          35
After ten years                       16,854,226          14      16,534,869          14
                                    ------------    --------    ------------   ---------

                                    $116,621,880         100%    116,434,442         100%
                                    ============    ========    ============   =========

       Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal repayments. U.S. agency obligations are shown at their final maturity but are expected to have shorter lives because issuers of certain bonds reserve the right to call or prepay the obligations without call or prepayment penalties and certain U.S. agency lives may be shorter based on mortgage prepayment rates.

       Sales and calls of investment securities for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                                         1996            1995           1994
                                                     ------------     -----------   ----------

Book value of securities sold or called              $ 11,059,425            -       5,006,876
Gross realized gains on sales/calls                        50,453            -          97,201
Gross realized losses on sales/calls                      (48,544)           -         (49,274)
                                                     ------------     -----------    ---------
       Total proceeds from sales or
          calls of investment securities             $ 11,061,334            -       5,054,803
                                                     ============     ===========    =========

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(3)    Loans and Loans Held for Sale

       Major classifications of loans and loans held for sale at December 31, are as follows:
                                                    1996             1995
                                               --------------   -------------
Real estate:
     Commercial                                $  52,378,232       42,513,631
     Construction                                  6,474,244        5,843,646
     Residential                                  35,843,387       31,017,230
     Residential loans held for sale                  74,020        1,855,340
                                               -------------    -------------
           Total real estate                      94,769,883       81,229,847

Commercial                                        38,201,762       28,353,099
Consumer                                           4,043,250        3,378,891
Home equity                                        8,255,112        5,249,773
           Total loans                           145,270,007      118,211,610

Deferred loan origination fees                      (950,394)        (549,398)
Allowance for loan losses                         (3,894,520)      (4,106,659)
                                               -------------    -------------

           Net loans and loans held for sale   $ 140,425,093      113,555,553
                                               =============    =============

       Directors,  officers,  principal  stockholders  and their  associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 1996, and 1995, the aggregate total of all lines of credit and outstanding loan balances to directors and officers of the company and their associates was $2,664,568 and $2,934,907, respectively. Unadvanced portions of lines of credit available to directors and officers were $849,895 and $588,661, as of December 31, 1996 and 1995, respectively. During 1996, new loans and net increases in loan balances on lines of credit under existing commitments of $554,920 were made and principal paydowns of $825,259 were received. All loans to these related parties are current.

       At December 31, 1996, 1995 and 1994, the company was not accruing interest on loans having an outstanding balance of $2,237,183, $2,021,484, and $1,870,665, respectively. There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 1996, 1995 and 1994. The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

                                                  1996       1995       1994
                                                --------   --------   --------

Income in accordance with original loan terms   $427,925    316,462    328,897
Income recognized                                121,963     90,371    162,581
                                                --------   --------   --------
Reduction in interest income                    $305,962    226,091    166,316
                                                ========   ========   ========

       Non-accrual loans at December 31, are summarized as follows:

                                                1996             1995
                                            ----------        ----------
Non-accrual:
     Real estate                            $1,258,533           889,263
     Commercial                                490,611           586,442
     Consumer, including home equity           488,039           545,779
                                            ----------        ----------
           Total non-accrual                $2,237,183         2,021,484
                                            ==========        ==========

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       At December 31, 1996 and 1995, total impaired loans were $1,295,548 and $473,325, respectively. In the opinion of management, impaired loans with a book value of $210,963 required allocated reserves of $50,000 at December 31, 1996, and impaired loans with a book value $205,676 required allocated reserves of $25,676, at December 31, 1995. All of the $1,295,548 of impaired loans have been measured using the fair value of the collateral method. During the year ended December 31, 1996 and 1995, the average recorded value of impaired loans was $1,197,441 and $529,968, respectively. No interest income was recognized on the loans once they were deemed impaired. Included in the reduction in interest income in the table above is $141,203 and $75,254 of interest income that was not recognized on loans that were deemed impaired as of December 31, 1996 and 1995, respectively. All payments received on impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

       Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

                                           1996           1995          1994
                                       ------------   ------------  -----------

Balance at beginning of year           $ 4,106,659      4,341,204    4,132,507

     Provision charged to operations          --             --           --
     Loan recoveries                        31,804        170,468      264,312
     Loans charged-off                    (243,943)      (405,013)     (55,615)
                                       -----------    -----------   ----------

Balance at end of year                 $ 3,894,520      4,106,659    4,341,204
                                       ===========    ===========   ==========

       At December 31, 1996, 1995 and 1994, the bank was servicing mortgage loans sold to investors amounting to $29,426,888, $32,013,054 and $28,431,684, respectively.

 (4)   Premises and Equipment

       Premises and equipment at December 31, are summarized as follows:

                                                     1996           1995
                                                 ------------   ------------

Land                                             $   270,226        170,906
Buildings and leasehold improvements               2,830,423      2,214,988
Computer software and equipment                    2,548,148      1,701,590
Furniture, fixtures and equipment                  1,486,416      1,366,301
                                                   7,135,213      5,453,785
Less accumulated depreciation and amortization    (3,746,477)    (2,990,193)
                                                 -----------    -----------
                                                 $ 3,388,736      2,463,592
                                                 ===========    ===========

       The company is obligated under various non-cancellable operating leases some of which provide for periodic adjustments. At December 31, 1996 minimum lease payments for these operating leases were as follows:

         Payable in
              1997                                           $     254,547
              1998                                                 227,476
              1999                                                 177,940
              2000                                                  34,746
                                                                ----------
              Total minimum lease payments                   $     694,709
                                                                ==========

       Total rent expense for the years ended December 31, 1996, 1995 and 1994 amounted to $239,916, $197,532, and $179,560, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(5)    Accrued Interest Receivable

       Accrued interest receivable consists of the following at December 31:

                                           1996               1995
                                       -----------         ----------

Investments                            $1,801,760           1,006,950
Loans and loans held for sale             898,073             816,129
                                       ----------          ----------
                                       $2,699,833           1,823,079
                                       ==========          ==========


(6)    Real Estate Acquired by Foreclosure

       Real estate acquired by foreclosure is comprised of commercial real estate properties of $82,721 and $417,172 at December 31, 1996 and 1995, respectively.

       An analysis of real estate  acquired by  foreclosure  for the years ended
           December 31, is as follows:

                                                   1996               1995
                                               -----------        -----------
Balance at beginning of year                    $ 417,172             389,787
     Foreclosures                                   5,000              77,721
     Sales proceeds and principal repayments,
         net of gains/loss on sale                (27,701)            (50,336)
     Transfer to loans                           (311,750)               --
                                                ---------           ---------
Balance at end of year                          $  82,721             417,172
                                                =========           =========
(7)    Deposits

       Deposits at December 31, are summarized as follows:

                                              1996                 1995
                                          ------------         ------------
Demand deposits                           $ 42,528,277           32,754,037
Savings                                     18,435,649           15,320,337
NOW accounts                                51,943,576           40,777,416
Money market accounts                       26,290,398           21,197,102
Time deposits less than $100,000            75,498,617           59,717,943
Time deposits of $100,000 or more           28,732,283           26,249,908
                                          ------------         ------------
                                          $243,428,800          196,016,743
                                          ============         ============

       Interest expense on time deposits with balances of $100,000 or more amounted to $1,559,728 in 1996, $912,651 in 1995, and $251,154
           in 1994.

       The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 1996:

                                              Less than        Greater than
                                              $100,000           $100,000          Total
                                            --------------    --------------    ------------
Due in less than three months                $16,184,636        14,654,065        30,838,701
Due in over three through twelve months       50,046,414        12,125,638        62,172,052
Due in twelve months through thirty months     9,267,567         1,952,580        11,220,147
                                             -----------       -----------       -----------
                                             $75,498,617        28,732,283       104,230,900
                                             ===========       ===========       ===========

                            ENTERPRISE BANCORP, INC.
                   Notes to Consolidated Financial Statements

(8)    Short-Term Borrowings
       Borrowed funds at December 31, are summarized as follows:

                                                               1996                     1995                      1994
                                                    ------------------------    ---------------------   -----------------------
                                                                    Average                   Average                  Average
                                                        Amount        Rate         Amount       Rate       Amount        Rate
                                                    -------------  ---------    -----------   -------   ------------   --------
         Securities sold under agreements to
            repurchase, due on demand               $  11,824,249     3.81%       6,981,783     3.70%      6,386,030     3.52%
         Federal Home Loan Bank of Boston
            borrowings                                  4,913,000     7.32               -         -      13,233,000     6.33
                                                      -----------               -----------             ------------
                                                    $  16,737,249     4.84%       6,981,783     3.70%     19,619,030     5.43%
                                                      ===========               ===========             ============

       Securities sold under agreement to repurchase averaged $7,854,723, $6,762,721, and $5,946,644 during 1996, 1995 and 1994, respectively.
           Maximum amounts outstanding at any month end during 1996, 1995, and 1994 were $11,824,249, $9,450,641, and $8,717,055, respectively. The average cost of repurchase agreements was 3.54%, 3.70%, and 2.58% during fiscal 1996, 1995, and 1994, respectively.

       The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March 1994. FHLB borrowing averaged $6,537,008, $9,362,668, and $4,053,986 during 1996, 1995, and 1994, respectively. Maximum amounts outstanding at any month end during 1996, 1995, and 1994 were $13,043,000, $20,958,000, and $13,233,000, respectively. The average cost of FHLB  borrowing  was 5.62%,  6.37%,  and 5.39% during  fiscal
           1996, 1995, and 1994, respectively. Borrowings from the FHLB are secured by the FHLB stock, 1-4 family owner-occupied residential loans and the company's investment portfolio not otherwise pledged.

       As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 1996, the bank had the capacity to borrow up to approximately $107,573,520 from the FHLB.

       Borrowings outstanding at December 31, 1996 consisted entirely of overnight borrowings.

 (9)   Stockholders' Equity

       Holders of Common Stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the Common Stock may be subject to the rights of any outstanding Preferred Stock.

       Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of assets (leverage capital), risk-based capital equal to 8.00% of risk-weighted assets and Tier 1 risk-based capital equal to 4.00% of risk-weighted assets. Total risk-based capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowances up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 1996.

       The company  is  subject  to  various  regulatory  capital   requirements
           administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate or result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the company's financial statements. Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the bank, the company must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       Quantitative  measures   established  by  regulation  to  ensure  capital
           adequacy require the company to maintain the minimum capital amounts and ratios set forth in the table below. Management believes, as of December 31, 1996, that the company meets all capital adequacy requirements to which it is subject.

       As of December 31, 1996, the most recent notification from the FDIC categorized the bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notification that management believes have changed the bank's category.

       The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                                 For Bank To Be Well
                                                                                  Capitalized under
                                                                For Capital       Prompt Correction
                                            Actual            Adequacy Purposes    Action Provisions
           ($ in Thousands)           Amount       Ratio       Amount    Ratio      Amount     Ratio
                                    ----------   --------    ---------  -------   ---------  ---------
           As of December 31, 1996:
Total Capital
     (to risk weighted assets)       $24,591      15.41%       12,763     8.0%      15,954     >10.0%
Tier 1 Capital
     (to risk weighted assets)        20,696      12.97%        6,375     4.0%       9,563     >6.0%
Tier 1 Capital
     (to average assets)              20,696       7.42%       11,155     4.0%      13,944     >5.0%
                                                                                 For Bank To Be Well
                                                                                  Capitalized under
                                                                For Capital       Prompt Correction
                                            Actual            Adequacy Purposes    Action Provisions
           ($ in Thousands)           Amount       Ratio       Amount    Ratio      Amount     Ratio
                                    ----------   --------    ---------  -------   ---------  ---------
           As of December 31, 1995:
Total Capital
     (to risk weighted assets)       $22,698      17.85%       10,172     8.0%      12,716    >10.0%
Tier 1 Capital
     (to risk weighted assets)        18,591      14.62%        5,086     4.0%       7,629    >6.0%
Tier 1 Capital
     (to average assets)              18,591       9.71%        7,662     4.0%       9,578    >5.0%

       Neither the  company  nor the bank may  declare or pay  dividends  on its stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

(10)   Stock Option Plan

       The board of  directors of the bank adopted a 1988 Stock Option Plan (the
           "1988 plan"), which was approved by the shareholders of the bank in 1989. The 1988 plan permits the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 153,902 shares of common stock. Any shares of common stock issued pursuant to the 1988 plan which are returned to the company will be available for future issuance. The 1988 plan was assumed by the company upon the completion of the Reorganization discussed in Note 1.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       Under the terms of the 1988 plan, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years. For participants owning 10% or more of the company's outstanding common stock, such options may not be granted at less than 110% of the fair market value of the shares on the date of grant. Fair market value is considered to be the price of the most recent stock trade. Common stock reserved for issuance of shares under the 1988 plan is 153,902 shares.

       All options granted thus far are exercisable at the rate of 25% a year and all such options expire 10 years from the date of grant. All options granted thus far are categorized as incentive stock options. Stock option transactions are summarized as follows:

                                               Number    Weighted average option
                                            of options        price per share
                                            ----------   -----------------------
Options outstanding at December 31, 1994       78,100          $   11.04
     Granted in 1995                           25,650              13.50
     Expired in 1995                             (600)             12.00
     Exercised in 1995                         (1,100)             11.00
                                              -------
Options outstanding at December 31, 1995      102,050              11.65
     Granted in 1996                           26,300              14.00
     Expired in 1996                             (400)             12.00
     Exercised in 1996                           (300)             11.50
                                              -------
Options outstanding at December 31, 1996      127,650          $   12.13
                                              =======

       At December 31, 1996, 81,562 shares were exercisable and 24,852 shares remained available for future grants.

(11) Employee Benefit Plans

       401(k) Defined Contribution Plan
       The company has a 401(k) defined-contribution  employee benefit plan. The
           401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage for the 1996, 1995 and 1994 calendar years was 50% up to the first 6% contributed by the employee. The company's expense for the 401(k) plan match for the years ended December 31, 1996, 1995 and 1994 was $86,964, $91,806 and $81,719,
           respectively.

       Employees working a minimum of 20 hours per week and at least 21 years of age are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

       Employee Bonus Program

       The company  maintains a bonus  program,  which  includes all  employees.
           Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. The goals and objectives include certain ratios such as return on assets, return on equity, net interest margin, non-interest expense and income to assets, non-accrual loans to total loans and the overall growth of the bank's loan and deposit balances. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending on which group the employee falls including: vice presidents and above, officers, and other non-officer employees. In 1996, 1995 and 1994, $464,000, $413,000 and $277,000,
           respectively, was charged to salaries and benefits under this plan.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       Supplemental Cash Bonus Plan

       The company   maintains  a  supplemental  cash  bonus  plan  for  certain executive officers. The goals, objectives and pay-out schedule of this plan were approved by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus pay-out to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 1996 and 1995, $52,000 and $38,000, respectively, was charged to salaries and benefits under this plan.

       Split-Dollar Plan

       The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996. This plan provides for the company to fund the purchase of cash value life insurance policies owned by the executive. The company accounts for the premiums paid as an interest free loan. Annual premiums are paid by the company until the executive retires. At the time of retirement of an executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums of $143,800 are due until 2004 under the current plan. The amount charged to expense for these benefits was $11,518 in 1996.

(12) Income Taxes

       The components of income tax expense for the years ended December 31 calculated using the liability method is as follows:

                                                     1996          1995          1994
                                                  ----------   ----------    ----------
Current tax expense:
     Federal                                      $1,032,581      733,331       649,122
     State                                           367,276      262,849       221,809
                                                  ----------   ----------    ----------
           Total current tax expense               1,399,857      996,180       870,931
                                                  ----------   ----------    ----------
Deferred tax expense (benefit):
     Federal                                          34,777      (11,839)      (33,141)
     State                                            11,998      100,537       (13,976)
                                                  ----------   ----------    ----------
           Total deferred tax expense (benefit)       46,775       88,698       (47,117)
                                                  ----------   ----------    ----------

           Total income tax expense               $1,446,632    1,084,878       823,814
                                                  ==========   ==========    ==========

       The components of income taxes receivable/(payable) and deferred income taxes receivable, net at December 31, are as follows:

                                                 1996             1995
                                              -----------   ------------
Income taxes receivable/(payable):

     Federal                                  $    54,417       (149,660)
     State                                         85,979        (23,686)
                                              -----------    -----------
                                              $   140,396       (173,346)
                                              ===========    ===========
Deferred income taxes receivable, net:
     Federal                                  $ 1,397,722      1,298,297
     State                                        486,561        441,973
                                              -----------    -----------
                                              $ 1,884,283      1,740,270
                                              ===========    ===========
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                        1996                    1995                      1994
                              ----------------------  ----------------------  ---------------------
                                  Amount         %        Amount        %        Amount        %
                              ------------   -------  ------------   ------   -----------    ------
Computed income tax expense
   at statutory rate          $ 1,311,818      34.0%      969,379      34.0%      792,890      34.0%
State income taxes, net of
   federal tax benefit            250,321       6.5       239,835       8.4       138,175       5.9
Municipal bond interest          (195,040)     (5.1)     (138,790)     (4.8)     (140,338)     (6.0)
Other                              79,533       2.1        14,454       0.5        33,087       1.4
                              -----------      ----     ---------      ----     ---------      ----
Income tax expense            $ 1,446,632      37.5%    1,084,878      38.1%      823,814      35.3%
                              ===========      ====     =========      ====     =========      ====

       Income tax expense was increased for 1995 to reflect the adjustment to the deferred tax asset for the tax impact of the Massachusetts tax rate reduction as part of the Bank Tax Reform Act signed by the Governor of Massachusetts on July 27, 1995.

       At December 31, 1996 and December 31, 1995, the tax effects of each type of income and expense item that give rise to deferred taxes are:

                                                   December 31,   December 31,
                                                       1996          1995
                                                   ------------  -------------
Deferred tax asset:
     Allowance for loan losses                      $1,472,866    1,451,580
     Depreciation                                      242,029      199,278
     Deferred loan fees                                 60,707       39,975
     Net unrealized loss on investment securities       79,249         --
     Other                                              29,432      160,976
                                                    ----------   ----------
           Total                                     1,884,283    1,851,809

Deferred tax liability:
     Net unrealized gain on investment securities         --        111,539
                                                    ----------   ----------

Net deferred tax asset                              $1,884,283    1,740,270
                                                    ==========   ==========


       At December 31, 1996, the net Federal deferred tax asset of $1,397,722 is supported by recoverable income taxes of approximately $2,454,866. The company needs to generate approximately $4,633,895 of future net taxable income to realize the state deferred tax asset of $486,561 as of December 31, 1996. There was no valuation allowance for the deferred tax asset at December 31, 1996 and 1995. Management believes that the net deferred income tax asset at December 31, 1996 is an amount that will more likely than not be realized.

(13) Related Party Transactions

       The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which are various bank officers and directors. The maximum remaining term of the leases including options is for 13 years.

       Total amounts paid to the realty trusts for the years ended December 31, 1996, 1995 and 1994, were $169,761, $221,383 and $203,348, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(14) Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

       The company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced lines of credit.

       The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the company has in the particular classes of financial instruments.

       The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

       Financial instruments with off-balance sheet credit risk at December 31,
           1996 and 1995, are as follows:
                                                       1996           1995
                                                   ------------   -----------

Commitments to originate loans                      $12,640,200     7,946,570
Standby letters of credit                             3,709,313     3,341,927
Unadvanced portions of consumer loans
    (including credit card loans)                     3,974,781     2,902,842
Unadvanced portions of construction loans             2,363,026     2,863,282
Unadvanced portions of home equity loans              6,624,488     3,715,526
Unadvanced portions of commercial lines of credit    18,036,284    14,387,535

       Commitments  to  originate  loans are  agreements  to lend to a  customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

       Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 1996 and 1995, the company had commitments to sell loans totaling $492,300 and $984,150, respectively.

       The company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit exposure. Commercial loans may be collateralized by the assets underlying the borrower's business such as accounts receivable, equipment, inventory and real property. Residential mortgage and home equity loans are secured by the real property financed. Consumer loans such as installment loans are generally secured by the personal property financed. Credit card loans are generally unsecured. Commercial real estate loans are generally secured by the underlying real property and rental agreements.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       As a nonmember of the Federal Reserve System, the bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $2,861,000 at December 31, 1996, and approximately $2,686,000 at December 31, 1995.

       The company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

(15) Fair Values of Financial Instruments

       The following methods and assumptions were used by the company in estimating fair values of its financial instruments:

       The respective   carrying   values  of  certain   financial   instruments
           approximated their fair value as they were short-term in nature or payable on demand. These include cash and due from banks, daily federal funds sold, accrued interest receivable, repurchase agreements, accrued interest payable and non-certificate deposit accounts.

       Investments: Fair values for investments were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments. The carrying amount of FHLB stock reported approximates fair value. If the FHLB stock is redeemed, the company will receive an amount equal to the par value of the stock.

       Loans: The fair values of loans was determined using discounted cash flow analysis, using interest rates currently being offered by the company. The incremental credit risk for nonaccrual loans was considered in the determination of the fair value of the loans.

       The fair values of the unused portion of lines of credit and letters of credit were based on fees currently charged to enter into similar agreements and were estimated to be the fees charged. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no fair value.

       Financial liabilities: The fair values of certificates of deposit were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 1996 for similar instruments.

       Limitations:  The estimates of fair value of financial  instruments  were based on information available at December 31, 1996 and 1995 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fairvalue estimates were based on existing on and off-balance-sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment and foreclosed real estate. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


                                                      1996                          1995
                                        ----------------------------   ----------------------------
                                            Carrying        Fair          Carrying         Fair
                                             Amount         Value          Amount          Value
                                        -------------   ------------   ------------   -------------
Financial assets:
  Cash and cash equivalents              $ 14,507,497     14,507,497     25,162,392     25,162,392
  Investment securities                   119,395,742    119,395,742     78,812,489     78,812,489
  Loans, net                              140,425,093    143,801,510    113,555,553    117,030,813
  Accrued interest receivable               2,699,833      2,699,833      1,823,079      1,823,079

Financial liabilities:
  Non-interest bearing demand deposits     42,528,277     42,528,277     32,754,037     32,754,037
  Savings, NOW and money market            96,669,623     96,669,623     77,294,855     77,294,855
  Time certificates of deposit            104,230,900    104,757,922     85,967,851     86,474,481
  Short-term borrowings                    16,737,249     16,737,249      6,981,783      6,981,783
  Escrow deposit of borrowers                 411,050        411,050        377,824        377,824
  Accrued interest payable                    493,276        493,276        549,673        549,673

(16) Parent Company Only Financial Statements

       A parent company only balance sheet for 1995, and the statement of income and statement of cash flows for 1995 and 1994 are not presented as the company was formed on July 26, 1996.

                                  Balance Sheet
                                  -------------
     Assets                                                   December 31, 1996
                                                              -----------------
     Cash and due from subsidiary                                 $    51,999
     Investment in subsidiary                                      20,595,505
                                                                  -----------
                                                                  $20,647,504
                                                                  ===========
     Liabilities and Stockholders' Equity

     Preferred stock, par value $.01 per share, 1,000,000 shares
        authorized.   No shares issued                            $        -
     Common stock, par value $.01 per share, 5,000,000 shares
        authorized, 1,576,192 shares issued and outstanding            15,762
     Additional paid-in capital                                    15,476,857
     Retained earnings                                              5,263,074
     Net unrealized gain on investment securities available
        for sale, net                                                (108,189)
                                                                  -----------
                                                                  $20,647,504
                                                                  ===========


                               Statement of Income
                               -------------------
                                                             For the year ended
                                                              December 31, 1996
                                                             ------------------

     Income                                                       $        -
     Undistributed equity in net income of subsidiary               2,411,655
                                                                    ---------

     Net income                                                   $ 2,411,655
                                                                    =========

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


                             Statement of Cash Flows
                             -----------------------
                                                             For the year ended
                                                              December 31, 1996
                                                             ------------------
     Cash flows from operating activities:

         Net income                                                 $ 2,411,655
         Undistributed equity in net income of subsidiary            (2,411,655)
                                                                    -----------
         Net cash provided by operating activities                            -
                                                                    -----------
     Cash flows from financing activities:
         Net proceeds from exercise of stock options                      2,000
         Initial capitalization of holding company from the bank         49,999

         Net cash provided by financing activities                       51,999
                                                                    -----------
     Net increase in cash and cash equivalents                           51,999

              Cash and cash equivalents, beginning of period                  -
                                                                    -----------
              Cash and cash equivalents, end of period               $   51,999
                                                                    ===========


Cash and cash equivalents includes cash and due from subsidiary.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None

                                    Part III


The information required in Items 9, 10, 11 and 12 of this part is incorporated herein by reference from the company's definitive proxy statement for its annual meeting of stockholders to be held May 6, 1997, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.


Item 13.  Exhibits, List and Reports on Form 8-K

(a)   Exhibits

Exhibit #          Exhibit Description


3.1a Articles of Incorporation of the company dated February 29, 1996, filed as an exhibit to the company's registration statement on Form 8-A relating to its common stock.

3.1b Amendment to Articles of Incorporation of the company dated July 17, 1996 incorporated by reference to the form thereof filed as an exhibit to the company's registration statement of Form 8-A relating to its common stock.

3.2 Bylaws of the company filed as an exhibit to the company's registration statement on Form 8-A relating to its common stock.

10.1 Lease agreement dated July 22, 1988, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.2 Amendment to lease dated December 28, 1990, between the bank and First Holding Trust for and relating to the premises at 222 Merrimack Street, Lowell, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.3 Amendment to lease dated August 15, 1991, between the bank and First Holding Trust for 851 square feet relating to the premises at 222 Merrimack Street, Lowell, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.4 Lease agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., for 1,458 square feet relating to the premises at 170 Merrimack Street, Lowell, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.5 Lease agreement dated April 7, 1993, between the bank and Merrimack Realty Trust for 4,375 square feet relating to the premises at 27 Palmer Street, Lowell, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.6 Lease agreement dated March 14, 1995, between the bank and North Central Investment Limited Partnership for 3,960 square feet related to the premises at 2-6 Central Street, Leominster, Massachusetts filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.7 Employment agreement between the bank and George L. Duncan dated November 15, 1988 filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.8 Amended employment agreement between the bank and George L. Duncan dated December 31, 1995 filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.9 Employment agreement between the bank and Richard W. Main dated December 13, 1995 filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.10 Lease agreement dated June 20, 1996 between the bank and Kevin C. Sullivan and Margaret A. Sullivan for 4,800 square feet related to the premises at 910 Andover Street, Tewksbury, Massachusetts.

10.11 Amendment to employment agreement between the bank and George L. Duncan dated December 4, 1996.

10.12 Amendment to employment agreement between the bank and Richard W. Main dated December 4, 1996.

10.13    Split Dollar Agreement for George L. Duncan.


21.0     Subsidiaries of the Registrant.


(b)Reports on Form 8-K
                   The company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 18, 1997      /s/ John P. Clancy, Jr.
                                    John P. Clancy, Jr.
                                    Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ George L. Duncan                 Chairman, Chief Executive Officer            March 18, 1997
  George L. Duncan                      and Director


/s/ Richard W. Main                  President, Chief Operating Officer           March 18, 1997
  Richard W. Main                       and Director

/s/ John P. Clancy, Jr.              Treasurer                                    March 18, 1997
  John. P. Clancy Jr.                (Principal Financial Officer)

/s/ Todd A. Klibansky                (Principal Accounting Officer)               March 18, 1997
  Todd A. Klibansky

/s/ Kenneth S. Ansin                 Director                                     March 18, 1997
  Kenneth S. Ansin

/s/ Walter L. Armstrong              Director                                     March 18, 1997
     Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.         Director                                     March 18, 1997
  Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley              Director                                     March 18, 1997
  Kathleen M. Bradley

/s/ James F. Conway, III             Director                                     March 18, 1997
  James F. Conway, III

/s/ Nancy L. Donahue                 Director                                     March 18, 1997
  Nancy L. Donahue

/s/ Eric W. Hanson                   Director                                     March 18, 1997
  Eric W. Hanson

/s/ John P. Harrington               Director                                     March 18, 1997
  John P. Harrington

/s/ Arnold S. Lerner                 Director, Vice Chairman and Clerk            March 18, 1997
  Arnold S. Lerner

/s/ Charles P. Sarantos              Director                                     March 18, 1997
  Charles P. Sarantos

/s/ Michael A. Spinelli              Director                                     March 18, 1997
  Michael A. Spinelli
