Form 10QSB
period 1997-03-31
ENTERPRISE BANCORP INC /MA/
filed 1997-05-13
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
         For the transition period from _____________ to _______________
                         Commission file number 0-21021


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1997, Common Stock - Par Value $0.01 1,576,192 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes .......... No X


                            ENTERPRISE BANCORP, INC.
                                     INDEX


                                                                                                Page Number

              Cover Page                                                                           1

              Index                                                                                2

                         PART I - FINANCIAL INFORMATION

Item 1        Financial Statements of Enterprise Bancorp, Inc.

              Consolidated Balance Sheet - March 31, 1997 and December 31, 1996                    3

              Consolidated Statements of Income -
              Three months ended March 31, 1997 and 1996                                           4

              Consolidated Statements of Cash Flows -
              Three months ended March 31, 1997 and 1996                                           5

              Notes to Financial Statements                                                        6

Item 2        Business Review and Management's Discussion and
              Analysis of Financial Condition and Results of Operations                            7

                           PART II - OTHER INFORMATION

Item 1          Legal Proceedings                                                                 12

Item 2          Changes in Securities                                                             12

Item 3          Defaults upon Senior Securities                                                   12

Item 4          Submission of Matters to a Vote of Security Holders                               12

Item 5          Other Information                                                                 12

Item 6          Exhibits and Reports on Form 8-K                                                  12

                Signature Page                                                                    13


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


                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                              March 31,       December 31,
                                                               1997               1996
                                                            (Unaudited)         (Audited)
                                                           -------------     -------------

     Assets

Cash and cash equivalents                                  $  18,715,038       14,507,497
Investment securities at fair value                          122,986,100      119,395,742
Loans, less allowance for loan losses of $3,951,364
   at March 31, 1997 and $3,894,520 at December 31, 1996     145,523,973      140,425,093
Premises and equipment                                         3,227,626        3,388,736
Accrued interest receivable                                    2,526,274        2,699,833
Prepaid expenses and other assets                                617,091          491,277
Income taxes receivable                                             --            140,396
Real estate acquired by foreclosure                              188,352           82,721
Deferred income taxes, net                                     2,149,484        1,884,283
                                                           -------------    -------------

              Total assets                                 $ 295,933,938      283,015,578
                                                           =============    =============

     Liabilities and Stockholders' Equity

Deposits                                                   $ 247,247,799      243,428,800
Short-term borrowings                                         25,598,735       16,737,249
Escrow deposits of borrowers                                     502,281          411,050
Accrued expenses and other liabilities                         1,097,286        1,297,699
Income taxes payable                                              61,415             --
Accrued interest payable                                         495,438          493,276
                                                           -------------    -------------

              Total liabilities                              275,002,954      262,368,074
                                                           -------------    -------------

 Stockholders' equity
   Common stock $.01 par value; 5,000,000 shares
      authorized 1,576,192 shares issued and out-
      standing at March 31, 1997 and December 31, 1996            15,762           15,762
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized no shares issued at March 31, 1997                 --               --
   Additional paid-in capital                                 15,476,857       15,476,857
   Retained earnings                                           5,891,775        5,263,074
   Net unrealized gain (loss) on investment
      securities, net of applicable income taxes                (453,410)        (108,189)
                                                           -------------    -------------

              Total stockholders' equity                      20,930,984       20,647,504
                                                           -------------    -------------

              Total liabilities and stockholders' equity   $ 295,933,938      283,015,578
                                                           =============    =============


                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

                   Three months ended March 31, 1997 and 1996

                                                         March 31,    March 31,
                                                           1997         1996
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------

Interest and dividend income:
     Loans                                               $3,404,792    2,898,706
     Investment securities                                1,874,310    1,408,096
     Federal funds sold                                      14,749       83,691
                                                         ----------   ----------
               Total interest income                      5,293,851    4,390,493
                                                         ----------   ----------

Interest expense:
     Deposits                                             1,986,632    1,727,939
     Borrowed funds                                         234,891       73,881
                                                         ----------   ----------
               Total interest expense                     2,221,523    1,801,820
                                                         ----------   ----------

               Net interest income                        3,072,328    2,588,673

Provision for loan losses                                    60,000         --
                                                         ----------   ----------
               Net interest income after provision for
                  loan losses                             3,012,328    2,588,673
                                                         ----------   ----------

Non-interest income:
     Deposit service fees                                   217,489      154,369
     Trust fees                                             177,521      160,910
     Gains on sales of loans                                 19,318       33,018
     Other income                                            69,782       64,289
                                                         ----------   ----------

               Total non-interest income                    484,110      412,586
                                                         ----------   ----------

Non-interest expense:
     Salaries and employee benefits                       1,405,994    1,197,823
     Occupancy expenses                                     374,337      330,669
     Advertising and public relations                       172,553      169,319
     Office and data processing supplies                     81,832       64,961
     Audit, legal and other professional fees                76,056       98,226
     Trust professional and custodial expenses               49,500       50,050
     Postage                                                 67,231       40,345
     FDIC insurance                                           6,764        1,000
     Other operating expenses                               278,985      295,817
                                                         ----------   ----------
               Total non-interest expense                 2,513,252    2,248,210
                                                         ----------   ----------

Income before income taxes                                  983,186      753,049
Income tax expense                                          354,485      281,967
                                                         ----------   ----------

               Net income                                $  628,701      471,082
                                                         ==========   ==========

Net income per average common share outstanding          $      .40          .30
                                                         ==========   ==========

Weighted average common shares outstanding                1,576,192    1,575,899
                                                         ==========   ==========

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 1997 and 1996

                                                                      March 31,        March  31,
                                                                        1997             1996
                                                                     (Unaudited)      (Unaudited)
                                                                    ------------      -----------

Cash flows from operating activities:
     Net income                                                     $    628,701         471,082
     Adjustments  to  reconcile  net income to net
        cash  provided  by  operating activities:
               Provision for loan losses                                  60,000            --
               Depreciation and amortization                             226,423         198,622
               Gains on sales of loans                                   (19,318)        (33,018)
               Decrease in loans held for sale                            93,338         762,669
               Increase(decrease) in accrued interest receivable         173,559        (454,390)
               Increase in prepaid expenses and other assets            (125,814)        (82,194)
               Provision  for deferred income taxes                      (12,326)          1,374
               Decrease in accrued expenses and other liabilities       (200,413)        (70,898)
               Increase (decrease) in accrued interest payable             2,162         (83,740)
               Change in income taxes payable/receivable                 201,811        (155,118)
                                                                    ------------    ------------
                  Net cash provided by operating activities            1,028,123         554,389
                                                                    ------------    ------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                         589,842       1,223,087
     Purchase of investment securities                                (4,795,767)    (29,398,683)
     Proceeds from sales of real estate acquired by foreclosure           63,975          19,211
     Net increase in loans                                            (5,402,506)     (1,987,198)
     Additions to premises and equipment, net                            (47,842)        (85,632)
                                                                    ------------    ------------
                  Net cash used in investing activities               (9,592,298)    (30,229,215)
                                                                    ------------    ------------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits               3,910,230       6,639,701
     Net increase in short-term borrowings                             8,861,486       9,355,974
     Net proceeds from exercise of stock options                            --               300
                                                                    ------------    ------------
                  Net cash provided by financing activities           12,771,716      15,995,975
                                                                    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   4,207,541     (13,678,851)

Cash and cash equivalents at beginning of period                      14,507,497      25,162,392
                                                                    ------------    ------------

Cash and cash equivalents at end of period                            18,715,038      11,483,541
                                                                    ============    ============


Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings              $  2,219,361       1,825,560
        Income taxes                                                     165,000         343,399

     Transfers from loans to real estate acquired by foreclosure         169,606            --

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

(2)      Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 1996, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and valuation of other real estate owned.

In the opinion of management, the accompanying financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.

(3)      Earnings per share

Earnings per share are calculated based on the average number of common shares outstanding during the period.

                                         Three Months Ended March 31,
                                         ----------------------------
                                            1997               1996
                                         ---------          ---------
Average Common Shares Outstanding        1,576,192          1,575,899

(4)      Reclassification

Certain fiscal 1996 information has been reclassified to conform with 1997 presentation.

ITEM 2 - Business Review and Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                                             For Bank To Be Well
                                                                                               Capitalized under
                                                                     For Capital               Prompt Correction
                                             Actual               Adequacy Purposes            Action Provisions
                                     -------------------        --------------------        ----------------------
           ($ in Thousands)          Amount        Ratio        Amount         Ratio        Amount          Ratio
                                     ------        -----        ------         -----        ------          -----
As of  March 31, 1997:
Total Capital
   (to risk weighted assets)     $   25,203        15.12%       $  13,330       8.0%       $  16,662       > or  = 10.0%
Tier 1 Capital
   (to risk weighted assets)         21,252        12.75%           6,665       4.0%           9.997       > or = 6.0%
Tier 1 Capital
   (to average assets)               21,252         7.42%          11,462       4.0%          14,327       > or = 5.0%

At the April 15, 1997 meeting of the board of directors, a dividend of $.325 per share was declared to be paid on or about July 1, 1997 to shareholders of record as of the close of business on June 13, 1997. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $12.9 million, or 4.6%, since December 31, 1996. The increase is primarily attributable to an increase in gross loans of $5.2 million, an increase in investments of $3.6 million, and an increase in cash and due from banks of $4.2 million. The increase in assets was funded by increases in short-term borrowings and deposits of $8.9 million and $3.9 million, respectively.

Investments.

At March 31, 1997 all of the bank's investment securities were classified as available for sale and carried at market value. The net unrealized loss at March 31, 1997, net of tax effects, is shown as a separate component of stockholders' equity in the amount of $453,410.

Loans

Total loans, before the allowance for loan losses, were $149.5 million, or 50.5% of total assets, at March 31, 1997, compared to $144.3 million, or 51.0% of total assets, at December 31, 1996. The increase in loans of $5.2 million was primarily attributed to increased loan originations in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $3.9 million, or 1.6%, during the first three months of 1997 from $243.8 million at December 31, 1996, to $247.8 million at March 31, 1997. The increase was primarily due to increases in deposits in the newer branches in Leominster, Billerica and Tewksbury.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $8.9 million, or 52.9%, from $16.7 million at December 31, 1996 to $25.6 million at March 31, 1997. The increase was primarily attributable to an increase in securities sold under agreements to repurchase of $7.5 million, plus an increase in FHLB borrowings of $1.4 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace the FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. FHLB borrowings, at March 31, 1997, were $6.4 million with additional available borrowings of approximately $89.4 million.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                   Three months ended March 31,
                                                                   ----------------------------
                                                                       1997           1996
                                                                   -----------    ------------
Balance at beginning of year                                        $3,894,520     4,106,659

Loans charged off
     Commercial                                                         42,003         3,377
     Real Estate                                                          --          46,000
     Consumer                                                             --           8,143
     Credit Card                                                          --           5,447
                                                                    ----------    ----------
                                                                        42,003        62,967

Recoveries on loans charged off
     Commercial                                                          2,809           328
     Real Estate                                                        34,247         2,476
     Consumer                                                            1,761           432
     Credit Card                                                            30          --
                                                                    ----------    ----------
                                                                        38,847         3,236

Net loans charged off                                                    3,156        59,731
Provision charged to income                                             60,000          --
                                                                    ----------    ----------
Balance at March 31                                                 $3,951,364     4,046,928
                                                                    ==========    ==========

Allowance for loan losses : Gross loans                                   2.63%         3.39%
                                                                    ==========    ==========
Annualized net charge-offs : Average loans outstanding                     .01%         .200%
                                                                    ==========    ==========
Allowance for loans losses : Non-performing loans                       156.12%       145.70%
                                                                    ==========    ==========
The following table sets forth non-performing assets at March 31:
                                                                        1997          1996
                                                                    ----------    ----------
Loans on non accrual:
  Commercial                                                        $  679,474       610,002
  Residential real estate                                              248,633       119,730
  Commercial real estate                                               962,958     1,502,244
  Construction                                                          75,000          --
  Consumer, including home equity                                      465,999       545,102
                                                                    ----------    ----------
       Total loans on non-accrual                                    2,432,064     2,777,078

Loans past due >90 days, still accruing                                 98,917           463
                                                                    ----------    ----------

Total non-performing loans                                           2,530,981     2,777,541

Other real estate owned                                                188,352       376,691
                                                                    ----------    ----------
       Total non-performing loans and real
       estate owned                                                 $2,719,333     3,154,232
                                                                    ==========    ==========

Non-performing loans : Gross loans                                        1.68%         2.32%
                                                                    ==========    ==========
Non-performing loans and real estate owned :  Total  assets               0.92%         1.32%
                                                                    ==========    ==========
Delinquent loans 30-89 days past due : Gross loans                        1.16%         1.59%
                                                                    ==========    ==========

Total non-performing loans decreased $246,560 or 8.88% from March 31, 1996, to March 31, 1997. The primary cause for the decline was the removal of two non accrual loans in the commercial real estate loan category. These loans were either paid in full or brought current and assessed as fully collectable by management.

                              Results of Operations
     Three Months Ended March 31, 1997 vs. Three Months Ended March 31, 1996

The company reported net income of $628,701 for the three months ended March 31, 1997, versus $471,082 for the three months ended March 31, 1996, or an increase of 33.5%. The company had earnings per common share of $.40 for the three months ended March 31, 1997, compared with $.30 for the three months ended March 31, 1996.

The following table highlights changes which affected the company's earnings for the periods indicated:

                                                                Three months ended March 31,
                                                                ----------------------------
                                                                  1997              1996
                                                                  ----              ----
         (Dollars in thousands)

Average assets                                                  $286,410          226,652
Average deposits and short-term borrowings                       263,625          205,639
Average investment securities (1)                                120,625           92,208
Average loans                                                    146,507          116,586
Net interest income                                                3,072            2,589
Provision for loan losses                                             60               --
Tax expense                                                          354              282
Average loans : Average deposits and borrowings                    55.57%           56.69%
Non interest expense : Average assets (2)                           3.56%            3.98%
Non interest income, exclusive of securities
  gains : Average assets (2)                                         .69%             .73%
Average tax equivalent rate earned on interest earning assets       8.13%            8.35%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            4.03%            4.13%
Net interest rate spread                                            4.10%            4.22%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $3,072,328 for the three months ended March 31, 1997, an increase of $483,655, or 18.7% from $2,588,673 for the three months ended March 31, 1996, primarily a result of an increase in the bank's asset size, specifically the bank's loans and investments. These increases were partially offset by increased interest expense from an increase in deposit balances and average borrowings.

The average tax equivalent yield on earning assets in the three months ended March 31, 1997, was 8.13% down 22 basis points from 8.35% in the three months ended March 31, 1996. The average rate paid on interest bearing deposits and borrowings in the three months ended March 31, 1997, was 4.03%, a decrease of 10 basis points from 4.13% in the three months ended March 31, 1996. The resulting interest rate spread decreased 12 basis points to 4.10% in the three months ended March 31, 1997, from 4.22% in the three months ended March 31, 1996. The principal reason for the increase in the bank's net interest income and the decrease in the interest rate margin during the first three months of 1997 was the increase in average loans and investments of $58.3 million which was funded by increases in interest bearing and non-interest bearing deposits and an increase in short-term borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).


                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
                                       --------------------------------------------------------------------------------------------
                                           Three Months Ended              Three Months Ended
                                              March 31, 1997                 March 31, 1996               Changes due to
                                       ----------------------------   ----------------------------  -------------------------------
                                       Average             Interest   Average            Interest                  Interest   Rate/
(Dollars in thousands)                 Balance   Interest  Rates(3)   Balance  Interest  Rates (3)  Total   Volume   Rate    Volume
                                       -------   --------  --------   -------  --------  ---------  -----   ------   ----    ------

Assets:
    Loans  (1) (2)                      $146,507  $3,405      9.43%  $116,586  $2,899     9.97%     $ 506   $  746   $(160)   $(80)
    Investment securities (3)            120,625   1,874      6.59     92,208   1,408     6.45        466      458      32     (24)
    Federal funds sold                     1,170      15      5.20      5,835      84     5.77        (69)     (67)     (8)      6
                                        --------  ------             --------  ------               -----   ------   -----    ----
      Total interest earnings assets     268,302   5,294      8.13%   214,629   4,391     8.35%       903    1,137    (136)    (98)
                                                  ------                       ------               -----   ------   -----    ----
    Other assets (4)                      18,108                       12,023
                                        --------                      -------

      Total assets                      $286,410                     $226,652
                                        ========                     ========

Liabilities and stockholders' equity:
    Savings, NOW and money market       $ 96,232     531      2.24%  $ 78,253     444     2.28%        87      102      (7)     (8)
    Certificate of deposit               107,170   1,456      5.51     88,962   1,284     5.79        172      264     (62)    (30)
    Short-term borrowings                 20,374     235      4.68      7,683      74     3.86        161      123      16      22
                                        --------  ------             --------  ------               -----   ------   -----    ----
      Total deposits and borrowings      223,776   2,222      4.03%   174,898   1,802     4.13%       420      489     (53)    (16)
                                                  ------                       ------               -----   ------   -----    ----

    Non-interest bearing deposits         39,849                       30,741
    Other liabilities                      1,695                        1,883
                                        --------                     --------
      Total liabilities                  265,320                      207,522

Stockholders' equity                      21,090                       19,130
                                        --------                     --------

      Total liabilities and
       stockholder's equity             $286,410                     $226,652
                                        ========                     ========

Net interest rate spread                                      4.10%                       4.22%

Net interest income                               $3,072                       $2,589               $ 483   $  648   $ (83)   $(82)

Net yield on average earning assets                           4.77%                       4.98%

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

The provision for loan losses amounted to $60,000 and $0 in for the three month periods ended March 31, 1997 and 1996, respectively. The provision for loan losses was reinstated in the first quarter of 1997 as a result of loan growth over the past year. Loans, before the allowance for loan losses, have increased from $118.9 million, at March 31, 1996, to $149.5 million, at March 31, 1997, or an increase of 25.8%. Although there has not been an increase in problem assets, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $71,524 to $484,110 for the three months ended March 31, 1997, compared to $412,586 for the three months ended March 31, 1996. This increase was primarily caused by an increase in deposit service fees of $63,120. The increase was partially offset by a decrease in gains on sales of loans of $13,700 due to a decline in originations in the first quarter of 1997 compared to the first quarter of 1996.

Trust fees increased by $16,611, or 10.3%, for the three months ended March 31, 1997 compared to the same period in the prior year due to an increase in trust assets.

Deposit fees increased by $63,120, or 40.9% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. The 1997 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Other income for the three months ended March 31, 1997, was $69,782, an increase of 8.5% from $64,289 for the three months ended March 31, 1996, due primarily to increases in safe deposit fees and merchant assessment fees.

Non-Interest Expenses

Salaries and benefits expense totaled $1,405,994 for the three months ended March 31, 1997, compared with $1,197,823 for the three months ended March 31, 1996, an increase of $208,171 or 17.4%. This increase was primarily the result of the addition of the Tewksbury branch in the fourth quarter of 1996, increases in benefit expenses, and annual salary increases.

Occupancy expense was $374,337 for the three months ended March 31, 1997, compared with $330,669 for the three months ended March 31, 1996, an increase of $43,668 or 13.2%, primarily due to the opening of the Tewksbury branch.

FDIC insurance expense increased by $5,764 for the first three months of 1997 compared to the same period in the previous year. The increase was due to a change in the rates charged by the FDIC to its member banks.

Office and data processing supplies expense increased by $16,871, or 26.0%, for the three months ended March 31, 1997 compared to the same period in the prior year, primarily due to increased volume and resulting increase in costs bankwide as well as the addition in Tewksbury.

Postage increased by $26,886 for the first three months of 1997 compared to the same period in the prior year. The increase was due to increased direct mail activity in the first quarter of 1997 and increased courier expenses related to the addition of the Tewksbury branch.

Audit, legal and other professional expenses decreased by $22,170, or 22.6% for the three months ended March 31, 1997 compared to the prior year period, primarily as a result of consulting, audit services and other legal services incurred in 1996 related to the formation of the holding company.

Other non-interest expenses decreased slightly by $16,832, or 5.7% for the three months ended March 31, 1997 compared to the same period in the prior year. The decrease was due to various cost saving initiatives.

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


                       ENTERPRISE BANCORP, INC.

DATE:  May 9, 1997     /s/ John P. Clancy, Jr.
                       John P. Clancy, Jr.
                       Senior Vice President, Chief Financial Officer, Treasurer
                       and  Investment Manager