Form 10QSB
period 1997-06-30
ENTERPRISE BANCORP INC /MA/
filed 1997-08-14
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1997, Common Stock - Par Value $0.01 1,576,192 shares outstanding

 Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.
                                      INDEX
                                                                    Page Number

           Cover Page                                                     1

           Index                                                          2

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements of Enterprise Bancorp, Inc.

   Consolidated Balance Sheets - June 30, 1997 and December 31, 1996      3

   Consolidated Statements of Income -
   Three months and six months ended June 30, 1997 and 1996               4

   Consolidated Statements of Cash Flows -
   Six months ended June 30, 1997 and 1996                                5

   Notes to Financial Statements                                          6

Item 2     Business Review and Management's Discussion and
           Analysis of Financial Condition and Results of Operations      7

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                             15

Item 2     Changes in Securities                                         15

Item 3     Defaults upon Senior Securities                               15

Item 4     Submission of Matters to a Vote of Security Holders           15

Item 5     Other Information                                             15

Item 6     Exhibits and Reports on Form 8-K                              15

           Signature Page                                                16


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

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                                    June 30,              December 31,
                                                                      1997                   1996
                                                                   (Unaudited)             (Audited)
                                                                --------------           -------------
        Assets

Cash and cash equivalents                                        $ 18,915,377               14,507,497
Investment securities at fair value                               121,173,764              119,395,742
Loans, less allowance for loan losses of $4,077,135
     at June 30, 1997 and $3,894,520 at December 31, 1996         159,267,007              140,425,093
Premises and equipment                                              3,120,927                3,388,736
Accrued interest receivable                                         3,044,197                2,699,833
Prepaid expenses and other assets                                     578,065                  491,277
Income taxes receivable                                               289,577                  140,396
Real estate acquired by foreclosure                                   189,272                   82,721
Deferred income taxes, net                                          1,930,506                1,884,283
                                                                 ------------             ------------

               Total assets                                      $308,508,692              283,015,578
                                                                 ============             ============

        Liabilities and Stockholders' Equity

Deposits                                                         $260,885,257              243,428,800
Short-term borrowings                                              23,248,223               16,737,249
Escrow deposits of borrowers                                          400,171                  411,050
Accrued expenses and other liabilities                              2,085,022                1,297,699
Accrued interest payable                                              499,970                  493,276
                                                                 ------------             ------------

               Total liabilities                                  287,118,643              262,368,074
                                                                 ------------             ------------

 Stockholders' equity
     Common stock $.01 par value; 5,000,000 shares
        authorized 1,576,192 shares issued and out-
        standing at June 30, 1997 and December 31, 1996                15,762                   15,762
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized no shares issued at June 30, 1997                       --                       --
     Additional paid-in capital                                    15,476,857               15,476,857
     Retained earnings                                              6,080,452                5,263,074
     Net unrealized gain (loss) on investment
        securities, net of applicable income taxes                   (183,022)                (108,189)
                                                                 ------------             ------------

               Total stockholders' equity                          21,390,049               20,647,504
                                                                 ------------             ------------

               Total liabilities and stockholders' equity        $308,508,692              283,015,578
                                                                 ============             ============


                                                          ENTERPRISE BANCORP, INC.

                                                    Consolidated Statements of Income

                                             Three months and six months ended June 30, 1997 and 1996


                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------         -----------------------------
                                                         1997              1996              1997             1996
                                                     (Unaudited)        (Unaudited)      (Unaudited)       (Unaudited)
                                                     -----------        -----------      ------------      -----------
Interest and dividend income:
     Loans                                            $3,780,197         3,030,699         7,184,989         5,929,405
     Investment securities                             1,928,074         1,722,293         3,802,384         3,130,389
     Federal funds sold                                    5,094            25,969            19,843           109,660
                                                      ----------        ----------        ----------        ----------
               Total interest income                   5,713,365         4,778,961        11,007,216         9,169,454
                                                      ----------        ----------        ----------        ----------

Interest expense:
     Deposits                                          2,084,925         1,857,284         4,071,557         3,585,223
     Borrowed funds                                      217,851           248,841           452,743           322,722
                                                      ----------        ----------        ----------        ----------
               Total interest expense                  2,302,776         2,106,125         4,524,300         3,907,945
                                                      ----------        ----------        ----------        ----------

               Net interest income                     3,410,589         2,672,836         6,482,916         5,261,509

Provision for loan losses                                 60,000              --             120,000              --
                                                      ----------        ----------        ----------        ----------

Net interest income after provision for loan losses    3,350,589         2,672,836         6,362,916         5,261,509

Non-interest income:
     Deposit service fees                                221,132           154,845           438,621           309,213
     Trust fees                                          157,783           157,319           335,304           318,229
     Gain on sale of loans                                 4,270            11,235            23,588            44,253
     Gain on sale of investments                            --               1,909              --               1,909
     Other income                                         68,464            68,041           138,246           132,331
                                                      ----------        ----------        ----------        ----------
               Total non-interest income                 451,649           393,349           935,759           805,935
                                                      ----------        ----------        ----------        ----------

Non-interest expense:
     Salaries and employee benefits                    1,535,351         1,247,178         2,941,345         2,445,001
     Occupancy expenses                                  389,566           302,762           763,903           633,431
     Advertising and public relations                    104,650            99,258           277,203           268,576
     Office and data processing supplies                  88,647            69,679           170,479           134,640
     Audit, legal and other professional fees            188,957            75,629           265,012           173,856
     Trust professional and custodial expenses            55,000            51,000           104,500           101,050
     Postage                                              54,508            47,488           121,740            87,834
     Other operating expenses                            281,693           212,693           567,440           509,509
                                                      ----------        ----------        ----------        ----------
               Total non-interest expense              2,698,372         2,105,687         5,211,622         4,353,897
                                                      ----------        ----------        ----------        ----------

Income before income taxes                             1,103,866           960,498         2,087,053         1,713,547
Income tax expense                                       402,927           365,997           757,412           647,964
                                                      ----------        ----------        ----------        ----------

               Net income                             $  700,939           594,501         1,329,641         1,065,583
                                                      ==========        ==========        ==========        ==========
Net income per average common share outstanding       $      .44               .38               .84               .68
                                                      ==========        ==========        ==========        ==========

Weighted average common shares outstanding             1,576,192         1,575,950         1,576,192         1,575,925
                                                      ==========        ==========        ==========        ==========


                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 1997 and 1996
                                                                       Six Months Ended June 30,
                                                                    ------------------------------
                                                                         1997            1996
                                                                     (Unaudited)      (Unaudited)
                                                                    -------------     ------------
Cash flows from operating activities:
     Net income                                                     $  1,329,641       1,065,583
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                 120,000            --
               Depreciation and amortization                             447,297         341,863
               Gain on sale of loans                                     (23,588)        (44,253)
               Gain on sale of investments                                  --            (1,909)
               Provision  for deferred income taxes                        8,594           3,717
               (Increase)/Decrease:
                  Loans held for sale                                     97,608         613,191
                  Accrued interest receivable                           (344,364)       (674,743)
                  Income taxes payable/receivable                       (149,181)       (443,402)
                  Prepaid expenses and other assets                      (86,788)        (60,153)
               Increase/(Decrease):
                  Accrued expenses and other liabilities                 787,323         317,877
                  Accrued interest payable                                 6,694         (65,238)
                                                                    ------------    ------------
               Net cash provided by operating activities               2,193,236       1,052,533
                                                                    ------------    ------------

Cash flows from investing activities:
     Proceeds from sales of investment securities                           --         5,919,844
     Proceeds from maturities, calls and paydowns
        of investment securities                                       3,404,783       5,715,955
     Purchase of investment securities                                (5,342,128)    (43,065,569)
     Proceeds from sales of or payments on real estate
        acquired by foreclosure                                           61,555          27,245
     Net increase in loans                                           (19,204,040)    (12,343,944)
     Additions to premises and equipment, net                           (149,815)       (122,114)
                                                                    ------------    ------------
               Net cash used in investing activities                 (21,229,645)    (43,868,583)
                                                                    ------------    ------------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits              17,445,578      30,251,598
     Net increase in short-term borrowings                             6,510,974       6,039,979
     Net proceeds from exercise of stock options                            --             1,402
     Cash dividends paid on common stock                                (512,263)       (472,805)
                                                                    ------------    ------------
               Net cash provided by financing activities              23,444,289      35,820,174
                                                                    ------------    ------------

Net increase(decrease) in cash and cash equivalents                    4,407,880      (6,995,876)

Cash and cash equivalents at beginning of period                      14,507,497      25,162,392
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $ 18,915,377      18,166,516
                                                                    ============    ============

Supplemental financial data:
     Cash paid for:
        Interest on deposits and borrowings                            4,517,606       3,842,707
        Income taxes                                                     898,000         504,250

     Transfers from loans to real estate acquired  by foreclosure        168,106            --


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

(2)  Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 1996 audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

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

 (3) Reclassification

Certain fiscal 1996 information has been reclassified to conform with the 1997 presentation.

ITEM 2 - Business Review and Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources
The company's capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                             Minimum Capital
                                                              For Capital             Minimum Capital  To Be
                                      Actual                Adequacy Purposes            Well Capitalized
                                -------------------       ---------------------       ----------------------
($ in Thousands)                Amount       Ratio        Amount          Ratio       Amount          Ratio
                                ------       -----        ------          -----       ------          -----
As of  June 30, 1997:
Total Capital
   (to risk weighted assets)   $25,619       14.231       $14,398          8.0%       $17,998         10.0%

Tier I Capital
 (to risk weighted assets)      21,542       11.977         7,199          4.0%        10,799          6.0%

Tier I Capital
 (to average assets)            21,542        7.22%        11,932          4.0%        14,914          N/A*

   *  For the bank to qualify as well capitalized, it must also maintain a Tier I Capital to average assets ratio of at least 5.0%.

On April 15, 1997 the board of directors declared a dividend of $.325 per share. The dividend was paid on July 1, 1997 to shareholders of record as of the close of business on June 13, 1997. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet
Total Assets

Total assets increased $25.5 million, or 9.0%, since December 31, 1996. The increase is primarily attributable to an increase in gross loans of $19.0 million, an increase in investments of $1.8 million, and an increase in cash and due from banks of $4.4 million. The increase in assets was funded by increases in deposits and short-term borrowings of $17.5 million and $6.5 million, respectively.

Investments

At June 30, 1997, all of the bank's investment securities were classified as available for sale and carried at market value. The net unrealized loss at June 30, 1997, net of tax effects, is shown as a separate component of stockholders' equity in the amount of $183,022.

Loans

Total loans, before the allowance for loan losses, were $163.3 million, or 53.0% of total assets, at June 30, 1997, compared to $144.3 million, or 51.0% of total assets, at December 31, 1996. The increase in loans of $19.0 million was primarily attributable to increased loan originations in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $17.4 million, or 7.2%, during the first six months of 1997 from $243.8 million at December 31, 1996, to $261.3 million at June 30, 1997. The increase was the result of substantial increases in deposits in all of the bank's branches.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $6.5 million, or 38.9%, from $16.7 million at December 31, 1996 to $23.2 million at June 30, 1997. The increase was attributable to an increase in securities sold under agreements to repurchase of $4.1 million, and an increase in FHLB borrowings of $2.4 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace the FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. FHLB borrowings, at June 30, 1997, were $7.3 million with the ability to borrow an additional approximately $93.4 million.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                     Six months ended June 30,
                                                                   ----------------------------
                                                                       1997            1996
                                                                   -----------     ------------
Balance at beginning of year                                       $ 3,894,520       4,106,659

Loans charged off
     Commercial                                                         85,376           3,377
     Real Estate                                                          --           111,481
     Consumer                                                              965           8,143
     Credit Card                                                          --             5,447
                                                                   -----------     -----------
                                                                        86,341         128,448

Recoveries on loans charged off
     Commercial                                                          5,078           1,368
     Real Estate                                                       139,358           4,892
     Consumer                                                            4,469           1,548
     Credit Card                                                            51              64
                                                                   -----------     -----------
                                                                       148,956           7,872

Net loans (recovered)/charged off                                      (62,615)        120,576
Provision charged to income                                            120,000            --
                                                                   -----------     -----------
Balance at June 30                                                 $ 4,077,135       3,986,083
                                                                   ===========     ===========
Allowance for loan losses : Gross loans                                   2.50%           3.09%
                                                                   ===========     ===========
Annualized net charge-offs : Average loans outstanding                    (.08%)           .20%
                                                                   ===========     ===========
Allowance for loan losses : Non-performing loans                        172.03%         153.76%
                                                                   ===========     ===========
The following table sets forth non-performing assets at June 30:
                                                                       1997            1996
                                                                   -----------     -----------
Loans on non accrual:
  Commercial                                                       $   614,981         449,540
  Residential real estate                                              248,633         248,633
  Commercial real estate                                               889,332       1,349,068
  Construction                                                          41,102            --
  Consumer, including home equity                                      460,627         543,652
                                                                   -----------     -----------
       Total loans on non-accrual *                                  2,254,675       2,590,893

Loans past due >90 days, still accruing                                115,375           1,451
                                                                   -----------     -----------

Total non-performing loans                                           2,370,050       2,592,344

Other real estate owned                                                189,272         148,534
                                                                   -----------     -----------
       Total non-performing loans and real estate owned            $ 2,559,322       2,740,878
                                                                   ===========     ===========

Restructured loans                                                 $    75,725            --
                                                                   ===========     ===========
Non-performing loans : Gross loans                                        1.45%           1.80%
                                                                   ===========     ===========
Non-performing loans and real estate owned :  Total  assets                .83%            .97%
                                                                   ===========     ===========
Delinquent loans 30-89 days past due : Gross loans                        1.54%           1.24%
                                                                   ===========     ===========

*    Impaired loans included in non-performing loans as of June 30, 1997 and June 30, 1996 were $1,712,492 and $1,338,072, respectively.

                              Results of Operations
        Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

The company reported net income of $1,329,641 for the six months ended June 30, 1997, versus $1,065,583 for the six months ended June 30, 1996, or an increase of 24.8%. The company had earnings per common share of $.84 for the six months ended June 30, 1997, compared with $.68 for the six months ended June 30, 1996.

The following table highlights changes which affected the company's earnings for the periods indicated:

                                                             Six months ended June 30,
                                                             -------------------------
                                                                 1997          1996
                                                             -----------    ----------
(Dollars in thousands)
Average assets                                                  $292,689     239,254
Average deposits and short-term borrowings                       269,650     218,193
Average investment securities (1)                                121,645     102,611
Average loans                                                    151,519     119,905
Net interest income                                                6,483       5,262
Provision for loan losses                                            120        --
Tax expense                                                          757         648
Average loans : Average deposits and borrowings                    56.19%      54.95%
Non-interest expense : Average assets (2)                           3.59%       3.65%
Non-interest income, exclusive of securities
  gains : Average assets (2)                                         .64%      .68 %
Average tax equivalent rate earned on interest earning assets       8.23%       8.26%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            4.00%       4.20%
Net interest rate spread                                            4.23%       4.06%

(1)  Average  investment  securities  are shown at  average  amortized  cost
(2)  Annualized based on number of days in the period

Net Interest Income
The company's net interest income was $6,482,916 for the six months ended June 30, 1997, an increase of $1,221,407, or 23.2% from $5,261,509 for the six months ended June 30, 1996, primarily as a result of an increase in the bank's asset size, specifically the bank's loans and investments, and a decrease in the company's cost of funds. This increase in the net interest income was partially offset by increased interest expense, due to an increase in deposit balances, and a slight decline in the blended loan and investment yield.

The average tax equivalent yield on earning assets in the six months ended June 30, 1997, was 8.23% down 3 basis points from 8.26% in the six months ended June 30, 1996. The average rate paid on interest bearing deposits and borrowings in the six months ended June 30, 1997, was 4.00%, a decrease of 20 basis points from 4.20% in the six months ended June 30, 1996. The decrease in the average rate paid was due to higher rate certificates of deposits maturing and renewing at lower rates and a decrease in the rate paid on short term borrowings. The resulting interest rate spread increased 17 basis points to 4.23% in the six months ended June 30, 1997, from 4.06% in the six months ended June 30, 1996.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                      AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES


                                   Six Months Ended June 30, 1997 Six Months Ended June 30, 1996            Changes due to
                                   ------------------------------ ------------------------------ ----------------------------------
                                      Average           Interest   Average             Interest                   Interest   Rate/
(Dollars in thousands)                Balance  Interest  Rates(3)  Balance    Interest  Rates(3)  Total    Volume   Rate    Volume
                                      -------- -------- ---------  --------   -------- --------- -------- -------  -----    -------
Assets:
    Loans  (1) (2)                    $ 151,519 $  7,185    9.56%  $ 119,905 $  5,929    9.92%  $  1,256 $  1,568 $   (212) $  (100)
    Investment securities (3)           121,645    3,802    6.59     102,611    3,130    6.42        672      611       86      (25)
    Federal funds sold                      766       20    5.27       4,002      110    5.51        (90)     (89)      (5)       4
                                      --------- --------           --------- --------           -------- -------- --------  -------
      Total interest earnings assets    273,930   11,007    8.23%    226,518    9,169    8.26%     1,838    2,090     (131)    (121)
                                                --------                     --------           -------- -------- --------  -------
    Other assets (4)                     18,759                       12,736
                                      ---------                    ---------

      Total assets                    $ 292,689                    $ 239,254
                                      =========                    =========

Liabilities and stockholders' equity:
    Savings, NOW and money market     $  99,398    1,121    2.27%  $  80,402      919    2.29%       202      218       (7)      (9)
    Certificate of deposit              109,044    2,950    5.46      93,145    2,666    5.74        284      456     (133)     (39)
    Short-term borrowings                19,874      453    4.60      12,838      323    5.05        130      178      (29)     (19)
                                      --------- --------           --------- --------           -------- -------- --------  -------
      Total deposits and borrowings     228,316    4,524    4.00%    186,385    3,908    4.20%       616      852     (169)     (67)
                                                --------                     --------           -------- -------- --------  -------

    Non-interest bearing deposits        41,334                       31,808
    Other liabilities                     1,786                        1,886
                                      ---------                    ---------
      Total liabilities                 271,436                      220,079

Stockholders' equity                     21,253                       19,175
                                      ---------                    ---------

      Total liabilities and
           stockholder's equity       $ 292,689                    $ 239,254
                                      =========                    =========

Net interest rate spread                                    4.23%                        4.06%

Net interest income                             $  6,483                     $  5,262           $  1,222 $  1,238 $     38  $   (54)

Net yield on average earning assets                         4.90%                        4.80%

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

                                       10

The provision for loan losses amounted to $120,000 and $0 for the six month periods ended June 30, 1997 and 1996, respectively. The provision for loan losses was reinstated in the first quarter of 1997 as a result of loan growth over the past and current year. Loans, before the allowance for loan losses, increased from $129.6 million at June 30, 1996, to $163.3 million at June 30, 1997 an increase of 26.1%. Although there has not been an increase in problem assets, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values  and  economic  conditions  in New  England  and in  Greater  Lowell,  in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $131,733 to $935,759 for the six months ended June 30, 1997, compared to $804,026 for the six months ended June 30, 1996. This increase was primarily caused by an increase in deposit service fees of $129,408. The increase was partially offset by a decrease in gains on sales of loans of $20,665 due to a decline in originations in the first two quarters of 1997 compared to the first two quarters of 1996.

Trust fees increased by $17,075, or 5.4%, for the six months ended June 30, 1997 compared to the same period in the prior year due to an increase in trust assets.

Deposit fees increased by $129,408, or 41.9% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996. The 1997 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Other income for the six months ended June 30, 1997, was $138,246, an increase of 4.5% from $132,331 for the six months ended June 30, 1996, due primarily to increases in safe deposit fees and merchant assessment fees.

Non-Interest Expense

Salaries and benefits expense totaled $2,941,345 for the six months ended June 30, 1997, compared with $2,445,001 for the six months ended June 30, 1996, an increase of $496,344 or 20.3%. This increase was primarily the result of the addition of the Tewksbury branch in the fourth quarter of 1996, several new positions added, and annual salary increases.

Occupancy expense was $763,903 for the six months ended June 30, 1997, compared with $633,431 for the six months ended June 30, 1996, an increase of $130,472 or 20.6%, primarily due to the opening of the Tewksbury branch.

Office and data processing supplies expense increased by $35,839, or 26.6%, for the six months ended June 30, 1997 compared to the same period in the prior year, primarily due to increased volume and the addition of the Tewksbury branch..

Audit, legal and other professional expenses increased by $91,156, or 52.4% for the six months ended June 30, 1997 compared to the prior year period, primarily as a result of costs in 1997 associated with the outsourcing of the internal audit function, and consulting services related to future technology, product and growth initiatives of the bank, not incurred in 1996.

Postage increased by $33,906 for the first six months of 1997, compared to the same period in the prior year. The increase was due to increased direct mail activity in the first six months of 1997 and increased courier expenses related to the addition of the Tewksbury branch.

Other operating expenses increased by $57,931 or 11.4% for the six months ended June 30, 1997 compared to the same period in the prior year. The increase was primarily due to costs associated with the start of a bankwide training department, the increase in expenses associated with the Tewksbury branch and increases in various costs related to the overall growth of the bank.

                              Results of Operations
      Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

The company reported net income of $700,939 for the three months ended June 30, 1997, versus $594,501 for the three months ended June 30, 1996, or an increase of 17.9%. The company had earnings per common share of $.44 for the three months ended June 30, 1997, compared with $.38 for the three months ended June 30, 1996.

The following table highlights changes which affected the company's earnings for the periods indicated:

                                                              Three months ended June 30,
                                                              ---------------------------
                                                                 1997              1996
                                                              ----------        ---------
(Dollars in thousands)
Average assets                                                 $298,898          251,857
Average deposits and short-term borrowings                       275,607          230,746
Average investment securities (1)                                122,654          113,014
Average loans                                                    156,476          123,224
Net interest income                                                3,411            2,673
Provision for loan losses                                             60             --
Tax expense                                                          403              366
Average loans : Average deposits and borrowings                    56.78%           53.40%
Non-interest expense : Average assets (2)                           3.62%            3.35%
Non-interest income, exclusive of securities
  gains : Average assets (2)                                         .61%             .62%
Average tax equivalent rate earned on interest earning assets       8.32%            8.17%
Average rate paid on interest bearing deposits and
  short-term borrowings                                             3.97%            4.27%
Net interest rate spread                                            4.35%            3.91%

(1)  Average  investment  securities  are shown at  average  amortized  cost
(2)  Annualized based on number of days in the period

Net Interest Income

The company's net interest income was $3,410,589 for the three months ended June 30, 1997, an increase of $737,753, or 27.6% from $2,672,836 for the three months ended June 30, 1996, primarily a result of an increase in the bank's asset size, specifically the bank's loans and investments and a decrease in the company's cost of funds. These increases were partially offset by increased interest expense due to the increase in deposit balances and average borrowings.

The average tax equivalent yield on earning assets in the three months ended June 30, 1997, was 8.32% up 15 basis points from 8.17% in the three months ended June 30, 1996. The average rate paid on interest bearing deposits and borrowings in the three months ended June 30, 1997, was 3.97%, a decrease of 30 basis points from 4.27% in the three months ended June 30, 1996. The resulting interest rate spread increased 45 basis points to 4.36% in the three months ended June 30, 1997, from 3.91% in the three months ended June 30, 1996. The principal reason for the increase in the bank's net interest income during the second quarter of 1997 was the increase in average loans and investments of $42.9 million which was primarily funded by increases in interest bearing and non-interest bearing deposits. The increase in the net interest margin was a result of the growth in the higher yielding average loan balances by $33.2 million compared to the slower growth in investment balances of $9.6 million as well as a decline in the cost of certificates and deposits and short term borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                      AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                              Three Months                 Three Months
                                          Ended June 30, 1997            Ended June 30, 1996                 Changes due to
                                      ---------------------------  ----------------------------  ----------------------------------
                                      Average           Interest   Average             Interest                   Interest   Rate/
(Dollars in thousands)                Balance  Interest  Rates(3)  Balance    Interest  Rates(3)  Total    Volume   Rate    Volume
                                      -------- -------- ---------  --------   -------- --------- -------- -------  -----    -------
Assets:
    Loans  (1) (2)                    $ 156,476 $  3,780     9.69% $ 123,224 $  3,031     9.87% $    749 $    820 $    (54) $   (17)
    Investment securities (3)           122,654    1,928     6.59    113,014    1,722     6.40       206      154       54       (2)
    Federal funds sold                      367        5     5.46      2,169       26     4.81       (21)     (22)       4       (3)
                                      --------- --------           --------- --------           -------- -------- --------  -------
      Total interest earnings assets    279,497    5,713     8.32%   238,407    4,779     8.17%      934      952        4      (22)
                                                --------                     --------           -------- -------- --------  -------
    Other assets (4)                     19,401                       13,450
                                      ---------                    ---------

      Total assets                    $ 298,898                    $ 251,857
                                      =========                    =========

Liabilities and stockholders' equity:
    Savings, NOW and money market     $ 102,526      590     2.31% $  82,550      474     2.30%      116      115        1        -
    Certificate of deposit              110,898    1,494     5.40     97,329    1,383     5.70       111      193      (72)     (10)
    Short-term borrowings                19,380      218     4.51     17,991      249     5.55       (31)      19      (47)      (3)
                                      --------- --------           --------- --------           -------- -------- --------  -------
      Total deposits and borrowings     232,804    2,302     3.97%   197,870    2,106     4.27%      196      327     (118)     (13)
                                                --------                     --------           -------- -------- --------  -------

    Non-interest bearing deposits        42,803                       32,876
    Other liabilities                     1,877                        1,890
                                      ---------                    ---------
      Total liabilities                 277,484                      232,636

Stockholders' equity                     21,414                       19,221
                                      ---------                    ---------

      Total liabilities and
       stockholder's equity           $ 298,898                    $ 251,857
                                      =========                    =========

Net interest rate spread                                     4.35%                        3.91%

Net interest income                             $  3,411                     $  2,673           $    738 $    625 $    122  $    (9)

Net yield on average earning assets                          5.02%                        4.63%

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

                                       13

The provision for loan losses amounted to $60,000 and $0 in for the three month periods ended June 30, 1997 and 1996, respectively. The provision for loan losses was reinstated in the first quarter of 1997 as a result of loan growth over the past year.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $60,209 to $451,649 for the three months ended June 30, 1997, compared to $391,440 for the three months ended June 30, 1996. This increase was primarily caused by an increase in deposit service fees of $66,287. The increase was partially offset by a decrease in gains on sales of loans of $6,965 due to a decline in originations in the second quarter of 1997 compared to the second quarter of 1996.

Deposit fees increased by $66,287, or 42.8% for the three months ended June 30, 1997, compared to the three months ended June 30, 1996. The 1997 growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Non-Interest Expenses

Salaries and benefits expense totaled $1,535,351 for the three months ended June 30, 1997, compared with $1,247,178 for the three months ended June 30, 1996, an increase of $288,173 or 23.1%. This increase was primarily the result of the addition of the Tewksbury branch in the fourth quarter of 1996, several new positions added, and annual salary increases.

Occupancy expense was $389,566 for the three months ended June 30, 1997, compared with $302,762 for the three months ended June 30, 1996, an increase of $86,804 or 28.7%, primarily due to the opening of the Tewksbury branch.

Office and data processing supplies expense increased by $18,968, or 27.2%, for the three months ended June 30, 1997 compared to the same period in the prior year, primarily due to increased volume and resulting increase in costs bankwide as well as the addition in Tewksbury.

Audit, legal and other professional expenses increased by $113,328, or 149.8% for the three months ended June 30, 1997 compared to the prior year period, primarily as a result of costs associated with the outsourcing of the internal audit function, and consulting services related to future technology, product and other initiatives of the bank not incurred in 1996.

Postage increased by $7,020 for the three months ended June 30, 1997 compared to the same period in the prior year. The increase was primarily due to increased courier expenses related to the addition of the Tewksbury branch.

Other operating expenses increased by $69,000, or 32.4% for the three months ended June 30, 1997 compared to the same period in the prior year. The increase was primarily due to costs associated with the start of a bankwide training department, the increase in expenses associated with the Tewksbury branch and increases in various costs related to the overall growth of the bank.

                           PART II - OTHER INFORMATION


Item 1  Legal Proceedings
        Not Applicable

Item 2  Changes in Securities
        Not Applicable

Item 3  Defaults upon Senior Securities
        Not Applicable

Item 4  Submission of Matters to a Vote of Security Holders
        Not Applicable

Item 5  Other Information
        None

Item 6  Exhibits and Reports on Form 8-K

        The following document is filed as an exhibit to this report:

        3.1  Amended and Restated By-Laws

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ENTERPRISE BANCORP, INC.

DATE:  August 12, 1997          /s/ John P. Clancy, Jr.
                                John P. Clancy, Jr.
                                Senior Vice President, Chief Financial Officer,
                                Treasurer and Investment Manager