Form 10QSB
period 1997-09-30
ENTERPRISE BANCORP INC /MA/
filed 1997-11-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


 [X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

               For the quarterly period ended September 30, 1997

 [ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE AC

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

                                 (978) 459-9000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1997, Common Stock - Par Value $0.01 1,576,217 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes .......... No X


                                             ENTERPRISE BANCORP, INC.
                                                       INDEX
                                                                                                   Page

Number

           Cover Page                                                                                 1

           Index                                                                                      2

                         PART I - FINANCIAL INFORMATION

Item 1     Financial Statements of Enterprise Bancorp, Inc.

           Consolidated Balance Sheets - September 30, 1997 and December 31, 1996                     3

           Consolidated Statements of Income -
           Three months and nine months ended September 30, 1997 and 1996                             4

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1997 and 1996                                              5

           Notes to Financial Statements                                                              6

Item 2     Business Review and Management's Discussion and
           Analysis of Financial Condition and Results of Operations                                  7

                           PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                                         16

Item 2     Changes in Securities                                                                     16

Item 3     Defaults upon Senior Securities                                                           16

Item 4     Submission of Matters to a Vote of Security Holders                                       16

Item 5     Other Information                                                                         16

Item 6     Exhibits and Reports on Form 8-K                                                          16

           Signature Page                                                                            17


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and
(v) the effect of changes in the business cycle and downturns in the local, regional or national economies.


                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                                 September 30,   December 31,
                                                                     1997            1996
                                                                  (Unaudited)      (Audited)
                                                                 -------------   ------------
        Assets

Cash and cash equivalents                                        $ 16,078,808     14,507,497
Federal funds sold                                                  4,500,000           --
Investment securities at fair value                               123,029,798    119,395,742
Loans, less allowance for loan losses of $4,313,105
     at September 30, 1997 and $3,894,520 at December 31, 1996    170,384,993    140,425,093

Premises and equipment                                              3,326,546      3,388,736
Accrued interest receivable                                         2,707,179      2,699,833
Prepaid expenses and other assets                                     557,402        491,277
Income taxes receivable                                               224,594        140,396
Real estate acquired by foreclosure                                    77,721         82,721
Deferred income taxes, net                                          1,599,023      1,884,283
                                                                 ------------   ------------
               Total assets                                      $322,486,064    283,015,578
                                                                 ============   ============

        Liabilities and Stockholders' Equity

Deposits                                                         $282,100,033    243,428,800
Short-term borrowings                                              14,464,493     16,737,249
Escrow deposits of borrowers                                          607,460        411,050
Accrued expenses and other liabilities                              1,972,366      1,297,699
Accrued interest payable                                              557,290        493,276
                                                                 ------------   ------------
               Total liabilities                                  299,701,642    262,368,074
                                                                 ------------   ------------
 Stockholders' equity
     Common stock $.01 par value; 5,000,000 shares
        authorized; 1,576,217 and 1,576,192 shares
        issued and outstanding at September 30, 1997 and
        December 31, 1996, respectively                                15,762         15,762
     Preferred stock, $.01 par value; 1,000,000 shares
        authorized; no shares issued at September 30, 1997               --             --
     Additional paid-in capital                                    15,477,207     15,476,857
     Retained earnings                                              6,879,536      5,263,074
     Net unrealized gain/(loss) on investment
        securities, net of applicable income taxes                    411,917       (108,189)
                                                                 ------------   ------------
               Total stockholders' equity                          22,784,422     20,647,504
                                                                 ------------   ------------
               Total liabilities and stockholders' equity        $322,486,064    283,015,578
                                                                 ============   ============


                                               ENTERPRISE BANCORP, INC.

                                          Consolidated Statements of Income

                            Three months and nine months ended September 30, 1997 and 1996

                                                          Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                     -----------------------------        --------------------------
                                                         1997             1996               1997           1996
                                                     (Unaudited)       (Unaudited)        (Unaudited)    (Unaudited)
                                                     ------------      -----------         ----------    -----------
Interest and dividend income:
         Loans                                        $ 4,140,611      3,207,933           11,325,600      9,137,338
         Investment securities                          1,890,560      1,761,611            5,692,944      4,892,000
         Federal funds sold                               102,518         19,516              122,361        129,176
                                                      -----------    -----------          -----------    -----------
                 Total interest income                  6,133,689      4,989,060           17,140,905     14,158,514
                                                      -----------    -----------          -----------    -----------
Interest expense:
         Deposits                                       2,285,150      1,956,558            6,356,707      5,541,781
         Borrowed funds                                   226,102        131,075              678,844        453,797
                                                      -----------    -----------          -----------    -----------
                 Total interest expense                 2,511,252      2,087,633            7,035,551      5,995,578
                                                      -----------    -----------          -----------    -----------

                 Net interest income                    3,622,437      2,901,427           10,105,354      8,162,936

Provision for loan losses                                 (80,000)          --               (200,000)          --
                                                      -----------    -----------          -----------    -----------

Net interest income after provision for loan losses     3,542,437      2,901,427            9,905,354      8,162,936
Non-interest income:
         Deposit service fees                             235,715        175,172              674,337        484,386
         Trust fees                                       157,509        157,743              492,813        475,972
         Gain on sale of loans                              7,884          8,493               31,472         52,746
         Gain/(loss) on sale of investments               (10,786)          --                (10,786)         1,909
         Loss on sale of real estate acquired
           by foreclosure                                 (22,759)          --                (22,759)          --
         Other income                                      82,605         79,098              220,850        211,428
                                                      -----------    -----------          -----------    -----------
                 Total non-interest income                450,168        420,506            1,385,927      1,226,441
                                                      -----------    -----------          -----------    -----------
Non-interest expense:
         Salaries and employee benefits                 1,659,602      1,283,826            4,600,947      3,728,827
         Occupancy expenses                               384,639        306,802            1,148,543        940,233
         Advertising and public relations                  77,339         92,478              354,541        361,055
         Office and data processing supplies              103,135         64,395              273,614        199,034
         Audit, legal and other professional fees         108,497         57,116              373,509        230,971
         Trust professional and custodial expenses         55,500         64,500              160,000        165,550
         Postage                                           66,976         98,814              191,717        186,649
         Other operating expenses                         275,700        208,750              840,140        718,259
                                                      -----------    -----------          -----------    -----------
                 Total non-interest expense             2,731,388      2,176,681            7,943,011      6,530,578
                                                      -----------    -----------          -----------    -----------

Income before income taxes                              1,261,217      1,145,252            3,348,270      2,858,799
Income tax expense                                        462,133        429,988            1,219,545      1,077,952
                                                      -----------    -----------          -----------    -----------

                 Net income                           $   799,084        715,264            2,128,725      1,780,847
                                                      ===========    ===========          ===========    ===========
Net income per
         average common share outstanding             $      0.51           0.45                 1.35           1.13
                                                      ===========    ===========          ===========    ===========

Weighted average common shares outstanding              1,576,194      1,576,077            1,576,193      1,575,993
                                                      ===========    ===========          ===========    ===========


                                      ENTERPRISE BANCORP, INC.

                                Consolidated Statements of Cash Flows

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       -----------------------------
                                                                           1997             1996
                                                                        (Unaudited)      (Unaudited)
                                                                       ------------     ------------
Cash flows from operating activities:
         Net income                                                    $  2,128,725       1,780,847
         Adjustments to reconcile net income to net
            cash provided by operating activities:
                    Provision for loan losses                               200,000            --
                    Depreciation and amortization                           684,063         620,161
                    Gain on sale of loans                                   (31,472)        (52,746)
                    Loss/(gain) on sale of investments                       10,786          (1,909)
                    Loss on sale of real estate owned                        22,759            --
                    Provision for deferred income taxes                     (75,257)         (1,397)
                    (Increase)/Decrease:
                      Loans held for sale                                   105,492       1,908,086
                      Accrued interest receivable                            (7,346)       (598,677)
                      Income taxes payable/receivable                       (84,198)       (129,300)
                      Prepaid expenses and other assets                     (66,125)         12,113
                    Increase/(Decrease):
                      Accrued expenses and other liabilities                674,667        (150,992)
                      Accrued interest payable                               64,014         (64,358)
                                                                       ------------    ------------
                    Net cash provided by operating activities             3,626,108       3,321,828
                                                                       ------------    ------------
Cash flows from investing activities:
         Proceeds from sales of investment securities                     4,960,469       5,919,844
         Proceeds from maturities, calls and paydowns
            of investment securities                                      4,611,501       7,739,653
         Purchase of investment securities                              (12,381,414)    (55,992,509)
         Proceeds from sales of or payments on real estate
            acquired by foreclosure                                         150,347          27,701
         Net increase in loans                                          (30,402,026)    (20,605,093)
         Additions to premises and equipment, net                          (576,648)       (459,206)
                                                                       ------------    ------------
                    Net cash used in investing activities               (33,637,771)    (63,369,610)
                                                                       ------------    ------------
Cash flows from financing activities:
         Net increase in deposits, including escrow deposits             38,867,643      35,827,376
         Net increase in short-term borrowings                           (2,272,756)     15,213,437
         Net proceeds from exercise of stock options                            350           3,402
         Cash dividends paid on common stock                               (512,263)       (472,805)
                                                                       ------------    ------------
                    Net cash provided by financing activities            36,082,974      50,571,410
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                      6,071,311      (9,476,372)

Cash and cash equivalents at beginning of period                         14,507,497      25,162,392
                                                                       ------------    ------------
Cash and cash equivalents at end of period                             $ 20,578,808      15,686,020
                                                                       ============    ============

Supplemental financial data:
         Cash paid for:
            Interest on deposits and borrowings                           6,971,537       6,059,936
            Income taxes                                                  1,379,000         990,050
         Transfers from real estate acquired by foreclosure to loans           --           331,532
         Transfers from loans to real estate acquired by foreclosure        168,106            --


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

(3) Reclassification

Certain fiscal 1996 information has been reclassified to conform to the 1997 presentation.

ITEM 2 - Business Review and Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources
The company's capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                      Minimum Capital
                                                                        For Capital             Minimum Capital To Be
                                                Actual               Adequacy Purposes            Well Capitalized
                                         --------------------        -------------------        ---------------------
($ in Thousands)                         Amount         Ratio        Amount        Ratio        Amount        Ratio
                                         ------         -----        ------        -----        ------        -----
As of  September 30, 1997:
Total Capital
       (to risk weighted assets)        $ 24,754         13.1%       $15,179         8.0%       $18,974         10.0%

Tier 1 Capital
       (to risk weighted assets)          22,358         11.8%         7,589         4.0%        11,384          6.0%

Tier 1 Capital  *
       (to average assets)                22,358          7.0%        12,761         4.0%        15,952          5.0%

*    For the bank to qualify as well  capitalized,  it must also maintain a Tier 1 Capital to average assets ratio of at least 5.0%.
     This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet
Total Assets

Total assets increased $39.5 million, or 14.0%, since December 31, 1996. The increase is primarily related to an increase in gross loans of $38.2 million, an increase in investments of $3.6 million and an increase in cash and due from banks of $1.6 million. The increase in assets was funded primarily by increases in deposits of $38.9 million.

Investments

At September 30, 1997, all of the bank's investment securities were classified as available for sale and carried at market value. The net unrealized gain at September 30, 1997, net of tax effects, is shown as a separate component of stockholders' equity in the amount of $411,917.

Loans

Total loans, before the allowance for loan losses, were $174.7 million, or 54.2% of total assets, at September 30, 1997, compared to $144.3 million, or 51.0% of total assets, at December 31, 1996. The increase in loans of $30.4 million was primarily attributable to increased commercial loan originations of $13.5 million, $8.0 and $1.9 million, in the commercial real estate, commercial construction and commercial loan portfolios, respectively. Residential mortgages and home equity lines of credit also contributed to the growth with increases of $3.9 million and $2.6 million, respectively. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $38.9 million, or 15.9%, during the first nine months of 1997 from $243.8 million at December 31, 1996, to $282.7 million at September 30, 1997. The increase was the result of substantial increases in deposits in all of the bank's branches.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, decreased $2.3 million, or 13.6%, from $16.7 million at December 31, 1996 to $14.5 million at September 30, 1997. The decrease was attributable to a decrease in FHLB borrowings of $4.9 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis management intends to replace the FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. Leveraging strategies are employed after careful consideration by management of the bank's anticipated growth, anticipated changes in market interest rates, anticipated earnings and capital levels and the overall economic environment. At September 30, 1997, the bank had the ability to borrow approximately $109.4 million from the FHLB.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:
                                                                          Nine months ended September 30,
                                                                              1997                 1996
                                                                              ----                 ----
Balance at beginning of year                                               $ 3,894,520          4,106,659
Loans charged off
         Commercial                                                            147,666              3,377
         Commercial real estate                                                   --              111,481
         Construction                                                             --                 --
         Residential real estate                                                  --                 --
         Home Equity                                                              --               35,004
         Other                                                                   3,403             15,164
                                                                           -----------        -----------
                                                                               151,069            165,026
Recoveries on loans charged off
         Commercial                                                            148,093              2,363
         Commercial real estate                                                155,385             20,577
         Construction                                                             --                 --
         Residential real estate                                                  --                 --
         Home Equity                                                            40,290              2,834
         Other                                                                  25,886              2,702
                                                                           -----------        -----------
                                                                               369,654             28,476

Net loans (recovered)/charged off                                             (218,585)           136,550
Provision charged to income                                                    200,000               --
                                                                           -----------        -----------
Balance at September 30                                                    $ 4,313,105          3,970,109
                                                                           ===========        ===========

Allowance for loan losses: Gross loans                                           2.47%              2.91%
                                                                           ===========        ===========
Annualized net (recoveries)/charge-offs:
  Average loans outstanding                                                      (.17%)              .14%
                                                                           ===========        ===========
Allowance for loan losses: Non-performing loans                                206.53%            144.41%
                                                                           ===========        ===========
The following table sets forth non-performing assets at September 30:
                                                                               1997               1996
                                                                               ----               ----
Loans on non accrual:
  Commercial                                                                $  457,560            568,663
  Commercial real estate                                                       814,903          1,366,711
  Construction                                                                    --                 --
  Residential real estate                                                      248,991            248,633
  Home equity                                                                  456,446            557,402
  Other                                                                           --                 --
                                                                            ----------         ----------
           Total loans on non accrual                                        1,977,900          2,741,409

Loans past due >90 days, still accruing                                        110,515              7,822
                                                                            ----------         ----------
Total non performing loans                                                   2,088,415          2,749,231
Other real estate owned                                                         77,721             77,721
                                                                            ----------         ----------

           Total non performing loans and real estate owned                 $2,166,136          2,826,952
                                                                            ==========         ==========

Restructured loans                                                          $  436,195               --
                                                                            ==========         ==========

Non performing loans: Gross loans                                                1.19%              2.00%
                                                                            ==========         ==========
Non performing loans and real estate owned: Total assets                          .67%              1.03%
                                                                            ==========         ==========
Delinquent loans 30-89 days past due: Gross loans                                1.12%              1.60%
                                                                            ==========         ==========

Non accrual loans decreased by $763,509, or 27.9% from September 30, 1996 to September 30, 1997. The reduction in non accrual loans was primarily attributable to a reduction in commercial real estate loans on non accrual which declined by $551,508 for the same period due, in part, to the repayment in full of a loan on non accrual of approximately $300,000 and, in part, to loans being taken off of non accrual after a satisfactory payment history under either the restructured or the original terms of the loans.

Impaired loans as of September 30, 1997 and September 30, 1996 were $1,523,109 and $1,315,622, respectively. Impaired loans of $999,220 and $1,315,622 were included in the non accrual total in the table above. Impaired loans excluded from non accrual are those loans where charge offs have been taken but the remaining balance is expected to be fully collected. The increase in impaired loans from September 30, 1996 to September 30, 1997 of $207,487 is attributed to the addition of three loans to the impaired loan category with balances net of charge offs ranging from approximately $100,000 to $220,000. One loan was removed from the impaired list as a result of its repayment in full. The remaining change in impaired loans is attributable to payments made by the borrowers.

                              Results of Operations
  Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

The company reported net income of $2,128,725, or $1.35 per common share, for the nine months ended September 30, 1997, versus $1,780,847, or $1.13 per common share, for the nine months ended September 30, 1996, or an increase of 19.5%.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                  1997           1996
                                                                  ----           ----

(Dollars in thousands)
Average assets                                                  $301,62$      $ 247,966
Average deposits and short-term borrowings                       278,090        226,814
Average loans                                                    157,495        124,496
Average investment securities (1)                                121,537        107,017
Net interest income                                               10,105          8,163
Provision for loan losses                                            200           --
Tax expense                                                        1,220          1,078
Average loans : Average deposits and borrowings                    56.63%         54.89%
Non-interest expense : Average assets (2)                           3.52%          3.51%
Non-interest income, exclusive of securities
  gains : Average assets (2)                                         .62%           .66%
Average tax equivalent rate earned on interest earning assets       8.25%          8.17%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            4.01%          4.12%
Net interest rate spread                                            4.24%          4.05%

(1)      Average investment securities are shown at average amortized cost
(2)      Annualized based on number of days in the period

Net Interest Income
The company's net interest income was $10,105,354 for the nine months ended September 30, 1997, an increase of 1,942,418, or 23.8% from $8,162,936 for the nine months ended September 30, 1996, primarily as a result of an increase in the bank's interest earning assets, specifically the bank's loans and investments, and a decrease in the bank's cost of funds. This increase in the net interest income was partially offset by increased interest expense, due to an increase in deposit balances.

The average tax equivalent yield on interest earning assets in the nine months ended September 30, 1997, was 8.25%, up 8 basis points from 8.17% in the nine months ended September 30, 1996. The increase in yield was a result of faster growth in average loan balances of 26.5% compared to growth in average investment balances of 13.6% as well as an increase in the yield on investment securities of 17 basis points. These increases were partially offset by a 17 basis point decline in loan yields. The average rate paid on interest bearing deposits and borrowings in the nine months ended September 30, 1997, was 4.01%, a decrease of 11 basis points from 4.12% in the nine months ended September 30, 1996. The decrease in the average rate paid was due to the maturities in certain categories of certificates of deposit which were maturing and renewing at lower rates. This improvement in rate paid on certificates of deposit was partially offset by increases in interest rates in savings accounts, NOW accounts, money market accounts and short term borrowings. The resulting interest rate spread increased 19 basis points to 4.24% in the nine months ended September 30, 1997, from 4.05% in the nine months ended September 30, 1996.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).


                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
                                       --------------------------------------------------------------------------------------------
                                            Nine Months Ended              Nine Months Ended
                                            September 30, 1997             September 30, 1996               Changes due to
                                       ----------------------------   ----------------------------  -------------------------------
                                       Average             Interest   Average            Interest                  Interest   Rate/
(Dollars in thousands)                 Balance   Interest  Rates(3)   Balance  Interest  Rates (3)  Total   Volume   Rate    Volume
                                       -------   --------  --------   -------  --------  ---------  -----   ------   ----    ------

Assets:
    Loans  (1) (2)                    $ 157,495 $   11,326    9.61% $ 124,496 $   9,137      9.78% $2,189  $ 2,420  $(151)  $   (80)
    Investment securities (3)           121,537      5,693    6.55    107,017     4,892      6.38     801      695    139       (33)
    Federal funds sold                    3,045        122    5.36      3,092       129      5.56      (7)      (2)    (5)        -
                                      --------- ----------          --------- ---------            ------  -------  -----   -------
      Total interest earnings assets    282,077     17,141    8.25%   234,605    14,159      8.17%  2,983    3,113    (17)     (113)
                                                ----------                    ---------            ------  -------  -----   -------
    Other assets (4)                     19,545                        13,361
                                      ---------                     ---------

      Total assets                    $ 301,622                     $ 247,966
                                      =========                     =========

Liabilities and stockholders' equity:
    Savings, NOW and money market     $ 102,506      1,782    2.32% $  82,972     1,410      2.26%    372      332     38         2
    Certificate of deposit              112,359      4,575    5.44     97,186     4,132      5.66     443      645   (160)      (42)
    Short-term borrowings                19,867        679    4.57     13,599       454      4.45     225      209     12         4
                                      --------- ----------          --------- ---------            ------  -------  -----   -------

      Total interest bearing deposits
        and borrowings                  234,732      7,036    4.01%   193,757     5,996      4.12%  1,040    1,186   (110)      (36)
                                                ----------                    ---------            ------  -------  -----   -------

    Non-interest bearing deposits        43,358                        33,057
    Other liabilities                     2,027                         1,788
                                      ---------                     ---------
      Total liabilities                 280,117                       228,602

Stockholders' equity                     21,505                        19,364
                                      ---------                     ---------
      Total liabilities and
        stockholder$' equity          $ 301,622                     $ 247,966
                                      =========                     =========

Net interest rate spread                                      4.24%                          4.05%

Net interest income                             $   10,105                    $   8,163            $1,943  $ 1,927  $  93   $   (77)

Net yield on average earning assets                           4.91%                          4.77%

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

The provision for loan losses amounted to $200,000 and $0 for the nine month periods ended September 30, 1997 and 1996, respectively. The provision for loan losses was reinstated in the first quarter of 1997 as a result of the substantial loan growth over the past and current year. Loans, before the allowance for loan losses, increased from $136.6 million at September 30, 1996, to $174.7 million at September 30, 1997 an increase of 27.9%. Although there has not been an increase in problem assets, management recognizes the increased risk and the need for additional reserves as loan balances increase. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. It is a significant factor in the bank's operating results.

Non-Interest Income
Non-interest income, exclusive of security gains, increased by $172,181 to $1,396,713 for the nine months ended September 30, 1997, compared to $1,224,532 for the nine months ended September 30, 1996. This increase was primarily caused by an increase in deposit service fees. The increase was partially offset by a decrease in gains on sales of loans of $21,274 which is attributable to a decline in originations in the first three quarters of 1997 compared to the first three quarters of 1996, and an increase in loss on sale of real estate acquired by foreclosure of $22,759 resulting from the disposition of one of the bank's properties. Management believes that the balance of $77,721 remaining in real estate acquired by foreclosure is adequately supported by the underlying values of the properties.

Deposit fees increased by $189,951, or 39.2% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. The increase was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

Trust fees increased by $16,841, or 3.5%, for the nine months ended September 30, 1997 compared to the same period in the prior year due to an increase in trust assets. Trust assets increased from $126,283,554 to $163,729,538 from September 30, 1996 to September 30, 1997.

The net loss on sale of investments was $10,786 for the nine months ended September 30, 1997 compared to net gains on sales of investments of $1,909 for the nine months ended September 30, 1996. The losses in 1997 are attributable to the implementation of certain investment portfolio strategies to increase the total return of the investment portfolio. Management anticipates the losses incurred will be fully recovered through an increase in investment income by the end of the first quarter of 1998.

Other income for the nine months ended September 30, 1997, was $220,850, an increase of 4.5% from $211,428 for the nine months ended September 30, 1996, due primarily to increases in check fees, safe deposit fees and merchant assessment fees partially offset by a decline in letter of credit fees.

Non-Interest Expense
Salaries and benefits expense totaled $4,600,947 for the nine months ended September 30, 1997, compared with $3,728,827 for the nine months ended September 30, 1996, an increase of $872,120 or 23.4%. This increase was primarily the result of the addition of the Tewksbury branch in the fourth quarter of 1996, several new positions added during the year and annual salary increases.

Occupancy expense was $1,148,543 for the nine months ended September 30, 1997, compared with $940,233 for the nine months ended September 30, 1996, an increase of $208,310 or 22.2%, primarily due to the opening of the Tewksbury branch.

Office and data processing supplies expense increased by $74,580, or 37.5%, for the nine months ended September 30, 1997 compared to the same period in the prior year, primarily due to increased deposit and loan volume and the addition of the Tewksbury branch.

Audit, legal and other professional expenses increased by $142,538, or 61.7% for the nine months ended September 30, 1997 compared to the prior year period. The increase was primarily a result of costs in 1997 associated with the outsourcing of the internal audit function, and consulting services related to future technology, product and growth initiatives of the bank, which were not incurred in 1996.

Other operating expenses increased by $121,881 or 17.0% for the nine months ended September 30, 1997 compared to the same period in the prior year. The increase was primarily due to costs associated with the creating of a bankwide training department, an increase in the FDIC assessment rate, the increase in expenses associated with the Tewksbury branch and increases in various costs related to the overall growth of the bank.

                              Results of Operations
Three Months Ended September 30, 1997 vs. Three Months Ended September 30, 1996

The company reported net income of $799,084, or $.51 per common share, for the three months ended September 30, 1997, versus $715,264, or $.45 per common share, for the three months ended September 30, 1996, or an increase of 11.7%.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                  Three months ended September 30,
                                                                 ---------------------------------
                                                                      1997                1996
                                                                      ----                ----
(Dollars in thousands)
Average assets                                                     $318,818              265,200
Average deposits and short-term borrowings                          294,698              243,870
Average loans                                                       169,251              133,580
Average investment securities (1)                                   121,324              115,733
Net interest income                                                   3,622                2,901
Provision for loan losses                                                80                 --
Tax expense                                                             462                  430
Average loans: Average deposits and borrowings                        57.43%               54.78%
Non-interest expense: Average assets (2)                               3.40%                3.26%
Non-interest income, exclusive of securities
  gains : Average assets (2)                                            .57%                 .63%
Average tax equivalent rate earned on interest earning assets          8.29%                8.02%
Average rate paid on interest bearing deposits and
  short-term borrowings                                                4.03%                3.97%
Net interest rate spread                                               4.26%                4.05%

(1)      Average  investment  securities are shown at average amortized cost
(2)      Annualized based on number of days in the period

Net Interest Income
The company's net interest income was $3,622,437 for the three months ended September 30, 1997, an increase of $721,010, or 24.9% from $2,901,427 for the three months ended September 30, 1996. The increase was primarily a result of an increase in the bank's interest earning assets, specifically the bank's loans, investments and federal funds sold, and an increase in the average interest rates on the loans and investments. These increases were partially offset by increased interest expense due to the increase in deposit balances and average borrowings.

The average tax equivalent yield on interest earning assets in the three months ended September 30, 1997, was 8.29% up 27 basis points from 8.02% in the three months ended September 30, 1996. The average rate paid on interest bearing deposits and borrowings in the three months ended September 30, 1997, was 4.03%, an increase of 6 basis points from 3.97% in the three months ended September 30, 1996. The resulting interest rate spread increased 21 basis points to 4.26% in the three months ended September 30, 1997, from 4.05% in the three months ended September 30, 1996. The principal reason for the increase in the bank's net interest income during the third quarter of 1997 was the increase in average loans, investments and federal funds sold of $47.5 million, which was funded by increases in interest bearing deposits, non-interest bearing deposits and short term borrowings of $34.3 million, $11.8 million and $4.7 million, respectively. The increase in the net yield on average interest earning assets was a result of a shift in the mix of interest earnings assets. Higher yielding average loan balances increased by $35.7 million, or 26.7%, while lower yielding investment and federal funds sold balances increased by $11.8 million, or 10.1%, during the same period.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).


                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
                                       --------------------------------------------------------------------------------------------
                                            Three Months Ended             Three Months Ended
                                            September 30, 1997             September 30, 1996               Changes due to
                                       ----------------------------   ----------------------------  -------------------------------
                                       Average             Interest   Average            Interest                  Interest   Rate/
(Dollars in thousands)                 Balance   Interest  Rates(3)   Balance  Interest  Rates (3)  Total   Volume   Rate    Volume
                                       -------   --------  --------   -------  --------  ---------  -----   ------   ----    ------

Assets:
      Loans  (1) (2)                  $169,251  $   4,141     9.71% $ 133,580 $   3,208     9.53%  $  933  $  850   $  60   $    23
      Investment securities (3)        121,324      1,891     6.48    115,733     1,762     6.31      129      88      50        (9)
      Federal funds sold                 7,527        103     5.43      1,291        20     6.15       83      96      (2)      (11)
                                      --------  ---------           --------- ---------            ------  ------   -----   -------
        Total interest earnings
          assets                       298,102      6,134     8.29%   250,604     4,990     8.02%   1,145   1,034     108         3
                                                ---------                     ---------            ------  -------  -----   -------
      Other assets (4)                  20,716                         14,596
                                      --------                      ---------

        Total assets                  $318,818                      $ 265,200
                                      ========                      =========

Liabilities and stockholders' equity:
      Savings, NOW and money market   $108,625        661     2.41% $  88,056       491     2.21%     170     114      44        12
      Certificate of deposit           118,880      1,624     5.42    105,179     1,466     5.53      158     189     (29)       (2)
      Short-term borrowings             19,854        226     4.52     15,107       131     3.44       95      41      41        13
                                      --------  ---------           --------- ---------            ------  ------   -----   -------
        Total interest bearing
          deposits and borrowings      247,359      2,511     4.03%   208,342     2,088     3.97%     423     344      56        23
                                                ---------                     ---------            ------  -------  -----   -------

      Non-interest bearing deposits     47,339                         35,528
      Other liabilities                  2,122                          1,593
                                      ---------                     ---------
        Total liabilities              296,820                        245,463

Stockholders' equity                    21,998                         19,737
                                      ---------                     ---------

        Total liabilities and
         Stockholders' equity         $318,818                      $ 265,200
                                      ========                      =========

Net interest rate spread                                      4.26%                         4.05%

Net interest income                             $   3,622                     $   2,901            $  722  $  690   $  52   $   (20)

Net yield on average earning assets                           4.94%                         4.72%

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

The provision for loan losses amounted to $80,000 and $0 in for the three-month periods ended September 30, 1997 and 1996, respectively. As described above, the provision for loan losses was reinstated in the first quarter of 1997 as a result of loan growth over the past year.

Non-Interest Income
Non-interest income, exclusive of security gains, increased by $40,448 to $460,954 for the three months ended September 30, 1997, compared to $420,506 for the three months ended September 30, 1996. This increase was primarily caused by an increase in deposit service fees of $60,543, partially offset by the loss on sale of investments of $10,786 and loss on sale of real estate owned of $22,759.

Deposit service fees increased by $60,543, or 34.6% for the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The growth was primarily the result of an increase in transaction deposit accounts, activity volume and increased fees.

The loss on sale of investments was a result of long-term strategic decisions in the investment portfolio to sell certain securities at a loss in order to improve the investment portfolio yields long term. Management anticipates that the loss on sale of securities will be recovered by an increase in investment income by the end of the first quarter of 1998.

Non-Interest Expenses
Salaries and benefits expense totaled $1,659,602 for the three months ended September 30, 1997, compared with $1,283,826 for the three months ended
September 30, 1996, an increase of $375,776 or 29.3%. This increase was primarily the result of the addition of the Tewksbury branch in the fourth quarter of 1996, several new positions added during the year, and annual salary increases.

Occupancy expense was $384,639 for the three months ended September 30, 1997, compared with $306,802 for the three months ended September 30, 1996, an increase of $77,837 or 25.4%, primarily due to the opening of the Tewksbury branch and the leasing of additional space for the bank's training facility and credit department.

Office and data processing supplies expense increased by $38,740, or 60.2%, for the three months ended September 30, 1997 compared to the same period in the prior year. The increase was primarily due to increased volume and resulting increases in costs bankwide, as well as the addition of the Tewksbury branch.

Audit, legal and other professional expenses increased by $51,381, or 90.0% for the three months ended September 30, 1997 compared to the prior year period. The increase was primarily as a result of costs associated with the outsourcing of the internal audit function, and consulting services related to future technology, product and other initiatives of the bank that were not incurred in 1996.

Postage decreased by $31,838 or 32.2% for the three months ended September 30, 1997 compared to the same period in the prior year. The decrease was primarily a result timing of postage expenses.

Other operating expenses increased by $66,950, or 32.1% for the three months ended September 30, 1997 compared to the same period in the prior year. The increase was primarily due to costs associated with the start of a bankwide training department, the increase in expenses associated with the addition of the Tewksbury branch and increases in various costs related to the overall growth of the bank.

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


                                ENTERPRISE BANCORP, INC.

DATE:  November 14, 1997        /s/ John P. Clancy, Jr.
                                John P. Clancy, Jr.
                                Senior Vice President, Chief Financial Officer
                                   and Treasurer