Form 10KSB
period 1997-12-31
ENTERPRISE BANCORP INC /MA/
filed 1998-03-24
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 [Fee Required] For the fiscal year ended December 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934 [No Fee Required] For the transition period from
                        _____________ to _______________

                         Commission file number 0-21021


                            Enterprise Bancorp, Inc.
                 (Name of small business issuer in its charter)


          Massachusetts                            04-3308902
 (State or other  jurisdiction  of        (IRS Employer Identification No.)
incorporation or organization)

               222 Merrimack Street, Lowell, Massachusetts, 01852
              (Address of principal executive offices) (Zip code)


(Issuer's telephone number, including area code)             (978) 459-9000

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

State issuer's revenues for its most recent fiscal year.  $25,214,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $25,732,906 as of February 28, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1998, Common Stock - Par Value $0.01: 1,580,217 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 5, 1998 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                                     Page Number
                                     PART I

Item 1       Description of Business                                                       3

Item 2       Description of Property                                                      16

Item 3       Legal Proceedings                                                            17

Item 4       Submission of Matters to a Vote of Security Holders                          17

                                     PART II

Item 5       Market for Common Equity and Related Stockholder Matters                     18

Item 6       Management's Discussion and Analysis or Plan of Operation                    19

Item 7       Financial Statements                                                         27

Item 8       Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                     55

                                    Part III

Item 9       Directors, Executive Officers, Promoters and Control Persons                 55

Item 10      Executive Compensation                                                       56

Item 11      Security Ownership of Certain Beneficial Owners and Management               56

Item 12      Certain Relationships and Related Transactions                               56

Item 13      Exhibits List and Reports on Form 8-K                                        56

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation and benefit plans; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the potential for the company to materially underestimate the cost to be incurred and/or the time required in connection with systems preparation for year 2000 compliance.

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

The company's headquarters and the bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices are located in the Massachusetts cities and towns of Chelmsford, Leominster, Billerica, Tewksbury and Dracut. The bank's deposit gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

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

At December 31, 1997, the bank had gross loans outstanding of $181.7 million, which represented approximately 56.3% of the company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 1997, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $4.6 million, subject to certain exceptions provided under applicable law. At December 31, 1997, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total gross loans.

                                                                            December 31,
                              --------------------------------------------------------------------------------------------------
                                      1997                 1996                1995               1994                1993
                              -------------------   ------------------  ----------------   ------------------   ----------------
($ in thousands)                Amount       %        Amount      %      Amount      %      Amount        %      Amount      %
                              ---------   -------   ---------   ------  --------  ------   --------    ------   -------   ------

Comm'l real estate            $ 66,836      36.8%    $ 52,378    36.1%  $ 42,514   36.0%   $ 40,267     34.9%   $37,375    41.8%
Commercial                      42,202      23.2%      38,202    26.3%    28,353   24.0%     25,980     22.5%    19,242    21.5%
Residential mortgages           42,648      23.5%      35,918    24.7%    32,872   27.8%     33,748     29.3%    18,119    20.2%
Home equity                     12,203       6.7%       8,255     5.7%     5,250    4.4%      5,877      5.1%     6,276     7.0%
Construction                    13,149       7.2%       6,474     4.4%     5,844    4.9%      5,930      5.1%     4,860     5.4%
Other                            4,657       2.6%       4,043     2.8%     3,379    2.9%      3,543      3.1%     3,677     4.1%
                              --------               --------           --------           --------             -------
  Gross loans                  181,695     100.0%     145,270   100.0%   118,212  100.0%    115,345    100.0%    89,549   100.0%
Less: Deferred fees              1,111                    950                549                555                 518
Allowance for
  loan losses                    4,290                  3,895              4,107              4,341               4,133
                              --------               --------           --------           --------             -------
  Net loans                   $176,294               $140,425           $113,556           $110,449             $84,898
                              ========               ========           ========           ========             =======

Commercial, Commercial Real Estate and Construction Loans

The following table sets forth scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 1997. Loans having no stated maturity are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

                                                                                    Commercial
($ in thousands)                                    Commercial     Construction     Real Estate
----------------                                    ----------     ------------     -----------
Amounts due:
     One year or less                                $ 6,047          $10,883        $ 1,881
After one year through five years                     14,106            1,732          3,967
Beyond five years                                     22,049              534         60,988
                                                     -------          -------        -------
                                                     $42,202          $13,149        $66,836
                                                     =======          =======        =======

Interest rate terms on amounts due after one year:
     Fixed                                           $ 6,149          $    50        $ 9,686
     Adjustable                                       30,006            2,216         55,269

Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans is likely to be substantially shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing, standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $5.0 million, $3.9 million, and $3.1 million as of December 31, 1997, 1996 and 1995, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $122.2 million at December 31, 1997, representing an increase of $25.1 million, or 25.9%, from the previous year. This compares to an increase of $20.3 million or 26.5% from 1995 to 1996. The growth in 1997 is a reflection of the bank's continued aggressive customer-call efforts, additional lenders hired during 1996 and 1997, an increase in marketing and advertising and increased penetration in the markets surrounding the bank's newer branches.

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

Approximately 14% of loans in this category are at fixed rates while 86% have adjustable features. Rates generally adjust based on changes in the prime rate at various times during the loan's life.

The bank has an independent loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets on a periodic basis to discuss loans on the internal "watch list" and classified loan report. The overdue loan review committee, consisting of seven members of the board of directors (two of which are officers of the bank), also meets quarterly to review and assess all loan delinquencies.

Residential Loans

The bank makes conventional mortgage loans on single family residential properties with original loan-to-value ratios generally up to 95% of the appraised value of the property securing the loan. These residential properties serve as the primary homes of the borrowers. The bank also originates loans on one to four family dwellings and loans for the construction of owner-occupied residential housing, with original loan-to-value ratios generally up to 80% of the property's appraised value.

Residential mortgage loans made by the bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and a review of the asset/liability position of the bank, management may elect to sell or hold for the bank's portfolio fixed rate residential loan production. The bank generally sells all fixed rate residential mortgage loans with maturities greater than 15 years. The bank may retain or sell the servicing when selling the loans. The decision to hold or sell new loan production is made in conjunction with the overall asset/liability management program of the bank. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. All loans sold are currently sold without recourse.

Residential mortgage loans were $42.6 million at December 31, 1997, representing an increase of $6.7 million, or 18.7%, from the previous year. This compares to an increase of $3.0 million, or 9.3%, in 1996, from the previous year. The growth in 1997 is a reflection of an increase in loan volume combined with the decision of the bank to hold in its portfolio a portion of 15 and 30 year residential fixed rate mortgage loans originated.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one year and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $12.2 million at December 31, 1997, representing an increase of $3.9 million, or 47.8%, from the previous year. This compares to an increase of $3.0 million, or 57.2%, in 1996 compared to the previous year. The growth in 1996 and 1997 is a reflection of continued strong acceptance by consumers of a competitive equity loan product introduced by the bank in 1996.

Other Loans

The category "Other Loans" consists of secured or unsecured personal loans, credit cards and overdraft protection lines extended to individual customers.

Other loans were $4.7 million at December 31, 1997, representing an increase of $.6 million or 15.2%, from the previous year. This compares to an increase of $.7 million, or 19.7%, in 1996 compared to the previous year. The growth in 1997 is a result of the increased penetration in the markets surrounding the newer branches and the general increase in relationships in more established markets.

Risk Elements

Non-performing assets consist of non-accruing loans, loans past due greater than 90 days and still accruing and other real estate owned ("OREO"). Loans on which the accrual of interest has been discontinued, including impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. Other real estate owned consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans in which management considers it probable that not all contractual principal and interest will be collected are designated as impaired loans.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 1997 and 1996 were $838,000, and $0, respectively. Accruing restructured loans as of December 31, 1997 and 1996 were $260,000 and $0, respectively.

Additional information regarding these risk elements is contained in Item 6, Management Discussion and Analysis, and Item 7, Financial Statements, contained in this report and the "Allowance for Loan Losses and OREO Activity" below.

Allowance for Loan Losses and OREO Activity

The following table summarizes the activity in the allowance for loan losses for the periods indicated:
                                                                  Years Ended December 31,
                                              -----------------------------------------------------------
($ in thousands)                                 1997        1996        1995        1994         1993
                                              ---------   ---------   ---------    ---------    ---------
Average loans outstanding                     $ 162,594   $ 128,572   $ 118,248    $  98,033    $  86,636
                                              =========   =========   =========    =========    =========
Balance at beginning of year                  $   3,895   $   4,107   $   4,341    $   4,133    $   4,209

Charged-off loans:
    Commercial                                      165          60          87           --          496
    Commercial real estate                          125         112         265            7          558
    Construction                                     --          --          --           --           --
    Residential mortgage                             --          --          33           --           57
    Home equity                                      --          55          --           41           --
    Other                                            11          17          20            8           21
                                              ---------   ---------   ---------    ---------    ---------
        Total charged-off                           301         244         405           56        1,132
                                              ---------   ---------   ---------    ---------    ---------
Recoveries on loans previously charged-off:
    Commercial                                       52           2          24           54            8
    Commercial real estate                          155          21          39           --            3
    Construction                                     --          --           1          185           --
    Residential mortgage                              2           1         100            5            3
    Home equity                                      40           4           3            1           --
    Other                                           127           4           4           19           12
                                              ---------   ---------   ---------    ---------    ---------
        Total recoveries                            376          32         171          264           26
                                              ---------   ---------   ---------    ---------    ---------
Net loans charged-off (recovered)                   (75)        212         234         (208)       1,106
Provision charged to income                         320          --          --           --        1,030
                                              ---------   ---------   ---------    ---------    ---------
Balance at December 31                        $   4,290   $   3,895   $   4,107    $   4,341    $   4,133
                                              =========   =========   =========    =========    =========
Net loans charged-off (recovered) to
    average loans                                 (.05%)       .16%        .20%        (.21%)       1.28%
Net loans charged-off (recovered) to
    allowance for loan losses                    (1.75%)      5.44%       5.70%       (4.79%)      26.76%
Allowance for loan losses to
    ending gross loans                            2.36%       2.68%       3.47%        3.76%        4.62%
Allowance for loan losses to
    non-performing loans                        384.06%     165.25%     202.02%      231.64%      217.99%
Recoveries to charge-offs                       124.92%      13.11%      42.22%      471.43%        2.30%

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending as indicated:

                                                                            December 31,
                              --------------------------------------------------------------------------------------------------
                                      1997                 1996                1995               1994                1993
                              -------------------   ------------------  ----------------   ------------------   ----------------
($ in thousands)                Amount       %        Amount      %      Amount      %      Amount        %      Amount      %
                              ---------   -------   ---------   ------  --------  ------   --------    ------   -------   ------
Commercial                    $  844        23.2%    $  723      26.3%  $  908     24.0%   $1,067       22.5%   $  771      21.5%
Comm'l real estate             2,161        36.8%     2,171      36.1%   2,371     36.0%    2,411       34.9%    2,722      41.8%
Construction                     338         7.2%       209       4.4%     143      4.9%      187        5.1%      194       5.4%
Residential mortgage             525        23.5%       372      24.7%     364     27.8%      365       29.3%      191      20.2%
Consumer                         167         9.3%       244       8.5%     162      7.3%      138        8.2%      118      11.1%
Unallocated                      255                    176                159                173                  137
                              ------                 ------             ------              ------              ------
    Total                     $4,290       100.0%    $3,895     100.0%  $4,107    100.0%    $4,341     100.0%   $4,133     100.0%
                              ======                 ======             ======              ======              ======

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                    December 31,
                                          -----------------------------------------------------------
                                           1997          1996        1995          1994         1993
                                          -------       -------     ------        ------       ------
Non-accrual loans*                         $1,043       $2,237       $2,021       $1,871       $1,895
Accruing loans > 90 days past due              74          120           12            3            1
                                           ------       ------       ------       ------       ------
    Total non-performing loans              1,117        2,357        2,033        1,874        1,896
Other real estate owned                       393           83          417          390          525
                                           ------       ------       ------       ------       ------
    Total non-performing assets            $1,510       $2,440       $2,450       $2,264       $2,421
                                           ======       ======       ======       ======       ======

Restructured loans                         $  260       $ --         $ --         $  742       $  779
Delinquent loans 30-89 days past due        2,074        2,280        2,356          534          680

Non-performing loans : Gross loans           .61%        1.62%        1.72%        1.62%        2.12%
Non-performing assets : Total assets         .47%        0.86%        1.09%        1.32%        1.65%
Delinquent loans 30-89 days past due :
    Gross loans                             1.14%        1.57%        1.99%        0.46%        0.76%

*    Impaired loans included in non-accrual loans as of December 31, 1997 and 1996 were $.9 million and $1.3 million, respectively.

Non-accrual loans decreased by $1.2 million, from $2.2 million at December 31, 1996, to $1.0 million at December 31, 1997. The reduction was primarily attributable to a reduction in commercial real estate loans on non-accrual. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in the local, regional and national economic conditions could negatively impact this ratio in the future, despite prudent loan underwriting.

                              Investment Activities

The investment activity of the bank is an integral part of the overall asset/liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversity and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, U.S. Agency mortgage-backed securities("MBSs") and collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, and state, county, and municipal securities ("Municipals"), all of which must be considered investment grade by a recognized rating service. The effect of changes in interest rates and resulting impact on a CMO's principal repayment speed and the effect on yield are considered when purchasing CMOs. Typically management purchases PAC CMOs or closely similar and predictable structures to reduce the effect on expected yield and prepayment. The yield and maturity of such PAC CMOs are less susceptible to change, as opposed to non PAC CMOs, due to increasing or decreasing market rates. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee. See note 2 to the consolidated financial statements in Item 7 for further information.

At December 31, 1997, 1996, and 1995 all investment securities were classified as available for sale and were carried at fair value. The net unrealized gains at December 31, 1997, net of tax effects, are shown as a separate component of stockholders' equity in the amount of $.6 million. The following table summarizes the fair value of investments at the dates indicated:

                                                                December 31,
                                                      ------------------------------
     ($ in thousands)                                   1997       1996       1995
                                                      --------   --------   --------
U.S. treasuries and agencies                          $ 82,831   $ 92,185   $ 53,648
CMOs and MBSs                                           12,464     11,760     10,972
Municipals                                              14,630     12,490      9,999
Privately-issued MBSs collateralized by U.S. agency
        mortgage-backed
obligations                                               --         --        1,232
FHLB stock                                               2,961      2,961      2,961
                                                      --------   --------   --------
     Total investments available-for-sale             $112,886   $119,396   $ 78,812
                                                      ========   ========   ========

The contractual maturity distribution, as of December 31, 1997, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                                 Under 1 Year         1 - 3 Years         3 - 5 Years       5 - 10 Years         Over 10 Years
                              ---------------     -----------------     ---------------    --------------      ---------------
($ in thousands)              Balance   Yield     Balance     Yield     Balance   Yield    Balance  Yield      Balance   Yield
                              -------   -----     -------     -----     -------   -----    -------  -----      -------   -----
U.S. treasuries
  and agencies                $4,972    4.47%      $28,107    5.93%     $18,335   6.62%   $25,434   6.92%      $ 5,983    7.23%
CMOs and MBSs                     42    5.38%            -     -              -     -       5,703   6.98%        6,719    6.50%
Municipals*                    3,196    7.21%        4,105    7.11%       2,681   7.31%     4,648   7.31%            -      -
                              ------               -------              -------           -------              -------
                              $8,210    5.54%      $32,212    6.08%     $21,016   6.71%   $35,785   6.98%      $12,702    6.84%
                              ======               =======              =======           =======              =======

*     Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBSs and CMOs are shown at their final maturity. However, due to prepayments and normal amortization the actual cash flows are expected to be faster than presented above. Similarly, included in the U.S. treasuries and agencies category is $43.5 million in securities (including step-up bonds) which can be "called" before maturity. Actual maturity of these callable securities will be faster in a falling rate environment versus a rising rate environment. Management considers these factors when evaluating the net interest margin in the bank's asset/liability management program.

See "Interest Margin Sensitivity Analysis" below for additional information regarding the bank's callable bonds.

                      Interest Margin Sensitivity Analysis

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of management. The primary objectives of the company's asset/liability policy is to preserve the integrity and safety of the company's capital base; to reach and sustain a strong and consistent net interest margin level; to manage the interest rate risk of the company's balance sheet as a whole; and to ensure sufficient liquidity. The investment committee establishes and/or monitors guidelines for net interest margin sensitivity, equity to capital ratios, the statutory liquidity ratio, Federal Home Loan Bank borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed continually by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income because of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying future interest rate environments affects prepayment speeds, maturities of investments due to call provisions, changes in interest rates on various asset and liability accounts based on different indices, and other factors which vary under the different scenarios. The bank's asset/liability policy is designed to limit the impact on net interest income to 7.5% in the 24 month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

The following table summarizes the net interest income for a 24 month period of the company's interest bearing assets and liabilities as of December 31, 1997 resulting from a 200 basis point upward shift in the prime rate, 200 basis point downward shift in the prime rate and no change in the prime rate scenarios from the bank's asset/liability simulation model.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

                                                   Rates Rise       Rates         Rates Fall
     ($ in thousands)                                200 BP       Unchanged         200 BP
                                                   ----------     ---------       ----------
Interest Earning Assets:
   Callable securities                             $ 5,994         $ 5,471         $ 5,378
   Fixed maturity treasury and agency securities     3,911           3,798           3,787
   Other investment securities                       5,084           4,816           4,768
   Variable rate loans                              29,732          25,963          22,193
   Fixed rate loans                                  7,215           6,952           6,283
                                                   -------         -------         -------
      Total interest income                         51,936          47,000          42,409
                                                   -------         -------         -------

Interest Earning Liabilities:
   NOW, money market, savings                        6,099           5,186           4,285
   Time deposits                                    14,303          11,525           9,674
   Short term borrowings                             1,148             919             739
                                                   -------         -------         -------
      Total interest expense                        21,550          17,630          14,698
                                                   -------         -------         -------
      Net interest income                          $30,386         $29,370         $27,711
                                                   =======         =======         =======

As of December 31, 1997, analysis indicated that the sensitivity of the net interest margin was in compliance with policy. Management estimates that, in a falling rate environment, there would be a reduction of the net interest income due to historically slower reductions in rates paid on deposits and increased flows from the company's loan and investment portfolio, which would be reinvested at lower marginal rates as rates fall, assuming a static balance sheet. Management estimates that net interest income will remain relatively flat in a rising rate environment, assuming a static balance sheet, due to the extension of the duration of the investment portfolio and loan portfolio and rising cost of funds.

Maturity information of the loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings is contained in Part I, Item 1 and in Part II, Item 7 in Notes 7 and 8 of the financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions, based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes in the maturity of assets, not discussed elsewhere in this report, occurs in the investment portfolio, specifically how the bank's callable securities will react as rates change.

The following table reflects management's estimates of when the principal, shown at fair value, of the bank's callable securities will be repaid and the securities' weighted average interest rates as of December 31, 1997 under three scenarios: interest rates up 200 basis points (BP), down 200 basis points and no change.

                            Up 200 BP               No Change            Down 200 BP
                        ------------------     ------------------     ------------------
                           Fair     Yield       Fair        Yield      Fair       Yield
     ($ in thousands)     Value      Rate       Value       Rate       Value       Rate
                        --------    ------     -------     ------     -------     ------
 0 - 12 Months          $    --        --      $23,921      6.95%     $26,875      6.88%
13 - 24 Months               --        --        7,048      6.56%       7,048      6.56%
25 - 36 Months            4,013      6.53%       4,410      7.07%       4,410      7.07%
37 - 48 Months              998      6.98%       3,114      7.25%       3,114      7.25%
Over 48 Months           38,484      6.93%       5,002      6.71%       2,048      7.21%
                        -------      ----      -------      ----      -------      ----
   Total                $43,495      6.89%     $43,495      6.89%     $43,495      6.89%
                        =======      ====      =======      ====      =======      ====

Management also assesses sensitivity of the change in the net value of assets and liabilities (MVPE) under different scenarios. As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases. Management monitors the MVPE on a quarterly basis. Although management does consider the effect on the MVPE when making asset/liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.

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

The table below shows the comparison of the bank's average deposits and average rates paid for the periods indicated. The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

                                                        December 31,
                ---------------------------------------------------------------------------------------------
                            1997                            1996                              1995
                -----------------------------   -----------------------------    -----------------------------
                            Average     % of                Average    % of                  Average    % of
                   Amount    Rate    Deposits      Amount    Rate    Deposits      Amount     Rate    Deposits
                ---------   -------  --------   ---------   -------  --------    --------    -------  --------
Demand          $ 45,371        --     17.16%   $ 34,884      --     15.86%      $ 28,215       --     18.15%

Savings           19,237      2.23%     7.27%     17,037    2.22%     7.75%        15,100     2.22%     9.71%
NOW               53,782      2.14%    20.34%     43,929    2.09%    19.97%        31,128     2.11%    20.02%
Money market      31,422      2.76%    11.88%     24,402    2.56%    11.09%        24,104     2.90%    15.51%
                --------              ------    --------            ------       --------             ------
                 104,441      2.35%    39.49%     85,368    2.25%    38.81%        70,332     2.42%    45.24%

Time deposits    114,656      5.45%    43.35%     99,696    5.63%    45.33%        56,904     5.47%    36.61%
                --------              ------    --------            ------       --------             ------
Total           $264,468      3.29%   100.00%   $219,948    3.42%   100.00%      $155,451     3.10%   100.00%
                ========              ======    ========            ======       ========             ======

See note 7 to the consolidated financial statements in Item 7 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (FHLB). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs and is an integral component of the bank's asset/liability management program. At December 31, 1997, the bank had the capacity to borrow up to approximately $77.5 million from the FHLB with actual outstanding balances of $1.4 million with a rate of 7.05%.

The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. Interest rates paid by the bank on these transactions are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 1997 the bank had $11.0 million in repurchase agreements outstanding with a weighted average interest rate of 3.35%.

See note 8 to the consolidated financial statements in Item 7 for further information.

                                      Trust

The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 1997, the bank had $165.7 million in assets under management.

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. Several major commercial banks are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. The major commercial banks have several competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of these banks also allows them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses which provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as internet banking and PC banking, is expected to have a significant impact on the future competitive landscape of financial institutions.

As a general matter, regulation of the banking industry continues to undergo significant changes, including changes in the products and services banks are permitted to offer, the nature and degree of banks' involvement, directly or indirectly through affiliates, in non-banking activities, and other contemplated legislative and regulatory proposals that could, if adopted, alter the structure, regulation and competitive relationships of financial institutions. To the extent that changes in banking regulations may further increase competition, any such changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking industry generally could result in the bank incurring additional operating costs which could impede profitability.

Notwithstanding the substantial competition with which the bank is faced, management believes that the bank has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by major bank holding companies, and the resultant consolidation of competitors' banking operations and services within the bank's market area.

The bank's officers and directors have substantial business and personal ties in the cities and towns in which the bank operates. The bank believes that it has established a market niche by providing its customers, particularly consumers, smaller and privately held businesses and professionals, with prompt and personal service based on management's familiarity and understanding of such customers' banking needs. The bank's past and continuing emphasis is to provide highly responsive personal and professional service.

                           Supervision and Regulation

General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes and related regulations, which is subject to changes that can significantly affect the way in which financial service organizations conduct business. Both legislation enacted in recent years and regulatory initiatives undertaken by various governmental agencies have substantially increased the level of competition among commercial banks, thrift institutions and non-banking financial service companies, including brokerage firms, investment banks, insurance companies and mutual funds. In addition, the enactment of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

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

The Bank Holding Company Act requires prior approval by the Federal Reserve Board of the acquisition by the company of substantially all the assets or more than five percent of the voting stock of any bank. The Bank Holding Company Act also authorizes the Federal Reserve Board to determine (by order or by regulation) what activities are so closely related to banking as to be a proper incident of banking, and thus, whether the company, either directly or indirectly through non-bank subsidiaries, can engage in such activities. The Bank Holding Company Act prohibits the company and the bank from engaging in certain tie-in arrangements in connection with any extension of credit, sale of property or furnishing of services. There are also restrictions on extensions of credit and other transactions between the bank, on the one hand, and the company, or other affiliates of the bank, on the other hand.

Regulation of the Bank

As a trust  company  organized  under Chapter 172 of the  Massachusetts  General
Laws, the deposits of which are insured by the FDIC, the bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.

The regulations of these agencies govern many aspects of the bank's business, permitted investments, the opening and closing of branches, the amount of loans which can be made to a single borrower, mergers, appointment and conduct of officers and directors, capital levels and terms of deposits. The Federal Reserve Board also requires the bank to maintain minimum reserves on its deposits. Federal and state regulators can impose sanctions on the bank and its management if the bank engages in unsafe or unsound practices or otherwise fails to comply with regulatory standards. Various other federal and state laws and regulations, such as truth-in-lending statutes, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Community Reinvestment Act, also govern the bank's activities.

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

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of core or Tier 1 capital. Tier 1 capital for the company consists of common stockholders' equity. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital. Supplementary capital for the company includes a portion of the general allowance for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum "leverage" ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total capital requirement is 8% of assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves.

Under the applicable FDIC capital requirements, the bank is also required to maintain a minimum leverage ratio. The ratio is determined by dividing Tier _1 capital by quarterly average total assets, less intangible assets and other adjustments. FDIC rules require a minimum of 3% for the highest rated banks. Banks experiencing high growth rates are expected to maintain capital positions well above minimum levels.

Depository institutions, such as the bank, are also subject to the prompt corrective action framework for capital adequacy established by FDICIA. Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically capitalized". A "well capitalized" institution has a total capital to total risk-weighted assets ratio of at least ten percent, a Tier 1 capital to total risk-weighted assets ratio of at least six percent, a leverage ratio of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least eight percent, a Tier 1 capital to total risk-weighted assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than six percent, a Tier 1 capital to total risk-weighted assets ratio of less than three percent, and a leverage ratio of less than three percent. A "critically capitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest category.

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

                                    Employees

As of December 31, 1997, the bank employed 127 persons (111 full-time and 16 part-time), including 46 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

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

                              Year 2000 Compliance

The company is currently in the process of determining and remediating the impact of the so-called "millenium problem"(i.e., that many existing computer programs use only two digits to identify a year in the date field and if such programs are not corrected many computer applications could fail or create erroneous results by or beginning in the year 2000). Management is working with its software vendors, developing a plan to identify both the bank's internal systems deficiencies as well as potential credit exposures caused by borrowers' systems deficiencies. Management is designing a program for both internal systems remediation and for customer information regarding the potential significance of the year 2000 problem. The company anticipates completing testing of internal systems for year 2000 compliance by June 30, 1999. Management does not anticipate that the company will incur significant operating expenses or be required to invest heavily in computer system improvements to achieve year 2000 compliance.

Notwithstanding any of the company's efforts, however, there can be no assurance that the systems of other companies on which the company's, the company's vendors' or the company's customers' systems rely will be timely remediated. Therefore, the company's operations and/or financial condition could be negatively impacted as a result of the failure of such other entities to properly address the year 2000 issue in a timely manner. Costs incurred in connection with year 2000 compliance will be treated as period costs and will be expensed as incurred. The need for additional provisions to the bank's allowance for loan losses resulting from borrowers' year 2000 compliance problems will be considered, on an ongoing basis, based on management's assessment of the potential exposure of its customer base to such problems.

Item 2. Description of Property

The company's and the bank's main office is located at 222 Merrimack Street, Lowell, Massachusetts. The building provides approximately 12,366 square feet of interior space and has private customer parking along with public parking facilities in close proximity. The bank leases space at 170 Merrimack Street, Lowell, Massachusetts. The building provides approximately 1,458 square feet of interior space which houses the accounting department of the bank.

The bank leases approximately 4,375 square feet of space which is occupied by the mortgage center at 21-27 Palmer Street, Lowell, Massachusetts. The bank leases 3,415 square feet of space at 129 Middle Street, Lowell, Massachusetts, which contains the bank's training facility and credit department.

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

The bank leases space at 2-6 Central Street, Leominster, Massachusetts. The branch office provides approximately 3,960 square feet of interior space and has seven private customer parking spaces. The bank has the option to purchase the premises on the last day of the basic term or at any time during any extended term at the price of $550,000 as adjusted for increases in the producer's price index.

The bank leases space at 910 Andover Street, Tewksbury, Massachusetts. The branch office provides approximately 4,800 square feet of interior space and has ample parking that is shared with other tenants of the building.

The bank leases space at 1168 Lakeview Avenue, Dracut, Massachusetts. The branch office provides approximately 4,922 square feet of interior space and has ample parking that is shared with other tenants of the building.

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


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no active trading market for the company's common stock. Although there are periodically private trades of the company's common stock, the company cannot state with certainty the sales price at which such transactions occur. The following table sets forth sales volume and price information, to the best of management's knowledge, for the common stock of the company for the periods indicated.

                                               Share              Share
                              Trading          Price              Price
         Fiscal year           Volume          High                Low
         -----------          -------        ---------          ---------
            1997:
                 1st Quarter   2,075         $   17.00          $   17.00
                 2nd Quarter   1,000             17.00              17.00
                 3rd Quarter   1,775             17.00              17.00
                 4th Quarter      --                --                 --

            1996:
                 1st Quarter    1,525         $   14.00         $   14.00
                 2nd Quarter      --                 --                --
                 3rd Quarter    2,000             15.00             14.00
                 4th Quarter      --                --                 --

Based on a value of $23 per share, which management believes approximates the current fair market value of the common stock, the aggregate market value on December 31, 1997, of the company's common stock was $36,344,991.

The number of shares  outstanding  of the  company's  common stock and number of
shareholders   of  record  as  of  March  1,  1998,   were  1,580,217  and  593,
respectively.

Dividends

The company declared and paid annual cash dividends of $.325 per share and $.30 per share in 1997 and 1996, respectively. Although the company intends to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the bank's capital stock and surplus account. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

Although Massachusetts law does not define what constitutes "net profits", it is generally assumed that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). At December 31, 1997, the bank's undivided profits account had a balance of $12.9 million and its surplus account had a balance of $8.6 million.

Item 6. Management Discussion and Analysis or Plan of Operation

Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in Item 7, and other financial and statistical information contained in this annual report. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, could significantly affect the operations of the company. The reorganization of the bank as a subsidiary of the company was completed July 26, 1996. The company had no material assets or operations prior to completion of the reorganization. Information at a date or from a period prior to July 26, 1996 pertains to the bank.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

Financial Condition

Total Assets

Total assets increased $39.6 million, or 14.0%, to $322.6 million at December 31, 1997 from $283.0 million at December 31, 1996. The increase, funded by deposit growth, was primarily from an increase in gross loans of $36.4 million, or 25.1%.

Loans

Total gross loans were $181.7 million, or 56.3% of total assets, at December 31, 1997, compared with $145.3 million, or 51.3% of total assets, at December 31, 1996. The increase of $36.4 million was attributed to continued customer-call efforts, as well as increased marketing and advertising, and increased penetration in newer markets. During 1997, commercial real estate loans increased $14.5 million, or 27.6%, other loans secured by real estate increased by $13.4 million, or 31.6%, commercial loans increased by $4.0 million, or 10.5%, home equity loans increased $3.9 million, or 47.8%, and consumer loans increased $.6 million, or 15.2%.

Asset Quality

The non-performing asset balance declined from the previous year and has declined as a percentage of gross loans. Delinquencies in the 30-89 day category have improved from 1.57% at December 31, 1996 to 1.14% at December 31, 1997. Delinquencies in the 30-89 day category decreased from $2.3 million at December 31, 1996 to $2.1 million at December 31, 1997. The improvement in the level of non-performing assets was due to management's continued efforts to work out existing problem assets and limited additions to this category.

The balance of other real estate owned ("OREO") at December 31, 1997 of $393,000 consisted of commercial and residential real estate properties and represents an increase of $310,000 compared to the prior year. The increase was primarily due to the bank acquiring property securing a bank loan as part of a foreclosure and other properties owned by the debtors which were sold at auction. The bank anticipates full recovery of the original loan amount through the purchase of these additional properties. See also Note 6 to the consolidated financial statements contained in Item 7.

The bank uses an asset classification system which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 1997, the bank classified $1.5 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $1.0 million in non-performing loans. The balance of substandard loans that are performing possess potential weaknesses, and as a result could become non-performing loans in the future.

Allowance for  Loan Losses

Inherent to the lending process is the risk of loss. While the bank endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depends on current and expected economic conditions, the financial condition of borrowers, the ability of the borrowers to adapt to changing technology, the continuity of the borrowers' management teams and the credit management process.

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

The ratio of the reserve to total gross loans outstanding was 2.36% at December 31, 1997 versus 2.68% at December 31, 1996. At year-end 1997, the allowance for loan losses represented 384.06% of non-performing loans compared to 165.25% at December 31, 1996. The allowance for loan losses, as a percentage of loans, was intentionally allowed to decline due to favorable national, regional and local economic trends as well as favorable charge-off history during the previous years. While the bank believes that its allowance for loan losses is adequate to cover losses in its loan portfolio, there are uncertainties regarding the future of the national, New England, Greater Lowell and Leominster economies and real estate markets. The loan portfolio, particularly the real estate portion, could be negatively impacted by economic conditions as well as the real estate market throughout the region. As a result, there is no assurance that the level of non-accrual loans, restructured loans and real estate acquired by foreclosure will not increase.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses on specifically known and other credit risks associated with the portfolio as of December 31, 1997.

Investments

Investments (including federal funds sold) totaled $116.7 million, or 36.2% of total assets, at December 31, 1997, compared to $119.4 million, or 42.2% of total assets, at December 31, 1996. The decrease in the balance was attributed to loan growth keeping pace with deposit growth during the year and an increase in cash balances of $5.3 million. As of December 31, 1997, the net unrealized gain in the investment portfolio was $1.1 million compared to a net unrealized loss of $.2 million at December 31, 1996. The net unrealized gain/loss in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.

Liquidity

Liquidity is the ability to meet cash needs arising, amongst other things, from fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met easily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset/liability committee. The bank's liquidity is maintained by projecting cash needs, by balancing maturing assets with maturing liabilities, by the monitoring of various liquidity ratios, by monitoring deposit flows, and by maintaining liquidity within the investment portfolio.

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

Deposits and Borrowings

Deposits, including escrow deposits, increased $40.0 million, or 16.4%, to $283.9 million, at December 31, 1997, from $243.8 million, at December 31, 1996. The increase was largely attributed to the Tewksbury office which was opened in October of 1997 and strong growth in our existing more established branches.

Total borrowings consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings decreased by $4.3 million, or 25.5%, from December 31, 1996 to December 31, 1997. The decrease was attributed to a decrease in FHLB borrowings of $3.5 million and a decrease in repurchase agreements of $.8 million. Management from time to time will take advantage of opportunities to fund asset growth with borrowings, but on a long-term basis, the bank intends to replace a portion of its borrowings with lower cost core deposits.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 1997 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations. For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 1997, see note 9, "Stockholders' Equity", in the notes to the accompanying consolidated financial statements of the company.

Results of Operations

The company's results of operations depend primarily on the results of operations of the bank. The bank's results of operations depend primarily on the bank's net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the provision for loan losses. Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accrual loans and changes in interest rates. The provision for loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of net charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by the bank's non-interest income, which consists primarily of deposit account fees, trust fees, and gains and losses on sales of securities and loans, and the bank's level of non-interest expense and income taxes.

General

The company had net income during 1997 of $2.9 million or $1.85 per share and $1.81 per share on a basic basis and fully diluted basis, respectively, compared with net income for 1996 of $2.4 million, or $1.53 per share and $1.51 per share on a basic basis and fully diluted basis, respectively. The increase of net income of $.5 million, or 20.7%, was primarily a result of an increase in net interest income of $2.6 million caused by an increase in interest earning assets. The increase in net interest income was partially offset by increases in non-interest expenses of $1.8 million which was primarily due to the increased costs associated with operating the Tewksbury branch for the first full year, the start up of the Dracut branch in November of 1997 and the increased overhead associated with the overall growth of the bank.

Net Interest Income

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 1997, 1996 and 1995.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the year ended December 31, 1997, and 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                          December 31,
                        -----------------------------------------------------------------------------------
                                       1997 vs. 1996                           1996 vs. 1995
                        ---------------------------------------   -----------------------------------------
                                               Rate/                                     Rate/
($ in thousands)        Volume       Rate     Volume     Total     Volume     Rate      Volume      Total
                        ------    --------   --------   -------   --------   -------    -------    --------
Interest Income
     Loans              $ 3,299   $  (133)   $   (35)   $ 3,131   $   986    $   173    $    15    $ 1,174
     Investments            709       143        (21)       831     3,549        (13)      (107)     3,429
     Federal funds            8        (4)        (1)         3      (363)        (6)         4       (365)
                        -------   -------    -------    -------   -------    -------    -------    -------
         Total            4,016         6        (57)     3,965     4,172        154        (88)     4,238
                        -------   -------    -------    -------   -------    -------    -------    -------
Interest Expense
     Savings/NOW/MM         429        83         19        531       364       (121)       (26)       217
     Time deposits          842      (172)       (26)       644     2,339         92         70      2,501
     Other borrowings       175        (4)        (1)       170       (91)      (124)        13       (202)
                        -------   -------    -------    -------   -------    -------    -------    -------
         Total            1,446       (93)        (8)     1,345     2,612       (153)        57      2,516
                        -------   -------    -------    -------   -------    -------    -------    -------
Change in net
     interest income    $ 2,570   $    99    $   (49)   $ 2,620   $ 1,560    $   307    $  (145)   $ 1,722
                        =======   =======    =======    =======   =======    =======    =======    =======

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                     Year Ended December 31, 1997     Year Ended December 31, 1996      Year Ended December 31, 1995
                                     -----------------------------    -----------------------------    -----------------------------
                                                           Average                         Average                          Average
                                     Average              Interest    Average              Interest    Average              Interest
                                     Balance    Interest   Rate(4)    Balance   Interest   Rate(4)     Balance   Interest   Rate(4)
                                     -------    --------  --------    -------   --------   --------    -------   --------   --------
($ in thousands)
Assets:

  Loans (1)(2)                        $162,594   $ 15,597    9.59%    $128,572   $ 12,466     9.70%    $118,248   $ 11,292    9.55%
  Investment securities (4)            121,401      7,584    6.54      110,338      6,753     6.41       55,140      3,324    6.43
  Federal funds sold                     2,615        141    5.39        2,476        138     5.57        8,918        503    5.64
                                      --------   --------             --------   --------              --------   --------
    Total interest earnings assets     286,610     23,322    8.26%     241,386     19,357     8.15%     182,306     15,119    8.41%
                                                 --------                        --------                         --------
  Other assets (3)                      19,987                          14,367                            9,255
                                      --------                        --------                         --------

    Total assets                      $306,597                        $255,753                         $191,561
                                      ========                        ========                         ========
Liabilities and stockholders' equity:

  Savings, NOW and money market       $104,441   $  2,452    2.35%    $ 85,368   $  1,921     2.25%    $ 70,332   $  1,704    2.42%
  Time deposits                        114,656      6,255    5.46       99,696      5,611     5.63       56,904      3,110    5.47
  Short-term borrowings                 18,290        815    4.46       14,392        645     4.48       16,125        847    5.25
                                      --------   --------             --------   --------              --------   --------
    Total deposits and borrowings      237,387      9,522    4.01%     199,456      8,177     4.10%     143,361      5,661    3.95%
                                                 --------                        --------                         --------

  Non-interest bearing deposits         45,371                          34,884                           28,215
  Other liabilities                      2,069                           1,766                            1,792
                                      --------                        --------                         --------
    Total liabilities                  284,827                         236,106                          173,368

  Stockholders' equity                  21,770                          19,647                           18,193
                                      --------                        --------                         --------


    Total liabilities and
     stockholders' equity             $306,597                        $255,753                         $191,561
                                      ========                        ========                         ========

Net interest rate spread                                     4.25%                            4.05%                           4.46%

Net interest income                              $ 13,800                        $ 11,180                         $  9,458
                                                 ========                        ========                         ========

Net yield on average earning assets                          4.94%                            4.76%                           5.31%


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

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

The bank's net interest income was $13.8 million for the year ended December 31, 1997, an increase of $2.6 million or 23.4% from $11.2 million in the year ended December 31, 1996, primarily a result of an increased interest expense from an increase in certificate of deposit, savings, NOW, money market account and other borrowing balances.

Interest income on loans increased in the year ended December 31, 1997 to $15.6 million from $12.5 million for the year ended December 31, 1996. The increase was primarily due to an increase in the average balance from $128.6 million in fiscal 1996 to $162.6 million in fiscal 1997. Partially offsetting the increase was a decrease in the average interest rate earned on the loan balances from 9.70% in 1996 to 9.59% in 1997. The decrease in the interest rate earned was attributed primarily to increased competition in the marketplace and reduction in balances in higher yielding loans.

Interest income on investments increased for the year ended December 31, 1997 to $7.6 million from $6.8 million for the year ended December 31, 1996. The increase was primarily due to an increase in the average balance from $110.3 million in fiscal 1996 to $121.4 million in fiscal 1997. Also contributing to the increase was an increase in the average interest rate earned on the investment balances from 6.41% in 1996 to 6.54% in 1997, both on a tax equivalent basis.

Interest expense on savings, NOW and money market accounts increased to $2.4 million for the year ended December 31, 1997 compared to $1.9 million for the year ended December 31, 1996. The increase was primarily due to the increase in the average balance from $85.4 million in fiscal 1996 to $104.4 million in fiscal 1997. Also contributing to the increase was an increase in the average interest rate paid from 2.25% in 1996 to 2.35% in 1997. The increase in rate was due to a change in deposit mix and an overall increase in competition.

Interest expense on time deposits increased to $6.3 million for the year ended December 31, 1997 compared to $5.6 million for the year ended December 31, 1996. The increase was due to an increase in the average balance from $99.7 million in fiscal 1996 to $114.7 million in fiscal 1997. The increase was primarily a result of a full year of certificates of deposit associated with the Tewksbury branch, as well as increased volume generated from the more established branches. The decrease in rate from 5.63% in 1996 to 5.46% in 1997 partially offset the above increase. The decline in rate was primarily a result of the run-off of higher rate certificates. Management will, from time to time, offer special programs with interest rates slightly higher than market on certificates of deposit to generate market share and penetration at the newer branches.

Interest expense on short term borrowings, including borrowings from the Federal Home Loan Bank and repurchase agreements, increased to $815,000 in fiscal 1997 from $645,000 in fiscal 1996. The increase was primarily due to an increase in the average balance. Interest rates paid on these accounts are driven by changing rates due to economic conditions as well as competition in the marketplace.

The net interest rate spread and net yield on average earning assets both increased to 4.25% and 4.94%, respectively, for the year ended December 31, 1997, from 4.05% and 4.76%, respectively, for the year ended December 31, 1996. The increase in these rates was a result of the increase in yields in the investment portfolio, an increase in the loan to deposit ratio and a decline in the bank's cost of funds.

The provision for loan losses amounted to $320,000 and $0 at December 31, 1997 and 1996, respectively. The provision reflects management's assessment of real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results. The bank's allowance for loan losses was $4.3 million at December 31, 1997. Also see discussion under "Financial Condition - Allowance for Loan Losses".

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $211,000 to $1.9 million for the year ended December 31, 1997, compared to $1.7 million for the year ended December 31, 1996. This increase was a result of an increase in deposit service fees and trust fees. The increase was partially offset by a decline in gains on sales of loans of $33,000.

Deposit fees increased approximately 27.1% in the year ended December 31, 1997, compared to the year ended December 31, 1996. The 1997 growth was primarily the result of an increase in transaction deposit accounts and activity volume.

Trust fees increased by $79,000, or 12.5%, due to an increase in trust assets under management.

Other income for the year ended December 31, 1997, was $284,000, a decrease of 8.7% or $27,000 from $311,000 in the year ended December 31, 1996, due primarily to a decline in letter of credit fees and a loss on sale of real estate owned of $23,000.

Gains (Losses) on Sales of Securities

Net losses from the sales of investment securities totaled $37,000 in 1997 versus net gains of $2,000 in 1996. The net loss was from sales of securities based on management's decision to take advantage of certain investment opportunities. The loss incurred will be fully recovered in 1998, through an increase in investment income.

Non-Interest Expense

Salaries and benefits expense totaled $6.4 million in the year ended December 31, 1997, compared with $5.2 million in 1996, an increase of $1.2 million, or 23.0%. This increase was primarily the result of the addition of staff for the Dracut branch in the third quarter of 1996, a full year's expense for the Tewksbury branch, an increase in benefit expenses and annual salary increases.

Occupancy expense was $1.6 million for the year ended December 31, 1997, compared with $1.3 million in 1996, an increase of $223,000 or 16.8% primarily due to the opening of the Tewksbury branch, in November of 1996, the Dracut branch, in October of 1997 and the leasing of additional space for the bank's training center and credit department, beginning in September of 1997.

Audit, legal and other professional expenses increased by $182,000, or 64.5%, in 1997 primarily due to the extra costs in 1997 associated with the outsourcing of the internal audit function and consulting services related to future technology, product, and growth initiatives of the bank, which were not incurred in 1996.

Advertising and public relations expenses decreased to $435,000 for the year ended December 31, 1997 from $482,000 in 1996. The decrease was primarily due to various marketing studies performed by an independent agency in 1996 which were not repeated in 1997.

Office and data processing supplies expense increased by $80,000, or 28.3%, in the year ended December 31, 1997, primarily due to additional costs incurred in 1997 relating to the opening of the Tewksbury and Dracut branches and overall growth of the bank.

Trust professional and custodial expenses increased by $5,000, or 2.2%, due to an increase in trust assets under management.

Other operating expenses increased from $1,225,000 in 1996 to $1,354,000 in 1997, or 10.5%. The increase is related to increased expenses associated with the bank's training program, insurance, maintenance costs for computer equipment, and FDIC insurance expense.

Proposed Accounting Rule Changes

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards of reporting and displaying comprehensive income, which is defined as all changes to equity except investments and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 financial statements. The company intends to report as one operating segment.

Item 7. Financial Statements


                   Index to Consolidated Financial Statements

                                                                         Page

Independent Auditors' Report                                               28

Consolidated Balance Sheets as of December 31, 1997 and 1996               29

Consolidated Statements of Income for the years ended
  December 31, 1997, 1996 and 1995                                         30

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995                     31

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995                                         32

Notes to the Consolidated Financial Statements                             34

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiary at December_31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





January 8, 1998
Boston, Massachusetts

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996

($ in thousands)                                                       1997      1996
                                                                    --------   --------
          Assets

Cash and cash equivalents:
       Cash and due from banks (Note 14)                            $ 19,779     14,508
       Daily federal funds sold                                        3,775         --
                                                                    --------   --------
          Total cash and cash equivalents                             23,554         --
                                                                    --------   --------

Investment securities at fair value (Notes 2 and 8)                  112,886    119,396
Loans, less allowance for loan losses of $4,290
       in 1997 and $3,895 in 1996 (Notes 3 and 8)                    176,294    140,425
Premises and equipment (Note 4)                                        4,079      3,389
Accrued interest receivable (Note 5)                                   2,971      2,700
Prepaid expenses and other assets                                        645        491
Income taxes receivable                                                  220        140
Real estate acquired by foreclosure (Note 6)                             393         83
Deferred income taxes, net (Note 12)                                   1,581      1,884
                                                                    --------   --------
               Total assets                                         $322,623    283,016
                                                                    ========   ========

          Liabilities and Stockholders' Equity

Deposits (Note 7)                                                   $283,249    243,429
Short-term borrowings (Notes 2 and 8)                                 12,467     16,737
Escrow deposits of borrowers                                             612        411
Accrued expenses and other liabilities                                 1,884      1,285
Accrued interest payable                                                 566        506
                                                                    --------   --------
               Total liabilities                                     298,778    262,368
                                                                    --------   --------

Commitments and contingencies (Notes 4, 8, 13 and 14)

Stockholders' equity (Notes 1, 9 and 10):
       Preferred stock, $.01 par value; 1,000,000 shares
          authorized; no shares issued                                    --         --
       Common stock $.01 par value; 5,000,000 shares
          authorized; 1,580,217 and 1,576,192 shares issued and
          outstanding at December 31, 1997 and December 31, 1996,
          respectively                                                    16         16
       Additional paid-in capital                                     15,531     15,477
Retained earnings                                                      7,663      5,263
       Net unrealized gain (loss) on investment
          securities, net of applicable income taxes                     635       (108)
                                                                    --------   --------
               Total stockholders' equity                             23,845     20,648
                                                                    --------   --------
          Total liabilities and stockholders' equity                $322,623    283,016
                                                                    ========   ========

See accompanying notes to consolidated financial statements.


                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 1997, 1996 and 1995

($ in thousands, except per share data)                    1997             1996            1995
                                                        ---------         --------        --------
Interest and dividend income:
       Loans                                            $  15,597           12,466          11,292
       Investment securities                                7,584            6,753           3,324
Federal funds sold                                            141              138             503
                                                        ---------        ---------       ---------
               Total interest income                       23,322           19,357          15,119
                                                        ---------        ---------       ---------
Interest expense:
       Deposits                                             8,707            7,532           4,814
Borrowed funds                                                815              645             847
                                                        ---------        ---------       ---------
               Total interest expense                       9,522            8,177           5,661
                                                        ---------        ---------       ---------
               Net interest income                         13,800           11,180           9,458

Provision for loan losses (Note 3)                            320               --              --
                                                        ---------        ---------       ---------
               Net interest income after provision for
               loan losses                                 13,480           11,180           9,458
                                                        ---------        ---------       ---------
Non-interest income:
       Deposit service fees                                   900              708             559
       Trust fees                                             710              631             602
Net gains (losses) on sales of investment
          securities (Note 2)                                 (37)               2              --
       Gains on sales of loans                                 35               68             251
       Other income                                           284              311             229
                                                        ---------        ---------       ---------
               Total non-interest income                    1,892            1,720           1,641
                                                        ---------        ---------       ---------
Non-interest expense:
       Salaries and employee benefits (Note 11)             6,421            5,219           4,538
Occupancy expenses (Note 4 and 13)                          1,550            1,327           1,184
       Audit, legal and other professional fees               464              282             328
Advertising and public relations                              435              482             304
Office and data processing supplies                           363              283             425
       Trust professional and custodial expenses              228              223             183
Other operating expenses                                    1,354            1,225           1,286
                                                        ---------        ---------       ---------
          Total non-interest expense                       10,815            9,041           8,248
                                                        ---------        ---------       ---------

Income before income taxes                                  4,557            3,859           2,851
Income tax expense (Note 12)                                1,645            1,447           1,085
                                                        ---------        ---------       ---------

          Net income                                    $   2,912            2,412           1,766
                                                        =========        =========       =========

Basic earnings per share                                $    1.85             1.53            1.12
                                                        =========        =========       =========

Diluted earnings per share                              $    1.81             1.51            1.11
                                                        =========        =========       =========

Basic weighted average common shares outstanding        1,576,462        1,576,023       1,575,109
                                                        =========        =========       =========

Diluted weighted average common shares outstanding      1,612,027        1,596,864       1,586,671
                                                        =========        =========       =========

See accompanying notes to consolidated financial statements.

                                    Consolidated Statements of Changes in Stockholders' Equity

                                           Years Ended December 31, 1997, 1996 and 1995
                                                                                                        Net Unrealized
                                                                                                         Gain (Loss) on
                                                                                                           Investment
                                                                                                          Securities,
                                                                                   Additional                Net of        Total
                                                                Common Stock         Paid-in   Retained    Applicable  Stockholders'
($ in thousands)                                             Shares      Amount      Capital   Earnings      Taxes        Equity
                                                          ----------   ---------    --------   --------    ----------    ----------
Balance at December 31, 1994                              1,574,792    $   1,575    $ 13,902    $1,991       $(1,608)     $ 15,861

     Net income                                                   --          --          --     1,766            --         1,766
Common stock dividend declared ($.275 per share)                  --          --          --      (433)           --          (433)
     Stock options exercised (Note 10)                         1,100           1          11        --            --            12
Change in net unrealized gain (loss) on investment
        securities, net of applicable income taxes                --          --          --        --         1,760         1,760
                                                          ----------    --------    --------    ------       -------      --------

Balance at December 31, 1995                               1,575,892       1,576      13,913     3,324           152        18,966

     Net income                                                   --          --          --     2,412            --         2,412
     Common stock dividend declared ($.30 per share)              --          --          --      (473)           --          (473)
     Stock options exercised before reorganization
        (Note 10)                                                125          --           1        --            --             1
     Exchange of Enterprise Bank and Trust stock for
        Enterprise Bancorp, Inc. stock (Note 1)           (1,576,017)     (1,576)    (13,914)       --            --       (15,491)
Issuance of $.01 par Enterprise Bancorp, Inc.
        stock (Note 1)                                     1,576,017          16      15,475        --            --        15,491
     Stock options exercised after reorganization
        (Note 10)                                                175          --           2        --            --             2
     Change in net unrealized gain (loss) on investment
        securities, net of applicable income taxes                --          --          --        --          (260)         (260)
                                                          ----------    --------    --------    ------       -------      --------

Balance at December 31, 1996                               1,576,192          16      15,477     5,263          (108)       20,648

     Net income                                                   --          --          --     2,912            --         2,912
     Common stock dividend declared ($.325 per share)             --          --          --      (512)           --          (512)
     Stock options exercised (Note 10)                         4,025          --          54        --            --            54
     Change in net unrealized gain (loss) on investment
        securities, net of applicable income taxes                --          --          --        --           743           743
                                                          ----------    --------    --------    ------       -------      --------

Balance at December 31, 1997                               1,580,217    $     16    $ 15,531    $7,663       $   635      $ 23,845
                                                          ==========    ========    ========    ======       =======      ========


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 1997, 1996 and 1995


($ in thousands)                                                 1997         1996        1995
                                                               --------     --------     -------
Cash flows from operating activities:
       Net income                                              $  2,912       2,412       1,766
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
               Provision for loan losses                            320          --          --
               Depreciation and amortization                        945         874         658
               Loss (gain) on sale of investments                    37          (2)         --
               Gain on sale of loans                                (35)        (68)       (251)
               Loss on sale of real estate                           23          --          --
               Decrease in loans held for sale, net of gain         109       1,849         115
               Increase in accrued interest receivable             (271)       (877)       (555)
               (Increase)  decrease in prepaid expenses and
                   other assets                                    (154)       (200)        (83)
               Provision  (benefit) for deferred
                   income taxes                                    (208)         47          89
               Increase in accrued expenses and
                   other liabilities                                599          84         100
               Increase  (decrease)  in accrued
                   interest payable                                  60         (43)        307
               Change in income taxes payable/receivable            (80)       (314)        106
                                                               --------    --------    --------
                   Net cash provided by operating activities      4,257       3,762       2,252
                                                               --------    --------    --------

Cash flows from investing activities:
       Proceeds from sales of investment securities               9,269       5,920          --
       Proceeds from maturities, calls and paydowns
          of investment securities                               13,901       9,237      11,488
       Purchase of investment securities                        (15,505)    (56,306)    (41,523)
       Proceeds from sales of real estate acquired
       by foreclosure                                               200          28          50
       Net increase in loans                                    (36,696)    (28,344)     (3,047)
       Additions to premises and equipment, net                  (1,573)     (1,681)     (1,562)
Purchase of real estate owned as a result of
          foreclosure/workout activities                           (100)         --          --
                                                               --------    --------    --------
                   Net cash used in investing activities        (30,504)    (71,146)    (34,594)
                                                               --------    --------    --------

Cash flows from financing activities:
       Net increase in deposits                                  39,820      47,412      62,138
       Net increase (decrease) in short-term borrowings          (4,270)      9,756     (12,637)
       Net increase (decrease) in escrow deposits
          of borrowers                                              201          33         (17)
       Cash dividends declared on common stock                     (512)       (473)       (433)
       Net proceeds from exercise of stock options                   54           2          12
                                                               --------    --------    --------
                   Net cash provided by financing activities     35,293      56,730      49,063
                                                               --------    --------    --------
Net increase (decrease) in cash and cash equivalents              9,046     (10,654)     16,721

Cash and cash equivalents at beginning of year                   14,508      25,162       8,441
                                                               --------    --------    --------
Cash and cash equivalents at end of year                       $ 23,554      14,508      25,162
                                                               ========    ========    ========

See accompanying notes to consolidated financial statements.

                                                                  (Continued)

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                  Years Ended December 31, 1997, 1996 and 1995


                                                               1997         1996       1995
                                                              ------       ------      ------

Supplemental financial data:
       Cash paid for:
          Interest on deposits and short-term borrowings      $9,480       8,233       5,355
          Income taxes                                         1,933       1,714         890

       Transfers from real estate acquired by
       foreclosure to loans                                       --         312          --

       Transfers from loans to real estate acquired
          by foreclosure                                         433           5          78


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1997, 1996 and 1995


(1) Summary of Significant Accounting Policies

         (a) Holding Company Formation - Agreement and Plan of Reorganization Enterprise Bancorp, Inc. (the "company") was organized on February 29,
1996 at the direction of Enterprise Bank and Trust Company (the "bank") for the purpose of becoming the holding company of the bank. The company entered into an Agreement and Plan of Reorganization with the bank dated as of February 29, 1996 (the "Plan of Reorganization"). On July 26, 1996, pursuant to the Plan of Reorganization, the company acquired all of the outstanding common stock, $1.00 par value, of the bank in a share-for-share exchange for common stock of the company (the "Reorganization"). Upon the effectiveness of the Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became the shareholders of the company.

         At the time of its organization the company's Articles of Organization provided for 500,000 shares of common stock, $.01 par value, and 10,000 shares of preferred stock, $.01 par value. On July 17, 1996, the Articles of Organization of the company were amended to increase the company's authorized capital to 1,000,000 shares of preferred stock, $.01 par value, and 5,000,000 shares of common stock, $.01 par value.

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

         The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System. The Massachusetts Commissioner of Banks also retains supervisory jurisdiction over the company. To the extent that the accompanying financial statements contain information as of a date or for a period prior to July 26, 1996, such information pertains to the bank. The company had no material assets or operations prior to completion of the Reorganizations on July 26, 1996.

         Enterprise Bank and Trust Company is a Massachusetts trust company which commenced banking operations on January 3, 1989. The bank's main office is located at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. Branch offices were opened in Chelmsford, Massachusetts in June of 1993, Leominster, Massachusetts in May of 1995, Billerica, Massachusetts in June of 1995, Tewksbury, Massachusetts in October of 1996 and Dracut, Massachusetts in November of 1997. The bank's deposit-gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

         The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         In preparing the financial statements, management is required to make estimates and assumptions that affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years. Actual results, particularly regarding the estimate of the allowance for loan losses may differ significantly from these estimates.

         (c) Investment Securities
         Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized gains and losses on investments available for sale, net of applicable income taxes, are reflected as a component of stockholders' equity. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 1997 and 1996, all of the company's investment securities were classified as available for sale and carried at fair value.

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

         Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. Loan origination fees received are offset with direct loan origination costs and are deferred and amortized over the life of the related loans using the level-yield method or are recognized in income when the related loans are sold or paid-off.

         Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Payments received on loans in a non-accrual status are generally applied to principal.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

         Effective January 1, 1997, the company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is applied prospectively. However, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS No. 125", requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Earlier or retrospective application of this Statement is not permitted. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a significant effect on the company's financial position or results of operations. The adoption of SFAS No. 127 is not expected to have a material effect on the company's financial statements.

         (e) Allowance for Loan Losses
         The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

         The determination of the adequacy of the allowance is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality, and assumptions about the economic environment in which the bank operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem loans. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-offs, delinquency and non-performing loan data, peer group data, forecasts of economic conditions and the overall banking environment. These reviews are dependent upon estimates, appraisals, and judgments, which can change quickly because of changing economic conditions and the management's perception as to how these conditions affect the debtors' economic prospects.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         Impaired loans are individually significant commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with contractual terms. Impaired loans are accounted for, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged-off when management believes that the collectability of the loan's principal is remote.

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

       (i) Stock Options
         The company measures compensation cost for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the company's common stock.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (j) Trust Assets
         Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company. Trust assets under management at December 31, 1997 and 1996 totaled $165.7 million and $126.3 million, respectively. Income from trust activities is reported on an accrual basis.

       (k) Earnings Per Share
         For 1997, the company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 simplifies the standard for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The statement replaces the presentation of primary EPS with basic EPS, requires dual presentation of basic and diluted EPS on the face of the statement of income, and requires a reconciliation or explanation of the numerator and denominator of the diluted EPS computation. The adoption of this pronouncement also requires restatement of all prior years EPS data presented.

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 35,565, 20,841 and 11,562 for the years ended December 31, 1997, 1996 and 1995, respectively.

       (l) Other Accounting Rule Changes
         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, "Disclosure of Information about Capital Structure", which is effective for 1997 financial statements. These financial statements currently comply with the provisions of this statement.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards of reporting and displaying comprehensive income, which is defined as all changes to equity except investments and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for the 1998 financial statements.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 financial statements. The company intends to report as one operating segment.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(2) Investment Securities

         The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                 1997
                                         --------------------------------------------------------
                                         Amortized      Unrealized      Unrealized        Fair
       ($ in thousands)                    cost            gains         losses           value
                                         ---------      ----------      ----------       --------
U.S. agency obligations                  $ 53,998             616             117          54,497
U.S. treasury obligations                  28,100             242               8          28,334
U.S. agency mortgage-backed securities     12,416             126              78          12,464
Municipal obligations                      14,344             287               1          14,630
                                         --------        --------        --------        --------
       Total bonds and obligations        108,858           1,271             204         109,925
Federal Home Loan Bank stock, at cost       2,961              --              --           2,961
                                         --------        --------        --------        --------
       Total investment securities       $111,819           1,271             204         112,886
                                         ========        ========        ========        ========
                                                                 1996
                                         --------------------------------------------------------
                                         Amortized      Unrealized      Unrealized        Fair
       ($ in thousands)                    cost            gains         losses           value
                                         ---------      ----------      ----------       --------
U.S. agency obligations                  $ 61,156             437             638          60,955
U.S. treasury obligations                  31,232             156             158          31,230
U.S. agency mortgage-backed securities     11,854              80             174          11,760
Municipal obligations                      12,380             165              55          12,490
                                         --------        --------        --------        --------
       Total bonds and obligations        116,622             838           1,025         116,435
Federal Home Loan Bank stock, at cost       2,961              --              --           2,961
                                         --------        --------        --------        --------
       Total investment securities       $119,583             838           1,025         119,396
                                         ========        ========        ========        ========

         Included in U.S. agency securities are investments with callable features that can be called prior to final maturity with fair values of $43,495,000 and $48,821,000, at December 31, 1997 and 1996, respectively.
Included in U.S. agency mortgage-backed securities are collateralized mortgage-backed obligations with fair values of $12,003,000 and $11,139,000 at December 31, 1997 and 1996, respectively.

         At December 31, 1997, securities with a fair value of $13,024,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,570,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 1996, securities with a fair value of $15,740,000 were pledged as collateral for short-term borrowings (Note_8) and securities with a fair value of $2,007,000 were pledged as collateral for treasury, tax and loan deposits.

         The contractual maturity distribution of total bonds and obligations at December 31, 1997 is as follows:
                                    Amortized              Fair
 ($ in thousands)                    Cost      Percent     Value     Percent
                                   ---------   -------  ----------  --------
 Within one year                    $  8,181     7.5%      8,210      7.5%
 After one but within three years     32,115    29.5      32,212     29.3
 After three but within five years    20,638    19.0      21,016     19.1
 After five but within ten years      35,198    32.3      35,785     32.5
 After ten years                      12,726    11.7      12,702     11.6
                                    --------   -----      ------    -----
                                    $108,858   100.0%    109,925    100.0%
                                    ========   =====      ======    =====
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

         Sales and calls of investment securities for the years ended December 31, 1997, 1996, and 1995 are summarized as follows:

($ in thousands)                              1997       1996      1995
                                              ----       ----      ----

Book value of securities sold or called    $ 19,725     11,059       --
Gross realized gains on sales/calls              16         50       --
Gross realized losses on sales/calls            (53)       (48)      --
                                           --------    -------     ----
   Total proceeds from sales or
        calls of investment securities     $ 19,688     11,061       --
                                           ========    =======     ====

(3)    Loans and Loans Held for Sale

       Major classifications of loans and loans held for sale at December 31, are as follows:

       ($ in thousands)                                  1997         1996
                                                         ----         ----
Real estate:
   Commercial                                         $  66,836       52,378
   Construction                                          13,149        6,474
   Residential                                           42,648       35,844
Residential loans held for sale                              --           74
                                                      ---------    ---------
        Total real estate                               122,633       94,770

Commercial                                               42,202       38,202
Home equity                                              12,203        8,255
Consumer                                                  4,657        4,043
                                                      ---------    ---------
        Total loans                                     181,695      145,270

Deferred loan origination fees                           (1,111)        (950)
Allowance for loan losses                                (4,290)      (3,895)
                                                      ---------    ---------

        Net loans and loans held for sale             $ 176,294      140,425
                                                      =========    =========

         Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 1997, and 1996, the outstanding loan balances to directors and officers of the company and their associates was $2,315,000 and $1,815,000, respectively. Unadvanced portions of lines of credit available to directors and officers were $1,422,000 and $850,000, as of December 31, 1997 and 1996,
respectively. During 1997, new loans and net increases in loan balances on lines of credit under existing commitments of $963,000 were made and principal paydowns of $463,000 were received. All loans to these related parties are current.

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


Non-accrual loans at December 31, are summarized as follows:

       ($ in thousands)                     1997            1996
                                          -------          ------

Real estate                               $  360            1,258
Commercial                                   400              491
Consumer, including home equity              283              488
                                          ------           ------
     Total non-accrual                    $1,043            2,237
                                          ======           ======

         There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 1997, 1996 and 1995. The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

($ in thousands)                                  1997      1996      1995
                                                  ----      ----      ----

Income in accordance with original loan terms     $427       428       316
Income recognized                                  185       122        90
                                                  ----      ----      ----
   Reduction in interest income                   $242       306       226
                                                  ====      ====      ====


         At December 31, 1997 and 1996, total impaired loans were $1,567,000 and $1,296,000, respectively. In the opinion of management, impaired loans with a book value of $295,000 required allocated reserves of $50,000 at December 31, 1997, and impaired loans with a book value $211,000 required allocated reserves of $50,000, at December 31, 1996. All of the $1,567,000 of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 1997 and 1996, the average recorded value of impaired loans was $1,823,000 and $1,197,000, respectively. Included in the reduction in interest income in the table above is $105,000 and $141,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 1997 and 1996, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired

         Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

($ in thousands)                                1997         1996         1995
                                              -------       ------       ------
Balance at beginning of year                  $ 3,895        4,107        4,341

   Provision charged to operations                320           --           --
   Loan recoveries                                376           32          171
   Loans charged-off                             (301)        (244)        (405)
                                              -------       ------       ------
Balance at end of year                        $ 4,290        3,895        4,107
                                              =======       ======       ======

         At December 31, 1997, 1996 and 1995, the bank was servicing mortgage loans sold to investors amounting to $27,307,000, $29,427,000 and $32,013,000, respectively.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(4) Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

($ in thousands)                                             1997         1996
                                                           -------      -------

Land                                                       $   270          270
Buildings and leasehold improvements                         3,676        2,831
Computer software and equipment                              3,061        2,548
Furniture, fixtures and equipment                            1,701        1,486
                                                           -------      -------
                                                             8,708        7,135
Less accumulated depreciation and amortization              (4,629)      (3,746)
                                                           -------      -------

                                                           $ 4,079        3,389
                                                           =======      =======

         The company is obligated under various non-cancelable operating leases some of which provide for periodic adjustments. At December 31, 1997 minimum lease payments for these operating leases were as follows:

        ($ in thousands)
         Payable in:
              1998                                              $    369
              1999                                                   374
            2000                                                     229
              2001                                                   121
              Thereafter                                              97
                                                                --------
              Total minimum lease payments                      $  1,190
                                                                ========

         Total rent expense for the years ended December 31, 1997, 1996 and 1995 amounted to $292,000, $240,000, and $198,000, respectively.

(5)    Accrued Interest Receivable

       Accrued interest receivable consists of the following at December 31:

       ($ in thousands)                                       1997         1996
                                                             ------       ------

Investments                                                  $1,756        1,802
Loans and loans held for sale                                 1,215          898
                                                             ------       ------

                                                             $2,971        2,700
                                                             ======       ======

(6)    Real Estate Acquired by Foreclosure

         Real estate acquired by foreclosure is comprised of commercial real estate properties of $393,000 and $83,000 at December 31, 1997 and 1996, respectively. An analysis of real estate acquired by foreclosure for the years ended December 31, is as follows:

($ in thousands)                                              1997         1996
                                                             ------       ------

Balance at beginning of year                                 $  83          418
   Acquisitions as a result of foreclosures                    533            5
   Sales proceeds and principal repayments,
        net of loss on sale                                   (223)         (28)
   Transfer to loans                                            --         (312)
                                                             -----        -----

Balance at end of year                                       $ 393           83
                                                             =====        =====

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


 (7)   Deposits

       Deposits at December 31, are summarized as follows:

($ in thousands)                                          1997          1996
                                                        --------      --------

Demand                                                  $ 51,411        42,528
Savings                                                   19,909        18,436
NOW                                                       66,634        51,944
Money market                                              29,943        26,290
Time deposits less than $100,000                          73,907        75,499
Time deposits of $100,000 or more                         41,445        28,732
                                                        --------      --------

                                                        $283,249       243,429
                                                        ========      ========

         Interest expense on time deposits with balances of $100,000 or more amounted to $2,097,000 in 1997, $1,560,000 in 1996, and $913,000 in 1995.

         The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 1997:

                                                     Less     Greater
                                                     than      than
($ in thousands)                                   $100,000  $100,000     Total
                                                   --------  --------    -------

Due in less than three months                      $22,327     27,280     49,607
Due in over three through twelve months             36,044     11,542     47,586
Due in twelve months through thirty months          15,536      2,623     18,159
                                                   -------    -------    -------
                                                   $73,907     41,445    115,352
                                                   =======    =======    =======

(8)    Short-Term Borrowings

       Borrowed funds at December 31, are summarized as follows:

                                               1997                    1996             1995
                                      --------------------      ----------------  -----------------
                                                   Average               Average            Average
($ in thousands)                       Amount        Rate        Amount    Rate    Amount    Rate
                                      -------      -------      -------  -------  -------   -------
Securities sold under agreements to
   repurchase, due on demand          $11,047       3.35%       $11,824   3.81%    $6,982    3.70%
Federal Home Loan Bank of Boston
borrowings                              1,420       7.05%         4,913   7.32%        --      --
                                      -------                   -------            ------

                                      $12,467       3.77%       $16,737   4.84%    $6,982    3.70%
                                      =======                   =======            ======


         Securities sold under agreement to repurchase averaged $13,864,000, $7,855,000, and $6,763,000 during 1997, 1996 and 1995, respectively. Maximum amounts outstanding at any month end during 1997, 1996, and 1995 were $19,398,000, $11,824,000, and $9,451,000, respectively. The average cost of repurchase agreements was 4.07%, 3.54%, and 3.70% during fiscal 1997, 1996, and 1995, respectively.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March, 1994. FHLB borrowings averaged $4,426,000, $6,537,000, and $9,363,000 during 1997, 1996, and 1995, respectively. Maximum amounts outstanding at any month end during 1997, 1996, and 1995 were $10,372,000, $13,043,000, and $20,958,000, respectively. The average cost of FHLB borrowings was 5.68%, 5.62% and 6.37% during fiscal 1997, 1996, and 1995, respectively. Borrowings from the FHLB are secured by FHLB stock, 1-4 family owner occupied residential loans and the bank's investment portfolio not otherwise pledged.

         As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 1997, the bank had the capacity to borrow up to approximately $77,500,000 from the FHLB.

         FHLB borrowings outstanding at December 31, 1997 consisted entirely of overnight borrowings.

(9) Stockholders' Equity

         Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding Preferred Stock.

         Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 1997.

         The  company  is subject to  various  regulatory  capital  requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate or result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the company's financial statements. Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the bank, the company must meet specific capital guidelines that involve quantitative measures of the company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The company's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1997, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                    Minimum Capital          Minimum Capital
                                                                     For Capital                  To Be
                                              Actual               Adequacy Purposes        Well Capitalized
                                       -------------------        ------------------       ------------------
($ in thousands)                        Amount      Ratio          Amount     Ratio         Amount     Ratio
                                       -------     -------        --------   -------       -------     ------
   As of December 31, 1997:
Total Capital
   (to risk weighted assets)           $25,686      13.23%        $15,536     8.0%         $19,420     10.0%

Tier 1 Capital
(to risk weighted assets)               23,183      11.94%          7,768     4.0%          11,652      6.0%

Tier 1 Capital*
   (to average assets)                  23,183       7.21%         12,868     4.0%          16,086      5.0%

                                                                    Minimum Capital          Minimum Capital
                                                                     For Capital                  To Be
                                              Actual               Adequacy Purposes        Well Capitalized
                                       -------------------        ------------------       ------------------
($ in thousands)                        Amount      Ratio          Amount     Ratio         Amount     Ratio
                                       -------     -------        --------   -------       -------     ------
    As of December 31, 1996:
Total Capital
   (to risk weighted assets)           $24,591      15.43%        $12,751     8.0%         $15,939     10.0%

Tier 1 Capital
(to risk weighted assets)               20,696      12.98%          6,375     4.0%           9,563      6.0%

Tier 1 Capital*
   (to average assets)                  20,696       7.42%         11,155     4.0%          13,944      5.0%

*        For the bank to qualify as "well  capitalized",  it must also maintain a leverage  capital ratio (Tier 1 capital to average assets)  of at least  5%.  This  requirement  does not apply to the  company  and is  reflected  in the  table  merely  for informational purposes with respect to the bank.

         Neither the company or the bank may declare or pay dividends on its stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

(10) Stock Option Plan

         The board of directors of the bank adopted a 1988 Stock Option Plan (the "1988 plan"), which was approved by the shareholders of the bank in 1989. The 1988 plan permits the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 153,902 shares of common stock. Any shares of common stock reserved for issuance pursuant to options granted under the 1988 plan which are returned to the company unexercised shall remain available for issuance under the 1988 plan. The 1988 plan was assumed by and became effective under the company after the completion of the Reorganization discussed in Note 1.

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

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

         All options granted thus far are exercisable at the rate of 25% a year and all such options expire 10 years from the date of grant. All options granted thus far are categorized as incentive stock options. Stock option transactions are summarized as follows:

                                             1997                   1996                      1995
                                     -------------------     --------------------      -------------------
                                                Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                                                Exercise                 Exercise                 Exercise
                                      Shares     Price        Shares      Price        Shares      Price
                                     -------    --------     --------   ---------      -------   ---------
Outstanding at beginning of year     127,650    $12.14        102,050    $ 11.65        78,100     $11.04
   Granted                            25,450     18.00         26,300      14.00        25,650      13.50
   Exercised                          (4,025)    13.44           (300)     11.34        (1,100)     11.00
   Forfeited                            (700)    13.57           (400)     12.00          (600)     12.00
                                     -------                  -------                  -------
Outstanding at end of year           148,375     13.10        127,650      12.14       102,050      11.65
                                     =======                  =======                  =======
Exercisable at end of year            92,675     11.52         81,562      11.22        74,650      11.01
Shares reserved for future grants        102                   24,852                   50,752

         A summary of options outstanding and exercisable by exercise price as of December 31, 1997 follows:
                                      Outstanding             Exercisable
                              ----------------------------    -----------
                                                 Wtd. Avg.
                                                 Remaining
     Exercise Price           # Shares             Life        # Shares
     --------------           --------           ---------     --------
        $11.00                 73,500              2.51         73,500
        $12.00                  2,300              6.35          2,031
        $13.50                 21,450              7.52         10,725
        $14.00                 25,675              8.51          6,419
        $18.00                 25,450              9.50           --
                              -------              ----        -------
                              148,375              5.53         92,675
                              =======              ====        =======

         The company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

 ($ in thousands, except per share data)          1997        1996      1995
                                                -------      ------     -----
Net income as reported                          $ 2,912      2,412      1,766
Pro forma net income                              2,840      2,371      1,755

Basic earnings per share as reported               1.85       1.53       1.12
Pro forma basic earnings per share                 1.80       1.50       1.11

Fully diluted earnings per share as reported       1.81       1.51       1.11
Pro forma fully diluted earnings per share         1.76       1.49       1.11

         Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating the compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above since options granted prior to January 1, 1995 are not considered. The per share weighted average fair value of stock options issued in 1997, 1996 and 1995, was determined to be $5.76, $4.48, and $4.32, respectively. The fair value of the options was determined to be 32% of the market value of the stock at the date of grant. The value was based on consultation with compensation consultants hired by the company and subsequent validation by management using a binomial distribution model in 1997. The assumptions used in the model for risk-free interest rate, expected volatility and expected life in years were 5.8%, 15.0%, and 8 years, respectively.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(11) Employee Benefit Plans
         401(k) Defined Contribution Plan
         The company has a 401(k) defined-contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for the 1997, 1996 and 1995 calendar years was 84%, 50% and 50%, respectively, up to the first 6% contributed by the employee. The increase from 50% in 1996 to 84% in 1997 was a result of an additional match due to favorable performance in the Employee Bonus Program as discussed below. The company's expense for the 401(k) plan match for the years ended December 31, 1997, 1996 and 1995 was $186,000, $87,000 and $92,000,
respectively.

         Employees working a minimum of 20 hours per week and at least 21 years of age are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

         Employee Bonus Program
         The company implemented a bonus program, which includes all employees, beginning in 1995. Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. The goals and objectives include certain ratios such as return on assets, return on equity, net interest margin, non-interest expense and income to assets, non-accrual loans to total loans and the overall growth of the bank's loan and deposit balances. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending in which group the employee falls into including: vice presidents and above, officers, and non-officer employees. In 1997, 1996 and 1995, gross payments charged to salaries and benefits expense under the plan were $589,000, $402,000 and $363,000, respectively. In addition to the $589,000 increase in gross salaries, the bank also increased the employer contribution to the 401(k) plan by $79,000, or an additional 34% of employee contributions up to the first 6% contributed by the employee. The $79,000 increase on employer match on the company's 401(k) plan is also included in salaries and benefits for 1997.

       Supplemental Cash Bonus Plan
         The company established a supplemental cash bonus plan for certain executive officers. The goals, objectives and pay-out schedule of this plan were approved by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus pay-out to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 1997 and 1996, $70,000 and $52,000, respectively, was charged to salaries and benefits under this plan.

       Split-Dollar Plan
         The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996. This plan provides for the company to fund the purchase of a cash value life insurance policy owned by the executive. The company accounts for the premiums paid as an interest free loan. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums of $144,000 are due until 2004 under the current plan. The amount charged to expense for these benefits was $31,000 and $11,518, in 1997 and 1996, respectively.
                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(12) Income Taxes

         The components of income tax expense for the years ended December 31 were calculated using the liability method as follows:

($ in thousands)                                 1997      1996       1995
                                               -------    -------   -------
Current tax expense:
   Federal                                     $ 1,389      1,033       733
   State                                           464        367       263
                                               -------    -------   -------
        Total current tax expense                1,853      1,400       996
                                               -------    -------   -------
Deferred tax expense (benefit):
   Federal                                        (155)        35       (12)
   State                                           (53)        12       101
                                               -------    -------   -------
        Total deferred tax expense (benefit)      (208)        47        89
                                               -------    -------   -------
        Total income tax expense               $ 1,645      1,447     1,085
                                               =======    =======   =======

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                       1997                      1996                     1995
                                  ------------------     --------------------     ------------------
($ in thousands)                   Amount       %         Amount        %          Amount       %
                                  --------    ------     --------     -------     -------     ------
Computed income tax expense
   at statutory rate              $ 1,549      34.0%      $ 1,312      34.0%      $   969      34.0%
State income taxes, net of
   federal tax benefit                271       5.9%          250       6.5%          240       8.4%
Municipal bond interest              (215)     (4.7%)        (195)     (5.1%)        (139)     (4.8%)
Other                                  40        .9%           80       2.1%           15       0.5%
                                  --------    ------     --------     ------      -------     ------
Income tax expense                $ 1,645      36.1       $ 1,447      37.5%      $ 1,085      38.1%
                                  ========    ======     ========     ======      =======     ======

         At December 31, 1997 and December 31, 1996, the tax effects of each type of income and expense item that give rise to deferred taxes are:

($ in thousands)                                    1997     1996
                                                  -------  -------
Deferred tax asset:
   Allowance for loan losses                      $1,611    1,473
   Depreciation                                      316      242
   Deferred loan fees                                 61       61
   Net unrealized loss on investment securities       --       79
   Other                                              25       29
                                                  ------   ------
        Total                                      2,013    1,884

Deferred tax liability:
   Net unrealized gain on investment securities      432       --
                                                  ------   ------
Net deferred tax asset                            $1,581    1,884
                                                  ======   ======

         At December 31, 1997, the net Federal deferred tax asset of $1,157,000 is supported by recoverable income taxes of approximately $3,196,000. The company needs to generate approximately $4,089,000 of future net taxable income to realize the state deferred tax asset of $424,000 as of December 31, 1997. There was no valuation allowance for the deferred tax asset at December 31, 1997 and 1996. Management believes that the net deferred income tax asset at December 31, 1997 is an amount that will more likely than not be realized.
                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(13) Related Party Transactions

         The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which include various bank officers and directors. The maximum remaining term of the leases including options is for 13_years.

         Total amounts paid to the realty trusts for the years ended December 31, 1997, 1996 and 1995, were $230,000, $170,000 and $221,000, respectively.


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

         Financial instruments with off-balance sheet credit risk at December 31, 1997 and 1996, are as follows:

($ in thousands)                                      1997           1996
                                                    -------        -------
Commitments to originate loans                      $15,577         12,640
Standby letters of credit                             3,267          3,709
Unadvanced portions of consumer loans
   (including credit card loans)                      4,502          3,975
Unadvanced portions of construction loans             7,204          2,363
Unadvanced portions of home equity loans             10,046          6,624
Unadvanced portions of commercial lines of credit    24,345         18,036

         Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include secured interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

         The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December_31, 1997 and 1996, the company had commitments to sell loans totaling $0 and $492,000, respectively.

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

         As a nonmember of the Federal Reserve System, the bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $5,887,000 at December 31, 1997, and approximately $2,861,000 at December_31, 1996.

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

         Loans: The fair values of loans, was determined using discounted cash flow analysis, using interest rates currently being offered by the company. The incremental credit risk for non-accrual loans was considered in the determination of the fair value of the loans.

         The fair values of the unused portion of lines of credit and letters of credit were based on fees currently charged to enter into similar agreements and were estimated to be the fees charged. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no fair value.

         Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 1997 for similar instruments.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         Limitations: The estimates of fair value of financial instruments were based on information available at December 31, 1997 and 1996 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates were based on existing on and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate.

         In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.

                                                1997                 1996
                                       -------------------   -------------------
                                       Carrying     Fair     Carrying    Fair
($ in thousands)                         Amount     Value     Amount     Value
                                       --------    -------   --------   --------

Financial assets:
       Cash and cash equivalents       $ 23,554     23,554     14,508     14,508
Investment securities                   112,886    112,886    119,396    119,396
       Loans, net                       176,294    180,280    140,425    143,802
       Accrued interest receivable        2,971      2,971      2,700      2,700

Financial liabilities:
Non-interest bearing demand deposits     51,411     51,411     42,528     42,528
       Savings, NOW and money market    116,486    116,486     96,670     96,670
Time deposits                           115,352    115,653    104,231    104,758
       Short-term borrowings             12,467     12,467     16,737     16,737
Escrow deposit of borrowers                 612        612        411        411
       Accrued interest payable             566        566        506        506

                                                                    (Continued)
                                       51

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


 (16) Parent Company Only Financial Statements

       A statement of income and statement of cash flows for 1995 is not presented as the company was formed on July 26, 1996.

                                  Balance Sheet

                                                           December 31,
                                                     ----------------------
($ in thousands)                                       1997           1996
                                                     -------        -------

   Assets

Cash and due from subsidiary                         $   106             52
Investment in subsidiary                              23,739         20,596
                                                     -------        -------
        Total assets                                 $23,845         20,648
                                                     =======        =======

   Liabilities and Stockholders' Equity

Preferred stock, par value $.01 per share,
   1,000,000 shares authorized  No shares
   issued                                            $    --             --
Common stock, par value $.01 per share,
   5,000,000 shares authorized; 1,580,217 and
   1,576,192 shares issued and outstanding at
   December 31, 1997 and 1996, respectively               16             16
Additional paid-in capital                            15,531         15,477
Retained earnings                                      7,663          5,263
Net unrealized gain (loss) on investment
   securities available for sale, net                    635           (108)
                                                     -------        -------
        Total liabilities and stockholder's equity   $23,845         20,648
                                                     =======        =======

                               Statement of Income

                                                       For the years ended
                                                           December 31,
                                                     ----------------------
($ in thousands)                                       1997           1996
                                                     ------          ------


Undistributed equity in net income of
   subsidiary                                        $2,400           2,412
Dividends received from subsidiary                      512            --
                                                     ------          ------

Net income                                           $2,912           2,412
                                                     ======          ======


                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


                             Statement of Cash Flows

                                                            For the years ended
                                                                December 31,
                                                            -------------------
 ($ in thousands)                                             1997       1996
                                                            -------    --------

Cash flows from operating activities:
   Net income                                               $ 2,912      2,412
   Undistributed equity in net income of subsidiary          (2,400)    (2,412)
                                                            -------    -------
           Net cash provided by operating activities            512         --
                                                            -------    -------

Cash flows from financing activities:
   Net proceeds from exercise of stock options                   54          2
   Initial capitalization of holding company
        from the bank                                            --         50
   Dividends paid                                              (512)        --
                                                            -------    -------
           Net cash provided by financing activities           (458)        52
                                                            -------    -------

Net increase in cash and cash equivalents                        54         52

           Cash and cash equivalents, beginning of period        52         --
                                                            -------    -------

           Cash and cash equivalents, end of period         $   106         52
                                                            =======    =======


Cash and cash equivalents includes cash and due from subsidiary.


                                                                    (Continued)

(17) Recent Developments - Adoption of Shareholders Rights Plan

         On January, 13, 1998, the company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock, pursuant to a Rights Agreement dated January 13, 1998 between the company and the bank as rights agent. The distribution was payable to stockholders of record as of the close of business on January 20, 1998. Each Right entitles the holder thereof to purchase under certain circumstances one-one hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $0.01 per share, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company, at a purchase price of $75 per one-one hundredth of a preferred share, subject to adjustment.

         The Rights are not exercisable and remain attached to the shares of common stock until the earlier of (i) 10 business days (or such later date as the company's Board of Directors may determine) following public announcement by the company that a person or group of affiliated or associated persons, with certain exceptions (an "Acquiring Person"), has acquired, or has obtained the right to acquire, beneficial ownership of 10% or more of the outstanding shares of common stock (the date of such announcement being the "Stock Acquisition Date") or (ii) 10 business days (or such later date as the company's Board of Directors may determine) following the commencement of a tender offer or exchange offer that would result in a person becoming an Acquiring Person.

         In the event that a person becomes an Acquiring Person (except persuant to a tender or exchange offer for all outstanding shares of common stock at a price and on terms which a majority of the company's Outside Directors (as defined in the Rights Agreement) determines to be fair to and otherwise in the best interest of the company and its shareholders (a "fair offer")), each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise of such Right, shares of common stock (or in certain circumstances, cash, property or other securities of the company) having a current market price equal to two times the exercise price of the Right. In the event that, at any time on or after a Stock Acquisition Date, (i) the company takes part in a merger or other business combination transaction (other than certain mergers that follow a fair offer) and the company is not the surviving entity or (ii) the company takes part in a merger or other business combination transaction in which the shares of common stock are changed or exchanged (other than certain mergers that follow a fair offer) or (iii) 50% or more of the company's assets or earning power are sold or transferred, each holder of a Right (other than an Acquiring Person) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company having a current market price equal to two times the exercise price of the Right. At any time until 10 business days following a Stock Acquisition Date, the company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right. The Rights will expire at the close of business of January 13, 2008 unless earlier redeemed or exchanged by the company. The Rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of the company. Any future holders of shares of Series A Junior Participating Preferred Stock would be entitled to preferred rights with respect to dividends, voting and liquidation.

Item  8.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and
Financial Disclosure       None

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons
         (a) Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 5, 1998, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.



Directors of the Company

George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President of the Company; President, Chief Operating Officer and
Chief Lending Officer of the Bank

Walter L. Armstrong
Executive Vice President of the Bank

Kenneth S. Ansin
President and Chief Executive Officer, L.B. Evans Company;
President and Chief Executive Officer of  Ansewn Shoe Company

Gerald G. Bousquet, M.D.
Physician; director and partner in several health care facilities

Kathleen M. Bradley
Former owner, Westford Sports Center, Inc.

James F. Conway, III
Chairman, Chief Executive Officer and President
Courier Corporation, a commercial printing company

Nancy L. Donahue
Chair of the Board of Trustees, Merrimack Repertory Theatre

Lucy A. Flynn
Senior Vice President, Wang Laboratories, a computer service company

Eric W. Hanson
Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

Arnold S. Lerner
Partner in WLLH Radio (Lowell) and in several other radio stations; Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimac Travel and Action Six Travel Network

Additional Executive Officers of the Company

Name                                 Position


John P. Clancy, Jr.           Treasurer of the Company;  Senior Vice  President,
                              Chief  Financial  Officer,   Treasurer  and  Chief
                              Investment Officer of the Bank

Robert R. Gilman              Executive  Vice  President,   Administration,  and
                              Commercial Lender of the Bank

Stephen J. Irish              Senior Vice President,  Chief Information  Officer
                              and Chief Operations Officer of the Bank


Items 10, 11 and 12.

The information required in Items 10, 11 and 12 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 5, 1998, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Item 13.  Exhibits List and Reports on Form 8-K

Exhibit #          Exhibit Description

3.1a Articles of Incorporation of the company dated February 29, 1996, filed as an exhibit to the company's registration statement on Form 8-A filed on July 16, 1996 relating to its common stock.

3.1b Amendment to Articles of Incorporation of the company dated July 17, 1996 incorporated by reference to the form thereof filed as an exhibit to the company's registration statement of Form 8-A filed on July 16, 1996 relating to its common stock.

3.2a Bylaws of the company filed as an exhibit to the company's registration statement on Form 8-A filed on July 16, 1996 relating to its common stock.

3.2b Amended and Restated Bylaws of the company filed as an exhibit to the company's 10-QSB for the quarter ended June 30, 1997.

4.1 Rights Agreement dated as of January 13, 1998 between Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company, as Rights Agent, filed as an exhibit to the company's registration statement on Form 8-A filed on January 14, 1998.

4.2 Terms of Series A Junior Participating Preferred Stock, included as Exhibit A to Rights Agreement, as filed with Form 8-A registration statement on January 14, 1998.

4.3 Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, included as Exhibit B to Rights Agreement, as filed with Form 8-A registration statement on January 14, 1998.

4.4 Form of Rights Certificate, included as Exhibit C to Rights Agreement, as filed with Form 8-A registration statement on January 14, 1998.

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

10.6 Amended employment agreement between the bank and George L. Duncan dated December 13, 1995 filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.7 Employment agreement between the bank and Richard W. Main dated December 13, 1995 filed with the company's 10-QSB for the quarter ended June 30, 1996.

10.8 Lease agreement dated June 20, 1996, between the bank and Kevin C. Sullivan and Margaret A. Sullivan for 4,800 square feet related to the premises at 910 Andover Street, Tewksbury, Massachusetts filed with the company's 10-KSB for the year ended December 31, 1996.

10.9 Amendment to employment agreement between the bank and George L. Duncan dated December 4, 1996 filed with the company's 10-KSB for the year ended December 31, 1996.

10.10 Amendment to employment agreement between the bank and Richard W. Main dated December 4, 1996 filed with the company's 10-KSB for the year ended December 31, 1996.

10.11 Split Dollar Agreement for George L. Duncan filed with the company's 10-KSB for the year ended December 31, 1996.

10.12 Lease agreement dated July 4, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 27 Palmer Street, Lowell, Massachusetts.

10.13 Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts.

10.14 Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts.

10.15    Enterprise Bancorp, Inc. 1988 Stock Option Plan.


21.0     Subsidiaries of the Registrant.


(b)Reports on Form 8-K
         The company filed an 8-K on January 14, 1998 reporting the adoption of a shareholders rights plan.

                            ENTERPRISE BANCORP, INC.
                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 19, 1998                     /s/ John P. Clancy, Jr.
                                          John P. Clancy, Jr.
                                          Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ George L. Duncan             Chairman,                        March 19, 1998
George L. Duncan                   Chief Executive Officer
                                   and Director
/s/ Richard W. Main              President, Chief                 March 19, 1998
Richard W. Main                    Operating Officer and Director

/s/ John P. Clancy, Jr.          Treasurer                        March 19, 1998
John. P. Clancy Jr.              (Principal Financial Officer)

/s/ Todd A. Klibansky            (Principal Accounting Officer)   March 19, 1998
Todd A. Klibansky

/s/ Kenneth S. Ansin             Director                         March 19, 1998
Kenneth S. Ansin

/s/ Walter L. Armstrong          Director                         March 19, 1998
Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.     Director                         March 19, 1998
Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley          Director                         March 19, 1998
Kathleen M. Bradley

/s/ James F. Conway, III         Director                         March 19, 1998
James F. Conway, III

/s/ Nancy L. Donahue             Director                         March 19, 1998
Nancy L. Donahue

/s/ Lucy A. Flynn                Director                         March 19, 1998
Lucy A. Flynn

/s/ Eric W. Hanson               Director                         March 19, 1998
Eric W. Hanson

/s/ John P. Harrington           Director                         March 19, 1998
John P. Harrington

/s/ Arnold S. Lerner             Director,                        March 19, 1998
Arnold S. Lerner                   Vice Chairman and Clerk

/s/ Charles P. Sarantos          Director                         March 19, 1998
Charles P. Sarantos

/s/ Michael A. Spinelli          Director                         March 19, 1998
Michael A. Spinelli