Form 10KSB/A
period 1997-12-31
ENTERPRISE BANCORP INC /MA/
filed 1998-05-06
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                (Amendment No. 1)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                       ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1997

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 [No Fee Required]
        For the transition period from _____________ to _______________

                         Commission file number 0-21021


                            Enterprise Bancorp, Inc.
                 (Name of small business issuer in its charter)

         Massachusetts                                 04-3308902
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)

               222 Merrimack Street, Lowell, Massachusetts, 01852
               (Address of principal executive offices) (Zip code)

(Issuer's telephone number, including area code)      (978) 459-9000

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

Transitional Small Business Disclosure Format (check one): Yes ..... No X

                                    PART III

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

10.2 Amendment to lease dated December 28, 1990, between the bank and First Holding Trust for and relating to the premises at 222 Merrimack Street, Lowell, Massachusetts filed with the company's 10- QSB for the quarter ended June 30, 1996.

10.3 Amendment to lease dated August 15, 1991, between the bank and First Holding Trust for 851 square feet relating to the premises at 222 Merrimack Street, Lowell, Massachusetts filed with the company's 10- QSB for the quarter ended June 30, 1996.

10.4 Lease agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., for 1,458 square feet relating to the premises at 170

                  Merrimack  Street,   Lowell,   Massachusetts  filed  with  the
                  company's 10- QSB for the quarter ended June 30, 1996.

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

10.11 Split Dollar Agreement for George L. Duncan filed with the company's 10-KSB for the year ended December 31, 1996.

10.12 Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 27 Palmer Street, Lowell, Massachusetts.*

10.13 Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts.*

10.14 Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts.*

10.15             Enterprise Bancorp, Inc. 1988 Stock Option Plan.*

21.0              Subsidiaries of the Registrant.*

27.1 Financial data schedule for fiscal year ended December 31, 1997 *

27.2 Restated Financial data schedule for periods ended September 30, 1996, December 31, 1996, March 31, 1997, June 30, 1997 and
                  September 30, 1997
--------
*        Previously filed.

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

Date:  May 4, 1998                          /s/ John P. Clancy, Jr.
                                            -----------------------
                                            John P. Clancy, Jr.
                                            Treasurer