Form 10QSB
period 1998-03-31
ENTERPRISE BANCORP INC /MA/
filed 1998-05-15
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30, 1998, Common Stock - Par Value $0.01, 1,583,217 shares outstanding

 Transitional Small Business Disclosure Format (check one): Yes ..... No X....

                            ENTERPRISE BANCORP, INC.
                                      INDEX
                                                                     Page Number

Cover Page                                                                 1

Index                                                                      2

                         PART I - FINANCIAL INFORMATION
Item 1     Financial Statements of Enterprise Bancorp, Inc.

   Consolidated Balance Sheets - March 31, 1998 and December 31, 1997      3

   Consolidated Statements of Income -
   Three months ended March 31, 1998 and 1997                              4

   Consolidated  Statements  of Changes in  Stockholders'  Equity          5
   Three months ended March 31, 1998

   Consolidated Statements of Cash Flows -
   Three months ended March 31, 1998 and 1997                              6

   Notes to Financial Statements                                           7

Item 2     Business Review and Management's Discussion and
           Analysis of Financial Condition and Results of Operations       8

                           PART II - OTHER INFORMATION
Item 1     Legal Proceedings                                              14

Item 2     Changes in Securities                                          14

Item 3     Defaults upon Senior Securities                                14

Item 4     Submission of Matters to a Vote of Security Holders            14

Item 5     Other Information                                              14

Item 6     Exhibits and Reports on Form 8-K                               14

           Signature Page                                                 15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation or benefit plans; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; and (vi) the potential for the company to materially underestimate the cost to be incurred and/or the time required in connection with systems preparation for Year 2000 compliance.

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                                                             March 31,      December 31,
                                                               1998             1997
                                                            (Unaudited)      (Audited)
                                                            -----------      ---------
($ in thousands)
        Assets

Cash and cash equivalents                                    $ 19,071          19,779
Daily federal funds sold                                        6,100           3,775
Investment securities at fair value                           112,365         112,886
Loans, less allowance for loan losses of $4,356
     at March 31, 1998 and $4,290 at December 31, 1997        188,904         176,294
Premises and equipment                                          3,942           4,079
Accrued interest receivable                                     2,636           2,971
Prepaid expenses and other assets                                 903             645
Income taxes receivable                                          --               220
Real estate acquired by foreclosure                               469             393
Deferred income taxes, net                                      1,527           1,581
                                                             --------        --------

               Total assets                                  $335,917         322,623
                                                             ========        ========

        Liabilities and Stockholders' Equity

Deposits                                                     $292,695         283,249
Short-term borrowings                                          15,778          12,467
Escrow deposits of borrowers                                      731             612
Income taxes payable                                               57            --
Accrued expenses and other liabilities                          1,323           1,884
Accrued interest payable                                          578             566
                                                             --------        --------

               Total liabilities                              311,162         298,778
                                                             --------        --------
Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
         authorized, no shares issued at March 31, 1998          --              --
Common stock $.01 par value; 5,000,000 shares
         authorized, 1,580,217 shares issued and out-
         standing at March 31, 1998 and December 31, 1997          16              16
Additional paid-in capital                                     15,531          15,531
Retained earnings                                               8,466           7,663
Accumulated other comprehensive income                            742             635
                                                             --------        --------
               Total stockholders' equity                      24,755          23,845
                                                             --------        --------
               Total liabilities and stockholders' equity    $335,917         322,623
                                                             ========        ========

                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

                   Three months ended March 31, 1998 and 1997

                                                                       March 31,         March 31,
                                                                         1998              1997
($ in thousands, except per share data)                               (Unaudited)       (Unaudited)
                                                                     -----------        -----------
Interest and dividend income:
     Loans                                                           $    4,331              3,405
     Investment securities                                                1,713              1,874
     Federal funds sold                                                      24                 15
                                                                     ----------         ----------
               Total interest income                                      6,068              5,294
                                                                     ----------         ----------
Interest expense:
     Deposits                                                             2,259              1,987
     Borrowed funds                                                         169                235
                                                                     ----------         ----------
               Total interest expense                                     2,428              2,222
                                                                     ----------         ----------
               Net interest income                                        3,640              3,072

Provision for loan losses                                                    90                 60
                                                                     ----------         ----------
               Net interest income after provision for loan losses        3,550              3,012
                                                                     ----------         ----------
Non-interest income:
     Deposit service fees                                                   219                217
     Trust fees                                                             237                178
     Net gain on sales of loans                                              19                 19
     Net gain on sales of investments                                        71               --
     Other income                                                            84                 70
                                                                     ----------         ----------
               Total non-interest income                                    630                484
                                                                     ----------         ----------
Non-interest expense:
     Salaries and employee benefits                                       1,678              1,406
     Occupancy expenses                                                     555                430
     Advertising and public relations                                       106                173
     Office and data processing supplies                                     93                 82
     Audit, legal and other professional fees                               126                 76
     Trust professional and custodial expenses                               74                 50
     Other operating expenses                                               300                296
                                                                     ----------         ----------
               Total non-interest expense                                 2,932              2,513
                                                                     ----------         ----------
Income before income taxes                                                1,248                983
Income tax expense                                                          445                354
                                                                     ----------         ----------
               Net income                                            $      803                629
                                                                     ==========         ==========
Basic earnings per average common share outstanding                  $     0.51               0.40
                                                                     ==========         ==========
Diluted earnings per average common share outstanding                $     0.49               0.39
                                                                     ==========         ==========
Basic weighted average common shares outstanding                      1,580,217          1,576,192
                                                                     ==========         ==========

Diluted weighted average common shares outstanding                    1,644,104          1,612,027
                                                                     ==========         ==========

                                                      ENTERPRISE BANCORP, INC.

                                     Consolidated Statements of Changes in Stockholders' Equity

                                                  Three months ended March 31, 1998



                                                Common Stock        Additional                 Comprehensive Income       Total
                                            -------------------      Paid-in       Retained    --------------------    Stockholders'
($ in thousands)                            Shares       Amount      Capital       Earnings    Period   Accumulated       Equity
                                            ------       ------     ----------     --------    ------   -----------    -------------
Balance at December 31, 1997                1,580,217     $ 16       $ 15,531      $ 7,663                  $ 635        $  23,845

Comprehensive income
  Net income                                                                           803     $  803                          803

  Unrealized gains on securities,
    net of reclassification                                                                       107         107              107
                                                                                               ------
Total comprehensive income, net of tax                                                         $  910
                                                                                               ======
                                            ---------    ----        --------      -------                  -----        ---------
Balance at March 31, 1998                   1,580,217    $ 16        $ 15,531      $ 8,466                  $ 742        $  24,755
                                            =========    ====        ========      =======                  =====        =========

Disclosure of reclassification amount:
Gross unrealized holding gains arising
  during the period                                                                            $ 249
Less: tax effect                                                                                  96
                                                                                               -----
Unrealized holding gains, net of tax                                                             153
                                                                                               -----
Less: reclassification adjustment for
  gains included in net income
  (net of $25 tax)                                                                                46
                                                                                               -----
Net unrealized gains on securities                                                             $ 107
                                                                                               =====

                                   ENTERPRISE BANCORP, INC.

                             Consolidated Statements of Cash Flows

                          Three months ended March 31, 1998 and 1997

                                                                     March 31,     March 31,
                                                                       1998          1997
($ in thousands)                                                   (Unaudited)    (Unaudited)
                                                                   -----------    -----------
Cash flows from operating activities:
  Net income                                                       $    803         629
  Adjustments to reconcile net income to net
     cash provided by operating activities:
            Provision for loan losses                                    90          60
            Depreciation and amortization                               274         226
            Gains on sales of loans                                     (19)        (19)
            Gains on sales of securities                                (71)       --
            (Increase) decrease in loans held for sale                 (507)         93
            Decrease in accrued interest receivable                     335         173
            Increase in prepaid expenses and other assets              (258)       (126)
            Increase in deferred income taxes                           (17)        (12)
            Decrease in accrued expenses and other liabilities         (561)       (200)
            Increase in accrued interest payable                         12           2
            Change in income taxes payable/receivable                   277         202
                                                                   --------    --------
              Net cash provided by operating activities                 358       1,028
                                                                   --------    --------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns
     of investment securities                                         9,842         590
  Purchase of investment securities                                  (9,080)     (4,796)
  Proceeds from sales of real estate acquired by foreclosure           --            64
  Net increase in loans                                             (12,250)     (5,402)
  Additions to premises and equipment, net                             (129)        (48)
                                                                   --------    --------
              Net cash used in investing activities                 (11,617)     (9,592)
                                                                   --------    --------

Cash flows from financing activities:
  Net increase in deposits, including escrow deposits                 9,564       3,910
  Net increase in short-term borrowings                               3,312       8,862
                                                                   --------    --------
              Net cash provided by financing activities              12,876      12,772
                                                                   --------    --------

Net increase (decrease) in cash and cash equivalents                  1,617       4,208

Cash and cash equivalents at beginning of period                     23,554      14,507
                                                                   --------    --------

Cash and cash equivalents at end of period                         $ 25,171      18,715
                                                                   ========    ========

Supplemental financial data:
  Cash paid for:
     Interest on deposits and short-term borrowings                $  2,416       2,219
     Income taxes                                                       184         165

     Transfers from loans to real estate acquired by foreclosure         76         170

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

(2) Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 1997, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(3) Earnings per share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares that are outstanding. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 63,887 for the quarter ended March 31, 1998.

(4) Reclassification

Certain fiscal 1997 information has been reclassified to conform to the 1998 presentation.

ITEM 2 - Business Review and Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                         Minimum Capital         Minimum Capital
                                                           for Capital               to be
                                      Actual            Adequacy Purposes       Well Capitalized
                                ------------------     ------------------      ------------------
($ in thousands)                Amount       Ratio     Amount      Ratio       Amount       Ratio
                                ------       -----     ------      -----       ------       -----
As of March 31, 1998:

Total Capital
   (to risk weighted assets)   $26,485      13.23%     $16,056      8.00%     $20,070      10.00%

Tier 1 Capital
 (to risk weighted assets)      23,953      11.93%       8,028      4.00%      12,042       6.00%

Tier 1 Capital*
 (to average assets)            23,953       7.42%      12,917      4.00%      16,147       5.00%

*        For the bank to qualify as "well  capitalized",  it must  maintain a leveraged  capital ratio (Tier 1 capital to average  assets) of at least 5%.  This  requirement  does not apply to the  company and is reflected merely for informational purposes with respect to the bank.

On April 21, 1998, the board of directors declared a dividend in the amount of $0.35 per share to be paid on or about July 1, 1998 to shareholders of record as of the close of business on June 12, 1998. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $13.3 million, or 4.1%, since December 31, 1997. The increase is primarily attributable to an increase in gross loans of $12.7 million. The increase in assets was funded primarily by increases in deposits and short-term borrowings of $9.6 million and $3.3 million, respectively.

Investments

At March 31, 1998 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized gain at March 31, 1998, net of tax effects, is shown as accumulated other comprehensive income, a separate component of stockholders' equity, in the amount of $742,000.

Loans

Total loans, before the allowance for loan losses, were $193.3 million, or 57.5% of total assets, at March 31, 1998, compared to $180.6 million, or 56.0 % of total assets, at December 31, 1997. The increase in loans of $12.7 million was primarily attributed to increased loan origination in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $9.6 million, or 3.4%, during the first three months of 1998 from $283.9 million at December 31, 1997, to $293.4 million at March 31, 1998. The increase was primarily due to increased market penetration of the bank's newer branches as well as strong demand for the bank's new IRA products.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $3.3 million, or 26.6%, from $12.5 million at December 31, 1997 to $15.8 million at March 31, 1998. The increase was primarily attributable to an increase in securities sold under agreements to repurchase of $4.7 million, partially offset by a decrease in FHLB borrowings of $1.4 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had no FHLB borrowings outstanding at March 31, 1998, and had the ability to borrow approximately $75.2 million.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                        Three months ended March 31,
                                                        ----------------------------
($ in thousands)                                          1998                 1997
                                                          ----                 ----
Balance at beginning of year                             $4,290                3,895
Loans charged-off
     Commercial                                              65                   42
     Commercial real estate                                --                   --
     Construction                                          --                   --
     Residential real estate                               --                   --
     Home equity                                           --                   --
     Other                                                 --                   --
                                                         ------               ------
                                                             65                   42

Recoveries on loans charged off
     Commercial                                               1                    3
     Commercial real estate                                --                     34
     Construction                                          --                   --
     Residential real estate                                  6                 --
     Home equity                                              2                 --
     Other                                                   32                    1
                                                         ------               ------
                                                             41                   38

Net loans charged off                                        24                    4
Provision charged to income                                  90                   60
                                                         ------               ------
Balance at March 31                                      $4,356                3,951
                                                         ======               ======

Allowance for loan losses : Gross loans                    2.25%                2.63%
                                                         ======               ======
Annualized net charge-offs : Average loans outstanding     0.05%                0.01%
                                                         ======               ======
Allowance for loan losses : Non-performing loans         429.16%              156.10%
                                                         ======               ======

The following table sets forth non-performing assets at the dates indicated:

                                                            March 31       December 31       March 31
                                                             1998            1997               1997
($ in thousands)                                            --------       -----------       --------
Loans on non-accrual:
  Commercial                                                 $  489              408              679
  Residential real estate                                        76              180              249
  Commercial real estate                                         85              179              963
  Construction                                                 --               --                 75
  Consumer, including home equity                               300              276              466
                                                             ------           ------           ------
     Total loans on non-accrual                                 950            1,043            2,432

Loans past due >90 days, still accruing                          65               74               99
                                                             ------           ------           ------
Total non-performing loans                                    1,015            1,117            2,531

Other real estate owned                                         469              393              188
                                                             ------           ------           ------
     Total non-performing loans and real estate owned        $1,484            1,510            2,719
                                                             ======           ======           ======
Non-performing loans : Gross loans                             0.53%            0.61%            1.68%
                                                             ======           ======           ======
Non-performing loans and real estate owned :  Total assets     0.44%            0.47%            0.92%
                                                             ======           ======           ======
Delinquent loans 30-89 days past due : Gross loans             0.74%            1.14%            1.16%
                                                             ======           ======           ======

Total non-performing loans decreased $1.4 million from March 31, 1997 through December 31, 1997. The ratio of non-performing loans to gross loans decreased from 1.68% to 0.61% from March 31, 1997 through December 31, 1997. The primary cause for the declines was the removal of several commercial and commercial real estate loans from non-accrual status. These loans were either paid in full or brought current and assessed as fully collectable by management.

Total non-performing loans decreased $103,000 from December 31, 1997 to March 31, 1998. The decrease included a $76,000 reclassification from non-performing loans to other real estate owned. The remainder of the decrease was primarily due to payments received and applied to principal on those loans classified as non-accrual. The ratio of non-performing loans to gross loans decreased from 0.61% as of December 31, 1997 to 0.53% as of March 31, 1998. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

Year 2000 Compliance

The company is currently in the process of determining and remediating the impact of the so-called "millenium problem" (i.e., that many existing computer programs use only two digits to identify a year in the date field and if such programs are not corrected many computer applications could fail or create erroneous results by or beginning in the year 2000). Management is working with its software vendors and has developed a plan to identify both the bank's internal systems deficiencies as well as potential credit exposures caused by borrowers' systems deficiencies. Management is designing a program for both internal systems remediation and for customer information regarding the potential significance of the year 2000 problem. The company anticipates testing to be substantially complete for all "mission critical" internal systems by December 31, 1998. Management does not anticipate that the company will incur significant operating expenses or be required to invest heavily in computer system improvements to achieve year 2000 compliance.

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

                              Results of Operations
     Three Months Ended March 31, 1998 vs. Three Months Ended March 31, 1997

The company reported net income of $803,000 for the three months ended March 31, 1998, versus $629,000 for the three months ended March 31, 1997, or an increase of 27.7%. The company had basic earnings per common share of $0.51 and $0.40 for the three months ended March 31, 1998 and March 31, 1997 respectively. Diluted earnings per share were $0.49 and $0.39 for the three months ending March 31, 1998 and March 31,1997 respectively.

The following table highlights changes which affected the company's earnings for the periods indicated:
                                                                Three months ended March 31,
                                                                ----------------------------
($ in thousands)                                                  1998              1997
                                                                --------          -------
Average assets                                                  $322,992          286,410
Average deposits and short-term borrowings                       297,182          263,625
Average investment securities (1)                                112,601          120,625
Average loans                                                    185,902          146,507
Net interest income                                                3,640            3,072
Provision for loan losses                                             90               60
Tax expense                                                          445              354
Average loans : Average deposits and borrowings                    62.55%           55.57%
Non interest expense : Average assets (2)                           3.68%            3.56%
Non interest income, exclusive of securities
  gains : Average assets (2)                                        0.70%             .69%
Average tax equivalent rate earned on interest earning assets       8.32%            8.13%
Average rate paid on interest bearing deposits and
  short-term borrowings                                             4.00%            4.03%
Net interest rate spread                                            4.32%            4.10%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $3,640,000 for the three months ended March 31, 1998, an increase of $568,000 or 18.5% from $3,072,000 for the three months ended March 31, 1997. Interest income increased $774,000, primarily a result of an increase of $39.4 million in the bank's loan portfolio . The increase in interest income was partially offset by an increase in interest expense of $206,000, primarily due to an increase in average deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the three months ended March 31, 1998, was 8.32% up 19 basis points from 8.13% in the three months ended March 31, 1997. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended March 31, 1998, was 4.00%, a decrease of 3 basis points from 4.03% in the three months ended March 31, 1997. The resulting interest rate spread increased 22 basis points to 4.32% in the three months ended March 31, 1998, from 4.10% in the three months ended March 31, 1997. The principal reason for the increase in the bank's net interest income during the first three months of 1998 was the increase in average loans of $39.4 million, which was funded by an increase of $25.9 million and $11.3 million in average interest bearing deposits and non-interest bearing deposits, respectively.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1998, and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                              Three Months Ended March 31, 1998  Three Months Ended March 31, 1997
                                              ---------------------------------  ---------------------------------
                                                 Average             Interest    Average                Interest
($ in thousands)                                 Balance   Interest  Rates (3)   Balance    Interest    Rates (3)
                                                 --------  --------  ---------   -------    --------    ---------
Assets:
    Loans (1)(2)                                 $185,902   $4,331    9.45%     $146,507     $3,405        9.43%
    Investment securities (3)                     112,601    1,713    6.50       120,625      1,874        6.59
    Federal funds sold                              1,691       24    5.76         1,170         15        5.20
                                                 --------   ------              --------     ------
      Total interest earnings assets              300,194    6,068    8.32%      268,302      5,294        8.13%
                                                            ------                           ------
    Other assets (4)                               22,798                         18,108
                                                 --------                       --------
      Total assets                               $322,992                       $286,410
                                                 ========                       ========

Liabilities and stockholders' equity:
    Savings, NOW and money market                $106,538      588    2.24%     $ 96,232        531        2.24%
    Time deposits                                 122,760    1,671    5.52       107,170      1,456        5.51
    Short-term borrowings                          16,762      169    4.09        20,374        235        4.68
                                                 --------   ------              --------     ------
      Interest bearing deposits and borrowings    246,060    2,428    4.00%      223,776      2,222        4.03%
                                                 --------   ------              --------     ------

    Non-interest bearing deposits                  51,122                         39,849
    Other liabilities                               2,187                          1,695
                                                 --------                       --------
      Total liabilities                           299,369                        265,320

Stockholders' equity                               23,623                         21,090
                                                 --------                       --------
      Total liabilities and
       Stockholders' equity                     $ 322,992                       $286,410
                                                 ========                       ========

Net interest rate spread                                              4.32%                                4.10%

Net interest income                                        $ 3,640                           $3,072
                                                           =======                           ======

Net yield on average earning assets                                   5.04%                                4.77%
($ in thousands)                                                           Changes due to
                                                        ----------------------------------------------------
                                                                                     Interest         Rate/
                                                        Total         Volume           Rate           Volume
                                                        -----         ------         --------         ------
 Assets:
    Loans (1)(2)                                        $ 926           $ 916           $  7           $ 3
    Investment securities (3)                            (161)           (130)           (27)           (4)
    Federal funds sold                                      9               7              2            --
                                                        -----            ----           ----           ---
      Total interest earnings assets                      774             793            (18)           16
                                                        -----            ----           ----           ---
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                          57              57             --            --
    Time deposits                                         215             212              3            --
    Short-term borrowings                                 (66)            (42)           (30)            6
                                                        -----            ----           ----           ---
      Interest bearing deposits and borrowings            206             227            (27)            6
                                                        -----            ----           ----           ---
    Non-interest bearing deposits
    Other liabilities
      Total liabilities

Stockholders' equity

      Total liabilities and
       Stockholders' equity

Net interest rate spread

Net interest income                                     $ 568            $566           $  9           $(7)
                                                        =====            ====           ====           ===
Net yield on average earning assets

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

The provision for loan losses amounted to $90,000 and $60,000 for the three months ended March 31, 1998 and March 31, 1997, respectively. Loans, before the allowance for loan losses, have increased from $149.5 million, at March 31, 1997, to $193.3 million, at March 31, 1998, or an increase of 29.3%. Although there has not been an increase in problem assets, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $75,000 to $559,000 for the three months ended March 31, 1998, compared to $484,000 for the three months ended March 31, 1997. This increase was primarily caused by an increase in trust income of $59,000.

Trust fees increased by $59,000, or 33.2%, for the three months ended March 31, 1998 compared to the same period in 1997 due to an increase in trust assets.

Deposit fees increased by $2,000, or 0.9%, for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. The leveling of income in this category was due to a reduction in overdraft charges offsetting the increase in deposit fees caused from overall deposit growth.

Other income for the three months ended March 31, 1998, was $84,000, an increase of 20.0%, from $70,000 for the three months ended March 31, 1997, due primarily to increases in check printing fees and merchant assessment fees.

Non-Interest Expenses

Salaries and benefits expense totaled $1,678,000 for the three months ended March 31, 1998, compared with $1,406,000 for the three months ended March 31, 1997, an increase of $272,000 or 19.4%. This increase was primarily the result of the addition of the Dracut branch during the fourth quarter of 1997, and annual salary increases.

Occupancy expense was $555,000 for the three months ended March 31, 1998, compared with $430,000 for the three months ended March 31, 1997, an increase of $125,000 or 29.1%. The increase was primarily due to the establishment of the Dracut branch in November of 1997 and the addition of the bank's training facility in September of 1997.

Advertising and public relations expenses declined by $67,000, or 38.7%, for the three months ended March 31, 1998 compared to the same period in 1997. The decline was primarily attributed to a reduction in costs related to certain newer branches.

Office and data processing supplies expense increased by $11,000, or 13.4%, for the three months ended March 31, 1998 compared to the same period in the prior year. The increase was primarily due to the addition of the Dracut branch and the bank's training facility, and the increase in costs resulting from bank-wide growth.

Audit, legal and other professional expenses increased by $50,000, or 65.8% for the three months ended March 31, 1998 compared to the prior year period, primarily as a result of the outsourcing of the internal audit function.

Trust, professional and custodial expenses increased by $24,000, or 48.0%, for the three months ended March 31, 1998 as compared to the same period in 1997. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

                           PART II - OTHER INFORMATION


Item 1   Legal Proceedings
         Not Applicable

Item 2   Changes in Securities
         Not Applicable

Item 3   Defaults upon Senior Securities
         Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5   Other Information
         None

Item 6   Exhibits and Reports on Form S-8
         (a) Exhibit II    Description
             10.16         1998 Stock Incentive Plan, filed as Exhibit A to the
                           company's Definitive Proxy Statement for its annual meeting held May 5, 1998.

         (b) On January 14, 1998, the company filed a current report on form 8-K disclosing the adoption of a shareholder rights plan on January 13, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ENTERPRISE BANCORP, INC.

DATE:  May 14, 1998          /s/ John P. Clancy, Jr.
                             John P. Clancy, Jr.
                             Senior Vice President, Chief Financial Officer,
                             Chief Investment Officer and Treasurer