Form 10QSB
period 1998-06-30
ENTERPRISE BANCORP INC /MA/
filed 1998-08-13
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1998, Common Stock - Par Value $0.01, 1,583,492 shares outstanding

 Transitional Small Business Disclosure Format (check one): Yes .... No X......

                            ENTERPRISE BANCORP, INC.
                                      INDEX
                                                                     Page Number

           Cover Page                                                       1

           Index                                                            2

                         PART I - FINANCIAL INFORMATION
Item 1    Financial Statements of Enterprise Bancorp, Inc.

          Consolidated Balance Sheets - June 30, 1998 and December 31, 1997 3

          Consolidated Statements of Income
          Three and six months ended June 30, 1998 and 1997                 4

          Consolidated Statements of Changes in Stockholders' Equity
          Six months ended June 30, 1998                                    5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1998 and 1997                           6

          Notes to Financial Statements                                     7

Item 2    Business Review and Management's Discussion and
          Analysis of Financial Condition and Results of Operations         8

                          PART II - OTHER INFORMATION
Item 1    Legal Proceedings                                                19

Item 2    Changes in Securities                                            19

Item 3    Defaults upon Senior Securities                                  19

Item 4    Submission of Matters to a Vote of Security Holders              19

Item 5    Other Information                                                19

Item 6    Exhibits and Reports on Form 8-K                                 19

          Signature Page                                                   20

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

                                    ENTERPRISE BANCORP, INC.
                                  Consolidated Balance Sheets
                              June 30, 1998 and December 31, 1997

                                                                 June 30,      December 31,
                                                                   1998           1997
($ in thousands)                                               (Unaudited)      (Audited)
                                                               -----------     ------------
        Assets
        ------

Cash and cash equivalents                                       $ 21,211          19,779
Daily federal funds sold                                          20,200           3,775
Investment securities at fair value                               93,973         112,886
Loans, less allowance for loan losses of $ 4,534
  at June 30, 1998 and $4,290 at December 31, 1997               198,177         176,294
Premises and equipment                                             3,847           4,079
Accrued interest receivable                                        2,518           2,971
Prepaid expenses and other assets                                    693             645
Income taxes receivable                                              176             220
Real estate acquired by foreclosure                                  459             393
Deferred income taxes, net                                         1,688           1,581
                                                                --------        --------

               Total assets                                     $342,942         322,623
                                                                ========        ========

        Liabilities and Stockholders' Equity
        ------------------------------------

Deposits                                                        $301,142         283,249
Short-term borrowings                                             13,705          12,467
Escrow deposits of borrowers                                         561             612
Accrued expenses and other liabilities                             1,941           1,884
Accrued interest payable                                             537             566
                                                                --------        --------

               Total liabilities                                 317,886         298,778
                                                                --------        --------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized,
  no shares issued at June 30, 1998                                 --              --
Common stock $.01 par value; 5,000,000 shares authorized,
  1,583,317 and  1,580,217 shares issued and outstanding
  at June 30, 1998 and December 31, 1997, respectively                16              16
Additional paid-in capital                                        15,570          15,531
Retained earnings                                                  8,790           7,663
Accumulated other comprehensive income                               680             635
                                                                --------        --------

               Total stockholders' equity                         25,056          23,845
                                                                --------        --------

               Total liabilities and stockholders' equity       $342,942         322,623
                                                                ========        ========



                                              ENTERPRISE BANCORP, INC.
                                         Consolidated Statements of Income
                              Three months and six months ended June 30, 1998 and 1997

                                                          Three Months Ended June 30,   Six Months Ended June 30,
                                                          ---------------------------   -------------------------
($ in thousands)                                             1998           1997           1998          1997
                                                          (Unaudited)   (Unaudited)     (Unaudited)   (Unaudited)
                                                          -----------   -----------     -----------   -----------
Interest and dividend income:
     Loans                                                $    4,638        3,780            8,969        7,185
     Investment securities                                     1,613        1,928            3,325        3,802
     Federal funds sold                                           58            5               83           20
                                                          ----------   ----------       ----------   ----------
               Total interest income                           6,309        5,713           12,377       11,007
                                                          ----------   ----------       ----------   ----------
Interest expense:
     Deposits                                                  2,298        2,084            4,557        4,071
     Borrowed funds                                              140          218              309          453
                                                          ----------   ----------       ----------   ----------
               Total interest expense                          2,438        2,302            4,866        4,524
                                                          ----------   ----------       ----------   ----------
               Net interest income                             3,871        3,411            7,511        6,483

Provision for loan losses                                        180           60              270          120
                                                          ----------   ----------       ----------   ----------

               Net interest income after provision for
               loan losses                                     3,691        3,351            7,241        6,363

Non-interest income:
     Deposit service fees                                        230          221              449          439
     Trust fees                                                  221          158              458          335
     Gain on sale of loans                                        56            4               75           24
     Gain on sale of investments                                  94           --              165           --
     Other income                                                 73           69              157          138
                                                          ----------   ----------       ----------   ----------
               Total non-interest income                         674          452            1,304          936
                                                          ----------   ----------       ----------   ----------
Non-interest expense:
     Salaries and employee benefits                            1,731        1,535            3,409        2,941
     Occupancy expenses                                          540          440            1,095          870
     Advertising and public relations                            116          105              222          277
     Office and data processing supplies                          93           89              186          170
     Audit, legal and other professional fees                    162          189              288          265
     Trust professional and custodial expenses                    72           55              146          105
     Other operating expenses                                    284          286              584          584
                                                          ----------   ----------       ----------   ----------
               Total non-interest expense                      2,998        2,699            5,930        5,212
                                                          ----------   ----------       ----------   ----------
Income before income taxes                                     1,367        1,104            2,615        2,087
Income tax expense                                               489          403              934          757
                                                          ----------   ----------       ----------   ----------
               Net income                                 $      878          701            1,681        1,330
                                                          ==========   ==========       ==========   ==========

Basic earnings per average common share outstanding       $     0.55         0.44             1.06         0.84
                                                          ==========   ==========       ==========   ==========

Diluted earnings per average common share outstanding     $     0.53         0.44             1.02         0.83
                                                          ==========   ==========       ==========   ==========

Basic weighted average common shares outstanding           1,582,734    1,576,192        1,581,475    1,576,192
                                                          ==========   ==========       ==========   ==========

Diluted weighted average common shares outstanding         1,652,957    1,607,266        1,648,489    1,607,226
                                                          ==========   ==========       ==========   ==========


                                                      ENTERPRISE BANCORP, INC.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                   Six months ended June 30, 1998



                                                          Common Stock    Additional           Comprehensive Income      Total
                                                       -----------------    Paid-in  Retained  --------------------  Stockholders'
($ in thousands)                                         Shares   Amount   Capital   Earnings  Period   Accumulated    Equity
                                                       ---------  ------  ---------- --------  ------   -----------  -------------

Balance at December 31, 1997                           1,580,217   $ 16    $15,531   $ 7,663                  $ 635     $23,845

Comprehensive income
    Net income                                                                         1,681  $ 1,681                     1,681

    Unrealized gains on securities, net
      of reclassification                                                                          45            45          45
                                                                                              -------
Total comprehensive income, net of tax                                                        $ 1,726
                                                                                              =======

Common stock dividend                                                                   (554)                              (554)
Stock options exercised                                    3,100                39                                           39
                                                       ---------   ----    -------   -------                  -----     -------

Balance at June 30, 1998                               1,583,317   $ 16    $15,570   $ 8,790                  $ 680     $25,056
                                                       =========   ====    =======   =======                  =====     =======

Disclosure of reclassification amount:
Gross unrealized holding gains arising during the period                                      $   230
Less: tax effect                                                                                   84
                                                                                              -------
Unrealized holding gains, net of tax                                                              146
                                                                                              -------
Less: reclassification adjustment for gains included
    in net income (net of $64 tax)                                                                101
                                                                                              -------
Unrealized gains on securities, net of reclassification                                       $    45
                                                                                              =======

                                    ENTERPRISE BANCORP, INC.
                             Consolidated Statements of Cash Flows
                            Six months ended June 30, 1998 and 1997

                                                                    June 30,      June 30,
                                                                      1998         1997
($ in thousands)                                                  (Unaudited)   (Unaudited)
                                                                  -----------   -----------
Cash flows from operating activities:
     Net income                                                    $  1,681       1,330
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                270         120
               Depreciation and amortization                            544         447
               Gains on sales of loans                                  (75)        (24)
               Gains on sales of securities                            (165)       --
               (Increase)/Decrease:
                   Loans held for sale                                 (397)         97
                   Accrued interest receivable                          453        (344)
                   Prepaid expenses and other assets                    (48)        (87)
                   Deferred income taxes                               (127)          9
               Increase/(Decrease):
                   Accrued expenses and other liabilities                57         787
                   Accrued interest payable                             (29)          7
               Change in income taxes payable/receivable                 44        (149)
                                                                   --------    --------
                   Net cash provided by operating activities          2,208       2,193
                                                                   --------    --------
Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                     23,408       3,405
     Proceeds from sales of investment securities                    10,080        --
     Purchase of investment securities                              (14,363)     (5,342)
     Proceeds from sales of real estate acquired by foreclosure        --            62
     Net increase in loans                                          (21,747)    (19,204)
     Additions to premises and equipment, net                          (294)       (150)
                                                                   --------    --------
                  Net cash used in investing activities              (2,916)    (21,229)
                                                                   --------    --------
Cash flows from financing activities:
     Net increase in deposits, including escrow deposits             17,842      17,445
     Change in short term borrowings                                  1,238       6,511
     Cash dividends paid on common stock                               (554)       (512)
     Stock options exercised                                             39        --
                                                                   --------    --------
                  Net cash provided by financing activities          18,565      23,444
                                                                   --------    --------
Net increase (decrease) in cash and cash equivalents                 17,857       4,408

Cash and cash equivalents at beginning of period                     23,554      14,507
                                                                   --------    --------
Cash and cash equivalents at end of period                         $ 41,411      18,915
                                                                   ========    ========
Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings             $  4,895       4,518
        Income taxes                                                  1,016         898
     Transfers from loans to real estate acquired by foreclosure         75         168


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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

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

                                                         Minimum Capital         Minimum Capital
                                                           for Capital               to be
                                     Actual              Adequacy Purposes      Well Capitalized
                               -------------------      ------------------     ------------------
($ in thousands)               Amount       Ratio       Amount      Ratio      Amount       Ratio
                               ------       ------      ------      -----      ------       -----
As of June 30, 1998:

Total Capital
   (to risk weighted assets)   $26,896      12.69%     $16,953      8.00%     $21,191      10.00%

Tier 1 Capital
 (to risk weighted assets)      24,222      11.43%       8,476      4.00%      12,714       6.00%

Tier 1 Capital*
 (to average assets)            24,222       7.24%      13,378      4.00%      16,722       5.00%

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

Balance Sheet
Total Assets

Total assets increased $20.3 million, or 6.3%, since December 31, 1997. The increase is primarily attributable to an increase in gross loans of $22.1 million. The increase in assets was funded primarily by increases in deposits of $17.8 million.

Investments

At June 30, 1998 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized gains at June 30, 1998, net of tax effects, are shown as accumulated other comprehensive income, a separate component of stockholders' equity, in the amount of $680,000.

Loans

Total loans, before the allowance for loan losses, were $202.7 million, or 59.1% of total assets, at June 30, 1998, compared to $180.6 million, or 56.0 % of total assets, at December 31, 1997. The increase in loans of $22.1 million was primarily attributed to increased loan origination in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $17.8 million, or 6.3%, during the first six months of 1998 from $283.9 million at December 31, 1997, to $301.7 million at June 30, 1998. The increase was primarily due to increased market penetration of the bank's newer branches as well as strong demand for the bank's new IRA products.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $1.2 million, or 9.9%, from $12.5 million at December 31, 1997 to $13.7 million at June 30, 1998. The increase was primarily attributable to an increase in securities sold under agreements to repurchase of $2.2 million, partially offset by a decrease in FHLB borrowings of $1.0 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $470,000 at June 30, 1998, and had the ability to borrow approximately an additional $62.2 million.

Loan Loss Experience/Non-Performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                       Six months ended June 30,
                                                       -------------------------
($ in thousands)                                           1998         1997
                                                         -------      -------

Balance at beginning of year                             $ 4,290       3,895
Loans charged-off
     Commercial                                               65          85
     Commercial real estate                                 --          --
     Construction                                           --          --
     Residential real estate                                --          --
     Home equity                                            --          --
     Other                                                     5           1
                                                         -------     -------
                                                              70          86
Recoveries on loans charged off
     Commercial                                                3           5
     Commercial real estate                                 --           136
     Construction                                           --          --
     Residential real estate                                   6        --
     Home equity                                               3           3
     Other                                                    32           4
                                                         -------     -------
                                                              44         148

Net loans charged off                                         26         (62)
Provision charged to income                                  270         120
                                                         -------     -------
Balance at June 30                                       $ 4,534       4,077
                                                         =======     =======
Allowance for loan losses : Gross loans                     2.24%       2.50%
                                                         =======     =======
Annualized net charge-offs : Average loans outstanding      0.03%      (0.08%)
                                                         =======     =======
Allowance for loan losses : Non-performing loans          422.55%     172.03%
                                                         =======     =======

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                             June 30,      December 31,    June 30,
                                                              1998            1997           1997
                                                             --------      ------------    --------
Loans on non-accrual:
  Commercial                                                 $  609             397             615
  Residential real estate                                       179             180             249
  Commercial real estate                                          3             180             889
  Construction                                                 --              --                41
  Consumer, including home equity                               207             286             461
                                                             ------          ------          ------
     Total loans on non-accrual                                 998           1,043           2,255

Loans past due >90 days, still accruing                          75              74             115
                                                             ------          ------          ------
Total non-performing loans                                    1,073           1,117           2,370

Other real estate owned                                         459             393             189
                                                             ------          ------          ------
     Total non-performing loans and real estate owned        $1,532           1,510           2,559
                                                             ======          ======          ======

Non-performing loans : Gross loans                             0.53%           0.61%           1.45%
                                                             ======          ======          ======
Non-performing loans and real estate owned :  Total assets     0.45%           0.47%           0.83%
                                                             ======          ======          ======
Delinquent loans 30-89 days past due : Gross loans             0.90%           1.14%           1.54%
                                                             ======          ======          ======

Total non-performing loans decreased $1.3 million from June 30, 1997 through December 31, 1997. The ratio of non-performing loans to gross loans decreased from 1.45% to 0.61% from June 30, 1997 during this period. The primary cause for the declines was the removal of several commercial and commercial real estate loans from non-accrual status. These loans were either paid in full or brought current and assessed as fully collectable by management.

Total non-performing loans increased $44,000 from December 31, 1997 to June 30, 1998, despite an increase of $22.1 million in loan balances since December 30, 1997. The ratio of non-performing loans to gross loans decreased from 0.61% as of December 31, 1997 to 0.53% as of June 30, 1998. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

Year 2000 Compliance

The company is currently in the process of testing remediated systems and developing contingency plans relative to year 2000 preparedness. The company anticipates testing to be substantially complete for all "mission critical" internal systems by December 31, 1998. Management does not anticipate that the company will incur significant operating expenses or be required to invest heavily in computer system improvements to achieve year 2000 compliance.

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

                              Results of Operations
        Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

The company reported net income of $1,681,000 for the six months ended June 30, 1998, versus $1,330,000 for the six months ended June 30, 1997, or an increase of 26.4%. The company had basic earnings per common share of $1.06 and $0.84 for the six months ended June 30, 1998 and June 30, 1997, respectively. Diluted earnings per share were $1.02 and $0.83 for the six months ending June 30, 1998 and June 30, 1997, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                               Six months ended June 30,
                                                               -------------------------
($ in thousands)                                                  1998           1997
                                                               ---------       --------                   ----

Average assets                                                  $328,524        292,689
Average deposits and short-term borrowings                       302,202        269,650
Average investment securities (1)                                109,961        121,645
Average loans                                                    192,031        151,519
Net interest income                                                7,511          6,483
Provision for loan losses                                            270            120
Tax expense                                                          934            757
Average loans : Average deposits and borrowings                    63.54%         56.19%
Non interest expense : Average assets (2)                           3.64%          3.59%
Non interest income, exclusive of securities
  gains : Average assets (2)                                        0.70%           .64%
Average tax equivalent rate earned on interest earning assets       8.31%          8.23%
Average rate paid on interest bearing deposits and
  short-term borrowings                                             3.93%          4.00%
Net interest rate spread                                            4.38%          4.23%

(1)      Average investment securities are shown at average amortized cost
(2)      Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $7,511,000 for the six months ended June 30, 1998, an increase of $1,028,000 or 15.9% from $6,483,000 for the six months ended June 30, 1997. Interest income increased $1,370,000, primarily a result of an increase of average loan balances of $40.5 million. The increase in interest income was partially offset by an increase in interest expense of $342,000, primarily due to an increase in average deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the six months ended June 30, 1998, was 8.31%, up 8 basis points from 8.23% in the six months ended June 30, 1997. The decline in the tax equivalent yield on investment securities from 6.59% to 6.45% was primarily a result of higher yielding securities being called by the issuing agency. The average rate paid on interest bearing deposits and short-term borrowings in the six months ended June 30, 1998, was 3.93%, a decrease of 6 basis points from 4.00% in the six months ended June 30, 1997. The average rate on short term borrowings declined from 4.60% to 3.91% as a result of the decline in Federal Home Loan Bank borrowings.

The interest rate spread increased 15 basis points to 4.38% in the six months ended June 30, 1998, from 4.23% in the six months ended June 30, 1997. The principal reason for the increase in the bank's net interest income during the first six months of 1998 was the increase in average loans of $40.5 million, which was funded by an increase of $25.0 million and $11.5 million in average interest bearing deposits and non-interest bearing deposits, respectively.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 1998, and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                  AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                                Six Months Ended June 30, 1998       Six Months Ended June 30, 1997
                                                ------------------------------       ------------------------------
                                                Average              Interest       Average                Interest
($ in thousands)                                Balance  Interest    Rates (3)      Balance     Interest   Rates (3)
                                                --------  --------   ---------      --------    --------   ---------
Assets:
    Loans  (1) (2)                              $192,031  $ 8,969       9.42%       $151,519    $ 7,185       9.56%
    Investment securities (3)                    109,961    3,325       6.45         121,645      3,802       6.59
    Federal funds sold                             3,004       83       5.57             766         20       5.27
                                                --------  -------                   --------    -------
      Total interest earnings assets             304,996   12,377       8.31%        273,930     11,007       8.23%
                                                          -------                               -------
    Other assets (4)                              23,528                              18,759
                                                --------                            --------
      Total assets                              $328,524                            $292,689
                                                ========                            ========
Liabilities and stockholders' equity:
    Savings, NOW and money market               $109,822    1,213       2.23%       $ 99,398      1,121       2.27%
    Time deposits                                123,632    3,344       5.45         109,044      2,950       5.46
    Short-term borrowings                         15,922      309       3.91          19,874        453       4.60
                                                --------  -------                   --------    -------
      Interest bearing deposits and borrowings   249,376    4,866       3.93%        228,316      4,524       4.00%
                                                          -------                               -------

    Non-interest bearing deposits                 52,826                               41,334
    Other liabilities                              2,369                                1,786
                                                --------                             --------
      Total liabilities                          304,571                              271,436

Stockholders' equity                              23,953                               21,253
                                                --------                             --------
      Total liabilities and
       Stockholders' equity                     $328,524                             $292,689
                                                ========                             ========
Net interest rate spread                                                4.38%                                 4.23%

Net interest income                                       $ 7,511                               $ 6,483
                                                          =======                               =======
Net yield on average earning assets                                     5.09%                                 4.90%

                                                             Changes due to
                                              --------------------------------------------
                                                                      Interest    Rate/
                                                Total        Volume      Rate      Volume
                                              -------       -------    --------   --------
Assets:
    Loans  (1) (2)                            $ 1,784       $ 1,921    $  (105)   $   (32)
    Investment securities (3)                    (477)         (382)       (84)       (11)
    Federal funds sold                             63            58          1          4
                                               ------       -------    -------    -------
      Total interest earnings assets            1,370         1,597       (188)       (39)
                                               ------       -------    -------    -------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                  92           117        (20)        (5)
    Time deposits                                 394           395         (5)         4
    Short-term borrowings                        (144)          (90)       (68)        14
                                               ------       -------    -------    -------
      Interest bearing deposits and borrowings    342           422        (93)        13
                                               ------       -------    -------    -------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
       Stockholders' equity

Net interest rate spread

Net interest income                           $ 1,028       $ 1,175    $   (95)   $   (52)
                                              =======       =======    =======    =======
Net yield on average earning assets

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

The provision for loan losses amounted to $270,000 and $120,000 for the six-month periods ended June 30, 1998 and 1997 respectively. Loans, before the allowance for loan losses, have increased from $163.3 million, at June 30, 1997, to $202.7 million, at June 30, 1998, or an increase of 24.1%. Although there has not been an increase in problem assets or change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values  and  economic  conditions  in New  England  and in  Greater  Lowell,  in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the six months ended June 30, 1998, reflects both reserves for new originations and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $203,000 to $1,139,000 for the six months ended June 30, 1998, compared to $936,000 for the six months ended June 30, 1997. This increase was primarily caused by an increase in trust fees of $123,000 and an increase in net gains on sale of loans of $51,000.

Trust fees increased by $123,000, or 36.7%, for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in trust assets.

Deposit fees increased by $10,000, or 2.3%, for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The relative leveling of income in this category was due to a reduction in overdraft charges offsetting the increase in deposit fees caused from overall deposit growth.

Gains on sales of loans increased from $24,000 for the six months ended June 30, 1997, to $75,000 for the six months ended June 30, 1998, as a result of increased loan volume caused by low interest rates and a strong real estate market.

Other income for the six months ended June 30, 1998, was $157,000, an increase of 13.8%, from $138,000 for the six months ended June 30, 1997, due primarily to increases in check printing, safe deposit and wire fees. Net gains on sale of investment securities increased by $165,000 for the six months ended June 30, 1998, from $0 for the six months ended June 30, 1997. The gains were a result of both investment sales, as part of the bank's overall investment and asset/liability strategies and gains on securities that were called.

Non-Interest Expense

Salaries and benefits expense totaled $3,409,000 for the six months ended June 30, 1998, compared with $2,941,000 for the six months ended June 30, 1997, an increase of $468,000 or 15.9%. This increase was primarily the result of the addition of the Dracut branch during the fourth quarter of 1997, and annual salary increases.

Occupancy expense was $1,095,000 for the six months ended June 30, 1998, compared with $870,000 for the six months ended June 30, 1997, an increase of $225,000 or 25.9%. The increase was primarily due to the establishment of the Dracut branch in November of 1997, the addition of the bank's training facility in September of 1997 and enhancements to the bank's computer systems.

Advertising and public relations expenses declined by $55,000, or 19.9%, for the six months ended June 30, 1998 compared to the same period in 1997. The decline was primarily attributed to a reduction in costs related to certain newer branches.

Office and data processing supplies expense increased by $16,000, or 9.4%, for the six months ended June 30, 1998 compared to the same period in the prior year. The increase was primarily due to the addition of the Dracut branch and the bank's training facility, and the increase in costs resulting from bank-wide growth.

Audit, legal and other professional expenses increased by $23,000, or 8.7% for the six months ended June 30, 1998 compared to the prior year period, primarily as a result of expenses associated with the implementation of certain tax strategies discussed below.

The company's effective tax rate for the first six months of 1998 was 35.7%. As a result of the implementation of certain tax strategies, it is expected that the effective tax rate will decline to approximately 30% for the twelve months ended December 31, 1998. The company expects that the tax benefits from the use of these strategies in 1998 will be offset by professional fees and other expenses incurred in connection with the implementation. Accordingly, it is anticipated that the implementation of these strategies will not have a material impact on net income in 1998. Absent a change in tax laws, these strategies are expected to have a positive effect on the company's net income beginning in 1999.

Trust, professional and custodial expenses increased by $41,000, or 39.0%, for the six months ended June 30, 1998 as compared to the same period in 1997. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

                              Results of Operations
      Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1997

The company reported net income of $878,000 for the three months ended June 30, 1998, versus $701,000 for the three months ended June 30, 1997, or an increase of 25.2%. The company had basic earnings per common share of $0.55 and $0.44 for the three months ended June 30, 1998 and June 30, 1997, respectively. Diluted earnings per share were $0.53 and $0.44 for the three months ending June 30, 1998 and June 30, 1997, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                               Three months ended June 30,
                                                               ---------------------------
($ in thousands)                                                  1998              1997
                                                                --------           -------
Average assets                                                  $333,996           298,898
Average deposits and short-term borrowings                       307,169           275,607
Average investment securities (1)                                107,351           122,654
Average loans                                                    198,092           156,476
Net interest income                                                3,871             3,411
Provision for loan losses                                            180                60
Tax expense                                                          489               403
Average loans : Average deposits and borrowings                    64.49%            56.78%
Non interest expense : Average assets (2)                           3.60%             3.62%
Non interest income, exclusive of securities
  gains : Average assets (2)                                        0.70%             0.61%
Average tax equivalent rate earned on interest earning assets       8.30%             8.32%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            3.87%             3.97%
Net interest rate spread                                            4.43%             4.35%

(1)  Average investment securities are shown at average amortized cost
(2)  Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $3,871,000 for the three months ended June 30, 1998, an increase of $460,000 or 13.5% from $3,411,000 for the three months ended June 30, 1997. Interest income increased $596,000, primarily a result of an increase of $41.6 million in the average loan balance. The increase in interest income was partially offset by an increase in interest expense of $136,000, primarily due to an increase in average deposits.

The average tax-equivalent yield on earning assets in the three months ended June 30, 1998, was 8.30%, down 2 basis points from 8.32% in the three months ended June 30, 1997. The decline in the tax equivalent yield on investment securities from 6.59% to 6.40% was primarily a result of higher yielding securities being called by the issuing agency. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended June 30, 1998, was 3.87%, a decrease of 10 basis points from 3.97% in the three months ended June 30, 1997. The average rate on short term borrowings declined from 4.51% to 3.72% as a result of the decline in Federal Home Loan Bank borrowings.

The interest rate spread increased 8 basis points to 4.43% in the three months ended June 30, 1998, from 4.35% in the three months ended June 30, 1997. The principal reason for the increase in the bank's net interest income during the three months ended June 30, 1998 was the increase in average loans of $41.6 million, which was funded by an increase of $24.1 million and $11.7 million in average interest bearing deposits and non-interest bearing deposits, respectively.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 1998, and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                        AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                               Three Months Ended June 30, 1998    Three Months Ended June 30, 1997
                                               --------------------------------    --------------------------------
                                               Average              Interest       Average                Interest
($ in thousands)                               Balance   Interest    Rates (3)      Balance     Interest   Rates (3)
                                               --------  --------   ---------      --------    --------   ---------
Assets:
    Loans  (1) (2)                              $198,092  $ 4,638       9.39%       $156,476    $ 3,780       9.69%
    Investment securities (3)                    107,351    1,613       6.40         122,654      1,928       6.59
    Federal funds sold                             4,303       58       5.41             367          5       5.46
                                                --------  -------                   --------    -------
      Total interest earnings assets             309,746    6,309       8.30%        279,497      5,713       8.32%
                                                          -------                               -------
    Other assets (4)                              24,250                              19,401
                                                --------                            --------
      Total assets                              $333,996                            $298,898
                                                ========                            ========
Liabilities and stockholders' equity:
    Savings, NOW and money market               $113,071      625       2.22%       $102,526        590       2.31%
    Time deposits                                124,495    1,673       5.39         110,898      1,494       5.40
    Short-term borrowings                         15,091      140       3.72          19,380        218       4.51
                                                --------  -------                   --------    -------
      Interest bearing deposits and borrowings   252,657    2,438       3.87%        232,804      2,302       3.97%
                                                          -------                               -------

    Non-interest bearing deposits                 54,512                              42,803
    Other liabilities                              2,548                               1,877
                                                --------                            --------
      Total liabilities                          309,717                             277,484

Stockholders' equity                              24,279                              21,414
                                                --------                            --------
      Total liabilities and
       Stockholders' equity                     $333,996                            $298,898
                                                ========                            ========
Net interest rate spread                                                4.43%                                 4.35%

Net interest income                                       $ 3,871                               $ 3,411
                                                          =======                               =======
Net yield on average earning assets                                     5.14%                                 5.02%
                                                             Changes due to
                                                --------------------------------------------
                                                                      Interest    Rate/
                                                Total      Volume       Rate      Volume
                                               -------     -------    --------   --------
Assets:
    Loans  (1) (2)                              $   858    $ 1,005    $  (117)   $   (30)
    Investment securities (3)                      (315)      (251)       (58)        (6)
    Federal funds sold                               53         54       --           (1)
                                                -------    -------    -------    -------
      Total interest earnings assets                596        808       (175)       (37)
                                                -------    -------    -------    -------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                    35         61        (23)        (3)
    Time deposits                                   179        183         (4)      --
    Short-term borrowings                           (78)       (48)       (38)         8
                                                -------    -------    -------    -------
      Interest bearing deposits and borrowings      136        196        (65)         5
                                                -------    -------    -------    -------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
       Stockholders' equity

Net interest rate spread

Net interest income                             $   460    $   612    $  (110)   $   (42)
                                                =======    =======    =======    =======

Net yield on average earning assets

(1)  Average loans include non- accrual loans.

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

The provision for loan losses amounted to $180,000 and $60,000 for the three month periods ended June 30, 1998 and 1997 respectively. Loans, before the allowance for loan losses, have increased from $163.3 million, at June 30, 1997, to $202.7 million, at June 30, 1998, or an increase of 24.1%. Although there has not been an increase in problem assets or change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values  and  economic  conditions  in New  England  and in  Greater  Lowell,  in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the three months ended June 30, 1998, reflects both reserves for new origination's and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $128,000 to $580,000 for the three months ended June 30, 1998, compared to $452,000 for the three months ended June 30, 1997. This increase was primarily caused by an increase in trust fees of $63,000 and an increase in net gains on sale of loans of $52,000.

Trust fees increased by $63,000, or 39.9%, for the three months ended June 30, 1998 compared to the same period in 1997 due to an increase in trust assets.

Deposit fees increased by $9,000, or 4.1%, for the three months ended June 30, 1998, compared to the three months ended June 30, 1997. The increase was due to overall deposit growth.

Other income for the three months ended June 30, 1998, was $73,000, an increase of 5.8%, from $69,000 for the three months ended June 30, 1997, due primarily to increases in check printing fees.

Net gains on sale of investments increased to $94,000 for the three months ended June 30, 1998 compared to $0 in the three months ended June 30, 1997. The gains were a result of both investment sales, as part of the bank's overall investment and asset/liability strategies, and gains on securities that were called.

Non-Interest Expense

Salaries and benefits expense totaled $1,731,000 for the three months ended June 30, 1998, compared with $1,535,000 for the three months ended June 30, 1997, an increase of $196,000 or 12.8%. This increase was primarily the result of the addition of the Dracut branch during the fourth quarter of 1997, and annual salary increases.

Occupancy expense was $540,000 for the three months ended June 30, 1998, compared with $440,000 for the three months ended June 30, 1997, an increase of $100,000 or 22.7%. The increase was primarily due to the establishment of the Dracut branch in November of 1997 and the addition of the bank's training facility in September of 1997.

Advertising and public relations expenses increased by $11,000, or 10.5%, for the three months ended June 30, 1998 compared to the same period in 1997. The increase was attributed to timing of expenditures.

Office and data processing supplies expense increased by $4,000, or 4.5%, for the three months ended June 30, 1998 compared to the same period in the prior year. The increase was primarily due to the addition of the Dracut branch and the bank's training facility, and the increase in costs resulting from bank-wide growth.

Audit, legal and other professional expenses decreased by $27,000, or 14.3% for the three months ended June 30, 1998 compared to the prior year period, primarily due to timing of expenditures.

Trust, professional and custodial expenses increased by $17,000, or 30.9%, for the three months ended June 30, 1998 as compared to the same period in 1997. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

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


                                 ENTERPRISE BANCORP, INC.

DATE:  August 6, 1998            /s/ John P. Clancy, Jr.
                                 John P. Clancy, Jr.
                                 Senior Vice President, Chief Financial Officer,
                                 Chief Investment Officer and Treasurer