Form 10QSB
period 1998-09-30
ENTERPRISE BANCORP INC /MA/
filed 1998-11-16
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                   Form 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X.. No....

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1998, Common Stock - Par Value $0.01, 1,583,742 shares outstanding

Transitional Small Business Disclosure Format (check one): Yes.... No..X..

                                              ENTERPRISE BANCORP, INC.
                                                       INDEX
                                                                                                Page Number

           Cover Page                                                                                 1

           Index                                                                                      2

                                           PART I - FINANCIAL INFORMATION
Item 1     Financial Statements of Enterprise Bancorp, Inc.

           Consolidated Balance Sheets
           September 30, 1998 and December 31, 1997                                                   3

           Consolidated Statements of Income
           Three months and nine months ended September 30, 1998 and 1997                             4

           Consolidated Statements of Changes in Stockholders' Equity
           Nine months ended September 30, 1998                                                       5

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1998 and 1997                                              6

           Notes to Financial Statements                                                              7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                              8

                                            PART II - OTHER INFORMATION
Item 1     Legal Proceedings                                                                         21

Item 2     Changes in Securities                                                                     21

Item 3     Defaults upon Senior Securities                                                           21

Item 4     Submission of Matters to a Vote of Security Holders                                       21

Item 5     Other Information                                                                         21

Item 6     Exhibits and Reports on Form 8-K                                                          21

           Signature Page                                                                            22

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation or benefit plans; (iii) the effect on the company's competitive position, within its market area, of the increasing competition from larger regional and out-of-state banking organizations, as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional, national or global economies; and (vi) the potential for the company to materially underestimate the cost to be incurred and/or the time required in connection with systems preparation for Year 2000 compliance or the effect of Year 2000 on its customers.

                                                    ENTERPRISE BANCORP, INC.
                                                   Consolidated Balance Sheets
                                            September 30, 1998 and December 31, 1997

                                                                          September 30,     December 31,
                                                                              1998              1997
($ in thousands)                                                           (Unaudited)       (Audited)
                                                                         -------------      ------------
        Assets

Cash and cash equivalents                                                  $ 13,721            19,779
Daily federal funds sold                                                     26,600             3,775
Investment securities at fair value                                         104,297           112,886
Loans, less allowance for loan losses of $4,967
     at September 30, 1998 and $4,290 at December 31, 1997                  202,486           176,294
Premises and equipment                                                        4,061             4,079
Accrued interest receivable                                                   2,354             2,971
Prepaid expenses and other assets                                               711               645
Income taxes receivable                                                         236               220
Real estate acquired by foreclosure                                             304               393
Deferred income taxes, net                                                    1,565             1,581
                                                                           --------          --------

               Total assets                                                $356,335           322,623
                                                                           ========          ========

        Liabilities and Stockholders' Equity
Deposits                                                                   $309,727           283,249
Short-term borrowings                                                        16,518            12,467
Escrow deposits of borrowers                                                    720               612
Accrued expenses and other liabilities                                        2,365             1,884
Accrued interest payable                                                        576               566
                                                                           --------          --------

               Total liabilities                                            329,906           298,778
                                                                           --------          --------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares  authorized;
        no shares issued at September 30, 1998                                 --                --
Common stock $.01 par value; 5,000,000 shares authorized;
        1,583,742 and 1,580,217 shares issued and outstanding
        at September 30, 1998 and December 31, 1997, respectively                16                16
Additional paid-in capital                                                   15,575            15,531
Retained earnings                                                             9,682             7,663
Accumulated other comprehensive income                                        1,156               635
                                                                           --------          --------

               Total stockholders' equity                                    26,429            23,845
                                                                           --------          --------

               Total liabilities and stockholders' equity                  $356,335           322,623
                                                                           ========          ========

                                                    ENTERPRISE BANCORP, INC.
                                               Consolidated Statements of Income
                                 Three months and nine months ended September 30, 1998 and 1997

                                                                Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                            ----------------------------     ----------------------------
($ in thousands)                                                1998            1997             1998            1997
                                                            (Unaudited)      (Unaudited)      (Unaudited)     (Unaudited)
                                                            -----------      -----------      -----------     -----------
Interest and dividend income:
     Loans                                                  $       4,876          4,141            13,845         11,326
     Investment securities                                          1,441          1,891             4,767          5,693
     Federal funds sold                                               314            102               396            122
                                                            -------------  -------------     -------------  -------------
               Total interest income                                6,631          6,134            19,008         17,141
                                                            -------------  -------------     -------------  -------------

Interest expense:
     Deposits                                                       2,442          2,285             6,998          6,357
     Borrowed funds                                                    99            226               409            679
                                                            -------------  -------------     -------------  -------------
               Total interest expense                               2,541          2,511             7,407          7,036
                                                            -------------  -------------     -------------  -------------

               Net interest income                                  4,090          3,623            11,601         10,105

Provision for loan losses                                            (440)           (80)             (710)          (200)
                                                            -------------  -------------     -------------  -------------

               Net interest income after provision for
                  loan losses                                       3,650          3,543            10,891          9,905


Non-interest income:
     Deposit service fees                                             225            236               674            674
     Trust fees                                                       244            157               703            493
     Gains on sale of loans                                            57              8               132             31
     Gains/(losses) on sale of investments                            268            (11)              433            (11)
     Losses on sale of real estate acquired  by foreclosure           (14)           (23)              (14)           (23)
     Other income                                                      75             83               229            222
                                                            -------------  -------------     -------------  -------------
               Total non-interest income                              855            450             2,157          1,386
                                                            -------------  -------------     -------------  -------------

Non-interest expense:
     Salaries and employee benefits                                 1,854          1,660             5,262          4,601
     Occupancy expenses                                               535            434             1,629          1,307
     Advertising and public relations                                 137             77               359            355
     Office and data processing supplies                               83            103               269            274
     Audit, legal and other professional fees                         324            108               614            374
     Trust professional and custodial expenses                         80             56               225            160
     Other operating expenses                                         354            294               938            872
                                                            -------------  -------------     -------------  -------------
               Total non-interest expense                           3,367          2,732             9,296          7,943
                                                            -------------  -------------     -------------  -------------

Income before income taxes                                          1,138          1,261             3,752          3,348
Income tax expense                                                    246            462             1,179          1,219
                                                            -------------  -------------     -------------  -------------

               Net income                                   $         892            799             2,573          2,129
                                                            =============  =============     =============  =============

Basic earnings per average common share outstanding         $        0.56           0.51              1.63           1.35
                                                            =============  =============     =============  =============

Diluted earnings per average common share outstanding       $        0.54           0.50              1.57           1.32
                                                            =============  =============     =============  =============

Basic weighted average common shares outstanding                1,583,545      1,576,194         1,582,165      1,576,193
                                                            =============  =============     =============  =============

Diluted weighted average common shares outstanding              1,653,547      1,611,759         1,643,984      1,611,758
                                                            =============  =============     =============  =============

                                                  ENTERPRISE BANCORP, INC.
                                 Consolidated Statements of Changes in Stockholders' Equity
                                            Nine months ended September 30, 1998



                                                      Common Stock        Additional              Comprehensive Income      Total
                                                 ---------------------     Paid-in     Retained   -------------------- Stockholders'
($ in thousands)                                    Shares      Amount     Capital     Earnings   Period   Accumulated     Equity
                                                 -----------   -------    --------     --------   -------  ----------- -------------
Balance at December 31, 1997                       1,580,217    $  16     $ 15,531     $ 7,663                 $   635     $ 23,845

Comprehensive income
    Net income                                                                           2,573    $ 2,573                     2,573
    Unrealized gains on securities,
       net of reclassification                                                                        521          521          521
                                                                                                  -------
Total comprehensive income                                                                        $ 3,094
                                                                                                  =======

Common stock dividend                                                                     (554)                                (554)
Stock options exercised                                3,525                    44                                               44

Balance at September 30, 1998                      1,583,742    $  16     $ 15,575     $ 9,682                 $ 1,156     $ 26,429
                                                   =========    =====     ========     =======                 =======     ========


Disclosure of reclassification amount:
Gross unrealized holding gains
   arising during the period                                                                      $ 1,291
Less: tax effect                                                                                      504
                                                                                                  -------
Unrealized holding gains, net of tax                                                                  787
Less: reclassification adjustment for
   gains included in net income (net of $167 tax)                                                     266
                                                                                                  -------
Unrealized gains on securities,
   net of reclassification                                                                        $   521
                                                                                                  =======

                                                    ENTERPRISE BANCORP, INC.
                                              Consolidated Statements of Cash Flows
                                          Nine months ended September 30, 1998 and 1997

                                                                          September 30,     September 30,
                                                                              1998              1997
($ in thousands)                                                           (Unaudited)       (Unaudited)
----------------                                                         -------------      -------------

Cash flows from operating activities:
     Net income                                                          $       2,573             2,129
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                           710               200
               Depreciation and amortization                                       820               684
               Gains on sales of loans                                            (132)              (31)
               (Gains)/losses on sales of securities                              (433)               11
               Losses on sales of real estate owned                                 14                23
               (Increase)/Decrease:
                   Loans held for sale                                            (663)              105
                   Accrued interest receivable                                     617                (7)
                   Prepaid expenses and other assets                               (66)              (66)
                   Deferred income taxes                                          (321)              (75)
               Increase/(Decrease):
                   Accrued expenses and other liabilities                          481               674
                   Accrued interest payable                                         10                64
               Change in income taxes payable/receivable                           (16)              (84)
                                                                         -------------    --------------
                  Net cash provided by operating activities                      3,594             3,627
                                                                         -------------    --------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                                32,062             4,612
     Proceeds from sales of investment securities                               20,253             4,960
     Purchase of investment securities                                         (42,460)          (12,381)
     Net proceeds from sales of real estate acquired by foreclosure                148               150
     Net increase in loans                                                     (26,180)          (30,402)
     Additions to premises and equipment, net                                     (777)             (577)
                                                                         --------------   --------------
                  Net cash used in investing activities                        (16,954)          (33,638)
                                                                         --------------   --------------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                        26,586            38,868
     Change in short term borrowings                                             4,051            (2,273)
     Cash dividends paid on common stock                                          (554)             (512)
     Stock options exercised                                                        44                 -
                                                                         -------------    --------------
                  Net cash provided by financing activities                     30,127            36,083
                                                                         -------------    --------------

Net increase (decrease) in cash and cash equivalents                            16,767             6,072

Cash and cash equivalents at beginning of period                                23,554            14,507
                                                                         -------------    --------------

Cash and cash equivalents at end of period                               $      40,321            20,579
                                                                         =============    ==============

Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                   $       7,397             6,972
        Income taxes                                                             1,521             1,379
     Transfers from loans to real estate acquired by foreclosure                    73               168

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

(3)      Earnings per share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect, on weighted average shares outstanding, of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

(4)      Reclassification

Certain fiscal 1997 information has been reclassified to conform to the 1998 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                   Minimum Capital              Minimum Capital
                                                                     for Capital                     to be
                                            Actual                 Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------
As of September 30, 1998:
Total Capital
   (to risk weighted assets)     $       27,917     12.56%   $      17,779      8.00%    $     22,224      10.00%

Tier 1 Capital
   (to risk weighted assets)             25,110     11.30%           8,889      4.00%          13,334       6.00%

Tier 1 Capital*
   (to average assets)                   25,110      7.34%          13,692      4.00%          17,115       5.00%

*    For the bank to qualify as "well  capitalized",  it must maintain a leveraged capital ratio (Tier 1 capital to average  assets) of at least 5%. This  requirement  does not apply to the company and is reflected  merely for informational purposes with respect to the bank.

On April 21, 1998, the board of directors declared a dividend in the amount of $0.35 per share paid on July 1, 1998 to shareholders of record as of the close of business on June 12, 1998. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet
Total Assets

Total assets increased $33.7 million, or 10.5%, since December 31, 1997. The increase is primarily attributable to an increase in gross loans of $26.9 million. The increase in assets was funded primarily by increases in deposits of $26.6 million.

Investments

At September 30, 1998 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized gains at September 30, 1998, net of tax effects, are shown as accumulated other comprehensive income, a separate component of stockholders' equity, in the amount of $1.2 million.

Loans

Total loans, before the allowance for loan losses, were $207.5 million, or 58.2% of total assets, at September 30, 1998, compared to $180.6 million, or 56.0 % of total assets, at December 31, 1997. The increase in loans of $26.9 million was primarily attributed to loan origination in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality-lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $26.6 million, or 9.4%, during the first nine months of 1998 from $283.9 million at December 31, 1997, to $310.4 million at September 30, 1998. The increase was primarily due to increased market penetration of the bank's newer branches as well as strong demand for the bank's new IRA products.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $4.1 million, or 32.5%, from $12.5 million at December 31, 1997 to $16.5 million at September 30, 1998. The increase was attributable to an increase in securities sold under agreements to repurchase of $5.0 million, partially offset by a decrease in FHLB borrowings of $1.0 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $.5 million at September 30, 1998, and had the ability to borrow approximately an additional $45.8 million.

Loan Loss Experience/Non-Performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                     Nine months ended September 30,
                                                                 ---------------------------------------
($ in thousands)                                                      1998                     1997
                                                                 -------------            --------------

Balance at beginning of year                                     $       4,290                     3,895
Loans charged off
     Commercial                                                             72                       148
     Commercial real estate                                                  -                         -
     Construction                                                            -                         -
     Residential real estate                                                 -                         -
     Home equity                                                             -                         -
     Other                                                                  11                         3
                                                                 -------------            --------------
                                                                            83                       151
Recoveries on loans charged off
     Commercial                                                              5                       148
     Commercial real estate                                                  -                       155
     Construction                                                            -                         -
     Residential real estate                                                 6                         -
     Home equity                                                             5                        40
     Other                                                                  34                        26
                                                                 -------------            --------------
                                                                            50                       369

Net loans charged off/(recovered)                                           33                      (218)
Provision charged to income                                                710                       200
                                                                 -------------            --------------
Balance at September 30                                          $       4,967                     4,313
                                                                 =============            ==============

Allowance for loan losses : Gross loans                                  2.39%                     2.47%
                                                                 =============            ==============
Annualized net charge-offs : Average loans outstanding                   0.02%                    (0.19%)
                                                                 =============            ==============
Allowance for loan losses : Non-performing loans                       436.85%                   206.46%
                                                                 =============            ==============

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                                  September 30,   December 31,    September 30,
                                                                      1998            1997             1997
                                                                 -------------    -------------   -------------
Loans on non-accrual:
  Commercial                                                     $         519              397             458
  Residential real estate                                                   74              180             249
  Commercial real estate                                                   104              180             815
  Construction                                                             178                -               -
  Consumer, including home equity                                          159              286             456
                                                                 -------------    -------------   -------------
     Total loans on non-accrual                                          1,034            1,043           1,978

Loans past due >90 days, still accruing                                    103               74             111
                                                                 -------------    -------------   -------------

Total non-performing loans                                               1,137            1,117           2,089

Other real estate owned                                                    304              393              78
                                                                 -------------    -------------   -------------
     Total non-performing loans and real estate owned            $       1,441            1,510           2,167
                                                                 =============    =============   =============

Non-performing loans : Gross loans                                       0.55%            0.62%           1.19%
                                                                 =============    =============   =============
Non-performing loans and real estate owned : Total assets                0.40%            0.47%           0.67%
                                                                 =============    =============   =============
Delinquent loans 30-89 days past due : Gross loans                       0.88%            1.14%           1.12%
                                                                 =============    =============   =============

Total non-performing loans decreased $1.0 million from September 30, 1997 through September 30, 1998. The ratio of non-performing loans to gross loans decreased from 1.19% to 0.55% from September 30, 1997 during this period. The primary cause for the decline was the removal of some commercial real estate loans from non-accrual status. These loans were either paid in full or brought current and assessed as fully collectable by management.

Total non-performing loans remained relatively unchanged from December 31, 1997 and are at historic lows. The ratio of non-performing loans to gross loans decreased from 0.61% as of December 31, 1997 to 0.55% as of September 30, 1998. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional, national or global economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

Year 2000 Compliance

The company is currently in the process of determining, testing and remediating the impact of the so-called "millenium problem" or "Y2K" (i.e., that many existing computer chips and programs use only two digits to identify a year in the date field and if such programs are not corrected many computer applications or computer chip dependent operations could fail or create erroneous results by or beginning in the year 2000). While most view the project as a data processing or computer concern, every department and function of the company is affected and must be included in the company's analysis and compliance process. The remediation efforts discussed below relate to both information technology systems (i.e. computer systems, phone systems, telecommunications, etc.) and non-information technology systems (i.e. alarm systems, security system, elevators, electrical systems, etc.).

The company primarily utilizes internal resources to manage the Y2K remediation process and test, update, and/or replace all software information systems for Year 2000 modifications. The company has formed a "Year 2000 Steering Committee" consisting of various members of senior management and all department managers. The Year 2000 Steering Committee's purpose is to evaluate risks, formulate timetables and allocate resources to ensure timely and effective completion of Y2K testing and remediation. The company also has a technology committee, consisting of certain members of the Board of Directors and management, which oversees the Year 2000 Steering Committee and is responsible for ensuring proper reporting of results to the full Board of Directors. One full time information system specialist is solely devoted to Y2K issues. Many other employees are also actively involved including each department manager, members of their staff and the entire information systems department. The company also utilizes external resources (information systems consultants, auditors, speakers, accountants etc.) as deemed necessary by the various committees and management.

Management has completed its assessment of Year 2000 issues, developed a plan, begun testing its various software information systems and arranged for the required resources, based on anticipated needs, to complete the necessary remediation. Management plans to complete the changes and testing on the internal mission critical information systems for the Year 2000 project by December 31, 1998 and mission critical systems associated with service providers by March 31, 1999. Mission critical systems are those critical to daily operations and failure of the systems would result in definite disruption to business. Testing of the company's non-mission critical applications will continue into 1999 and will be completed prior to any anticipated impact on its operating systems. Contingency plans are also being developed for each function so that the company is adequately prepared in the event of a system failure, despite remediation efforts. These contingency plans will be completed prior to December 31, 1999.

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Year 2000 compliant. Excluding internal salary and benefit costs, approximately $10,000 in costs associated with Y2K remediation efforts were expended through September 30, 1998. Management expects that the majority of the costs that will be incurred (as disclosed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the company's existing accounting policy, while miscellaneous consulting, salary, maintenance and modification costs will be expensed as incurred. Anticipated future costs, excluding internal salary and benefit costs, associated with Y2K compliance are estimated at $75,000, which includes upgrades of security systems, modifications to the automated teller machines, consulting costs and changes to the telecommunications network. Other than the one dedicated information system specialist the company does not separately track the portion of its salary and benefit costs allocable to the Y2K project.

It is not anticipated that material incremental costs will be incurred in any single period. The need for additional provisions to the bank's allowance for loan losses resulting from borrowers' year 2000 compliance problems will be considered, on an ongoing basis, based on management's assessment of the potential exposure of its customer base to such problems.

The cost of the project and the date on which the company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party availability and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, employee turnover, non-compliance of the company's vendors or service providers and similar uncertainties. The company is working closely with all of its vendors and service providers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

The internal and external risks associated with Y2K are numerous. The company is addressing the Y2K issue and is meeting or ahead of regulatory guidelines promulgated by the Federal Financial Institution Examination Council. However, there can be no guarantee that the systems of the company or other associated companies (i.e. electric company, telephone company, printing companies, office supply companies, etc.) will be timely remediated. There can be no guarantee that third party vendors on which the company's systems rely will be timely remediated. The failure of the company or a critical third party vendor to timely remediate Y2K issues might cause, among other things, systems malfunctions, incorrect or incomplete transaction processing or the inability to reconcile accounting books and records. Therefore, the company's operations and/or financial condition could possibly be negatively impacted to the extent the company or entities not affiliated with the company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities.

                              Results of Operations
  Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

The  company  reported  net  income  of  $2,573,000  for the nine  months  ended
September 30, 1998, versus $2,129,000 for the nine months ended September 30, 1997, or an increase of 20.9%. The company had basic earnings per common share of $1.63 and $1.35 for the nine months ended September 30, 1998 and September 30, 1997, respectively. Diluted earnings per share were $1.57 and $1.32 for the nine months ending September 30, 1998 and September 30, 1997, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                                     Nine months ended September 30,
                                                                 ---------------------------------------
($ in thousands)                                                      1998                     1997
                                                                 -------------            --------------

Average assets                                                   $     333,297                301,622
Average deposits and short-term borrowings                             306,220                278,090
Average investment securities (1)                                      104,491                121,537
Average loans                                                          196,436                157,495
Net interest income                                                     11,601                 10,105
Provision for loan losses                                                  710                    200
Tax expense                                                              1,179                  1,219
Average loans : Average deposits and borrowings                         64.15%                 56.63%
Non interest expense : Average assets (2)                                3.73%                  3.52%
Non interest income, exclusive of securities
  gains : Average assets (2)                                             0.69%                   .62%
Average tax equivalent rate earned on interest earning assets            8.32%                  8.25%
Average rate paid on interest bearing deposits and
   short-term borrowings                                                 3.91%                  4.01%
Net yield on average earning assets                                      5.13%                  4.91%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $11,601,000 for the nine months ended September 30, 1998, an increase of $1,496,000 or 14.8% from $10,105,000 for the nine months ended September 30, 1997. Interest income increased $1,867,000, primarily a result of an increase of average loan balances of $38.9 million partially offset by a decrease in investment and federal funds sold income of $652,000, as a result of a decline in the average investment and federal funds sold balances. The increase in interest income was partially offset by an increase in interest expense of $371,000, primarily due to an increase in average deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the nine months ended September 30, 1998, was 8.32%, up 7 basis points from 8.25% in the nine months ended September 30, 1997. The decline in yield in the loan portfolio from 9.61% to 9.42% was a result of a decline in the bank's prime rate during the quarter from 8.5% to 8.0% and increased competition in the market. The decline in the tax equivalent yield on investment securities from 6.55% to 6.51% was primarily a result of higher yielding securities being called by the issuing agencies. The average rate paid on interest bearing deposits and short-term borrowings in the nine months ended September 30, 1998, was 3.91%, a decrease of 10 basis points from 4.01% in the nine months ended September 30, 1997. The average rate paid on savings, NOW and money market accounts decreased primarily due to a change in mix. The average rate on short-term borrowings declined from 4.57% to 3.67% as a result of the decline in Federal Home Loan Bank borrowings.

The net yield on average earning assets increased 22 basis points to 5.13% in the nine months ended September 30, 1998, from 4.91% in the nine months ended September 30, 1997. The principal reason for the increase in the bank's net interest income during the first nine months of 1998 was the increase in average loans of $38.9 million, which was funded primarily by an increase of $23.2 million and $9.9 million in average interest bearing deposits and non-interest bearing deposits, respectively and a decline in average investment and federal funds sold balances of $10.4 million.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 1998, and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                            Nine Months Ended             Nine Months Ended
                                            September 30, 1998            September 30, 1997              Changes due to
                                        ---------------------------- ----------------------------  --------------------------------
                                          Average           Interest   Average           Interest                   Interest Rate/
($ in thousands)                          Balance  Interest Rates(3)   Balance  Interest Rates(3)   Total   Volume    Rate   Volume
                                        --------- --------- -------- ---------- -------- --------  -------  -------  ------  ------
Total
Assets:
    Loans  (1) (2)                      $ 196,436 $  13,845    9.42% $  157,495 $ 11,326    9.61%  $ 2,519  $ 2,799  $ (224) $  (56)
    Investment securities (3)             104,491     4,767    6.51     121,537    5,693    6.55      (926)    (835)    (36)    (55)
    Federal funds sold                      9,666       396    5.48       3,045      122    5.36       274      265       3       6
                                        --------- ---------          ---------- --------           -------  -------  ------  ------
      Total interest earnings assets      310,593    19,008    8.32%    282,077   17,141    8.25%    1,867    2,229    (257)   (105)
                                                  ---------                     --------           -------  -------  ------  ------
    Other assets (4)                       22,704                        19,545
                                        ---------                    ----------

      Total assets                      $ 333,297                    $  301,622
                                        =========                    ==========

Liabilities and stockholders' equity:
    Savings, NOW and money market       $ 110,234     1,819    2.21% $  102,506    1,782    2.32%       37      134     (84)    (13)
    Time deposits                         127,835     5,179    5.42     112,359    4,575    5.44       604      630     (17)     (9)
    Short-term borrowings                  14,918       409    3.67      19,867      679    4.57      (270)    (169)   (134)     33
                                        --------- ---------          ---------- --------           -------  -------  ------  ------
      Interest bearing deposits
        and borrowings                    252,987     7,407    3.91%    234,732    7,036    4.01%      371      595    (235)     11
                                                  ---------                     --------           -------  -------  ------  ------

    Non-interest bearing deposits          53,233                        43,358
    Other liabilities                       2,414                         2,027
                                        ---------                    ----------
      Total liabilities                   308,634                       280,117

Stockholders' equity                       24,663                        21,505
                                        ---------                    ----------

      Total liabilities and
       stockholders' equity             $ 333,297                    $  301,622
                                        =========                    ==========

Net interest rate spread                                       4.41%                        4.24%

Net interest income                               $  11,601                     $ 10,105           $ 1,496  $ 1,634  $  (22) $ (116)
                                                  =========                     ========           =======  =======  ======  ======

Net yield on average earning assets                            5.13%                        4.91%

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

The provision for loan losses amounted to $710,000 and $200,000 for the nine-month periods ended September 30, 1998 and 1997, respectively. Loans, before the allowance for loan losses, have increased from $174.7 million, at September 30, 1997, to $207.5 million, at September 30, 1998, or an increase of 18.8%. Although there has not been an increase in problem assets or any change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. Additionally the allowance for loan loss:gross loan ratio has declined from 2.91% to 2.47% to 2.39% from September 30, 1996, 1997 and 1998, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the nine months ended September 30, 1998, reflects both reserves for new origination and related decline in reserve coverage and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $327,000 to $1,724,000 for the nine months ended September 30, 1998, compared to $1,397,000 for the nine months ended September 30, 1997. This increase was primarily caused by an increase in trust fees of $210,000 and an increase in net gains on sale of loans of $101,000.

Trust fees increased by $210,000, or 42.6%, for the nine months ended September 30, 1998 compared to the same period in 1997 due to an increase in trust assets and additional services offered. As a result of the additional services trust professional and custodial expenses increased $65,000 or 40.6%. Trust assets under management increased from $163.7 million at September 30, 1997 to $181.4 million at September 30, 1998.

Deposit fees had no change for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The relative leveling of income in this category was due to deposit growth being concentrated in accounts not generating deposit fee income such as checking accounts that generate earning credits towards fees or certificates of deposit.

Gains on sales of loans increased from $31,000 for the nine months ended September 30, 1997, to $132,000 for the nine months ended September 30, 1998, as a result of increased loan origination volume caused by low interest rates and a resulting high amount of refinance activity and home purchases.

Other income for the nine months ended September 30, 1998, was $229,000, an increase of 3.2%, from $222,000 for the nine months ended September 30, 1997, due primarily to increases in check printing fees.

Net gains on sale of investment securities increased by $444,000 for the nine months ended September 30, 1998, from a net loss of $11,000 for the nine months ended September 30, 1997. The gains were a result of both investment sales, as part of the bank's overall investment and asset/liability strategies, and gains on securities that were called.

Non-Interest Expense

Salaries and benefits expense totaled $5,262,000 for the nine months ended September 30, 1998, compared with $4,601,000 for the nine months ended September 30, 1997, an increase of $661,000 or 14.4%. This increase was primarily the result of the addition of the Dracut branch during the fourth quarter of 1997, and annual salary increases.

Occupancy expense was $1,629,000 for the nine months ended September 30, 1998, compared with $1,307,000 for the nine months ended September 30, 1997, an increase of $322,000 or 24.6%. The increase was primarily due to the establishment of the Dracut branch in November of 1997, the addition of the bank's training facility in September of 1997 and enhancements to the bank's computer systems.

Office and data processing supplies expense decreased by $5,000, or 1.8%, for the nine months ended September 30, 1998 compared to the same period in the prior year, primarily due to the implementation of cost savings programs.

Audit, legal and other professional expenses increased by $240,000, or 64.2% for the nine months ended September 30, 1998 compared to the prior year period, primarily as a result of expenses associated with the implementation of certain tax strategies discussed below and Y2K costs.

Trust, professional and custodial expenses increased by $65,000, or 40.6%, for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax rate for the first nine months of 1998 was 31.4%. As a result of the implementation of certain tax strategies, it is expected that the effective tax rate will decline to approximately 30% for the year ended December 31, 1998. The company expects that the tax benefits from the use of these strategies will be offset by professional fees and other expenses incurred in connection with the implementation in 1998. Accordingly, it is anticipated that the implementation of these strategies will not have a material impact on net income in 1998. Absent a change in tax laws, these strategies are expected to have a positive effect on the company's net income beginning in 1999.

                              Results of Operations
 Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

The company reported net income of $892,000 for the three months ended September 30, 1998, versus $799,000 for the three months ended September 30, 1997, or an increase of 11.6%. The company had basic earnings per common share of $0.56 and $0.51 for the three months ended September 30, 1998 and September 30, 1997, respectively. Diluted earnings per share were $0.54 and $0.50 for the three months ending September 30, 1998 and September 30, 1997, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                                    Three months ended September 30,
                                                                 ---------------------------------------
($ in thousands)                                                      1998                     1997
                                                                 -------------            --------------

Average assets                                                   $     342,689                   318,818
Average deposits and short-term borrowings                             314,122                   294,698
Average investment securities (1)                                       93,730                   121,324
Average loans                                                          205,103                   169,251
Net interest income                                                      4,090                     3,623
Provision for loan losses                                                  440                        80
Tax expense                                                                246                       462
Average loans : Average deposits and borrowings                         65.29%                    57.43%
Non interest expense : Average assets (2)                                3.90%                     3.40%
Non interest income, exclusive of securities
  gains : Average assets (2)                                             0.68%                     0.57%
Average tax equivalent rate earned on interest earning assets            8.34%                     8.29%
Average rate paid on interest bearing deposits and
   short-term borrowings                                                 3.88%                     4.03%
Net yield on average earning assets                                      5.20%                     4.94%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $4,090,000 for the three months ended September 30, 1998, an increase of $467,000 or 12.9% from $3,623,000 for the three months ended September 30, 1997. Interest income increased $497,000, primarily a result of an increase of $35.9 million in the average loan balance partially offset by a decrease in investment and federal funds sold income of $238,000 as a result of a decline in average balances.

The average tax-equivalent yield on earning assets in the three months ended September 30, 1998, was 8.34%, up 5 basis points from 8.29% in the three months ended September 30, 1997. The decline in yield in the loan portfolio from 9.71% to 9.43% was a result of a decline of the bank's prime rate during the quarter from 8.5% to 8.0% and increased competition in the market. The increase in the tax equivalent yield on investment securities from 6.48% to 6.65% was primarily a result of the purchase and resulting increase of percentage of total investments of municipal securities. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended September 30, 1998, was 3.88%, a decrease of 15 basis points from 4.03% in the three months ended September 30, 1997. The average rate paid on savings, NOW and money market accounts decreased primarily due to a change in mix. The average rate on short term borrowings declined from 4.52% to 3.03% as a result of the decline in Federal Home Loan Bank borrowings.

The net yield on average earning assets increased 26 basis points to 5.20% in the three months ended September 30, 1998, from 4.94% in the three months ended September 30, 1997. The principal reason for the increase in the bank's net interest income during the three months ended September 30, 1998 was the increase in average loans of $35.9 million, which was funded primarily by an increase of $19.6 million and $6.7 million in average interest bearing deposits and non-interest bearing deposits, respectively, and a decline in average investment and federal funds sold balances of $12.3 million.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 1998, and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                            Three Months Ended           Three Months Ended
                                            September 30, 1998           September 30, 1997                 Changes due to
                                        ---------------------------   ---------------------------     -----------------------------
                                         Average           Interest    Average          Interest                     Interest Rate/
($ in thousands)                         Balance  Interest Rates(3)    Balance Interest Rates (3)     Total   Volume   Rate   Volume
                                        --------- -------- --------   --------- ------- ---------     ------  ------  ------  -----
Total
Assets:
    Loans  (1) (2)                      $ 205,103 $  4,876    9.43%   $ 169,251 $ 4,141     9.71%     $  735  $  877  $ (119) $ (23)
    Investment securities (3)              93,730    1,441    6.65      121,324   1,891     6.48        (450)   (451)     52    (51)
    Federal funds sold                     22,773      314    5.47        7,527     102     5.38         212     207       2      3
                                        --------- --------            --------- -------               ------  ------  ------  -----
      Total interest earnings assets      321,606    6,631    8.34%     298,102   6,134     8.28%        497     633     (65)   (71)
                                                  --------                      -------               ------  ------  ------  -----
    Other assets (4)                       21,083                        20,716
                                        ---------                     ---------

      Total assets                      $ 342,689                     $ 318,818
                                        =========                     =========

Liabilities and stockholders' equity:
    Savings, NOW and money market       $ 111,042      605    2.16%   $ 108,625     661     2.41%        (56)     15     (68)    (3)
    Time deposits                         136,105    1,837    5.35      118,880   1,624     5.42         213     235     (21)    (1)
    Short-term borrowings                  12,943       99    3.03       19,854     226     4.52        (127)    (79)    (75)    27
                                        --------- --------            --------- -------               ------  ------  ------  -----
      Interest bearing deposits
        and borrowings                    260,090    2,541    3.88%     247,359   2,511     4.03%         30     171    (164)    23
                                                  --------                      -------               ------  ------  ------  -----

    Non-interest bearing deposits          54,032                        47,339
    Other liabilities                       2,503                         2,122
                                        ---------                     ---------
      Total liabilities                   316,625                       296,820

Stockholders' equity                       26,064                        21,998
                                        ---------                     ---------

      Total liabilities and
       stockholders' equity             $ 342,689                     $ 318,818
                                        =========                     =========

Net interest rate spread                                      4.46%                         4.25%

Net interest income                               $  4,090                      $ 3,623               $  467  $  462  $   99  $ (94)
                                                  ========                      =======               ======  ======  ======  =====

Net yield on average earning assets                           5.20%                         4.94%

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

The provision for loan losses amounted to $440,000 and $80,000 for the three month periods ended September 30, 1998 and 1997 respectively. As previously discussed, the increase in the provision for loan loss is a result of significant loan growth, decline in the allowance for loan loss:gross loan ratio and management's assessment of current risks.


Non-Interest Income

Non-interest income, exclusive of security gains, increased by $126,000 to $587,000 for the three months ended September 30, 1998, compared to $461,000 for the three months ended September 30, 1997. This increase was primarily caused by an increase in trust fees of $87,000 and an increase in net gains on sale of loans of $49,000.

Trust fees increased by $87,000, or 55.4%, for the three months ended September 30, 1998 compared to the same period in 1997 due to an increase in trust assets and additional services offered. As a result of the additional services trust professional and custodial expenses increased by $24,000 or 42.9%.

Deposit fees decreased by $11,000, or 4.7%, for the three months ended September 30, 1998, compared to the three months ended September 30, 1997. The decrease was due to deposit growth being concentrated on accounts not generating deposit fee income such as checking accounts that generate earnings credits and certificates of deposit. Net gains on sale of investments increased to $268,000 for the three months ended September 30, 1998 compared to a net loss of $11,000 in the three months ended September 30, 1997. The gains were a result of both investment sales, as part of the bank's overall investment and asset/liability strategies, and gains on securities that were called.

Non-Interest Expense

Salaries and benefits expense totaled $1,854,000 for the three months ended September 30, 1998, compared with $1,660,000 for the three months ended
September 30, 1997, an increase of $194,000 or 11.7%. This increase was primarily the result of the addition of the Dracut branch during the fourth quarter of 1997, and annual salary increases.

Occupancy expense was $535,000 for the three months ended September 30, 1998, compared with $434,000 for the three months ended September 30, 1997, an increase of $101,000 or 23.3%. The increase was primarily due to the establishment of the Dracut branch in November of 1997 and the addition of the bank's training facility in September of 1997.

Advertising and public relations expenses increased by $60,000, or 77.9%, for the three months ended September 30, 1998 compared to the same period in 1997. The increase was attributed to timing of expenditures.

Office and data processing supplies expense decreased by $20,000, or 19.4%, for the three months ended September 30, 1998 compared to the same period in the prior year. The decrease was primarily due to the implementation of cost savings programs and timing of expenditures.

Audit, legal and other professional expenses increased by $216,000, or 200.0% for the three months ended September 30, 1998 compared to the prior year period, primarily due to the implementation of certain tax strategies and Y2K costs.

Trust, professional and custodial expenses increased by $24,000, or 42.9%, for the three months ended September 30, 1998 as compared to the same period in 1997. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax decreased from 36.6% to 21.6% from the quarter ended September 30, 1997 to September 30, 1998. As previously discussed, the reduction of the company's effective tax rate is a result of the implementation of certain tax planning strategies. The expected effective tax rate for the year ended December 31, 1998 and going forward is approximately 30.0%.

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


                                 ENTERPRISE BANCORP, INC.

DATE:  November 13, 1998         /s/ John P. Clancy, Jr.
                                 John P. Clancy, Jr.
                                 Senior Vice President, Chief Financial Officer,
                                 Chief Investment Officer and Treasurer