Form 10KSB40
period 1998-12-31
ENTERPRISE BANCORP INC /MA/
filed 1999-03-26
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                   For the fiscal year ended December 31, 1998

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

                                 (978) 459-9000
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class              Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value per share
(Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $28,636,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $29,699,516 as of February 28, 1999


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 28, 1999, Common Stock - Par Value $0.01: 3,169,634 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 4, 1999 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes .......... No X

                            ENTERPRISE BANCORP, INC.
                                TABLE OF CONTENTS
                                                                          Page
                                                                         Number
                                     PART I

Item 1    Description of Business                                           3

Item 2    Description of Property                                          17

Item 3    Legal Proceedings                                                17

Item 4    Submission of Matters to a Vote of Security Holders              17

                                     PART II

Item 5    Market for Common Equity and Related Stockholder Matters         18

Item 6    Management's Discussion and Analysis or Plan of Operation        19

Item 7    Financial Statements                                             30

Item 8    Changes In and Disagreements with Accountants on Accounting      58
          and Financial Disclosure

                                    Part III

Item 9    Directors, Executive Officers, Promoters and Control Persons;    58
          Compliance with Section 16(a) of the Exchange Act

Item 10   Executive Compensation                                           59

Item 11   Security Ownership of Certain Beneficial Owners and Management   59

Item 12   Certain Relationships and Related Transactions                   59

Item 13   Exhibits and Reports on Form 8-K                                 60

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

The company's headquarters and the bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices are located in the Massachusetts cities and towns of Billerica, Chelmsford, Dracut, Leominster and Tewksbury. The bank has purchased land in Westford, Massachusetts and intends to build a branch facility scheduled to open by the fourth quarter of 1999. The bank's deposit gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

                                     Lending

The bank specializes in lending to small and medium-sized businesses, corporations, partnerships, non-profits, professionals and individuals. Loans made by the bank to businesses include commercial mortgage loans, loans guaranteed by the Small Business Association (SBA), construction loans, revolving lines of credit, working capital loans, equipment financing, asset-based lending, letters of credit and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. The bank also originates equipment lease financing for businesses. Loans made by the bank to individuals include residential mortgage loans, home equity loans, residential construction loans, unsecured and secured personal lines of credit and mortgage loans on investment and vacation properties.

At December 31, 1998, the bank had gross loans outstanding of $216.2 million, which represented approximately 60% of the company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 1998, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $5.2 million, subject to certain exceptions provided under applicable law. At December 31, 1998, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total gross loans.

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      1998                 1997                 1996                 1995                1994
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %       Amount       %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   --------   -------
Comm'l real estate            $   80,207    37.1%  $   66,836    36.8%  $   52,378   36.1%   $   42,514   36.0%   $  40,267    34.9%
Commercial                        55,570    25.7%      42,202    23.2%      38,202   26.3%       28,353   24.0%      25,980    22.5%
Residential mortgages             44,680    20.7%      42,648    23.5%      35,918   24.7%       32,872   27.8%      33,748    29.3%
Home equity                       13,436     6.2%      12,203     6.7%       8,255    5.7%        5,250    4.4%       5,877     5.1%
Construction                      16,637     7.7%      13,149     7.2%       6,474    4.4%        5,844    4.9%       5,930     5.1%
Other                              5,682     2.6%       4,657     2.6%       4,043    2.8%        3,379    2.9%       3,543     3.1%
                              ----------           ----------           ----------           ----------           ---------
  Gross loans                    216,212   100.0%     181,695   100.0%     145,270  100.0%      118,212  100.0%     115,345   100.0%
Less: Deferred fees                1,000                1,111                  950                  549                 555
Allowance for
  loan losses                      5,234                4,290                3,895                4,107               4,341
                              ----------           ----------           ----------           ----------           ---------
  Net loans                   $  209,978           $  176,294           $  140,425           $  113,556           $ 110,449
                              ==========           ==========           ==========           ==========           =========

Commercial, Commercial Real Estate and Construction Loans

The following table sets forth scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 1998. Loans having no stated maturity (i.e., payable on demand) are reported as due in one year or less. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

                                                                               Commercial
($ in thousands)                                   Commercial    Construction  Real Estate
                                                   ----------    ------------  -----------
Amounts due:
     One year or less                                $ 6,184       $ 9,321       $   677
     After one year through five years                19,453         1,383         5,016
     Beyond five years                                29,933         5,933        74,514
                                                     -------       -------       -------
                                                     $55,570       $16,637       $80,207
                                                     =======       =======       =======
Interest rate terms on amounts due after one year:
     Fixed                                           $ 8,749       $ 1,104       $10,450
     Adjustable                                       40,637         6,212        69,080

Scheduled contractual maturities will not reflect the actual maturities of loans. The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing (including equipment leases), standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $4.6 million, $5.0 million, and $3.9 million as of December 31, 1998, 1997 and 1996, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $152.4 million at December 31, 1998, representing an increase of $30.2 million, or 24.7%, from the previous year. This compares to an increase of $25.1 million or 25.9% from 1996 to 1997. The growth in 1998 is a reflection of the bank's continued aggressive customer-call efforts, additional lenders hired during 1997 and 1998, an increase in marketing and advertising and increased penetration in the markets surrounding the bank's newer branches.

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

The bank has an independent loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines and monitors ongoing quality of the loan portfolio. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets on a periodic basis to discuss loans on the bank's internal "watch list" and classified loan report. The overdue loan review committee, consisting of seven members of the board of directors (two of which are officers of the bank), also meets quarterly to review and assess all loan delinquencies.

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

Residential mortgage loans made by the bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and a review of the asset/liability position of the bank, management may elect to sell or hold for the bank's portfolio residential loan production. The bank generally sells fixed rate residential mortgage loans with maturities greater than 15 years and puts variable rate loans into the bank's portfolio. The bank may retain or sell the servicing when selling the loans. The decision to hold or sell new loan production is made in conjunction with the overall asset/liability management program of the bank. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. All loans sold are currently sold without recourse.

Residential mortgage loans were $44.7 million at December 31, 1998, representing an increase of $2.0 million, or 4.8%, from the previous year. This compares to an increase of $6.7 million, or 18.7%, in 1997, from the previous year. The slower growth in 1998 slowed from the previous year due to an increase in refinancing and the sale of more loan production to the secondary market.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one year and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $13.4 million at December 31, 1998, representing an increase of $1.2 million, or 10.1%, from the previous year. This compares to an increase of $3.9 million, or 47.8%, in 1997 compared to the previous year. The slower growth in 1998 is attributable to an increased level of refinancing of existing mortgages and equity loans due to low interest rates available to borrowers during the year.

Other Loans

The category "Other Loans" consists of secured or unsecured personal loans, credit cards and overdraft protection lines extended to individual customers.

Other loans were $5.7 million at December 31, 1998, representing an increase of $1.0 million or 22.0%, from the previous year. This compares to an increase of $.6 million, or 15.2%, in 1997 compared to the previous year. The growth in 1998 is a result of the increased penetration in the markets surrounding the newer branches and the general increase in relationships in more established markets.

Risk Elements

Non-performing assets consist of non-accruing loans, loans past due greater than 90 days and still accruing and other real estate owned ("OREO"). Loans on which the accrual of interest has been discontinued, including some impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans for which management considers it probable that not all contractual principal and interest will be collected are designated as impaired loans.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 1998 and 1997 were $979,000 and $838,000, respectively. Accruing restructured loans as of December 31, 1998 and 1997 were $538,000 and $260,000, respectively.

Additional information regarding these risk elements is contained in Item 6, Management Discussion and Analysis, and Item 7, Financial Statements, contained in this report and "Allowance for Loan Losses and OREO Activity" below.

Allowance for Loan Losses and OREO Activity

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                   Years Ended December 31,
                                             ---------------------------------------------------------------
($ in thousands)                                  1998        1997          1996         1995         1994
                                              ----------   ---------     ----------   ---------    ---------

Average loans outstanding                     $ 200,491    $ 162,594     $ 128,572    $ 118,248    $  98,033
                                              =========    =========     =========    =========    =========

Balance at beginning of year                  $   4,290    $   3,895     $   4,107    $   4,341    $   4,133

Charged-off loans:
    Commercial                                       87          165            60           87         --
    Commercial real estate                         --            125           112          265            7
    Construction                                   --           --            --           --           --
    Residential mortgage                           --           --            --             33         --
    Home equity                                    --           --              55         --             41
    Other                                            53           11            17           20            8
                                              ---------    ---------     ---------    ---------    ---------
        Total charged-off                           140          301           244          405           56
                                              ---------    ---------     ---------    ---------    ---------

Recoveries on loans previously charged-off:
    Commercial                                        6           52             2           24           54
    Commercial real estate                         --            155            21           39         --
    Construction                                   --           --            --              1          185
    Residential mortgage                              6            2             1          100            5
    Home equity                                       7           40             4            3            1
    Other                                            35          127             4            4           19
                                              ---------    ---------     ---------    ---------    ---------
        Total recoveries                             54          376            32          171          264
                                              ---------    ---------     ---------    ---------    ---------

Net loans charged-off (recovered)                    86          (75)          212          234         (208)
Provision charged to income                       1,030          320          --           --           --
                                              ---------    ---------     ---------    ---------    ---------


Balance at December 31                        $   5,234    $   4,290     $   3,895    $   4,107    $   4,341
                                              =========    =========     =========    =========    =========


Net loans charged-off (recovered) to
    average loans                                   .04%        (.05%)         .16%         .20%        (.21%)
Net loans charged-off (recovered) to
    allowance for loan losses                      1.64%       (1.75%)        5.44%        5.70%       (4.79%)
Allowance for loan losses to
    ending gross loans                             2.42%        2.36%         2.68%        3.47%        3.76%
Allowance for loan losses to
    non-performing loans                         384.85%      384.06%       165.25%      202.02%      231.64%
Recoveries to charge-offs                         38.57%      124.92%        13.11%       42.22%      471.43%

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending as indicated:

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      1998                 1997                 1996                 1995                1994
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %       Amount       %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   --------   -------
Comm'l real estate            $    2,591    37.1%  $    2,161    36.8%  $    2,171   36.1%   $    2,371   36.0%   $   2,411    34.9%
Commercial                         1,111    25.7%         844    23.2%         723   26.3%          908   24.0%       1,067    22.5%
Construction                         665     7.7%         338     7.2%         209    4.4%          143    4.9%         187     5.1%
Residential mortgage                 568    20.7%         525    23.5%         372   24.7%          364   27.8%         365    29.3%
Consumer                             194     8.8%         167     9.3%         244    8.5%          162    7.3%         138     8.2%
Unallocated                          105                  255                  176                  159                 173
                              ----------           ----------           ----------           ----------           ---------
    Total                     $    5,234   100.0%  $    4,290   100.0%  $    3,895  100.0%   $    4,107  100.0%   $   4,341   100.0%
                              ==========           ==========           ==========           ==========           =========

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                         December 31,
                                             --------------------------------------------------------------
($ in thousands)                               1998         1997          1996          1995          1994
                                             -------       ------       -------        ------        ------
Non-accrual loans*                           $1,263        $1,043        $2,237        $2,021        $1,871
Accruing loans > 90 days past due                97            74           120            12             3
                                             ------        ------        ------        ------        ------
    Total non-performing loans                1,360         1,117         2,357         2,033         1,874
Other real estate owned                         304           393            83           417           390
                                             ------        ------        ------        ------        ------
    Total non-performing assets              $1,664        $1,510        $2,440        $2,450        $2,264
                                             ======        ======        ======        ======        ======


Restructured loans                           $  538        $  260        $ --          $ --          $  742

Delinquent loans 30-89 days past due          1,473         2,074         2,280         2,356           534

Non-performing loans : Gross loans              .63%          .61%         1.62%         1.72%         1.62%
Non-performing assets : Total assets            .46%          .47%         0.86%         1.09%         1.32%
Delinquent loans 30-89 days past due :
    Gross loans                                 .68%         1.14%         1.57%         1.99%         0.46%

*    Impaired  loans  included  in  non-accrual  loans as of  December  31,  1998 and 1997 were $.5 million and $.9 million, respectively.

Non-accrual loans increased slightly by $0.2 million, to $1.3 million at December 31, 1998, as compared to the prior year. The increase was primarily attributable to an increase in non-accruing commercial loans guaranteed by the SBA. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in the local, regional and national economic conditions could result in an increase to non-performing assets in the future, despite prudent loan underwriting.


                              Investment Activities

The investment activity of the bank is an integral part of the overall asset/liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversity and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities which are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, U.S. agency mortgage-backed securities("MBSs") and collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, and state, county, and municipal securities ("Municipals"), all of which must be considered investment grade by a recognized rating service. The effect of changes in interest rates and the resulting impact on a MBSs' principal repayment speed and the effect on yield and market value are considered when purchasing MBSs. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee. See note 2 to the consolidated financial statements in Item 7 for further information.

At December 31, 1998, 1997, and 1996 all investment securities were classified as available for sale and were carried at fair market value. The net unrealized gains at December 31, 1998, net of tax effects, are shown as a separate component of stockholders' equity in the amount of $1.0 million. The following table summarizes the fair market value of investments at the dates indicated:

                                                       December 31,
                                             ------------------------------
     ($ in thousands)                          1998       1997       1996
                                             --------   --------   --------

U.S. treasuries and agencies                 $ 36,178   $ 82,831   $ 92,185
CMOs and MBSs                                  45,912     12,464     11,760
Municipals                                     29,608     14,630     12,490
FHLB stock                                      2,961      2,961      2,961
                                             --------   --------   --------
      Total investments available-for-sale   $114,659   $112,886   $119,396
                                             ========   ========   ========


The contractual maturity distribution, as of December 31, 1998, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                           Under 1 Year         1 - 3 Years          3 - 5 Years         5 - 10 Years           Over 10 Years
                         ---------------     ----------------     ----------------     ----------------      -----------------
($ in thousands)         Balance   Yield     Balance    Yield     Balance    Yield     Balance    Yield      Balance     Yield
                         -------  ------     --------  ------     -------   ------     --------  ------      --------   ------
U.S. treasuries
  and agencies           $ 4,975   5.90%     $10,468    6.65%     $ 7,082    6.56%     $11,649    6.84%      $ 2,004     6.99%
CMOs and MBSs               --       --%        --        --%       --         --%      13,400    6.35%       32,512     6.18%
Municipals*                1,328   6.89%       4,337    7.39%       2,672    7.54%      15,553    6.83%        5,718     7.05%
                         -------             -------              -------              -------               -------
                         $ 6,303   6.11%     $14,805    6.87%     $ 9,754    6.83%     $40,602    6.67%      $40,234     6.34%
                         =======             =======              =======              =======               =======

      *    Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities do not reflect the actual expected maturities of the investments. CMOs and MBSs are shown at their final maturity. However, due to prepayments and normal amortization the actual cash flows will be faster than presented above. Similarly, included in the U.S. treasuries and agencies category is $20.7 million in securities which can be "called" before maturity. Actual maturity of these callable securities could be shorter in a falling interest rate environment. Management considers these factors when evaluating the net interest margin in the bank's asset/liability management program.

The reduction in U.S. treasuries and agencies from $82.8 million at December 31, 1997 to $36.2 million at December 31, 1998 was largely attributed to securities with a book value of $33.7 million being called and sales of U.S. treasuries with a book value of $21.1 million to take advantage of opportunities in the investment market. Proceeds from these transactions were primarily used to purchase municipal securities with maturities from 8-18 years and CMOs with varying weighted average lives.

See "Interest Margin Sensitivity Analysis" below for additional information regarding the bank's callable bonds and CMOs.

                      Interest Margin Sensitivity Analysis

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity ratio, Federal Home Loan Bank borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed continually by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income because of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying future interest rate environments affects prepayment speeds, reinvestment rates, maturities of investments due to call provisions, changes in interest rates on various asset and liability accounts based on different indices, and other factors which vary under the different scenarios. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 10% in the 24 month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

The following table summarizes the projected net interest income for a 24-month period from the company's interest bearing assets and liabilities as of December 31, 1998, resulting from a 200 basis point upward shift in the prime rate, 200 basis point downward shift in the prime rate and no change in the prime rate scenarios from the bank's asset/liability simulation model. Other rates (i.e., deposit, loan, and investment rates) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

                                                                  December 31, 1998
                                                      -----------------------------------------
                                                      Rates Rise        Rates        Rates Fall
                                                         200 BP       Unchanged        200 BP
($ in thousands)                                      ----------     ----------      ----------
Interest Earning Assets:
   Variable rate loans                                  $31,631        $27,459        $23,287
   Fixed rate loans                                       9,014          8,763          7,953
   Callable securities                                    2,748          2,609          2,533
   Fixed maturity treasury and agency securities          1,330          1,315          1,310
   Other investment securities                            9,801          9,197          8,650
   Federal funds sold                                       774            657            626
                                                        -------        -------        -------
      Total interest income                              55,298         50,000         44,359
                                                        -------        -------        -------

Interest Earning Liabilities:
   Time deposits                                         16,200         12,965         10,808
   NOW, money market, savings                             5,572          4,632          3,692
   Short term borrowings                                  1,262            983            808
                                                        -------        -------        -------
      Total interest expense                             23,034         18,580         15,308
                                                        -------        -------        -------
      Net interest income                               $32,264        $31,420        $29,051
                                                        =======        =======        =======

As of December 31, 1998, analysis indicated that the sensitivity of the net interest margin was in compliance with policy. Management estimates that, in a falling rate environment, there would be a reduction of the net interest income due to slower reductions in rates paid on deposits and increased cash flows from the company's loan and investment portfolio, which would be reinvested at lower marginal rates as rates fall, assuming a static balance sheet. Management estimates that net interest income will increase less significantly in a rising rate environment, assuming a static balance sheet, due to increased loan income being offset by the effect of the extension of the duration of the investment portfolio and rising cost of funds.

The results and conclusions reached from the December 31, 1998 simulation are similar to the results of the December 31, 1997 simulation. As shown in the following table, the 24 month net interest margin projection from the December 31, 1997 model, reflects a decline when interest rates fall and an increase when rates rise.
                                               December 31, 1997
                                   ----------------------------------------
                                   Rates Rise        Rates       Rates Fall
     ($ in thousands)                200 BP       Unchanged        200 BP
                                   ----------     ----------     ----------

Interest earning assets             $51,936        $47,000        $42,409
Interest earning liabilities         21,550         17,630         14,698
                                    -------        -------        -------
Net interest income                 $30,386        $29,370        $27,711
                                    =======        =======        =======


Maturity information of the company's loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings is contained above under the caption "Investment Activities" and in Part II, Item 7 in Notes 7 and 8 to the company's financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions, based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of CMOs and callable securities as rates change.

The following table reflects management's estimates of when principal, shown at amortized cost, of CMOs and callable securities, held in the bank's portfolio as of December 31, 1998, will be repaid and the securities' weighted average interest rates under three scenarios: interest rates up 200 basis points (BP), down 200 basis points and no change. The difference in total yields in each scenario is caused principally by accelerating or decelerating the amortization/accretion on discounts and premiums on CMOs due to changing prepayment speeds.

                               Up 200 BP                  No Change                   Down 200 BP
                         --------------------      ---------------------       --------------------
                          Amortized    Yield         Amortized    Yield         Amortized    Yield
     ($ in thousands)       Cost       Rate            Cost       Rate            Cost       Rate
                         ----------   -------      -----------   -------       ----------   -------
    0 - 12 Months         $ 4,971      6.08%         $12,103      6.12%         $21,600      5.87%
   13 - 24 Months           8,262      6.28%          15,707      6.32%          26,971      6.04%
   25 - 36 Months           6,114      6.09%          15,214      6.48%          12,357      6.52%
   37 - 48 Months           9,405      6.44%           5,216      5.95%           2,780      5.69%
   Over 48 Months          37,070      6.53%          17,582      6.70%           2,114      5.69%
                          -------                    -------                    -------
      Total               $65,822      6.41%         $65,822      6.39%         $65,822      6.05%
                          =======                    =======                    =======

Management also assesses sensitivity of the change in the net value of assets and liabilities (MVPE) under different scenarios. As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases. Management monitors the MVPE on at least an annual basis. Although management does consider the effect on the MVPE when making asset/liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.

                                Source of Funds

Deposits

Deposits have traditionally been the principal source of the bank's funds. The bank offers a broad selection of deposit products to the general public, including NOW accounts, savings accounts, money market accounts, individual retirement accounts (IRA) and certificates of deposit. The bank also offers commercial checking, money market, sweep, Keogh retirement and business IRA accounts and repurchase agreements to its commercial business customers. The bank does not currently use brokered deposits. The bank has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers and longer term deposits.

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

                                                                        December 31,
                    ------------------------------------------------------------------------------------------------------------
                                   1998                                1997                                 1996
                    ---------------------------------    ---------------------------------     ---------------------------------
                     Average      Average     % of        Average       Average     % of        Average      Average      % of
                     Balance       Rate      Deposits     Balance        Rate     Deposits      Balance       Rate      Deposits
                    --------      -------    --------    --------       -------   --------     --------      -------    --------

Demand              $ 54,161        --        18.25%     $ 45,371         --        17.16%     $ 34,884         --       15.86%

Savings               22,218       2.23%       7.49%       19,237        2.23%       7.27%       17,037       2.22%       7.75%
NOW                   58,062       1.89%      19.57%       53,782        2.14%      20.34%       43,929       2.09%      19.97%
Money market          30,490       2.60%      10.28%       31,422        2.76%      11.88%       24,402       2.56%      11.09%
                    --------                 ------      -------                   ------      --------                 ------
                     110,770       2.16%      37.34%      104,441        2.35%      39.49%       85,368       2.25%      38.81%

Time deposits        131,773       5.38%      44.41%      114,656        5.46%      43.35%       99,696       5.63%      45.33%
                    --------                 ------      -------                   ------      --------                 ------
    Total           $296,704       3.19%     100.00%     $264,468        3.29%     100.00%     $219,948       3.42%     100.00%
                    ========                 ======      ========                  ======      ========                 ======

See note 7 to the consolidated financial statements in Item 7 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (FHLB). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the bank's asset/liability management program. At December 31, 1998, the bank had the additional capacity to borrow up to approximately $55.1 million from the FHLB, with actual outstanding balances of $.5 million at a rate of 5.94%.

The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. These instruments are either term agreements or overnight borrowings, as a part of the bank's commercial sweep accounts. Interest rates on the bank's commercial sweep accounts are dependent on changes in the U.S. treasury market. Interest rates paid by the bank on the term repurchase agreements are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 1998 the bank had $11.6 million in repurchase agreements outstanding with a weighted average interest rate of 2.70%.

See note 8 to the consolidated financial statements in Item 7 for further information.

                                     Trust

The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 1998, the bank had $195.4 million in assets under management.

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. Several major commercial banks are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. The major commercial banks have several competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of these banks also allows them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses which provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as internet banking and PC banking, are expected to have a significant impact on the future competitive landscape of financial institutions.

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

Notwithstanding the substantial competition with which the bank is faced, management believes that the bank has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by major bank holding companies, and the resultant consolidation of competitors' banking operations and services within the bank's market area. Additionally, management actively pursues opportunities in new technologies that will serve the bank's market niche, in order to have a competitive mix and pricing of its products.

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

See note 9 to the consolidated financial statements in Item 7 for further information regarding regulatory capital requirements for both the company and the bank.

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

See note 9 to the consolidated financial statements in Item 7 for further information regarding regulatory capital requirements for both the company and the bank.

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

Under the applicable FDIC capital requirements, the bank is also required to maintain a minimum leverage ratio. The ratio is determined by dividing Tier 1 capital by quarterly average total assets, less intangible assets and other adjustments. FDIC rules require a minimum of 3% for the highest rated banks. Banks experiencing high growth rates are expected to maintain capital positions well above minimum levels.

Depository  institutions,  such as the  bank,  are also  subject  to the  prompt corrective action framework for capital adequacy established by the Federal Deposit Insurance Company Improvement Act ("FDICIA"). Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically capitalized". A "well capitalized" institution has a total capital to total risk-weighted assets ratio of at least ten percent, a Tier 1 capital to total risk-weighted assets ratio of at least six percent, a leverage ratio of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least eight percent, a Tier 1 capital to total risk-weighted assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than six percent, a Tier 1 capital to total risk-weighted assets ratio of less than three percent, and a leverage ratio of less than three percent. A "critically capitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution was in the next lowest category.

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

                            Patents, Trademarks, etc.

The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

                                    Employees

As of December 31, 1998, the bank employed 143 persons (132 full-time and 11 part-time), including 52 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

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

Item 2.       Description of Property

The company's and the bank's main office is located at 222 Merrimack Street, Lowell, Massachusetts. The building provides 12,366 square feet of interior space and has private customer parking along with public parking facilities in close proximity.

The bank leases space at 170 Merrimack Street, Lowell, Massachusetts. The building provides 3,408 square feet of interior space that is under renovation to house the commercial lending department.

The bank leases 6,495 square feet of space at 21-27 Palmer Street, Lowell, Massachusetts that is occupied by the mortgage center and loan operations.

The bank leases 9,236 square feet of space at 129 Middle Street, Lowell, Massachusetts, which contains the bank's training facility, credit department, accounting department and space being improved for the customer service center and executive offices.

In April, 1993, the bank purchased the branch building at 185 Littleton Road, Chelmsford, Massachusetts. The first floor of the building contains 3,552 square feet of space with a full basement and a canopy area of 945 square feet. The facility was purchased at a cost of approximately 20% of what it would have cost to build a similar facility.

In March, 1995, the bank purchased a branch building at 674 Boston Road, Billerica, Massachusetts. The building previously served as a bank branch and contains 3,700 square feet of above-grade space and is constructed on a cement slab. The building was purchased for approximately 40% of its replacement value.

The bank leases space at 2-6 Central Street, Leominster, Massachusetts. The branch office provides 3,960 square feet of interior space and has seven private customer parking spaces. The bank has the option to purchase the premises on the last day of the basic term or at any time during any extended term at the price of $550,000 as adjusted for increases in the producer's price index.

The bank leases space at 910 Andover Street, Tewksbury, Massachusetts. The branch office provides 4,800 square feet of interior space and has ample parking that is shared with other tenants of the building.

The bank leases space at 1168 Lakeview Avenue, Dracut, Massachusetts. The branch office provides 4,922 square feet of interior space and has ample parking that is shared with other tenants of the building.

On January 13, 1999 the bank purchased 237 Littleton Road, Westford, Massachusetts. The existing building will be razed and a new branch facility will be built. The new branch will have 5,200 square feet of finished interior space, plus 2,800 square feet of storage in the basement and 21 parking spaces. The branch is expected to be open by the fourth quarter of 1999.

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

Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

Market for Common Stock

There is no active trading market for the company's common stock. Although there are periodically private trades of the company's common stock, the company cannot state with certainty the sales price at which such transactions occur. The following table sets forth sales volume and price information, to the best of management's knowledge, for the common stock of the company for the periods indicated. All information included under this item has been restated to reflect a 2:1 stock split (effected by a stock dividend) effective January 4, 1999.

                                                         Share         Share
                                       Trading           Price         Price
         Fiscal year                   Volume            High           Low
         -----------                   -------         -------        -------
         1998:
              1st Quarter                 650          $ 10.00        $ 10.00
              2nd Quarter               6,280            12.50          11.50
              3rd Quarter               1,102            12.50          12.50
              4th Quarter               1,400            12.50          12.50

         1997:
              1st Quarter               4,150          $  8.50        $  8.50
              2nd Quarter               2,000             8.50           8.50
              3rd Quarter               3,550             8.50           8.50
              4th Quarter                 --               --             --

Based on a value of $14.00 per share, which represents the most recent trade on February 5, 1999, the aggregate market value on December 31, 1998, of the company's common stock was $44,347,576.

The number of shares outstanding of the company's common stock and number of shareholders of record as of December 31, 1998, were 3,167,684 and 577, respectively.

Dividends

The company declared and paid annual cash dividends of $.1750 per share and $.1625 per share in 1998 and 1997, respectively. Although the company intends to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments will not impair the bank's capital stock and surplus account. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

Although Massachusetts law does not define what constitutes "net profits", it is generally assumed that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). At December 31, 1998, the bank's undivided profits account had a balance of $15.8 million and its surplus account had a balance of $8.6 million.

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


              COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Financial Condition

Total Assets

Total assets increased $37.9 million, or 11.7%, to $360.5 million at December 31, 1998 from $322.6 million at December 31, 1997. The increase, funded by deposit growth, was primarily from an increase in gross loans of $34.5 million, or 19.0%.

Loans

Total gross loans were $216.2 million, or 60% of total assets, at December 31, 1998, compared with $181.7 million, or 56.3% of total assets, at December 31, 1997. The increase was attributable to favorable economic conditions in the region, continued customer-call efforts, as well as increased marketing and advertising, and increased penetration in newer markets. During 1998, commercial real estate loans increased $13.4 million, or 20.0%, other loans secured by real estate increased by $5.5 million, or 9.9%, commercial loans increased by $13.4 million, or 31.7%, home equity loans increased $1.2 million, or 10.1%, and consumer loans increased $1.0 million, or 22.0%.

Asset Quality

The non-performing asset balance increased slightly to $1.7 million, at December 31, 1998, from $1.5 million from the previous year and has increased slightly as a percentage of gross loans. Delinquencies in the 30-89 day category have improved from 1.14% of gross loans at December 31, 1997 to .68% at December 31, 1998. Delinquencies in the 30-89 day category decreased from $2.1 million at December 31, 1997 to $1.5 million at December 31, 1998. Non-performing assets continue to be at very low levels due to management's continued efforts to work out existing problem assets and limited additions to this category, prudent underwriting standards and a strong economy.

The balance of other real estate owned ("OREO") at December 31, 1998 of $.3 million consisted of commercial real estate properties and represents a decrease of $.1 million compared to the prior year. See also Note 6 to the consolidated financial statements contained in Item 7.

The bank uses an asset classification system which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 1998, the bank classified $1.7 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $820,000 in non-performing loans. The balance of substandard loans are performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

Allowance for  Loan Losses

Inherent in the lending process is the risk of loss. While the bank endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio, which in turn depends on a wide variety of factors, including current and expected economic conditions, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers' management teams and the credit management process.

The allowance for loan losses is maintained through the provision for loan losses, which is a charge to earnings. The adequacy of the provision and the resulting allowance for loan losses is determined after a continuing review of the loan portfolio, including identification and review of individual problem situations that may affect the borrower's ability to repay, review of overall portfolio quality through an analysis of current charge-offs, delinquency and non-performing loan data, review of regulatory authority examinations and evaluations of loans, review of reports prepared by an independent loan review firm hired by the bank, comparisons to peer group ratios, an assessment of current and expected economic conditions, and review of changes in the size and character of the loan portfolio. Through this process, the allowance level is intended to reflect identified loss potential and perceived risk in the portfolio.

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

The ratio of the reserve to total gross loans outstanding was 2.42% at December 31, 1998 versus 2.36% at December 31, 1997. At year-end 1998, the allowance for loan losses represented 384.85% of non-performing loans compared to 384.06% at December 31, 1997. The provision for loan losses increased from $320,000 in 1997 to $1,030,000 in 1998. The increase was primarily a result of the strong loan growth over the past three years of $34.5 million, $36.4 million and $27.1 million in 1998, 1997 and 1996, respectively. During this time there has not been an increase in problem assets or any detected weaknesses in the bank's underwriting process. However, management does recognize the increase in risk and the need for additional reserves as loan balances and exposure to individual borrowers increase. While the bank believes that its allowance for loan losses is adequate to cover losses in its loan portfolio, there are uncertainties regarding the future of the national, New England, Greater Lowell and Leominster economies and real estate markets. The loan portfolio, particularly the real estate portion, could be negatively impacted by adverse changes in general economic conditions as well as in the local and regional real estate markets. As a result, there is no assurance that the level of non-accrual loans, restructured loans and real estate acquired by foreclosure, or similar proceedings, will not increase.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 1998.

Investments

Investments (including federal funds sold) totaled $120.9 million, or 33.5% of total assets, at December 31, 1998, compared to $116.7 million, or 36.2% of total assets, at December 31, 1997. As of December 31, 1998, the net unrealized gain in the investment portfolio was $1.6 million compared to a net unrealized gain of $1.1 million at December 31, 1997. The net unrealized gain/loss in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met easily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset/liability committee. The bank's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing ability at the Federal Home Loan Bank.

The bank's liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies. Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The bank funds earning assets with deposits, short-term borrowings and stockholders' equity. The bank does not currently have any brokered deposits. The bank has the ability to borrow funds from the Federal Home Loan Bank of Boston. Management believes that the bank has adequate liquidity to meet its commitments.

The company's primary source of funds is dividends from the bank.

Deposits and Borrowings

Deposits, including escrow deposits, increased $34.5 million, or 12.2%, to $318.4 million, at December 31, 1998, from $283.9 million, at December 31, 1997. The increase was largely due to branch expansion and increased penetration in existing markets due to enhancement of the bank's sales culture. Also contributing to the increase was a favorable customer response to a new IRA product.

Total borrowings consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings decreased by $.4 million, or 3.1%, from December 31, 1997 to December 31, 1998. The decrease was attributable to a decrease in FHLB borrowings of $1.0 million offset by an increase in repurchase agreements of $.6 million. Management will take advantage of opportunities from time to time to fund asset growth with borrowings, but on a long-term basis, the bank's objective is to replace a portion of its borrowings with lower cost core deposits.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory, and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 1998 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations. For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 1998, see note 9, "Stockholders' Equity", to the consolidated financial statements contained in Item 7.

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

General

The company had net income in 1998 of $3.5 million, or $1.11 per share and $1.06 per share on a basic and fully diluted basis, respectively, compared with net income in 1997 of $2.9 million, or $.93 per share and $.91 per share on a basic and fully diluted basis, respectively. (All per share amounts have been restated to give effect to a 2:1 stock split effective January 4, 1999.) The increase in net income of $.6 million, or 20%, was primarily a result of an increase in net interest income of $1.9 million as the result of an increase in loans and an increase in gains on sales of investments and loans of $.5 million and $.2 million, respectively. These increases were partially offset by an increase in the provision for loan losses of $.7 million and increases in non-interest expenses of $1.8 million. The increase in non-interest expense was primarily due to the increased costs associated with operating the Dracut branch for the first full year, the increased overhead associated with the overall growth of the bank, and various strategic initiatives.

Net Interest Income

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 1998, 1997 and 1996.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 1998 and 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                                          December 31,
                           -------------------------------------------------------------------------------------------------------
                                              1998 vs. 1997                                         1997 vs. 1996
                           -------------------------------------------------     -------------------------------------------------
                                                         Rate/                                               Rate/
($ in thousands)            Volume         Rate         Volume       Total        Volume        Rate        Volume         Total
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Interest Income
     Loans                 $    3,635   $     (342)  $      (80)  $    3,213     $   3,299    $     (133)  $      (35)  $    3,131
     Investments               (1,043)        (107)        (127)      (1,277)          709           143          (21)         831
     Federal funds                478           (4)         (13)         461             8            (4)          (1)           3
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                  3,070         (453)        (220)       2,397         4,016             6          (57)       3,965
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Interest Expense
     Savings/NOW/MM               149         (197)         (12)         (60)          429            83           19          531
     Time deposits                934          (91)         (14)         829           842          (172)         (26)         644
     Other borrowings            (161)        (165)          33         (293)          175            (4)          (1)         170
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                    922         (453)           7          476         1,446           (93)          (8)       1,345
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Change in net
     interest income       $    2,148   $     -      $     (227)  $    1,921     $   2,570    $       99   $      (49)  $    2,620
                           ==========   ==========   ==========   ==========     =========    ==========   ==========   ==========

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                     Year Ended December 31, 1998     Year Ended December 31, 1997      Year Ended December 31, 1996
                                     -----------------------------    -----------------------------    -----------------------------
                                                           Average                         Average                          Average
                                     Average              Interest    Average              Interest    Average              Interest
                                     Balance    Interest   Rate(4)    Balance   Interest   Rate(4)     Balance   Interest   Rate(4)
                                     -------    --------  --------    -------   --------   --------    -------   --------   --------
($ in thousands)
Assets:

    Loans (1)(2)                      $200,491   $18,810     9.38%    $162,594   $15,597     9.59%    $128,572   $12,466     9.70%
    Investment securities (4)          105,435     6,307     6.45      121,401     7,584     6.54      110,338     6,753     6.41
    Federal funds sold                  11,484       602     5.24        2,615       141     5.39        2,476       138     5.57
                                      --------   -------              --------   -------              --------   -------
      Total interest earnings assets   317,410    25,719     8.26%     286,610    23,322     8.26%     241,386    19,357     8.15%
                                                 -------                         -------                         -------
    Other assets (3)                    21,626                          19,987                          14,367
                                      --------                        --------                        --------

      Total assets                    $339,036                        $306,597                        $255,753
                                      ========                        ========                        ========

Liabilities and stockholders' equity:

    Savings, NOW and money market     $110,770   $ 2,392     2.16%    $104,441   $ 2,452     2.35%    $ 85,368   $ 1,921     2.25%
    Time deposits                      131,773     7,084     5.38      114,656     6,255     5.46       99,696     5,611     5.63
    Short-term borrowings               14,683       522     3.56       18,290       815     4.46       14,392       645     4.48
                                      --------   -------              --------   -------              --------   -------
      Total interest-bearing deposits
         and borrowings                257,226     9,998     3.89%     237,387     9,522     4.01%     199,456     8,177     4.10%
                                                 -------                         -------                         -------

    Non-interest bearing deposits       54,161                          45,371                          34,884
    Other liabilities                    2,578                           2,069                           1,766
                                      --------                        --------                        --------
      Total liabilities                313,965                         284,827                         236,106

    Stockholders' equity                25,071                          21,770                          19,647
                                      --------                        --------                        --------


      Total liabilities and
       stockholders' equity           $339,036                        $306,597                        $255,753
                                      ========                        ========                        ========

Net interest rate spread                                     4.37%                           4.25%                           4.05%

Net interest income                              $15,721                         $13,800                         $11,180
                                                 =======                         =======                         =======

Net yield on average earning assets                          5.11%                           4.94%                           4.76%

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

Interest income on loans increased in the year ended December 31, 1998 to $18.8 million from $15.6 million for the year ended December 31, 1997. The increase was primarily due to an increase in the average gross loan balance from $162.6 million in fiscal 1997 to $200.5 million in fiscal 1998. Partially offsetting the increase was a decrease in the average interest rate earned on loans from 9.59% in fiscal 1997 to 9.38% in fiscal 1998. The decrease in the interest rate earned was attributed primarily to a decrease in the prime rate.

Interest income on investments decreased for the year ended December 31, 1998 to $6.3 million from $7.6 million for the year ended December 31, 1997. The decrease was primarily due to a decrease in the average investment portfolio balance from $121.4 million in fiscal 1997 to $105.4 million in fiscal 1998. Also contributing to the decrease was a decrease in the average interest rate earned on investments from 6.54% in fiscal 1997 to 6.45% in 1998, both on a tax equivalent basis. The decline in interest rate was attributable to lower interest rates received on reinvestment of the proceeds from sales of securities and proceeds from securities called by issuing agencies.

Interest expense on savings, NOW and money market accounts remained consistent at $2.4 million for the years ended December 31, 1998 and December 31, 1997. An increase in average balance from $104.4 million in fiscal 1997 to $110.8 million in fiscal 1998 was offset by a decline in interest rate paid from 2.35% in fiscal 1997 to 2.16% in fiscal 1998. The decline in rate was due to a change in mix and decline in interest rates that are indexed to changes in U.S. treasury rates.

Interest expense on time deposits increased to $7.1 million for the year ended December 31, 1998 compared to $6.3 million for the year ended December 31, 1997. The increase was due to an increase in the average balance from $114.7 million in fiscal 1997 to $131.8 million in fiscal 1998. The increase in balance was partially offset by a decline in the average interest rate paid from 5.46% in fiscal 1997 to 5.38% in fiscal 1998. The decline in the interest rate paid on time deposits was due to both the run-off of higher rate time deposits and the decline in rates offered by the bank, in response to changes in the market. Management will, from time to time, offer special programs with interest rates slightly higher than market on certificates of deposit to generate market share and penetration at the newer branches.

Interest expense on short-term borrowings, including borrowings from the Federal Home Loan Bank and repurchase agreements, decreased to $.5 million in fiscal 1998 from $.8 million in fiscal 1997. The decrease was due to both a decrease in the average balance and interest rate paid. The decline in rate was primarily due to a change in mix, specifically a reduction in FHLB advances and an increase in repurchase agreements, which bear a lower rate of interest.

The net interest rate spread and net yield on average earning assets both increased to 4.37% and 5.11%, respectively, for the year ended December 31, 1998, from 4.25% and 4.94%, respectively, for the year ended December 31, 1997. The increase in these rates was due to an increase in the loan to deposit ratio and a decline in the bank's cost of funds.

Provision for Loan Losses
The provision for loan losses amounted to $1,030,000 and $320,000 for the years ended December 31, 1998 and 1997, respectively. Loans, before the allowance for loan losses, have increased from $180.6 million, at December 31, 1997 to $215.2 million, at December 31, 1998, or an increase of 19.2%. Although there has not been an increase in problem assets or any change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. Additionally the allowance for loan loss:gross loan ratio has declined from 2.68% at December 31, 1996 to 2.36% and 2.42% at December 31, 1997 and 1998, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the year ended 1998, reflects both reserves for new origination and related decline in reserve coverage and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $512,000 to $2,441,000 for the year ended December 31, 1998, compared to $1,929,000 for the year ended December 31, 1997. This increase was a result of increases in gains on sales of loans and trust fees.

Deposit fees remained relatively consistent at $905,000 and $900,000 in fiscal 1998 and 1997, respectively, due to the concentration of deposit growth in accounts not generating deposit fee income, such as checking accounts, which generate earnings credits towards fees, or time deposits.

Trust fees increased by $297,000, or 41.8%, due to an increase in trust assets under management.

Gains on sales of loans increased by $194,000 from fiscal 1997 to fiscal 1998, as a result of increased loan origination volume caused by low interest rates and a resulting high amount of refinance activity.

Other income increased slightly by $16,000 from fiscal 1997 to fiscal 1998. Increases in check printing and wire fees were partially offset by a reduction in loan servicing income.

Gains (Losses) on Sales of Securities

Net gains from the sales of investment securities totaled $476,000 in 1998 versus net losses of $37,000 in 1997. The net gain resulted from sales of securities based on management's decision to take advantage of certain investment opportunities and asset/liability repositioning and gains on certain securities purchased at a discount, which were called by the issuer.

Non-Interest Expense

Salaries and benefits expense totaled $7,327,000 for the year ended December 31, 1998, compared with $6,421,000 in 1997, an increase of $906,000, or 14.1%. This increase was primarily the result of the addition of staff, a full year's expense for the Dracut branch, an increase in employee bonuses and annual salary increases.

Occupancy expense was $2,196,000 for the year ended December 31, 1998, compared with $1,769,000 in 1997, an increase of $427,000 or 24.1% due to the operation for a full year of the Dracut branch, which was opened in November of 1997, the leasing, in September of 1997, of additional space for the bank's training center and credit department, expansion of the mortgage center in 1998 and enhancements to the bank's computer systems.

Audit, legal and other professional expenses increased by $280,000, or 60.3%, in 1998 primarily as a result of expenses associated with the implementation of certain tax strategies discussed below.

Advertising and public relations expenses increased to $499,000 for the year ended December 31, 1998 from $435,000 in 1997. The increase was primarily due to increased advertising for the Dracut branch and expenses associated with the bank's tenth anniversary.

Office and data processing supplies expense decreased by $21,000, or 5.8%, in the year ended December 31, 1998, primarily due to various cost saving initiatives.

Trust professional and custodial expenses increased by $62,000, or 27.2%, due to an increase in trust assets under management, as well as additional services being provided by the trust department.

The company's effective tax rate for the year ended December 31, 1998 was 29.4% compared to 36.1% for the year ended December 31, 1997. The reduction in rate is a result of the implementation of certain tax strategies. Professional fees associated with these strategies were fully absorbed in 1998. These expenses offset any tax benefit obtained in 1998. However, absent any change in tax laws, these strategies are expected to have a positive effect on the company's net income beginning in 1999.

                              Year 2000 Compliance

The company is currently in the process of determining, testing and remediating the impact of the so-called "millenium" or "Y2K" problem (i.e., that many existing computer chips and programs use only two digits to identify the year in a date field and if such programs are not corrected many computer applications or computer chip dependent operations could fail or create erroneous results by or beginning in the year 2000). While most view the project as a data processing or computer concern, every department and function of the company is affected and must be included in the company's analysis and compliance process. The remediation efforts discussed below relate to both information technology systems (i.e. computer systems, phone systems, telecommunications, etc.) and non-information technology systems (i.e. alarm systems, security system, elevators, electrical systems, etc.).

The company primarily utilizes internal resources to manage the Y2K remediation process and test, update, and/or replace all software information systems for Y2K modifications. The company has formed a "Year 2000 Steering Committee" consisting of various members of senior management and all department managers. The Year 2000 Steering Committee's purpose is to evaluate risks, formulate timetables and allocate resources to ensure timely and effective completion of Y2K testing and remediation. The company also has a technology committee, consisting of certain members of the Board of Directors and management, which oversees the Year 2000 Steering Committee and is responsible for ensuring proper reporting of results to the full Board of Directors. One full time information system specialist is solely devoted to Y2K issues. Many other employees are also actively involved including each department manager, members of their staff and the entire information systems department. The company also utilizes external resources (information systems consultants, auditors, speakers, accountants, etc.) as deemed necessary by the various committees and management.

Management has completed its assessment of Y2K issues, developed a plan, begun testing its various software information systems and arranged for the required resources, based on anticipated needs, to complete the necessary remediation. Management has completed the changes to and testing of internal mission critical information systems for the Y2K project and expects to complete the changes and testing required for mission critical systems associated with service providers by June 30, 1999, which is the timeframe established by the Federal Financial Institutions Examination Council ("FFIEC"). Mission critical systems are those critical to daily operations and failure of which would result in definite disruption to business. Testing of the company's non-mission critical applications will continue into 1999 and will be completed prior to any anticipated impact on its operating systems. Contingency plans are also being developed for each function so that the company is adequately prepared in the event of a system failure, despite remediation efforts. A sub-committee of the Y2K Steering Committee has been formed to facilitate preparation of contingency plans. These contingency plans will be completed prior to June 30, 1999, in accordance with FFIEC guidelines. Additionally, the bank has formed a coalition with surrounding financial institutions to periodically meet and discuss contingency plans and pool resources to deal with potential disruptions. (i.e. failure of security systems, failure of electrical grids, cash needs, etc.)

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Y2K compliant. Excluding internal salary and benefit costs, approximately $10,000 in costs associated with Y2K remediation efforts were expended through December 31, 1998. Management expects that the majority of the costs that will be incurred (as disclosed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the company's existing accounting policy, while miscellaneous consulting, salary, maintenance and modification costs will be expensed as incurred. Anticipated future costs, excluding internal salary and benefit costs, associated with Y2K compliance are estimated at $75,000, which includes upgrades of security systems, modifications to the automated teller machines, consulting costs and changes to the telecommunications network. Other than the one dedicated information system specialist the company does not separately track the portion of its salary and benefit costs allocable to the Y2K project. It is not anticipated that material incremental costs will be incurred in any single period.

The cost of the project and the date on which the company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party availability and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, employee turnover, non-compliance of the company's vendors or service providers and similar uncertainties. The company is working closely with all of its vendors and service providers to determine the extent to which the company is vulnerable to those third parties' failure to remediate their own Y2K issues.

Management recognizes the potential risk of Y2K on the bank's customers. The bank has approached the credit risk component of Y2K through education of all lending officers, education of customers, analysis of the bank's loan portfolio, and consideration of Y2K in the underwriting of loans. All lending officers were required to undergo internal training to learn the potential risks of Y2K. The bank sponsored numerous seminars for bank customers during the year and distributed literature regarding Y2K to all customers. An analysis of the bank's commercial loan portfolio was performed to determine potential exposure to the bank. Increases in the allowance for loan loss, solely as a result of Y2K, were not deemed necessary. Any new commercial loans require an assessment of the customer's Y2K compliance as part of preliminary underwriting. The need for additional provisions to the bank's allowance for loan losses resulting from borrowers' Y2K compliance problems will be considered, on an ongoing basis, based on management's assessment of the potential exposure of its customer base to such problems.

The internal and external risks associated with Y2K are numerous. The company is addressing the Y2K issue in accordance with regulatory guidelines promulgated by the FFIEC. However, there can be no guarantee that the systems of the company, bank customers or other associated companies (i.e. electric company, telephone company, printing companies, office supply companies, etc.) will be timely remediated. There can be no guarantee that the systems of third party vendors on which the company's systems rely will be timely remediated. The failure of the company or a critical third party vendor to timely remediate Y2K issues might cause, among other things, systems malfunctions, incorrect or incomplete transaction processing or the inability to reconcile accounting books and records.

The company's operations and/or financial condition could possibly be negatively impacted to the extent the company, customers or entities affiliated with the company are unsuccessful in timely and properly addressing their respective Y2K compliance responsibilities.

                        Proposed Accounting Rule Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company does not currently have any instruments that are covered by this statement. This statement is not expected to have a material effect on the company's consolidated financial statements.

Item 7.  Financial Statements



                   Index to Consolidated Financial Statements

                                                                         Page

     Independent Auditors' Report                                         31

     Consolidated Balance Sheets as of December 31, 1998 and 1997         32

     Consolidated Statements of Income for the years ended                33
       December 31, 1998, 1997 and 1996

     Consolidated Statements of Changes in Stockholders' Equity           34
       for the years ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended            35
       December 31, 1998, 1997 and 1996

     Notes to the Consolidated Financial Statements                       37

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP


January 7, 1999
Boston, Massachusetts

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

($ in thousands)                                                   1998        1997
                                                                 --------   --------
          Assets
          ------
Cash and cash equivalents:
    Cash and due from banks (Note 14)                            $ 19,668     19,779
    Daily federal funds sold                                        6,255      3,775
                                                                 --------   --------
         Total cash and cash equivalents                           25,923     23,554
                                                                 --------   --------

Investment securities at fair value (Notes 2 and 8)               114,659    112,886
Loans, less allowance for loan losses of $5,234
    in 1998 and $4,290 in 1997 (Notes 3 and 8)                    209,978    176,294
Premises and equipment (Note 4)                                     4,272      4,079
Accrued interest receivable (Note 5)                                2,424      2,971
Deferred income taxes, net (Note 12)                                1,787      1,581
Prepaid expenses and other assets                                     863        645
Income taxes receivable                                               271        220
Real estate acquired by foreclosure (Note 6)                          304        393
                                                                 --------   --------

         Total assets                                            $360,481    322,623
                                                                 ========   ========
   Liabilities and Stockholders' Equity
   ------------------------------------
Deposits (Note 7)                                                $317,666    283,249
Short-term borrowings (Notes 2 and 8)                              12,085     12,467
Escrow deposits of borrowers                                          687        612
Accrued expenses and other liabilities                              2,222      1,884
Accrued interest payable                                              623        566
                                                                 --------   --------

         Total liabilities                                        333,283    298,778
                                                                 --------   --------


Commitments and contingencies (Notes 4, 8, 13 and 14)

Stockholders' equity (Notes 1, 9 and 10):
    Preferred stock, $.01 par value; 1,000,000 shares
       authorized; no shares issued                                  --         --
    Common stock $.01 par value; 5,000,000 shares
       authorized; 3,167,684 and 3,160,434 shares issued and
       outstanding at December 31, 1998 and December 31, 1997,
       respectively                                                    32         32
    Additional paid-in capital                                     15,560     15,515
    Retained earnings                                              10,610      7,663
    Accumulated other comprehensive income                            996        635
                                                                 --------   --------

         Total stockholders' equity                                27,198     23,845
                                                                 --------   --------

         Total liabilities and stockholders' equity              $360,481    322,623
                                                                 ========   ========

See accompanying notes to consolidated financial statements.

                                  ENTERPRISE BANCORP, INC.
                             Consolidated Statements of Income
                        Years Ended December 31, 1998, 1997 and 1996

($ in thousands, except per share data)                 1998         1997          1996
                                                     ----------   ----------    ----------

Interest and dividend income:
    Loans                                            $   18,810       15,597        12,466
    Investment securities                                 6,307        7,584         6,753
    Federal funds sold                                      602          141           138
                                                     ----------   ----------    ----------
         Total interest income                           25,719       23,322        19,357
                                                     ----------   ----------    ----------
Interest expense:
    Deposits                                              9,476        8,707         7,532
    Borrowed funds                                          522          815           645
                                                     ----------   ----------    ----------
         Total interest expense                           9,998        9,522         8,177
                                                     ----------   ----------    ----------

         Net interest income                             15,721       13,800        11,180

Provision for loan losses (Note 3)                        1,030          320          --
                                                     ----------   ----------    ----------
         Net interest income after provision for
             loan losses                                 14,691       13,480        11,180
                                                     ----------   ----------    ----------
Non-interest income:
    Trust fees                                            1,007          710           631
    Deposit service fees                                    905          900           708
    Net gains (losses) on sales of investment
       securities (Note 2)                                  476          (37)            2

    Gains on sales of loans                                 229           35            68
    Other income                                            300          284           311
                                                     ----------   ----------    ----------
         Total non-interest income                        2,917        1,892         1,720
                                                     ----------   ----------    ----------
Non-interest expense:
    Salaries and employee benefits (Note 11)              7,327        6,421         5,219
    Occupancy expenses (Note 4 and 13)                    2,196        1,769         1,503
    Audit, legal and other professional fees                744          464           282
    Advertising and public relations                        499          435           482
    Office and data processing supplies                     342          363           283
    Trust professional and custodial expenses               290          228           223
    Other operating expenses                              1,253        1,135         1,049
                                                     ----------   ----------    ----------
         Total non-interest expense                      12,651       10,815         9,041
                                                     ----------   ----------    ----------

Income before income taxes                                4,957        4,557         3,859
Income tax expense (Note 12)                              1,456        1,645         1,447
                                                     ----------   ----------    ----------

         Net income                                  $    3,501        2,912         2,412
                                                     ==========   ==========    ==========

Basic earnings per share                             $     1.11          .93           .77
                                                     ==========   ==========    ==========

Diluted earnings per share                           $     1.06          .91           .76
                                                     ==========   ==========    ==========

Basic weighted average common shares outstanding      3,165,134    3,152,924     3,152,046
                                                     ==========   ==========    ==========
Diluted weighted average common shares outstanding    3,299,432    3,224,054     3,193,728
                                                     ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                                                ENTERPRISE BANCORP, INC.

                               Consolidated Statements of Changes in Stockholders' Equity

                                      Years Ended December 31, 1998, 1997 and 1996

                                                                             Common Stock       Additional
                                                                       ----------------------    Paid-in    Retained
($ in thousands)                                                          Shares      Amount     Capital    Earnings
                                                                       ----------   ---------   ----------  --------
Balance at December 31, 1995                                           3,151,784    $   3,152   $  12,337   $  3,324

Comprehensive Income
   Net income                                                                                                  2,412
   Unrealized gains on securities, net of reclassification

Total comprehensive income

   Common stock dividend declared ($.15 per share)                                                              (473)
   Stock options exercised before reorganization
      (Note 10)                                                              250           --           1
   Exchange of Enterprise Bank and Trust stock for
      Enterprise Bancorp, Inc. stock (Note 1)                         (3,152,034)      (3,152)    (12,338)
   Issuance of $.01 par Enterprise Bancorp, Inc.
      stock (Note 1)                                                   3,152,034           32      15,459
   Stock options exercised after reorganization
      (Note 10)                                                              350           --           2
                                                                      ----------      -------     -------    -------
Balance at December 31, 1996                                           3,152,384           32      15,461      5,263
                                                                      ----------      -------     -------    -------

Comprehensive income
   Net income                                                                                                  2,912
   Unrealized gains on securities, net of reclassification

Total comprehensive income

   Common stock dividend declared ($.1625 per share)                                                            (512)
   Stock options exercised (Note 10)                                       8,050           --          54
                                                                      ----------      -------     -------    -------
Balance at December 31, 1997                                           3,160,434           32      15,515      7,663
                                                                      ----------      -------     -------    -------

Comprehensive income
   Net Income                                                                                                  3,501
   Unrealized gains on securities, net of reclassification

Total comprehensive income

   Common stock dividend declared ($.175 per share)                                                             (554)
   Stock options exercised (Note 10)                                       7,250           --          45
                                                                      ----------      -------     -------    -------
Balance at December 31, 1998                                           3,167,684      $    32     $15,560    $10,610
                                                                      ==========      =======     =======    =======
                                                                         Comprehensive Income            Total
                                                                        -----------------------      Stockholders'
                                                                          Period    Accumulated         Equity
                                                                        ----------  -----------      -------------
Balance at December 31, 1995                                                         $  152             $ 18,966

Comprehensive Income
   Net income                                                            $  2,412                          2,412
   Unrealized gains on securities, net of reclassification                   (260)     (260)                (260)
                                                                         --------
Total comprehensive income                                               $  2,152
                                                                         ========
   Common stock dividend declared ($.15 per share)                                                          (473)
   Stock options exercised before reorganization
      (Note 10)                                                                                                1
   Exchange of Enterprise Bank and Trust stock for
      Enterprise Bancorp, Inc. stock (Note 1)                                                            (15,491)
   Issuance of $.01 par Enterprise Bancorp, Inc.
      stock (Note 1)                                                                                      15,491
   Stock options exercised after reorganization
      (Note 10)                                                                                                2
                                                                                     ------             --------
Balance at December 31, 1996                                                           (108)              20,648
                                                                                     ------             --------

Comprehensive income
   Net income                                                               2,912                          2,912
   Unrealized gains on securities, net of reclassification                    743       743                  743
                                                                          -------
Total comprehensive income                                                $ 3,655
                                                                          =======
   Common stock dividend declared ($.1625 per share)                                                        (512)
   Stock options exercised (Note 10)                                                                          54
                                                                                     ------             --------
Balance at December 31, 1997                                                            635               23,845
                                                                                     ------             --------

Comprehensive income
   Net Income                                                               3,501                          3,501
   Unrealized gains on securities, net of reclassification                    361       361                  361
                                                                          -------
Total comprehensive income                                                 $3,862
                                                                          =======
   Common stock dividend declared ($.175 per share)                                                         (554)
   Stock options exercised (Note 10)                                                                          45
                                                                                     ------             --------
Balance at December 31, 1998                                                         $  996             $ 27,198
                                                                                     ======             ========

Disclosure of reclassification amount:                   1998           1997           1996
                                                       --------       --------       --------

Gross unrealized gains arising during the period       $   994        $ 1,217        $  (449)
Less: tax effect                                          (321)          (496)           190
                                                       -------        -------        -------
Unrealized holding gains, net of tax                       673            721           (259)
                                                       -------        -------        -------
Less: reclassification adjustment for gains/(losses)
      included in net income (net of $164,
      ($15), and $1 tax, respectively)                     312            (22)             1
                                                       -------        -------        -------
Unrealized gains on securities,
      net of reclassification                          $   361        $   743        $  (260)
                                                       =======        =======        =======

See accompanying notes to consolidated financial statements.

                                            ENTERPRISE BANCORP, INC.

                                       Consolidated Statements of Cash Flows

                                   Years Ended December 31, 1998, 1997 and 1996


($ in thousands)                                            1998         1997        1996
                                                         ---------     --------    -------
Cash flows from operating activities:
    Net income                                           $  3,501       2,912       2,412
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                          1,030         320        --
         Depreciation and amortization                      1,134         945         874
         Net (gains) losses on sale of investments           (476)         37          (2)
         Gain on sale of loans                               (229)        (35)        (68)
         Loss on sale of real estate                           14          23        --
         Decrease in loans held for sale, net of gain         229         109       1,849
         Decrease (increase) in accrued
           interest receivable                                547        (271)       (877)
         Increase in prepaid expenses and
           other assets                                      (218)       (154)       (200)
         (Benefit) provision for deferred income taxes       (363)       (208)         47
         Increase in accrued expenses and
           other liabilities                                  338         599          84
         Increase  (decrease)  in accrued
           interest payable                                    57          60         (43)
         Increase in income taxes receivable                  (51)        (80)       (314)
                                                         --------    --------    --------
             Net cash provided by operating activities      5,513       4,257       3,762
                                                         --------    --------    --------

Cash flows from investing activities:
    Proceeds from sales of investment securities           21,252       9,269       5,920

    Proceeds from maturities, calls and paydowns
      of investment securities                             40,388      13,901       9,237
    Purchase of investment securities                     (62,476)    (15,505)    (56,306)
    Proceeds from sales of real estate acquired
      by foreclosure                                          173         200          28
    Net increase in loans                                 (34,812)    (36,696)    (28,344)
    Additions to premises and equipment, net               (1,270)     (1,573)     (1,681)
    Purchase of real estate owned as a result of
      foreclosure/workout activities                         --          (100)       --
                                                         --------    --------    --------
             Net cash used in investing activities        (36,745)    (30,504)    (71,146)
                                                         --------    --------    --------

Cash flows from financing activities:
    Net increase in deposits                               34,417      39,820      47,412
    Net (decrease) increase  in short-term borrowings        (382)     (4,270)      9,756
    Net increase in escrow deposits of borrowers               75         201          33
    Cash dividends paid                                      (554)       (512)       (473)
    Net proceeds from exercise of stock options                45          54           2
                                                         --------    --------    --------
             Net cash provided by financing activities     33,601      35,293      56,730
                                                         --------    --------    --------

Net increase (decrease) in cash and cash equivalents        2,369       9,046     (10,654)
Cash and cash equivalents at beginning of year             23,554      14,508      25,162
                                                         --------    --------    --------

Cash and cash equivalents at end of year                 $ 25,923      23,554      14,508
                                                         ========    ========    ========


See accompanying notes to consolidated financial statements.

                                                                 (continued)
                                              35


                                             ENTERPRISE BANCORP, INC.

                                       Consolidated Statements of Cash Flows
                                                    (Continued)

                                   Years Ended December 31, 1998, 1997 and 1996

                                                           1998         1997        1996
                                                         ---------     --------    -------

Supplemental financial data:
  Cash paid for:
    Interest on deposits and short-term borrowings        $9,941         9,480       8,233
    Income taxes                                           1,996         1,933       1,714

  Transfers from real estate acquired by
    foreclosure to loans                                    --            --           312


  Transfers from loans to real estate acquired
    by foreclosure                                            98           433           5


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1998, 1997 and 1996


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

       (b) Basis of Presentation

       The consolidated financial statements of Enterprise Bancorp, Inc. include the accounts of the company and its wholly owned subsidiary, the bank, Enterprise Bank and Trust Company. The bank has two wholly owned subsidiaries Enterprise Securities Corporation, Inc., which was incorporated on March 1, 1991 to hold certain investment securities, and ERT Holdings, Inc. ERT Holdings' sole purpose is to serve as the vehicle for the bank's indirect ownership of Enterprise Realty Trust, Inc. Enterprise Realty Trust invests in commercial and residential mortgage loans originated by the bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting policies of the company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

       (c) Investment Securities

       Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized gains and losses on investments available for sale, net of applicable income taxes, are reflected as a component of stockholders' equity. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 1998 and 1997, all of the company's investment securities were classified as available for sale and carried at fair value.

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

       Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. Loan origination fees received are offset with direct loan origination costs and are deferred and amortized over the life of the related loans using the level-yield method or are recognized in income when the related loans are sold or paid off.

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (j) Trust Assets

       Securities and other property held in a fiduciary or agency  capacity are not included in the consolidated balance sheets because they are not assets of the company. Trust assets under management at December 31, 1998 and 1997 totaled $195.4 million and $165.7 million, respectively. Income from trust activities is reported on an accrual basis.

       (k) Earnings Per Share

       Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 134,298, 71,130 and 41,682 for the years ended December 31, 1998, 1997 and 1996, respectively.

       (l) Other Accounting Rule Changes

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

       Also in June 1997,  the FASB  issued  SFAS No.  131,  "Disclosures  about
           Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 financial statements. The company reports as one operating segment.

       In June 1998,  the  Financial  Accounting  Standards  Board (FASB) issued
           Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company does not currently have any instruments that are covered by this statement. This statement is not expected to have a material effect on the company's consolidated financial statements.

       (m) Stock Dividend

       On January 4, 1999, the company effected a 2:1 stock split through the payment of a stock dividend. All share and per share data has been adjusted to reflect the stock split.

                                                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(2)    Investment Securities

       The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                        1998
                                               -----------------------------------------------------------
                                               Amortized      Unrealized       Unrealized          Fair
($ in thousands)                                  cost           gains           losses            value
                                               ---------      ----------       ----------        ---------
U.S. agency obligations                        $ 28,277              609               32           28,854
U.S. treasury obligations                         7,010              314             --              7,324
U.S. agency mortgage-backed securities           45,856              137               81           45,912
Municipal obligations                            28,970              639                1           29,608
                                               --------         --------         --------         --------
    Total bonds and obligations                 110,113            1,699              114          111,698
Federal Home Loan Bank stock, at cost             2,961             --               --              2,961
                                               --------         --------         --------         --------
    Total investment securities                $113,074            1,699              114          114,659
                                               ========         ========         ========         ========
                                                                        1997
                                               -----------------------------------------------------------
                                               Amortized      Unrealized       Unrealized          Fair
($ in thousands)                                  cost           gains           losses            value
                                               ---------      ----------       ----------        ---------
U.S. agency obligations                        $ 53,998              616              117           54,497
U.S. treasury obligations                        28,100              242                8           28,334
U.S. agency mortgage-backed securities           12,416              126               78           12,464
Municipal obligations                            14,344              287                1           14,630
                                               --------         --------         --------         --------
    Total bonds and obligations                 108,858            1,271              204          109,925
Federal Home Loan Bank stock, at cost             2,961             --               --              2,961
                                               --------         --------         --------         --------
    Total investment securities                $111,819            1,271              204          112,886
                                               ========         ========         ========         ========

       Included in U.S.  agency  securities are  investments  that can be called prior to final maturity with fair values of $20,735,000 and $43,495,000, at December 31, 1998 and 1997, respectively. Included in U.S. agency mortgage-backed securities are collateralized mortgage-backed obligations with fair values of $45,581,000 and $12,003,000 at December 31, 1998 and 1997, respectively.

       At December 31, 1998,  securities  with a fair value of $15,269,000  were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,025,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 1997, securities with a fair value of $13,024,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,570,000 were pledged as collateral for treasury, tax and loan deposits.


                                                                (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       The contractual maturity distribution of total bonds and obligations at December 31, 1998 is as follows:

                                                        Amortized                   Fair
       ($ in thousands)                                    Cost       Percent      Value    Percent
                                                        ---------    ---------   --------  ---------

       Within one year                                  $   6,312      5.73%     $  6,303     5.64%
       After one but within three years                    14,245     12.94        14,805    13.26
       After three but within five years                    9,588      8.71         9,754     8.73
       After five but within ten years                     39,788     36.13        40,602    36.35
       After ten years                                     40,180     36.49        40,234    36.02
                                                          -------    ------      --------   ------
                                                        $ 110,113    100.00%     $111,698   100.00%
                                                        =========    ======      ========   ======

       Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments. U.S. agency obligations are shown at their final maturity but are expected to have shorter average lives because issuers of certain bonds reserve the right to call or prepay the obligations without call or prepayment penalties and certain U.S. agency lives may be shorter based on mortgage prepayment rates.

       Sales and calls of investment securities for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

       ($ in thousands)                            1998      1997       1996
                                                 -------   -------    -------

       Book value of securities sold or called   $52,072    19,725     11,059
       Gross realized gains on sales/calls           476        16         50
       Gross realized losses on sales/calls         --         (53)       (48)
                                                 -------   -------    -------
          Total proceeds from sales or
               calls of investment securities    $52,548    19,688     11,061
                                                 =======   =======    =======

(3)    Loans and Loans Held for Sale

       Major classifications of loans and loans held for sale at December 31, are as follows:

       ($ in thousands)                             1998         1997
                                                 ---------    ---------
     Real estate:
       Commercial                                $  80,207       66,836
       Construction                                 16,637       13,149
       Residential                                  44,680       42,648
                                                 ---------    ---------
            Total real estate                      141,524      122,633

     Commercial                                     55,570       42,202
     Home equity                                    13,436       12,203
     Consumer                                        5,682        4,657
                                                 ---------    ---------
             Total loans                           216,212      181,695

     Deferred loan origination fees                 (1,000)      (1,111)
     Allowance for loan losses                      (5,234)      (4,290)
                                                 ---------    ---------

             Net loans and loans held for sale   $ 209,978      176,294
                                                 =========    =========


                                                                (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Directors,  officers,  principal  stockholders  and their  associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 1998, and 1997, the outstanding loan balances to directors and officers of the company and their associates was $5,097,000 and $2,315,000, respectively. Unadvanced portions of lines of credit available to directors and officers were $1,734,000 and $1,422,000, as of December 31, 1998 and 1997, respectively. During 1998, new loans and net increases in loan balances on lines of credit under existing commitments of $2,944,000 were made and principal paydowns of $161,000 were received. All loans to these related parties are current.

       Non-accrual loans at December 31, are summarized as follows:

       ($ in thousands)                              1998             1997
                                                   -------           ------

          Real estate                              $  350              360
          Commercial                                  754              400
          Consumer, including home equity             159              283
                                                   ------            -----
               Total non-accrual                   $1,263            1,043
                                                   ======            =====

       There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 1998, 1997 and 1996. The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

      ($ in thousands)                                1998     1997     1996
                                                     ------   ------   ------

      Income in accordance with original loan terms   $239      427      428
      Income recognized                                108      185      122
                                                      ----     ----     ----

         Reduction in interest income                 $131      242      306
                                                      ====     ====     ====

       At December 31, 1998 and 1997, total impaired loans were $1,112,000 and $1,567,000, respectively. In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 1998. Impaired loans with a book value of $295,000 required allocated reserves of $50,000, at December 31, 1997. All of the $1,112,000 of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 1998 and 1997, the average recorded value of impaired loans was $1,185,000 and $1,823,000, respectively. Included in the reduction in interest income in the table above is $76,000 and $105,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 1998 and 1997, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

       ($ in thousands)                            1998       1997       1996
                                                 -------    -------    -------

      Balance at beginning of year               $ 4,290      3,895      4,107

         Provision charged to operations           1,030        320       --
         Loan recoveries                              54        376         32
         Loans charged-off                          (140)      (301)      (244)
                                                 -------    -------    -------

      Balance at end of year                     $ 5,234      4,290      3,895
                                                 =======    =======    =======

       At December 31, 1998, 1997 and 1996, the bank was servicing mortgage loans sold to investors amounting to $26,491,000, $27,307,000, and $29,427,000, respectively.

(4)    Premises and Equipment

       Premises and equipment at December 31, are summarized as follows:

       ($ in thousands)                                       1998       1997
                                                            -------    -------

       Land                                                 $   285        270
       Buildings and leasehold improvements                   4,216      3,676
       Computer software and equipment                        3,567      3,061
       Furniture, fixtures and equipment                      1,910      1,701
                                                            -------    -------
                                                              9,978      8,708
       Less accumulated depreciation and amortization        (5,706)    (4,629)
                                                            -------    -------
                                                            $ 4,272      4,079
                                                            =======    =======

       The company is obligated under various non-cancelable operating leases some of which provide for periodic adjustments. At December 31, 1998 minimum lease payments for these operating leases were as follows:

        ($ in thousands)
         Payable in:
              1999                                         $ 490
              2000                                           214
              2001                                            91
              2002                                            18
              Thereafter                                      --
                                                           -----
              Total minimum lease payments                 $ 813
                                                           =====

       Total rent expense for the years ended December 31, 1998, 1997 and 1996 amounted to $403,000, $292,000 and $240,000, respectively.

                                                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(5)    Accrued Interest Receivable

       Accrued interest receivable consists of the following at December 31:

       ($ in thousands)                                1998       1997
                                                    --------    -------

       Investments                                  $  1,062      1,756
       Loans and loans held for sale                   1,362      1,215
                                                    --------    -------

                                                    $  2,424      2,971
                                                    ========    =======

(6)    Real Estate Acquired by Foreclosure

       Real estate  acquired by  foreclosure  is  comprised of  commercial  real estate properties of $304,000 and $393,000 at December 31, 1998 and 1997, respectively. An analysis of real estate acquired by foreclosure for the years ended December 31, is as follows:

       ($ in thousands)                                    1998        1997
                                                         --------    -------

       Balance at beginning of year                      $   393         83
          Acquisitions as a result of foreclosures            98        533
          Sales proceeds and principal repayments,
               net of loss on sale                          (187)      (223)
                                                         -------     ------
       Balance at end of year                            $   304        393
                                                         =======     ======

(7)    Deposits

       Deposits at December 31, are summarized as follows:

       ($ in thousands)                             1998              1997
                                                  --------          --------

       Demand                                     $ 59,618            51,411
       Savings                                      23,914            19,909
       NOW                                          62,911            66,634
       Money market                                 27,602            29,943
       Time deposits less than $100,000             92,652            73,907
       Time deposits of $100,000 or more            50,969            41,445
                                                  --------          --------
                                                  $317,666           283,249
                                                  ========          ========

       Interest expense on time deposits with balances of $100,000 or more amounted to $2,538,000 in 1998, $2,097,000 in 1997, and $1,560,000 in
           1996.

       The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 1998:

                                                   Less      Greater
                                                   than       than
     ($ in thousands)                            $100,000   $100,000    Total
                                                 --------   --------  --------

     Due in less than three months                $27,331    30,334    57,665
     Due in over three through twelve months       43,366    16,142    59,508
     Due in twelve months through thirty months    21,955     4,493    26,448
                                                  -------   -------   -------

                                                  $92,652    50,969   143,621
                                                  =======   =======   =======

                                                                  (Continued)

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements


(8)    Short-Term Borrowings

       Borrowed funds at December 31, are summarized as follows:

                                                        1998                   1997                   1996
                                               --------------------    -------------------     -------------------
                                                            Average                Average                 Average
       ($ in thousands)                          Amount      Rate        Amount     Rate         Amount      Rate
                                               ---------   --------    ---------  --------     ---------   -------
       Securities sold under agreements to
          repurchase, due on demand            $ 11,615     2.70%      $ 11,047     3.35%      $ 11,824     3.81%
       Federal Home Loan Bank of Boston
          borrowings                                470     5.94%         1,420     7.05%         4,913     7.32%
                                               --------                --------                --------
                                               $ 12,085     2.83%      $ 12,467     3.77%      $ 16,737     4.84%
                                               ========                ========                ========

       Securities sold under agreement to repurchase averaged $12,673,000, $13,864,000, and $7,855,000 during 1998, 1997 and 1996, respectively.
           Maximum amounts outstanding at any month end during 1998, 1997, and 1996 were $16,426,000, $19,398,000, and $11,824,000, respectively.
           The average cost of repurchase agreements was 3.19%, 4.07%, and 3.54% during fiscal 1998, 1997, and 1996, respectively.

       The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March 1994. FHLB borrowings averaged $2,011,000, $4,426,000, and $6,537,000 during 1998, 1997, and 1996, respectively. Maximum amounts outstanding at any month end during 1998, 1997, and 1996 were $7,836,000 $10,372,000, and $13,043,000, respectively. The average cost of FHLB borrowings was 5.88%, 5.68%, and 5.62% during fiscal 1998, 1997, and 1996, respectively. Borrowings from the FHLB are secured by FHLB stock, 1-4 family owner occupied residential loans and the bank's investment portfolio not otherwise pledged.

       As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 1998, the bank had the additional capacity to borrow up to approximately $55.1 million from the FHLB.

(9)    Stockholders' Equity

       Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding Preferred Stock.

       Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 1998.


                                                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

       Quantitative  measures   established  by  regulation  to  ensure  capital
           adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that the company meets all capital adequacy requirements to which it is subject.

       As of December 31, 1998, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

       The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                                        Minimum Capital          Minimum Capital
                                                                                          For Capital                To Be
                                                                   Actual              Adequacy Purposes        Well Capitalized
                                                          -----------------------  -----------------------  -----------------------
         ($ in thousands)                                    Amount       Ratio       Amount       Ratio        Amount       Ratio
                                                          ------------- ---------  ------------- ---------  ------------- ---------

            As of December 31, 1998:
         Total Capital
            (to risk weighted assets)                     $      28,990    12.55%  $      18,482      8.0%  $      23,102     10.0%

         Tier 1 Capital
            (to risk weighted assets)                            26,072    11.29%          9,241      4.0%         13,861      6.0%

         Tier 1 Capital*
            (to average assets)                                  26,072     7.31%         14,273      4.0%         17,842      5.0%

            As of December 31, 1997:
         Total Capital
            (to risk weighted assets)                     $      25,686    13.23%  $      15,536      8.0%  $      19,420     10.0%

         Tier 1 Capital
            (to risk weighted assets)                            23,183    11.94%          7,768      4.0%         11,652      6.0%

         Tier 1 Capital*
            (to average assets)                                  23,183     7.21%         12,868      4.0%         16,086      5.0%

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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(10)   Stock Option Plans

       The board of  directors of the bank adopted a 1988 Stock Option Plan (the
           "1988 plan"), which was approved by the shareholders of the bank in 1989. The 1988 plan permits the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 307,804 shares of common stock. The 1988 plan was assumed by and became effective under the company after the completion of the Reorganization discussed in Note 1.

       The board of directors of the company adopted a 1998 stock incentive plan
           (the "1998 plan"), which was approved by the shareholders of the company in 1998. The 1998 plan permits the board of directors to grant incentive and non-qualified options (as well as shares of restricted stock and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 157,620 shares of common stock.

       Under the terms of the 1988 plan and 1998 plan, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years. Any shares of common stock reserved for issuance pursuant to options granted under the plans which are returned to the company unexercised shall remain available for issuance under the plans. For participants owning 10% or more of the company's outstanding common stock, such options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

       All options granted thus far are generally exercisable at the rate of 25% a year. All options granted prior to 1998, expire 10 years from the date of the grant. All options granted in 1998 expire 7 years from the date of grant. All options granted thus far are categorized as incentive stock options. Stock option transactions are summarized as follows:

                                                                  1998                       1997                      1996
                                                        ------------------------   -----------------------   -----------------------
                                                                       Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                                                       Exercise                  Exercise                  Exercise
                                                           Shares       Price        Shares       Price         Shares       Price
                                                        ----------    ----------   ----------   ----------   ----------   ----------
         Outstanding at beginning of year                  296,750    $     6.55      255,300   $     6.07      204,100   $     5.83
            Granted                                         90,500         12.50       50,900         9.00       52,600         7.00
            Exercised                                       (7,250)         6.28       (8,050)        6.72         (600)        5.67
            Forfeited                                         (450)         9.00       (1,400)        6.79         (800)        6.00
                                                           -------                    -------                   -------
         Outstanding at end of year                        379,550          7.97      296,750         6.55      255,300         6.07
                                                           =======                    =======                   =======
         Exercisable at end of year                        216,010          6.07      185,950         5.76      163,124         5.61
         Shares reserved for future grants                  67,120                        204                    49,704

A summary of options outstanding and exercisable by exercise price as of December 31, 1998 follows:

                                     Outstanding                Exercisable
                           ------------------------------      -------------
                                                Wtd. Avg.
                                                Remaining
     Exercise Price            # Shares           Life             # Shares
     --------------        -------------    -------------      -------------
       $ 5.50                    142,200             1.51            142,200
       $ 6.00                      4,400             5.35              4,400
       $ 6.75                     42,800             6.52             32,024
       $ 7.00                     49,950             7.51             24,952
       $ 9.00                     49,700             8.50             12,434
       $12.50                     90,500             6.90                -
                                 -------             ----            -------
                                   9,550             5.11            216,010
                                 =======             ====            =======

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       The company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

       ($ in thousands, except per share data)                                          1998              1997              1996
                                                                                    -------------    --------------    -------------

       Net income as reported                                                       $       3,501             2,912            2,412
       Pro forma net income                                                                 3,364             2,840            2,371

       Basic earnings per share as reported                                                  1.11               .93              .77
       Pro forma basic earnings per share                                                    1.06               .90              .75

       Fully diluted earnings per share as reported                                          1.06               .91              .76
       Pro forma fully diluted earnings per share                                            1.02               .88              .75

       Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating the compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts abovesince options granted prior to January 1, 1995 are not considered. The per share weighted average fair value of stock options issued in 1998, 1997 and 1996, was determined to be $4.00, $2.88, and $2.24, respectively. The fair value of the options was determined to be 32% of the market value of the stock at the date of grant. The value was based on consultation with compensation consultants hired by the company and subsequent validation by management using a binomial distribution model in 1998. The assumptions used in the model for risk-free interest rate, expected volatility and expected life in years were 4.65%, 15%, and 8 years, respectively.

(11)   Employee Benefit Plans
       401(k) Defined Contribution Plan
       The company has a 401(k) defined-contribution  employee benefit plan. The
           401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for the 1998, 1997 and 1996 calendar years was 85%, 84% and 50%, respectively, up to the first 6% contributed by the employee. The increase from 50% in 1996 to 84% and 85% in 1997 and 1998, respectively, was a result of an additional match due to favorable performance in the Employee Bonus Program as discussed below. The company's expense for the 401(k) plan match for the years ended December 31, 1998, 1997 and 1996 was $227,000, $186,000, and $87,000, respectively.

       All employees, at least 21 years of age, are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.


                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Employee Bonus Program
       The company  implemented a bonus  program,  which includes all employees, beginning in 1995. Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. The goals and objectives include certain ratios such as return on assets, return on equity, net interest margin, non-interest expense and income to assets, non-accrual loans to total loans and the overall growth of the bank's loan and deposit balances. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending in which group the employee falls into including: vice presidents and above, officers, and non-officer employees. In 1998, 1997 and 1996, gross payments charged to salaries and benefits expense under the plan were $896,000, $589,000, and $402,000, respectively. In addition to the $896,000 increase in gross salaries, the bank also increased the employer contribution to the 401(k) plan by $95,000, or an additional 35% of employee contributions up to the first 6% contributed by the employee. The $95,000 increase on employer match on the company's 401(k) plan is also included in salaries and benefits for 1998.

       The company established a supplemental cash bonus plan for certain executive officers. The goals, objectives and pay-out schedule of this plan were approved by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus pay-out to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 1998 and 1997, $147,000 and $70,000, respectively, was charged to salaries and benefits under this plan.


       Split-Dollar Plan
       The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996. This plan provides for the company to fund the purchase of a cash value life insurance policy owned by the executive. The company accounts for the premiums paid as an interest free loan. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums of $144,000 are due until 2004 under the current plan. The amount charged to expense for these benefits was $2,000 and $31,000, in 1998 and 1997, respectively.

(12)   Income Taxes

       The components of income tax expense for the years ended December 31 were calculated using the liability method as follows:

       ($ in thousands)                                                                 1998              1997              1996
                                                                                    -------------    --------------    -------------

       Current tax expense:
          Federal                                                                   $       1,791             1,389            1,033
          State                                                                                28               464              367
                                                                                    -------------    --------------    -------------
               Total current tax expense                                                    1,819             1,853            1,400
                                                                                    -------------    --------------    -------------

       Deferred tax expense (benefit):
          Federal                                                                            (369)             (155)              35
          State                                                                                 6               (53)              12
                                                                                    -------------    --------------    -------------
               Total deferred tax expense (benefit)                                          (363)             (208)              47
                                                                                    -------------    --------------    -------------

               Total income tax expense                                             $       1,456             1,645            1,447
                                                                                    =============    ==============    =============

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                                                   1998                     1997                    1996
                                                          --------------------    ---------------------   ----------------------
        ($ in thousands)                                    Amount         %        Amount         %        Amount           %
                                                          ---------     ------    ----------    -------   ----------    --------

         Computed income tax expense
            at statutory rate                             $   1,685      34.0%    $    1,549     34.0%    $    1,312       34.0%
         State income taxes, net of
            federal tax benefit                                  22        .4%           271      5.9%           250        6.5%
         Municipal bond interest                               (303)     (6.1%)         (215)    (4.7%)         (195)      (5.1%)
         Other                                                   52       1.1%            40       .9%            80        2.1%
                                                          ---------    -------    ----------   -------    ----------    --------

         Income tax expense                               $   1,456      29.4%    $    1,645     36.1%    $    1,447       37.5%
                                                          =========    =======    ==========   =======    ==========    ========

       At December 31, 1998 and December 31, 1997, the tax effects of each type of income and expense item that give rise to deferred taxes are:

       ($ in thousands)                                                                          1998              1997
                                                                                             -------------    -------------

         Deferred tax asset:
              Allowance for loan losses                                                      $       1,810            1,611
              Depreciation                                                                             405              316
              Other                                                                                    161               86
                                                                                             -------------    -------------
                    Total                                                                            2,376            2,013

         Deferred tax liability:
              Net unrealized gain on investment securities                                             589              432
                                                                                             -------------    -------------

         Net deferred tax asset                                                              $       1,787            1,581
                                                                                             =============    =============

       At December 31, 1998, the net Federal deferred tax asset of $1,330,000 is supported by recoverable income taxes of approximately $4,251,000. Management believes that existing net deductible temporary differences which give rise to the net deferred tax asset will reverse during periods in which the company generates net taxable income. There was no valuation allowance for the deferred tax asset at December 31, 1998 and 1997. Management believes that the net deferred income tax asset at December 31, 1998 is an amount that will more likely than not be realized.

(13)   Related Party Transactions

       The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which include various bank officers and directors. The maximum remaining term of the leases including options is for 20 years.

       Total amounts paid to the realty trusts for the years ended  December 31,
           1998,  1997  and  1996,  were  $297,000,   $230,000,   and  $170,000,
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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

       Financial instruments with off-balance sheet credit risk at December 31, 1998 and 1997, are as follows:

       ($ in thousands)                                                                          1998              1997
                                                                                             -------------    -------------

       Commitments to originate loans                                                       $       21,165           15,577
       Standby letters of credit                                                                     3,557            3,267
       Unadvanced portions of consumer loans
          (including credit card loans)                                                              4,985            4,502
       Unadvanced portions of construction loans                                                     7,969            7,204
       Unadvanced portions of home equity loans                                                     11,377           10,046
       Unadvanced portions of commercial lines of credit                                            31,696           24,345

       Commitments  to  originate  loans are  agreements  to lend to a  customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies, but may include security interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

       Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

       The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 1998 and 1997, the company had commitments to sell loans totaling $1,071,000 and $0, respectively.

       The company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. Commercial loans may be collateralized by the assets underlying the borrower's business such as accounts receivable, equipment, inventory and real property. Residential mortgage and home equity loans are secured by the real property financed. Consumer loans such as installment loans are generally secured by the personal property financed. Credit card loans are generally unsecured. Commercial real estate loans are generally secured by the underlying real property and rental agreements.

       The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $1,300,000 at December 31, 1998, and approximately $5,887,000 at December 31, 1997.


                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


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

       Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 1998 for similar instruments.

       Limitations:  The estimates of fair value of financial  instruments  were based on information available at December 31, 1998 and 1997 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates were based on existing on and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.

                                                                                     1998                           1997
                                                                         ----------------------------   ----------------------------
                                                                            Carrying         Fair         Carrying          Fair
       ($ in thousands)                                                      Amount          Value         Amount           Value
                                                                         -------------  -------------   -------------  -------------

       Financial assets:
              Cash and cash equivalents                               $         25,923         25,923          23,554         23,554
              Investment securities                                            114,659        114,659         112,886        112,886
              Loans, net                                                       209,978        215,559         176,294        180,280
              Accrued interest receivable                                        2,424          2,424           2,971          2,971

       Financial liabilities:
              Non-interest bearing demand deposits                              59,618         59,618          51,411         51,411
              Savings, NOW and money market                                    114,427        114,427         116,486        116,486
              Time deposits                                                    143,621        144,085         115,352        115,653
              Short-term borrowings                                             12,085         12,085          12,467         12,467
              Escrow deposit of borrowers                                          687            687             612            612
              Accrued interest payable                                             623            623             566            566


 (16)  Parent Company Only Financial Statements


                                                  Balance Sheets

                                                                                                      December 31,
                                                                                             ------------------------------
       ($ in thousands)                                                                           1998             1997
                                                                                             -------------    -------------

          Assets

       Cash and due from subsidiary                                                      $             149              106
       Investment in subsidiary                                                                     27,049           23,739
                                                                                             -------------    -------------
               Total assets                                                              $          27,198           23,845
                                                                                             =============    =============

          Liabilities and Stockholders' Equity

       Preferred stock, par value $.01 per share,
          1,000,000 shares authorized.   No shares
          issued                                                                         $        -                 -
       Common  stock,  par value $.01 per share,  5,000,000  shares  authorized;
          3,167,684 and 3,160,434 shares issued and outstanding at
          December 31, 1998 and 1997, respectively                                                      32               32
       Additional paid-in capital                                                                   15,560           15,515
       Retained earnings                                                                            10,610            7,663
       Net unrealized gain on investment securities
          available for sale, net                                                                      996              635
                                                                                             -------------    -------------
               Total liabilities and stockholder's equity                                $          27,198           23,845
                                                                                             =============    =============

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


                                               Statements of Income

                                                                                         For the years ended
                                                                                              December 31,
                                                                           ------------------------------------------------
       ($ in thousands)                                                         1998             1997              1996
                                                                           -------------     -------------    -------------

       Undistributed equity in net income of
          subsidiary                                                    $          2,949             2,400            2,412
       Dividends received from subsidiary                                            552               512             -
                                                                           -------------     -------------    -------------

          Net income                                                    $          3,501             2,912            2,412
                                                                           =============     =============    =============


                                             Statements of Cash Flows

                                                                                         For the years ended
                                                                                              December 31,
                                                                           ------------------------------------------------
       ($ in thousands)                                                         1998             1997              1996
                                                                           -------------     -------------    -------------

       Cash flows from operating activities:
          Net income                                                    $          3,501             2,912            2,412
          Undistributed equity in net income
               of subsidiary                                                      (2,949)           (2,400)          (2,412)
                                                                           -------------     -------------    -------------
                  Net cash provided by
                    operating activities                                             552               512             -
                                                                           -------------     -------------    -------------

       Cash flows from financing activities:
          Net proceeds from exercise of stock
               options                                                                45                54                2
          Initial capitalization of holding
               company from the bank                                                -                 -                  50
          Cash dividends paid                                                       (554)             (512)            -
                                                                           -------------     -------------    -------------
                  Net cash (used in) provided by
                    financing activities                                            (509)             (458)              52
                                                                           -------------     -------------    -------------

       Net increase in cash and cash equivalents                                      43                54               52

                  Cash and cash equivalents,
                    beginning of period                                              106                52             -
                                                                           -------------     -------------    -------------

                  Cash and cash equivalents,
                    end of period                                       $            149               106               52
                                                                           =============     =============    =============

Cash and cash equivalents includes cash and due from subsidiary.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(17)   Shareholders Rights Plan

       On January, 13, 1998, the company's Board of Directors declared a dividend of one Preferred Share Purchase Right (a "Right") for each outstanding share of common stock, pursuant to a Rights Agreement dated January 13, 1998 between the company and the bank as rights agent. The distribution was payable to stockholders of record as of the close of business on January 20, 1998. Each Right entitles the holder thereof to purchase under certain circumstances one-two hundredth of a share of a new Series A Junior Participating Preferred Stock, par value $0.01 per share, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company, at a purchase price of $37.50 per one-two hundredth of a preferred share, subject to adjustment.

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

       In the event that a person becomes an Acquiring Person (except persuant to a tender or exchange offer for all outstanding shares of common stock at a price and on terms which a majority of the company's Outside Directors (as defined in the Rights Agreement) determines to be fair to and otherwise in the best interest of the company and its shareholders (a "fair offer")), each holder of a Right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise of such Right, shares of common stock (or in certain circumstances, cash, property or other securities of the company) having a current market price equal to two times the exercise price of the Right. In the event that, at any time on or after a Stock Acquisition Date, (i) the company takes part in a merger or other business combination transaction (other than certain mergers that follow a fair offer) and the company is not the surviving entity or
           (ii) the company takes part in a merger or other business combination transaction in which the shares of common stock are changed or exchanged (other than certain mergers that follow a fair offer) or
           (iii) 50% or more of the company's assets or earning power are sold or transferred, each holder of a Right (other than an Acquiring Person) shall thereafter have the right to receive, upon exercise, a number of shares of common stock of the acquiring company having a current market price equal to two times the exercise price of the Right. At any time until 10 business days following a Stock Acquisition Date, the company may redeem the Rights in whole, but not in part, at a price of $0.005 per Right. The Rights will expire at the close of business of January 13, 2008 unless earlier redeemed or exchanged by the company. The Rights have no voting or dividend privileges and, until they become exercisable, have no dilutive effect on the earnings of the company. Any future holders of shares of Series A Junior Participating Preferred Stock would be entitled to preferred rights with respect to dividends, voting and liquidation.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None
                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons
(a) Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 4, 1999, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.


Directors of the Company
------------------------

George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President of the Company; President, Chief Operating Officer and
Chief Lending Officer of the Bank

Walter L. Armstrong
Executive Vice President of the Bank

Kenneth S. Ansin
President and Chief Executive Officer, L.B. Evans Company;
President and Chief Executive Officer of  Ansewn Shoe Company
Business Development Officer of the Bank

Gerald G. Bousquet, M.D.
Physician; director and partner in several health care facilities

Kathleen M. Bradley
Former owner, Westford Sports Center, Inc.

John R. Clementi
President, Plastican, Inc., a plastic shipping container manufacturer

James F. Conway, III
Chairman, Chief Executive Officer and President
Courier Corporation, a commercial printing company

Nancy L. Donahue
Chair of the Board of Trustees, Merrimack Repertory Theatre

Lucy A. Flynn
Senior Vice President, Wang Global, a computer service company

Eric W. Hanson
Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington
Senior Vice President and Director, Colonial Gas Company

Arnold S. Lerner
Partner in WLLH Radio (Lowell) and in several other radio stations; Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimac Travel and Action Six Travel Network

Additional Executive Officers of the Company
--------------------------------------------

Name                                  Position
----                                  --------

John P. Clancy, Jr.                   Treasurer  of  the  Company;  Senior  Vice  President,   Chief
                                      Financial  Officer,  Treasurer and Chief Investment Officer of
                                      the Bank

Robert R. Gilman                      Executive  Vice  President,   Administration,  and  Commercial
                                      Lender of the Bank

Stephen J. Irish                      Senior Vice  President,  Chief  Information  Officer and Chief
                                      Operations Officer of the Bank


Items 10, 11 and 12.

The information required in Items 10, 11 and 12 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 4, 1999, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

10.6               Amended  employment  agreement between the bank and George L.
                   Duncan dated December 13, 1995 filed with the company's 10-QSB for the quarter ended June 30, 1997.

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

10.11 Split Dollar Agreement for George L. Duncan filed with the company's 10-KSB for the year ended December 31, 1996.

10.12 Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 27 Palmer Street, Lowell, Massachusetts filed with the company's 10-KSB for the year ended December 31, 1997.

10.13 Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts filed with the company's 10-KSB for the year ended December 31, 1997.

10.14 Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts filed with the company's 10-KSB for the year ended December 31, 1997.

10.15 Enterprise Bancorp, Inc. 1988 Stock Option Plan filed with the company's 10-KSB for the year ended December 31, 1997.

10.16 Enterprise Bancorp, Inc. 1998 Stock Incentive Plan filed as an exhibit to the company's definitive proxy statement for the annual meeting of stockholders held May 5, 1998.

21.0               Subsidiaries of the Registrant.



(b)Reports on Form 8-K

                   None.

                            ENTERPRISE BANCORP, INC.
                                   SIGNATURES

In accordance with Section 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 15, 1999      /s/ John P. Clancy, Jr.
                           John P. Clancy, Jr.
                           Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

/s/ George L. Duncan                   Chairman, Chief Executive Officer                            March 15, 1999
George L. Duncan                           and Director

/s/ Richard W. Main                    President, Chief Operating Officer                           March 15, 1999
Richard W. Main                            and Director

/s/ John P. Clancy, Jr.                Treasurer                                                    March 15, 1999
John. P. Clancy Jr.                    (Principal Financial Officer)

/s/ Todd A. Klibansky                  Vice President/Controller                                    March 15, 1999
Todd A. Klibansky                      (Principal Accounting Officer)

/s/ Kenneth S. Ansin                   Director                                                     March 15, 1999
Kenneth S. Ansin

/s/ Walter L. Armstrong                Director                                                     March 15, 1999
Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.           Director                                                     March 15, 1999
Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley                Director                                                     March 15, 1999
Kathleen M. Bradley

/s/ John R. Clementi                   Director                                                     March 15, 1999
John R. Clementi

/s/ James F. Conway, III               Director                                                     March 15, 1999
James F. Conway, III

/s/ Nancy L. Donahue                   Director                                                     March 15, 1999
Nancy L. Donahue

/s/ Lucy A. Flynn                      Director                                                     March 15, 1999
Lucy A. Flynn

/s/ Eric W. Hanson                     Director                                                     March 15, 1999
Eric W. Hanson

/s/ John P. Harrington                 Director                                                     March 15, 1999
John P. Harrington

/s/ Arnold S. Lerner                   Director, Vice Chairman and Clerk                            March 15, 1999
Arnold S. Lerner

/s/ Charles P. Sarantos                Director                                                     March 15, 1999
Charles P. Sarantos

/s/ Michael A. Spinelli                Director                                                     March 15, 1999
Michael A. Spinelli