Form 10-Q
period 1999-03-31
ENTERPRISE BANCORP INC /MA/
filed 1999-05-17
CIK 1018399

Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission File Number 0-21021


                            Enterprise Bancorp, Inc.
             (Exact name of registrant as specified in its charter)


               Massachusetts                              04-3308902
       (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification No.)

               222 Merrimack Street, Lowell, Massachusetts,    01852

                (Address of principal executive offices)    (Zip code)

                                 (978) 459-9000
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

April 30, 1999 Common Stock - Par Value $0.01, 3,169,634 shares outstanding

                                     ENTERPRISE BANCORP, INC.
                                              INDEX
                                                                                       Page Number
           Cover Page                                                                        1

           Index                                                                             2

                                  PART I - FINANCIAL INFORMATION
Item 1     Financial Statements of Enterprise Bancorp, Inc.

                  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998         3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1999 and 1998                                 4

                  Consolidated Statements of Changes in Stockholders' Equity -               5
                  Three months ended March 31, 1999

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998                                 6

                  Notes to Financial Statements                                              7

Item 2     Management's Discussion and
           Analysis of Financial Condition and Results of Operations                         8

Item 3     Quantitative and Qualitative Disclosures About Market Risk                       16

                                   PART II - OTHER INFORMATION
Item 1     Legal Proceedings                                                                17

Item 2     Changes in Securities and Use of Proceeds                                        17

Item 3     Defaults upon Senior Securities                                                  17

Item 4     Submission of Matters to a Vote of Security Holders                              17

Item 5     Other Information                                                                17

Item 6     Exhibits and Reports on Form 8-K                                                 17

           Signature Page                                                                   18

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

                                      ENTERPRISE BANCORP, INC.

                                     Consolidated Balance Sheets


                                                                      March 31,        December 31,
                                                                        1999               1998
($ in thousands)                                                     (Unaudited)        (Audited)
                                                                     -----------       ------------
        Assets

Cash and cash equivalents                                             $ 15,049            19,668
Daily federal funds sold                                                10,100             6,255
Investment securities at fair value                                    114,733           114,659
Loans, less allowance for loan losses of $5,416
   at March 31, 1999 and  $5,234 December 31, 1998                     216,397           209,978
Premises and equipment                                                   4,752             4,272
Accrued interest receivable                                              2,552             2,424
Prepaid expenses and other assets                                          990               863
Income taxes receivable                                                   --                 271
Real estate acquired by foreclosure                                        304               304
Deferred income taxes, net                                               2,161             1,787
                                                                      --------          --------

               Total assets                                           $367,038           360,481
                                                                      ========          ========

        Liabilities and Stockholders' Equity

Deposits                                                              $320,689           317,666
Short-term borrowings                                                   15,871            12,085
Escrow deposits of borrowers                                               831               687
Income taxes payable                                                        88              --
Accrued expenses and other liabilities                                   1,353             2,222
Accrued interest payable                                                   629               623
                                                                      --------          --------

               Total liabilities                                       339,461           333,283
                                                                      --------          --------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued at March 31, 1999                    --                --
Common stock $.01 par value; 5,000,000  shares authorized,
        3,169,634 and 3,167,684  shares issued and
        outstanding at March 31, 1999 and December 31, 1998,
        respectively                                                        32                32
Additional paid-in capital                                              15,571            15,560
Retained earnings                                                       11,571            10,610
Accumulated other comprehensive income                                     403               996
                                                                      --------          --------

               Total stockholders' equity                               27,577            27,198
                                                                      --------          --------

               Total liabilities and stockholders' equity             $367,038           360,481
                                                                      ========          ========

                                         ENTERPRISE BANCORP, INC.

                                     Consolidated Statements of Income

                                Three months ended March 31, 1999 and 1998

                                                                             March 31,         March 31,
                                                                               1999              1998
($ in thousands, except per share data)                                    (Unaudited)        (Unaudited)
                                                                           -----------       ------------
Interest and dividend income:
     Loans                                                                 $    4,774              4,331
     Investment securities                                                      1,712              1,713
     Federal funds sold                                                            44                 24
                                                                           ----------         ----------
               Total interest income                                            6,530              6,068
                                                                           ----------         ----------
Interest expense:
     Deposits                                                                   2,398              2,259
     Borrowed funds                                                               152                169
                                                                           ----------         ----------
               Total interest expense                                           2,550              2,428
                                                                           ----------         ----------

               Net interest income                                              3,980              3,640

Provision for loan losses                                                         135                 90
                                                                           ----------         ----------
               Net interest income after provision for loan losses              3,845              3,550
                                                                           ----------         ----------
Non-interest income:
     Deposit service fees                                                         205                219
     Trust fees                                                                   285                237
     Net gain on sales of loans                                                    54                 19
     Net gain on sales of investments                                            --                   71
     Other income                                                                  78                 84
                                                                           ----------         ----------

               Total non-interest income                                          622                630
                                                                           ----------         ----------
Non-interest expense:
     Salaries and employee benefits                                             1,873              1,678
     Occupancy expenses                                                           577                555
     Advertising and public relations                                             124                106
     Audit, legal and other professional fees                                     120                126
     Trust professional and custodial expenses                                     67                 74
     Office and data processing supplies                                           61                 93
     Other operating expenses                                                     286                300
                                                                           ----------         ----------
               Total non-interest expense                                       3,108              2,932
                                                                           ----------         ----------

Income before income taxes                                                      1,359              1,248
Income tax expense                                                                398                445
                                                                           ----------         ----------
               Net income                                                  $      961                803
                                                                           ==========         ==========

Basic earnings per average common share outstanding                        $     0.30               0.25
                                                                           ==========         ==========

Diluted earnings per average common share outstanding                      $     0.29               0.24
                                                                           ==========         ==========

Basic weighted average common shares outstanding                            3,168,761          3,160,434
                                                                           ==========         ==========

Diluted weighted average common shares outstanding                          3,331,050          3,288,208
                                                                           ==========         ==========

                                                      ENTERPRISE BANCORP, INC.

                                     Consolidated Statements of Changes in Stockholders' Equity

                                                  Three months ended March 31, 1999



                                                      Common Stock        Additional              Comprehensive Income      Total
                                                 ---------------------     Paid-in     Retained   -------------------- Stockholders'
($ in thousands)                                    Shares      Amount     Capital     Earnings   Period   Accumulated     Equity
                                                 -----------   -------    --------     --------   -------  ----------- -------------


Balance at December 31, 1998                       3,167,684    $   32    $ 15,560     $ 10,610                $  996      $ 27,198

Comprehensive income
    Net income                                                                              961    $  961                       961
    Unrealized losses on securities,
      net of reclassification                                                                        (593)       (593)         (593)
                                                                                                   ------
Total comprehensive income, net of tax                                                             $  368
                                                                                                   ======

Stock options exercised                                1,950        --          11                                               11
                                                   ---------     -----    --------     --------                ------      --------

Balance at March 31, 1999                          3,169,634     $  32    $ 15,571     $ 11,571                $  403      $ 27,577
                                                   =========     =====    ========     ========                ======      ========


Disclosure of reclassification amount:
Gross unrealized holding losses arising during the period                                          $ (955)
Less: tax effect                                                                                      362
                                                                                                   ------
Unrealized holding losses, net of tax                                                                (593)
                                                                                                   ------
Less: reclassification adjustment for gains/(losses) included
    in net income (net of $  0 tax)                                                                    --
                                                                                                   ------
Net unrealized losses on securities                                                                $ (593)
                                                                                                   ======

                                             ENTERPRISE BANCORP, INC.

                                      Consolidated Statements of Cash Flows

                                    Three months ended March 31, 1999 and 1998

                                                                               March 31,              March 31,
                                                                                 1999                   1998
($ in thousands)                                                             (Unaudited)             (Unaudited)
                                                                             -----------             -----------
Cash flows from operating activities:
     Net income                                                               $    961                   803
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                           135                    90
               Depreciation and amortization                                       318                   274
               Gains on sales of loans                                             (54)                  (19)
               Gains on sales of securities                                       --                     (71)
               (Increase) decrease in loans held for sale                            9                  (507)
               (Increase) decrease in accrued interest receivable                 (128)                  335
               Increase in prepaid expenses and other assets                      (127)                 (258)
               Increase in deferred income taxes                                   (12)                  (17)
               Decrease in accrued expenses and other liabilities                 (869)                 (561)
               Increase in accrued interest payable                                  6                    12
               Net change in income taxes payable/receivable                       359                   277
                                                                              --------              --------
                  Net cash provided by operating activities                        598                   358
                                                                              --------              --------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                                11,844                 9,842
     Purchase of investment securities                                         (12,911)               (9,080)
     Net increase in loans                                                      (6,509)              (12,250)
     Additions to premises and equipment, net                                     (760)                 (129)
                                                                              --------              --------
                  Net cash used in investing activities                         (8,336)              (11,617)
                                                                              --------              --------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                         3,167                 9,564
     Net increase in short-term borrowings                                       3,786                 3,312
     Stock options exercised                                                        11                  --
                                                                              --------              --------
                  Net cash provided by financing activities                      6,964                12,876
                                                                              --------              --------

Net (decrease) increase in cash and cash equivalents                              (774)                1,617

Cash and cash equivalents at beginning of period                                25,923                23,554
                                                                              --------              --------

Cash and cash equivalents at end of period                                    $ 25,149                25,171
                                                                              ========              ========


Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                        $  2,544                 2,416
        Income taxes                                                                51                   184

     Transfers from loans to real estate acquired by foreclosure                  --                      76


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

(2)      Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 1998, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 162,289 and 127,774 for the quarters ended March 31, 1999 and March 31, 1998, respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                  Minimum Capital               Minimum Capital
                                                                    for Capital                     to be
                                             Actual              Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------
As of March 31, 1999:

Total Capital
   (to risk weighted assets)     $   30,052         12.56%   $   19,137         8.00%    $   23,921        10.00%

Tier 1 Capital
   (to risk weighted assets)         27,030         11.30%        9,568         4.00%        14,353         6.00%

Tier 1 Capital*
   (to average assets)               27,030          7.58%       14,265         4.00%        17,831         5.00%

     *    For the bank to qualify as "well capitalized",  it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

On April 20, 1999, the board of directors declared a dividend in the amount of $0.21 per share to be paid on or about July 1, 1999 to shareholders of record as of the close of business on June 11, 1999. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $6.6 million, or 1.8 %, since December 31, 1998. The increase is primarily attributable to an increase in gross loans of $6.6 million. The increase in assets was funded primarily by increases in deposits and short-term borrowings of $3.0 million and $3.8 million, respectively.

Investments

At March 31, 1999 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized gain at March 31, 1999, net of tax effects, is shown as accumulated other comprehensive income, a separate component of stockholders' equity, in the amount of $403,000. The net unrealized gain/loss in the investment portfolio fluctuates as interest rates rise and fall due to the fixed rate nature of the portfolio.

Loans

Total loans, before the allowance for loan losses, were $221.8 million, or 60.4% of total assets, at March 31, 1999, compared to $215.2 million, or 59.7% of total assets, at December 31, 1998. The increase in loans of $6.6 million was primarily attributed to loan originations in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality lending opportunities.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $3.2 million, or 1.0%, during the first three months of 1999, from $318.3 million at December 31, 1998, to $321.5 million at March 31, 1999. Due to the cyclical nature of some of the bank's deposits, first quarter deposit growth has historically been lower than the average quarterly growth in deposits achieved over the remainder of the year.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $3.8 million, or 31.3%, from $12.1 million at December 31, 1998 to $15.9 million at March 31, 1999. The increase was attributable to an increase in securities sold under agreements to repurchase of $3.8 million. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $0.5 million at March 31, 1999, and had the ability to borrow approximately an additional $95.9 million. Management periodically takes advantage of opportunities t fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                  Three months ended March 31,
                                                  ----------------------------
($ in thousands)                                     1999             1998
                                                  -----------      -----------

Balance at beginning of year                       $ 5,234            4,290
Loans charged-off
     Commercial                                          4               65
     Commercial real estate                           --               --
     Construction                                     --               --
     Residential real estate                          --               --
     Home equity                                      --               --
     Other                                               9             --
                                                   -------          -------
                                                        13               65

Recoveries on loans charged off
     Commercial                                         30                1
     Commercial real estate                              2             --
     Construction                                     --               --
     Residential real estate                          --                  6
     Home equity                                         2                2
     Other                                              26               32
                                                   -------          -------
                                                        60               41

Net loans (recovered)/charged off                      (47)              24
Provision charged to income                            135               90
                                                   -------          -------
Balance at March 31                                $ 5,416            4,356
                                                   =======          =======

Annualized net (recoveries)/charge-offs: Average
     loans outstanding                               (0.09%)           0.05%
                                                   =======          =======
Allowance for loan losses: Gross loans                2.44%            2.25%
                                                   =======          =======
Allowance for loan losses: Non-performing loans     664.54%          429.16%
                                                   =======          =======

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                                 March 31,       December 31,       March 31,
                                                                   1999             1998              1998
                                                                 ---------       ------------      ----------
Loans on non-accrual:
  Commercial                                                      $  459              754              489
  Residential real estate                                            112              113               76
  Commercial real estate                                              18               63               85
  Construction                                                      --                174             --
  Consumer, including home equity                                    138              159              300
                                                                  ------           ------           ------
     Total loans on non-accrual                                      727            1,263              950

Loans past due >90 days, still accruing                               88               97               65
                                                                  ------           ------           ------

Total non-performing loans                                           815            1,360            1,015

Other real estate owned                                              304              304              469
                                                                  ------           ------           ------
     Total non-performing loans and real estate owned             $1,119            1,664            1,484
                                                                  ======           ======           ======

Non-performing loans: Gross loans                                   0.37%            0.63%            0.53%
                                                                  ======           ======           ======
Non-performing loans and real estate owned: Total assets            0.30%            0.46%            0.44%
                                                                  ======           ======           ======
Delinquent loans 30-89 days past due: Gross loans                   0.72%            0.68%            0.74%
                                                                  ======           ======           ======


Total non-performing loans decreased $0.2 million from March 31, 1998 to March 31, 1999. The ratio of non-performing loans to gross loans decreased from 0.53% to 0.37% from March 31, 1998 to March 31, 1999.

Total non-performing loans decreased $0.5 million from December 31, 1998 to March 31, 1999. The primary cause for the declines was the removal of several commercial and construction loans from non-accrual status. The ratio of non-performing loans to gross loans decreased from 0.63% as of December 31, 1998 to 0.37% as of March 31, 1999. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Non-performing loans remain at historically low levels for the periods shown. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

Year 2000 Compliance

The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. This section contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended. The company's readiness for the Year 2000, and the eventual effects of the Year 2000 on the company may be materially different than projected.

The company is currently in the process of determining, testing and remediating the impact of the so-called "millenium" or "Y2K" problem (i.e., that many existing computer chips and programs use only two digits to identify the year in a date field and if such programs are not corrected many computer applications or computer chip dependent operations could fail or create erroneous results by or beginning in the year 2000). While most view the project as a data processing or computer concern, every department and function of the company is affected and is included in the company's analysis and compliance process. The remediation efforts discussed below relate to both information technology systems (i.e. computer systems, phone systems, telecommunications, etc.) and non-information technology systems (i.e. alarm systems, security systems, elevators, electrical systems, etc.).

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

Management has completed its assessment of Y2K issues, developed a plan, begun testing its various software information systems and arranged for the required resources, based on anticipated needs, to complete the necessary remediation. Management has completed the changes to and testing of internal mission critical information systems for the Y2K project and expects to complete the changes and testing required for mission critical systems associated with service providers by June 30, 1999, which is the timeframe established by the Federal Financial Institutions Examination Council ("FFIEC"). Mission critical systems are those critical to daily operations and failure of which would result in definite disruption to business. Testing of the company's non-mission critical applications will continue through 1999 and will be completed prior to any anticipated impact on its operating systems. Contingency plans are also being developed for each function so that the company is adequately prepared in the event of a system failure, despite remediation efforts. A sub-committee of the Y2K Steering Committee has been formed to facilitate preparation of contingency plans. These contingency plans will be completed prior to June 30, 1999, in accordance with FFIEC guidelines. Additionally, the bank has formed a coalition with surrounding financial institutions to periodically meet and discuss contingency plans and pool resources to deal with potential disruptions. (i.e. failure of security systems, failure of electrical grids, cash needs, etc.).

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Y2K compliant. Excluding internal salary and benefit costs, approximately $10,000 in costs associated with Y2K remediation efforts were expended through December 31, 1998 and $10,000 in the first quarter of 1999. Management expects that the costs incurred to replace or upgrade existing hardware and software will be capitalized and amortized in accordance with the company's existing accounting policies, while miscellaneous consulting, salary, maintenance and modification costs will be expensed as incurred. Anticipated future costs, excluding internal salary and benefit costs, associated with Y2K compliance are estimated at $150,000, which includes upgrades of security systems, modifications to the automated teller machines, consulting costs and changes to the telecommunications network. The estimated expenses in 1999 include consulting fees for Year 2000 project management of $75,000. Due to short term personnel constraints it was necessary to engage consultants to assist in the Year 2000 management process. Other than the one dedicated information system specialist the company does not separately track the portion of its salary and benefit costs allocable to the Y2K project. It is not anticipated that material incremental costs will be incurred in any single period.

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

Management recognizes the potential risk of Y2K on the bank's customers. The bank has approached the credit risk component of Y2K through education of all lending officers, education of customers, analysis of the bank's loan portfolio, and consideration of Y2K in the underwriting of loans. All lending officers were required to undergo internal training to learn the potential risks of Y2K. The bank has sponsored and intends to continue sponsoring numerous seminars for bank customers, in addition to distribution of literature regarding Y2K to all customers. In 1998, an analysis of the bank's commercial loan portfolio was performed to determine potential exposure to Y2K risks. Increases in the allowance for loan losses, solely as a result of Y2K, were not deemed necessary. Any new commercial loans require an assessment of the customer's Y2K compliance as part of preliminary underwriting. The need for additional provisions to the bank's allowance for loan losses resulting from borrowers' Y2K compliance problems will be considered, on an ongoing basis, based on management's assessment of the potential exposure of its customer base to such problems.

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

The company's operations and/or financial condition could possibly be negatively impacted to the extent the company, customers or entities doing business with the company are unsuccessful in timely and properly addressing their respective Y2K compliance responsibilities.

                              Results of Operations
     Three Months Ended March 31, 1999 vs. Three Months Ended March 31, 1998

The company reported net income of $961,000 for the three months ended March 31, 1999, versus $803,000 for the three months ended March 31, 1998, or an increase of 19.7%. The company had basic earnings per common share of $0.30 and $0.25 for the three months ended March 31, 1999 and March 31, 1998, respectively. Diluted earnings per share were $0.29 and $0.24 for the three months ending March 31, 1999 and March 31,1998, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                         Three months ended March 31,
                                                                         ----------------------------
($ in thousands)                                                        1999                     1998
                                                                     ----------                ---------

Average assets                                                       $ 355,779                   322,992
Average deposits and short-term borrowings                             325,519                   297,182
Average investment securities (1)                                      115,022                   112,601
Average loans, net of deferred loan fees                               217,157                   185,902
Net interest income                                                      3,980                     3,640
Provision for loan losses                                                  135                        90
Tax expense                                                                398                       445
Average loans : Average deposits and borrowings                          66.71%                    62.55%
Non interest expense : Average assets (2)                                 3.54%                     3.68%
Non interest income, exclusive of securities
  gains : Average assets (2)                                               .71%                      .70%
Average tax equivalent rate earned on interest earning assets             8.12%                     8.32%
Average rate paid on interest bearing deposits and
   short-term borrowings                                                  3.85%                     4.00%
Net yield on average earning assets                                       5.04%                     5.04%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $3,980,000 for the three months ended March 31, 1999, an increase of $340,000 or 9.3% from $3,640,000 for the three months ended March 31, 1998. Interest income increased $462,000, primarily a result of an increase of average loan balances of $31.3 million, or 16.8% from the quarter ended March 31, 1998 to the quarter ended March 31, 1999. The increase in interest income was partially offset by an increase in interest expense of $122,000, primarily due to an increase in average deposits and short-term borrowings of $22.5 million over the same period.

The average tax-equivalent yield on earning assets in the three months ended March 31, 1999, was 8.12%, down 20 basis points from 8.32% in the three months ended March 31, 1998. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended March 31, 1999, was 3.85%, a decrease of 15 basis points from 4.00% in the three months ended March 31, 1998. The resulting interest rate spread decreased 5 basis points to 4.27% in the three months ended March 31, 1999, from 4.32% in the three months ended March 31, 1998. The decline in the average loan yield from 9.45% to 8.92%, from March 31, 1998 to March 31, 1999, was primarily a result of the prime rate declining by 75 basis points in the fourth quarter of 1998. Similarly, the decline in average deposit rates paid was a result of declining market rates offered during the same period.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 1999, and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                              Three Months Ended March 31, 1999  Three Months Ended March 31, 1998
                                              ---------------------------------  ---------------------------------
                                                 Average             Interest    Average                Interest
($ in thousands)                                 Balance   Interest  Rates (3)   Balance    Interest    Rates (3)
                                                 --------  --------  ---------   -------    --------    ---------
Assets:
    Loans  (1) (2)                               $217,157   $4,774    8.92%     $185,902     $ 4,331       9.45%
    Investment securities (3)                     115,022    1,712    6.74       112,601       1,713       6.50
    Federal funds sold                              3,842       44    4.64         1,691          24       5.76
                                                 --------   ------              --------     -------
      Total interest earnings assets              336,021    6,530    8.12%      300,194       6,068       8.32%
                                                            ------                           -------
    Other assets (4)                               19,758                         22,798
                                                 --------                       --------
      Total assets                               $355,779                       $322,992
                                                 ========                       ========
Liabilities and stockholders' equity:
    Savings, NOW and money market                $109,779      553    2.04%     $106,538         588       2.24%
    Time deposits                                 144,369    1,845    5.18       122,760       1,671       5.52
    Short-term borrowings                          14,380      152    4.29        16,762         169       4.09
                                                 --------   ------              --------     -------
      Interest bearing deposits and borrowings    268,528    2,550    3.85%      246,060       2,428       4.00%
                                                 --------   ------              --------     -------
    Non-interest bearing deposits                  56,991                         51,122
    Other liabilities                               3,706                          2,187
                                                 --------                       --------
      Total liabilities                           329,283                        299,369

Stockholders' equity                               26,496                         23,623
                                                 --------                       --------
      Total liabilities and
      Stockholders' equity                       $355,779                       $322,992
                                                 ========                       ========
Net interest rate spread                                            4.27%                                  4.32%

Net interest income                                         $3,980                            $3,640
                                                            ======                            ======
Net yield on average earning assets                                 5.04%                                  5.04%
($ in thousands)                                                           Changes due to
                                                        ---------------------------------------------------
                                                                                     Interest        Rate/
                                                        Total         Volume           Rate          Volume
                                                        -----         ------         --------        ------
Assets:
    Loans  (1) (2)                                      $ 443          $ 728          $ (243)        $ (42)
    Investment securities (3)                              (1)            39              67          (107)
    Federal funds sold                                     20             31              (5)           (6)
                                                        -----          -----          ------         -----
      Total interest earnings assets                      462            798            (181)         (155)
                                                        -----          -----          ------         -----
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                         (35)            18             (53)           --
    Time deposits                                         174            294            (103)          (17)
    Short-term borrowings                                 (17)           (24)              8            (1)
                                                        -----          -----          ------         -----
      Interest bearing deposits and borrowings            122            288            (148)          (18)
                                                        -----          -----          ------         -----
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
      Stockholders' equity

Net interest rate spread

Net interest income                                     $ 340          $ 510          $  (33)        $(137)
                                                        =====          =====          ======         =====
Net yield on average earning assets

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

The provision for loan losses amounted to $135,000 and $90,000 for the three months ended March 31, 1999 and March 31, 1998, respectively. With the growth in the company's loan portfolio during 1997 and early 1998, the ratio of the allowance for loan losses to gross loans had declined. In the second quarter of 1998, management determined that further erosion of the ratio was not prudent and increased the provision to keep pace with further growth in the loan portfolio. Loans, before the allowance for loan losses, have increased from $193.3 million, at March 31, 1998, to $221.8 million, at March 31, 1999, or an increase of 14.8%. Although there has not been an increase in problem assets, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $63,000 to $622,000 for the three months ended March 31, 1999, compared to $559,000 for the three months ended March 31, 1998. This increase was primarily caused by an increase in trust fees of $48,000.

Trust fees increased by $48,000, or 20.3%, for the three months ended March 31, 1999 compared to the same period in 1998 due to an increase in trust assets. Trust assets increased from $180.3 million at March 31, 1998 to $200.7 million at March 31, 1999.

Deposit fees decreased by $14,000, or 6.4%, for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, due primarily to a decrease in overdrafts.

Other income for the three months ended March 31, 1999, was $78,000, a decrease of 7.1%, from $84,000 for the three months ended March 31, 1998, due primarily to a decrease in letter of credit fees.

Non-Interest Expenses

Salaries and benefits expense totaled $1,873,000 for the three months ended March 31, 1999, compared with $1,678,000 for the three months ended March 31, 1998, an increase of $195,000 or 11.6%. This increase was primarily the result of new hires to support the overall growth of the bank, and annual salary increases.

Occupancy expense was $577,000 for the three months ended March 31, 1999, compared with $555,000 for the three months ended March 31, 1998, an increase of $22,000 or 4.0%. The increase was primarily due to the addition and renovation of new facilities for the bank's accounting and loan servicing departments and the customer service center.

Advertising and public relations expenses increased by $18,000, or 17.0%, for the three months ended March 31, 1999 compared to the same period in 1998. The increase was primarily attributed to expenses associated with the advertisements for new employees and timing of other advertising programs.

Audit, legal and other professional expenses decreased by $6,000, or 4.8% for the three months ended March 31, 1999 compared to the prior year period, primarily due to professional services engaged by the bank in 1998, but not in the three months ended March 31, 1999.

Trust, professional and custodial expenses decreased by $7,000, or 9.5%, for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to the timing of certain professional management fees in 1998.

Office and data processing supplies expense decreased by $32,000, or 34.4%, for the three months ended March 31, 1999 compared to the same period in the prior year. The decrease was primarily due to various cost saving initiatives.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, Federal Home Loan Bank borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed regularly by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense of interest bearing liabilities is accomplished through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 10% in the 24 month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K
                  The following exhibits are included with this report:
                  3.1 Restated Articles of Organization of the Company, as amended through May 10,1999.
                  10.17   Split Dollar Agreement for Richard W. Main
                  10.18   Split Dollar Agreement for Robert R. Gilman
                  27.1 Financial Data Schedule (included with electronic copy only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ENTERPRISE BANCORP, INC.

DATE:  May  14, 1999             /s/ John P. Clancy, Jr.
                                 John P. Clancy, Jr.
                                 Senior Vice President, Chief Financial Officer,
                                 Chief Investment Officer and Treasurer