Form 10-Q
period 1999-06-30
ENTERPRISE BANCORP INC /MA/
filed 1999-08-12
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.... No......

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
   July 31, 1999, Common Stock - Par Value $0.01, 3,202,489 shares outstanding


                                         ENTERPRISE BANCORP, INC.
                                                  INDEX
                                                                                                Page Number

           Cover Page                                                                                1

           Index                                                                                     2

                                      PART I - FINANCIAL INFORMATION

Item 1     Financial Statements of Enterprise Bancorp, Inc.

           Consolidated Balance Sheets - June 30, 1999 and December 31, 1998                         3


           Consolidated Statements of Income
           Three months and six months ended June 30, 1999 and 1998                                  4


           Consolidated Statements of Changes in Stockholders' Equity                                5
           Six months ended June 30, 1999

           Consolidated Statements of Cash Flows
           Six months ended June 30, 1999 and 1998                                                   6


           Notes to Financial Statements                                                             7

Item 2     Management's Discussion and
           Analysis of Financial Condition and Results of Operations                                 8


Item 3     Quantitative and Qualitative Disclosures about Market Risk                               19

                                       PART II - OTHER INFORMATION
Item 1     Legal Proceedings                                                                        20

Item 2     Changes in Securities                                                                    20

Item 3     Defaults upon Senior Securities                                                          20

Item 4     Submission of Matters to a Vote of Security Holders                                      20

Item 5     Other Information                                                                        20


Item 6     Exhibits and Reports on Form 8-K                                                         20


           Signature Page                                                                           21

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

                                 ENTERPRISE BANCORP, INC.
                                Consolidated Balance Sheets
                            June 30, 1999 and December 31, 1998

                                                                   June 30,   December 31,
                                                                    1999          1998
                                                                 (Unaudited)
                                                                 -----------  ------------
($ in thousands)
      Assets
Cash and cash equivalents                                        $  17,258       19,668
Daily federal funds sold                                              --          6,255
Investment securities at fair value                                123,037      114,659
Loans, less allowance for loan losses of $5,586
     at June 30, 1999 and $5,234 at December 31, 1998              225,404      209,978
Premises and equipment                                               5,169        4,272
Accrued interest receivable                                          2,666        2,424
Prepaid expenses and other assets                                    1,415          863
Income taxes receivable                                                446          271
Real estate acquired by foreclosure                                    304          304
Deferred income taxes, net                                           3,392        1,787
                                                                 ---------    ---------

               Total assets                                      $ 379,091      360,481
                                                                 =========    =========

        Liabilities and Stockholders' Equity

Deposits                                                         $ 326,893      317,666
Short-term borrowings                                               22,568       12,085
Escrow deposits of borrower                                            787          687
Accrued expenses and other liabilities                               1,819        2,222
Accrued interest payable                                               580          623
                                                                 ---------    ---------

               Total liabilities                                   352,647      333,283
                                                                 ---------    ---------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized,
        no shares issued at June 30, 1999                             --           --
Common stock $.01 par value; 10,000,000 and 5,000,000
        shares authorized, 3,201,538 and 3,167,684 shares
        issued and outstanding at June 30, 1999 and
        December 31, 1998, respectively                                 32           32
Additional paid-in capital                                          15,987       15,560
Retained earnings                                                   11,916       10,610
Accumulated other comprehensive income(loss)                        (1,491)         996
                                                                 ---------    ---------

               Total stockholders' equity                           26,444       27,198
                                                                 ---------    ---------

               Total liabilities and stockholders' equity        $ 379,091      360,481
                                                                 =========    =========

                                            3

                                                  ENTERPRISE BANCORP, INC.
                                              Consolidated Statements of Income
                                   Three months and six months ended June 30, 1999 and 1998

                                                                Three Months Ended June 30,     Six Months Ended June 30,
                                                                ---------------------------     -------------------------
($ in thousands)                                                    1999         1998             1999          1998
                                                                (Unaudited)   (Unaudited)      (Unaudited)   (Unaudited)
                                                                -----------   -----------      -----------   -----------
Interest and dividend income:
     Loans                                                       $    4,949        4,638             9,723        8,969
     Investment securities                                            1,712        1,613             3,424        3,325
     Federal funds sold                                                  20           58                64           83
                                                                 ----------   ----------        ----------   ----------
               Total interest income                                  6,681        6,309            13,211       12,377
                                                                 ----------   ----------        ----------   ----------

Interest expense:
     Deposits                                                         2,392        2,298             4,790        4,557
     Borrowed funds                                                     174          140               326          309
                                                                 ----------   ----------        ----------   ----------
               Total interest expense                                 2,566        2,438             5,116        4,866
                                                                 ----------   ----------        ----------   ----------

               Net interest income                                    4,115        3,871             8,095        7,511

Provision for loan losses                                               135          180               270          270
                                                                 ----------   ----------        ----------   ----------

             Net interest income after provision for
               loan losses                                            3,980        3,691             7,825        7,241


Non-interest income:
     Deposit service fees                                               221          230               426          449
     Trust fees                                                         293          221               578          458
     Gain on sale of loans                                               66           56               120           75
     Gain on sale of investments                                        103           94               103          165
     Other income                                                        84           73               163          157
                                                                 ----------   ----------        ----------   ----------
               Total non-interest income                                767          674             1,390        1,304
                                                                 ----------   ----------        ----------   ----------

Non-interest expense:
     Salaries and employee benefits                                   1,972        1,731             3,845        3,409
     Occupancy expenses                                                 584          540             1,161        1,095
     Advertising and public relations                                   157          116               281          222
     Office and data processing supplies                                 74           93               135          186
     Audit, legal and other professional fees                           200          162               319          288
     Trust professional and custodial expenses                           85           72               152          146
     Other operating expenses                                           310          284               597          584
                                                                 ----------   ----------        ----------   ----------
               Total non-interest expense                             3,382        2,998             6,490        5,930
                                                                 ----------   ----------        ----------   ----------

Income before income taxes                                            1,365        1,367             2,725        2,615

Income tax expense                                                      354          489               753          934
                                                                 ----------   ----------        ----------   ----------

               Net income                                        $    1,011          878             1,972        1,681
                                                                 ==========   ==========        ==========   ==========

Basic earnings per average common share outstanding              $     0.32         0.28              0.62         0.53
                                                                 ==========   ==========        ==========   ==========

Diluted earnings per average common share outstanding            $     0.30         0.27              0.59         0.51
                                                                 ==========   ==========        ==========   ==========

Basic weighted average common shares outstanding                  3,171,016    3,165,468         3,169,889    3,162,950
                                                                 ==========   ==========        ==========   ==========

Diluted weighted average common shares outstanding                3,330,411    3,305,914         3,329,284    3,296,978
                                                                 ==========   ==========        ==========   ==========


                                                      ENTERPRISE BANCORP, INC.
                                     Consolidated Statements of Changes in Stockholders' Equity
                                                   Six months ended June 30, 1999



                                                               Common Stock     Additional             Comprehensive Income(Loss)
                                                            -----------------    Paid-in   Retained   ---------------------------
($ in thousands)                                             Shares    Amount    Capital   Earnings    Period       Accumulated
                                                            ---------  ------   ---------- --------   --------      -----------

Balance at December 31, 1998                                3,167,684  $   32   $ 15,560   $ 10,610                   $   996

Comprehensive income(loss)
    Net income                                                                                1,972   $  1,972

    Unrealized loss on securities, net of reclassification                                              (2,487)        (2,487)
                                                                                                      --------
Total comprehensive income(loss), net of tax                                                          $   (515)
                                                                                                      ========

Common stock dividend ($.21 per share)                                                         (666)
Common stock issued-Dividend Reinvestment Plan                 27,054      --        388
Stock options exercised                                         6,800      --         39
                                                            ---------  ------   --------   --------                   -------
Balance at June 30, 1999                                    3,201,538  $   32   $ 15,987   $ 11,916                   $(1,491)
                                                            =========  ======   ========   ========                   =======


                                                                  Total
                                                               Stockholders'
($ in thousands)                                                  Equity
                                                               -------------

Balance at December 31, 1998                                     $  27,198

Comprehensive income(loss)
    Net income                                                       1,972

    Unrealized loss on securities, net of reclassification          (2,487)

Total comprehensive income(loss), net of tax


Common stock dividend ($.21 per share)                                (666)
Common stock issued-Dividend Reinvestment Plan                         388
Stock options exercised                                                 39
                                                                 ---------
Balance at June 30, 1999                                         $  26,444
                                                                 =========


Disclosure of reclassification amount:
Gross unrealized holding loss arising during the period          $  (3,924)
Less: tax effect                                                     1,505
                                                                 ---------
Unrealized holding loss, net of tax                                 (2,419)
                                                                 ---------
Less: reclassification adjustment for gains included
    in net income (net of $35 tax expense)                              68
                                                                 ---------
Unrealized loss on securities, net of reclassification           $  (2,487)
                                                                 =========

                                                                 5


                                         ENTERPRISE BANCORP, INC.
                                  Consolidated Statements of Cash Flows
                                 Six months ended June 30, 1999 and 1998

                                                                     June 30,               June 30,
                                                                       1999                   1998
($ in thousands)                                                    (Unaudited)           (Unaudited)
                                                                    -----------           -----------
Cash flows from operating activities:
     Net income                                                      $  1,972                 1,681
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                  270                   270
               Depreciation and amortization                              668                   544
               Gains on sales of loans                                   (120)                  (75)
               Gains on sales of securities                              (103)                 (165)
               (Increase)/Decrease:
                   Loans held for sale, net of gains                      160                  (397)
                   Accrued interest receivable                           (242)                  453
                   Prepaid expenses and other assets                     (552)                  (48)
                   Deferred income taxes                                  (65)                 (127)
               Increase/(Decrease):
                   Accrued expenses and other liabilities                (403)                   57
                   Accrued interest payable                               (43)                  (29)
               Change in income taxes receivable                         (175)                   44
                                                                     --------              --------
                  Net cash provided by operating activities             1,367                 2,208
                                                                     --------              --------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                       13,885                23,408
     Proceeds from sales of investment securities                       7,420                10,080
     Purchase of investment securities                                (33,694)              (14,363)
     Net increase in loans                                            (15,736)              (21,747)
     Additions to premises and equipment, net                          (1,478)                 (294)
                                                                     --------              --------
                  Net cash used in investing activities               (29,603)               (2,916)
                                                                     --------              --------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                9,327                17,842
     Change in short term borrowings                                   10,483                 1,238
     Cash dividends on common stock                                      (666)                 (554)
     Common stock issued - Dividend Reinvestment                          388                  --
     Stock options exercised                                               39                    39
                                                                     --------              --------
                  Net cash provided by financing activities            19,571                18,565
                                                                     --------              --------

Net (decrease) increase in cash and cash equivalents                   (8,665)               17,857

Cash and cash equivalents at beginning of period                       25,923                23,554
                                                                     --------              --------

Cash and cash equivalents at end of period                           $ 17,258                41,411
                                                                     ========              ========

Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings               $  5,159                 4,895
        Income taxes                                                      993                 1,016
     Transfers from loans to real estate acquired by foreclosure         --                      75

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

(3)      Earnings per share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

(4)      Dividend Reinvestment Plan

The Board of Directors adopted a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $388,000 of the dividends paid by the company in 1999 in 27,054 shares of the company's common stock.

(5)      Reclassification

Certain fiscal 1998 information has been reclassified to conform to the 1999 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                Minimum Capital        Minimum Capital
                                                                  for Capital              to be
                                          Actual               Adequacy Purposes       Well Capitalized
                                 --------------------        --------------------   ---------------------
($ in thousands)                  Amount       Ratio          Amount       Ratio     Amount       Ratio
                                 ---------    -------        ---------    -------   --------     --------
As of June 30, 1999:
Total Capital
   (to risk weighted assets)     $  30,861     12.23%        $ 20,194      8.00%    $ 25,242      10.00%

Tier 1 Capital
   (to risk weighted assets)        27,672     10.96%          10,097      4.00%      15,145       6.00%

Tier 1 Capital*
   (to average assets)              27,672      7.56%          14,646      4.00%      18,307       5.00%

*    For the bank to qualify as "well capitalized", it must maintain a leveraged capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

On April 20, 1999, the board of directors declared a dividend in the amount of $0.21 per share to be paid on or about July 1, 1999 to shareholders of record as of the close of business on June 11, 1999. The board of directors intends to consider the payment of future dividends on an annual basis. The Board of Directors adopted a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, in their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $388,000 of the dividends paid by the company in 1999 in 27,054 shares of the company's common stock.

Balance Sheet
Total Assets

Total assets increased $18.6 million, or 5.2%, since December 31, 1998. The increase is primarily attributable to an increase in gross loans of $15.8 million, and in increase in investments of $8.4 million.. The increase in assets was funded by an increase in short-term borrowings of $10.5 million and an increase in deposits of $9.3 million.

Investments

At June 30, 1999, all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized loss at June 30, 1999, net of tax effects, is shown as accumulated other comprehensive income(loss), a separate component of stockholders' equity, in the amount of $1.5 million. The change from an unrealized gain of $1,585,000 at December 31, 1998 to an unrealized loss of $2,442,000 was due to an increase in interest rates.

Loans

Total loans, before the allowance for loan losses, were $231.0 million, or 60.9% of total assets, at June 30, 1999, compared to $215.2 million, or 59.7% of total assets, at December 31, 1998. The increase in loans of $15.8 million was primarily attributed to increased loan origination in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality-lending opportunities.

Premises and Equipment

Premises and equipment increased by $.9 million from December 31, 1998 to June 30, 1999. The increase was primarily attributed to the construction of the new Westford branch, scheduled for opening in the fall of 1999, as well as from various leasehold improvements for administrative and executive office space.

Deferred Income Taxes

The increase in deferred income taxes was caused by the decrease in the unrealized gain on investments from an unrealized gain at December 31, 1998 of $1,585,000 to an unrealized loss of $2,442,000 at June 30, 1999. The change in the unrealized gain/loss account was due to a significant rise in interest rates since the end of the prior year.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $9.3 million, or 2.9%, during the first six months of 1999 from $318.4 million at December 31, 1998, to $327.7 million at June 30, 1999. The increase was primarily due to increased market penetration of the bank's newer branches.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $10.5 million, or 86.7%, from $12.1 million at December 31, 1998 to $22.6 million at June 30, 1999. The increase was attributable to an increase in securities sold under agreements to repurchase of $10.5 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $0.5 million at June 30, 1999, and had the ability to borrow approximately an additional $85.0 million.

Loan Loss Experience/Non-Performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:
                                                                      Six months ended June 30,
($ in thousands)                                                        1999             1998
                                                                      --------         --------
Balance at beginning of year                                           $ 5,234           4,290
Loans charged-off
     Commercial                                                             11              65
     Commercial real estate                                               --              --
     Construction                                                         --              --
     Residential real estate                                              --              --
     Home equity                                                          --              --
     Other                                                                   9               5
                                                                       -------         -------
                                                                            20              70
Recoveries on loans charged off
     Commercial                                                             43               3
     Commercial real estate                                                  2            --
     Construction                                                         --              --
     Residential real estate                                              --                 6
     Home equity                                                             3               3
     Other                                                                  54              32
                                                                       -------         -------
                                                                           102              44

Net loans (recovered) charged off                                          (82)             26
Provision charged to income                                                270             270
                                                                       -------         -------
Balance at June 30                                                     $ 5,586           4,534
                                                                       =======         =======

Allowance for loan losses: Gross loans                                    2.41%           2.24%
                                                                       =======         =======
Annualized net (recoveries) / charge-offs: Average loans outstanding     (0.07%)          0.03%
                                                                       =======         =======
Allowance for loan losses: Non-performing loans                         858.06%         422.55%
                                                                       =======         =======


The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                          June 30,          December 31,             June 30,
                                                            1999                1998                   1998
                                                          --------          ------------             --------
Loans on non-accrual:
  Commercial                                               $ 426                 754                    609
  Residential real estate                                    112                 113                    179
  Commercial real estate                                    --                    63                      3
  Construction                                              --                   174                   --
  Consumer, including home equity                             54                 159                    207
                                                           -----               -----                  -----
     Total loans on non-accrual                              592               1,263                    998

Loans past due >90 days, still accruing                       59                  97                     75
                                                           -----               -----                  -----

Total non-performing loans                                   651               1,360                  1,073

Other real estate owned                                      304                 304                    459
                                                           -----               -----                  -----
     Total non-performing loans and real estate owned      $ 955               1,664                  1,532
                                                           =====               =====                  =====

Non-performing loans: Gross loans                           0.28%               0.63%                  0.53%
                                                           =====               =====                  =====
Non-performing loans and real estate owned: Total assets    0.25%               0.46%                  0.45%
                                                           =====               =====                  =====
Delinquent loans 30-89 days past due: Gross loans           0.46%               0.68%                  0.90%
                                                           =====               =====                  =====

Total non-performing loans decreased $0.4 million from June 30, 1998 through June 30, 1999. The ratio of non-performing loans to gross loans decreased from 0.53% to 0.28% during this period. The primary cause for the declines was the removal of several commercial and consumer loans from non-accrual status. These loans were either paid in full or brought current and assessed as fully collectable by management.

Total non-performing loans decreased $0.7 million from December 31, 1998 to June 30, 1999. The ratio of non-performing loans to gross loans decreased from 0.63% as of December 31, 1998 to 0.28% during this period. The primary cause for the decline was the pay-off of several commercial loans that were classified as non-accrual. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

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

The company is currently in the process of determining, testing and remediating the impact of the so-called "millennium" or "Y2K" problem (i.e., that many existing computer chips and programs use only two digits to identify the year in a date field and if such programs are not corrected many computer applications or computer chip dependent operations could fail or create erroneous results by or beginning in the year 2000). While most view the project as a data processing or computer concern, every department and function of the company is affected and is included in the company's analysis and compliance process. The remediation efforts discussed below relate to both information technology systems (i.e. computer systems, phone systems, telecommunications, etc.) and non-information technology systems (i.e. alarm systems, security systems, elevators, electrical systems, etc.).

The company primarily utilizes internal resources to manage the Y2K remediation process and test, update, and/or replace all software information systems for Y2K modifications. The company has formed a "Year 2000 Steering Committee" consisting of various members of senior management and all department managers. The Year 2000 Steering Committee's purpose is to evaluate risks, formulate timetables and allocate resources to ensure timely and effective completion of Y2K testing and remediation. The company also has a technology committee, consisting of certain members of the Board of Directors and management, which oversees the Year 2000 Steering Committee and is responsible for ensuring proper reporting of results to the full Board of Directors. One full time information system specialist and one consultant on a part time basis are solely devoted to Y2K issues. Many other employees are also actively involved including each department manager, members of their staff and the entire information systems department. The company also utilizes external resources (information systems consultants, auditors, speakers, accountants, etc.) as deemed necessary by the various committees and management.

The company is addressing the Y2K issue in accordance with regulatory guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). Management has completed its assessment of Y2K issues, developed a plan, begun testing its various software information systems and arranged for the required resources, based on anticipated needs, to complete the necessary remediation. Management has completed the changes to and testing of internal mission critical information systems, with the exception of the banks imaging system scheduled for completion by September 1999, for the Y2K project. Management has also completed the changes and testing required for mission critical systems associated with service providers. Mission critical systems are those critical to daily operations and failure of which would result in definite disruption to business. Testing of the company's non-mission critical applications will continue through 1999 and will be completed prior to any anticipated impact on its operating systems. Contingency plans are also being developed for each function so that the company is adequately prepared in the event of a system failure, despite remediation efforts. A sub-committee of the Y2K Steering Committee has been formed to facilitate preparation of contingency plans. Initial contingency plans have been completed. These contingency plans will be reviewed, enhanced and updated, as needed, throughout the year. Additionally, the bank has formed a coalition with surrounding financial institutions to periodically meet and discuss contingency plans and pool resources to deal with potential disruptions. (i.e. failure of security systems, failure of electrical grids, cash needs, etc.).

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Y2K compliant. Excluding internal salary and benefit costs approximately $10,000 in costs associated with Y2K remediation efforts were expended through December 31, 1998 and $57,000 during 1999, through the second quarter. Management expects that the costs incurred to replace or upgrade existing hardware and software will be capitalized and amortized in accordance with the company's existing accounting policies, while miscellaneous consulting, salary, maintenance and modification costs will be expensed as incurred. Anticipated future costs, excluding internal salary and benefit costs, associated with Y2K compliance are estimated at $110,000, which includes upgrades of security systems, modifications to the automated teller machines, consulting costs and changes to the telecommunications network. The estimated expenses in 1999 include consulting fees for Year 2000 project management of $65,000. Due to short-term personnel constraints it was necessary to engage consultants to assist in the Year 2000 management process. Other than the one dedicated information system specialist the company does not separately track the portion of its salary and benefit costs allocable to the Y2K project. It is not anticipated that material incremental costs will be incurred in any single period.

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

                              Results of Operations
        Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

The company reported net income of $1,972,000 for the six months ended June 30, 1999, versus $1,681,000 for the six months ended June 30, 1998, or an increase of 17.3%. The company had basic earnings per common share of $0.62 and $0.53 for the six months ended June 30, 1999 and June 30, 1998, respectively. Diluted earnings per share were $0.59 and $0.51 for the six months ending June 30, 1999 and June 30, 1998, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                                  Six months ended June 30,
                                                                ---------------------------
($ in thousands)                                                   1999             1998
                                                                --------          ---------
Average assets                                                  $361,125           328,524
Average deposits and short-term borrowings                       330,693           302,202
Average investment securities (1)                                116,282           109,961
Average loans                                                    221,985           192,031
Net interest income                                                8,095             7,511
Provision for loan losses                                            270               270
Tax expense                                                          753               934
Average loans: Average deposits and borrowings                     67.13%            63.54%
Non interest expense: Average assets (2)                            3.62%             3.64%
Non interest income, exclusive of securities
  gains: Average assets (2)                                         0.72%             0.70%
Average tax equivalent rate earned on interest earning assets       8.06%             8.31%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            3.80%             3.93%
Net interest rate spread                                            4.26%             4.38%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $8,095,000 for the six months ended June 30, 1999, an increase of $584,000 or 7.8% from $7,511,000 for the six months ended June 30, 1998. Interest income increased $834,000, primarily a result of an increase of average loan balances of $30.0 million. The increase in interest income was partially offset by an increase in interest expense of $250,000, primarily due to an increase in average deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the six months ended June 30, 1999, was 8.06%, down 25 basis points from 8.31% for the six months ended June 30, 1998. The decrease in average yield on earning assets is primarily attributable to a decrease in yield on loans, partially offset by an increase in yield on investment securities. The decrease in yield on loans is primarily attributable to a decrease in prime rate during 1998. The increase in the tax equivalent yield on investment securities from 6.45% to 6.68% was primarily a result of a change in investment mix to higher yielding securities and tax-exempt securities. The average rate paid on interest bearing deposits and short-term borrowings in the six months ended June 30, 1999, was 3.80%, a decrease of 13 basis points from 3.93% in the six months ended June 30, 1998, primarily due to a drop in rates paid on certificates of deposit. The average rate on short-term borrowings increased from 3.91% to 4.29% as a result of an increase in the interest-bearing component of the company's sweep account product.

The bank's net interest income increased during the first six months of 1999 primarily as the result of the increase in average loans of $30.0 million, partially offset by a decrease in interest rate spread. The interest rate spread decreased 12 basis points to 4.26% in the six months ended June 30, 1999, from 4.38% in the six months ended June 30, 1998.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 1999, and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                                  Six Months Ended June 30, 1999    Six Months Ended June 30, 1998
                                                 ---------------------------------  ---------------------------------
                                                 Average                 Interest    Average                Interest
($ in thousands)                                 Balance     Interest    Rates (3)   Balance    Interest    Rates (3)
                                                 --------    --------    ---------   -------    --------    ---------
Assets:
    Loans  (1) (2)                               $  221,985   $  9,723     8.83%     $ 192,031    $  8,969      9.42%
    Investment securities (3)                       116,282      3,424     6.68        109,961       3,325      6.45
    Federal funds sold                                2,762         64     4.67          3,004          83      5.57
                                                 ----------   --------                --------    --------
       Total interest earnings assets               341,029     13,211     8.06%       304,996      12,377      8.31%
                                                              --------                            --------
    Other assets (4)                                 20,096                             23,528
                                                 ----------                          ---------

      Total assets                               $  361,125                          $ 328,524
                                                 ==========                          =========

Liabilities and stockholders' equity:
    Savings, NOW and money market                $  112,487      1,142     2.05%     $ 109,822       1,213      2.23%
    Time deposits                                   143,553      3,648     5.12        123,632       3,344      5.45
    Short-term borrowings                            15,338        326     4.29         15,922         309      3.91
                                                 ----------   --------               ---------    --------
      Interest bearing deposits and borrowings      271,378      5,116     3.80%       249,376       4,866      3.93%
                                                              --------                            --------
    Non-interest bearing deposits                    59,315                             52,826
    Other liabilities                                 3,116                              2,369
                                                 ----------                          ---------
      Total liabilities                             333,809                            304,571

Stockholders' equity                                 27,316                             23,953
                                                 ----------                          ---------
      Total liabilities and
       Stockholders' equity                      $  361,125                          $ 328,524
                                                 ==========                          =========

Net interest rate spread                                                   4.26%                                4.38%

Net interest income                                           $  8,095                            $  7,511
                                                              ========                            ========

Net yield on average earning assets                                        5.04%                                5.09%

($ in thousands)                                                           Changes due to
                                                        ---------------------------------------------------
                                                                                    Interest        Rate/
                                                         Total         Volume         Rate          Volume
                                                        -------       --------      --------        ------
Assets:
    Loans  (1) (2)                                      $  754        $  1,399       $ (562)        $  (83)
    Investment securities (3)                               99             202          125           (228)
    Federal funds sold                                     (19)             (7)         (13)             1
                                                         -----        --------       ------         ------
       Total interest earnings assets                      834           1,594         (450)          (310)
                                                         -----        --------       ------         ------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                          (71)             29          (98)            (2)
    Time deposits                                          304             538         (202)           (32)
    Short-term borrowings                                   17             (11)          30             (2)
                                                         -----           -----       ------         ------
      Interest bearing deposits and borrowings             250             556         (270)           (36)
                                                         -----           -----       ------         ------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
       Stockholders' equity

Net interest rate spread

Net interest income                                     $  584        $  1,038       $  (180)       $ (274)
                                                        ======        ========       =======        ======
Net yield on average earning assets

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

The provision for loan losses amounted to $270,000 for both the six-month periods ended June 30, 1999 and 1998. Loans, before the allowance for loan losses, have increased from $202.7 million, at June 30, 1998, to $231.0 million, at June 30, 1999, or an increase of 13.9%. Although there has not been an increase in problem assets or change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-off and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the six months ended June 30, 1999, reflects both reserves for new origination and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $148,000 to $1,287,000 for the six months ended June 30, 1999, compared to $1,139,000 for the six months ended June 30, 1998. This increase was primarily caused by an increase in trust fees of $120,000 and an increase in net gains on sale of loans of $45,000.

Trust fees increased by $120,000, or 26.2%, for the six months ended June 30, 1999 compared to the same period in 1998 due to an increase in trust assets.

Deposit fees decreased by $23,000, or 5.1%, for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The decrease of income in this category was due to a reduction in overdraft charges.

Gains on sales of loans increased from $75,000 for the six months ended June 30, 1998, to $120,000 for the six months ended June 30, 1999, as a result of increased loan volume caused by low interest rates and a strong real estate market.

Other income for the six months ended June 30, 1999, was $163,000, an increase of 3.8%, from $157,000 for the six months ended June 30, 1998, primarily due to increases in ATM fees, safe deposit fees and wire transfer fees.

Net gains on sale of investment securities decreased by $62,000 for the six months ended June 30, 1999, from $165,000 for the six months ended June 30, 1998. The decrease was due to relative higher interest rates in 1999, resulting in less opportunity to restructure the investment portfolio while still recording investment gains.

Non-Interest Expense

Salaries and benefits expense totaled $3,845,000 for the six months ended June 30, 1999, compared with $3,409,000 for the six months ended June 30, 1998, an increase of $436,000 or 12.8%. This increase was primarily the result of new hires, to support the overall growth of the bank, and annual salary increases.

Occupancy expense was $1,161,000 for the six months ended June 30, 1999, compared with $1,095,000 for the six months ended June 30, 1998, an increase of $66,000 or 6.0%. The increase was primarily due to the addition and renovation of new facilities for the bank's accounting and loan servicing departments, commercial lending and the customer service center.

Advertising and public relations expenses increased by $59,000, or 26.6%, for the six months ended June 30, 1999 compared to the same period in 1998. The increase was primarily attributed to advertising for new hires, various marketing opportunities and an increase in market research.

Office and data processing supplies expense decreased by $51,000, or 27.4%, for the six months ended June 30, 1999 compared to the same period in the prior year. The decrease was primarily due to various cost savings programs.

Audit, legal and other professional expenses increased by $31,000, or 10.8% for the six months ended June 30, 1999 compared to the prior year period, primarily as a result of the hiring of a consultant for Y2K issues and implementation and research of various strategic initiatives.

Trust, professional and custodial expenses increased by $6,000, or 4.1%, for the six months ended June 30, 1999 as compared to the same period in 1998. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax rate for the six months ending June 30, 1999 was 27.6% compared to 35.7% for the six months ended June 30, 1998. The reduction in rate was a result of the implementation of certain tax strategies in 1998. Expenses for these strategies were fully absorbed in 1998.

                              Results of Operations
      Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

The company reported net income of $1,011,000 for the three months ended June 30, 1999, versus $878,000 for the three months ended June 30, 1998, or an increase of 15.1%. The company had basic earnings per common share of $0.32 and $0.28 for the three months ended June 30, 1999 and June 30, 1998, respectively. Diluted earnings per share were $0.30 and $0.27 for the three months ending June 30, 1999 and June 30, 1998, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                                  Three months ended June 30,
                                                                -----------------------------
($ in thousands)                                                   1999                1998
                                                                ---------            --------

Average assets                                                  $366,413             333,996
Average deposits and short-term borrowings                       335,811             307,169
Average investment securities (1)                                117,528             107,351
Average loans                                                    226,760             198,092
Net interest income                                                4,115               3,871
Provision for loan losses                                            135                 180
Tax expense                                                          354                 489
Average loans: Average deposits and borrowings                     67.53%              64.49%
Non interest expense: Average assets (2)                            3.70%               3.60%
Non interest income, exclusive of securities
  gains: Average assets (2)                                         0.73%               0.70%
Average tax equivalent rate earned on interest earning assets       8.01%               8.30%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            3.76%               3.87%
Net interest rate spread                                            4.25%               4.43%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $4,115,000 for the three months ended June 30, 1999, an increase of $244,000 or 6.3% from $3,871,000 for the three months ended June 30, 1998. Interest income increased $372,000, primarily a result of an increase of $28.7 million in the average loan balance. The increase in interest income was partially offset by an increase in interest expense of $128,000, primarily due to an increase in average deposits.

The average tax-equivalent yield on earning assets in the three months ended June 30, 1999, was 8.01%, down 29 basis points from 8.30% in the three months ended June 30, 1998. The decrease in average yield on earning assets is primarily attributable to a decrease in yield on loans, partially offset by an increase in yield on investment securities. The decrease in yield on loans is primarily attributable to a decline in the prime rate in 1998. The increase in the tax equivalent yield on investment securities from 6.40% to 6.62% was primarily a result of a change in investment mix to higher yielding securities and tax-exempt securities. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended June 30, 1999, was 3.76%, a decrease of 11 basis points from 3.87% in the three months ended June 30, 1998, primarily due to a drop in rates paid on certificates of deposit. The average rate on short-term borrowings increased from 3.72% to 4.29% as a result of increased borrowings at the Federal Home Loan Bank.

The increase in the bank's net interest income during the three months ended June 30, 1999 was primarily due to the increase in average loans of $28.7 million, partially offset by an increase in average deposits and a decrease in interest rate spread. The interest rate spread decreased 18 basis points to 4.25% in the three months ended June 30, 1999, from 4.43% in the three months ended June 30, 1998.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 1999, and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                                 Three Months Ended June 30, 1999   Three Months Ended June 30, 1998
                                                 ---------------------------------  ---------------------------------
                                                 Average                 Interest    Average                Interest
($ in thousands)                                 Balance     Interest    Rates (3)   Balance    Interest    Rates (3)
                                                 --------    --------    ---------   -------    --------    ---------
Assets:
    Loans  (1) (2)                               $  226,760   $  4,949     8.75%     $ 198,092    $  4,638      9.39%
    Investment securities (3)                       117,528      1,712     6.62        107,351       1,613      6.40
    Federal funds sold                                1,695         20     4.73          4,303          58      5.41
                                                 ----------   --------                --------    --------
       Total interest earnings assets               345,983      6,681     8.01%       309,746       6,309      8.30%
                                                              --------                            --------
    Other assets (4)                                 20,430                             24,250
                                                 ----------                          ---------

      Total assets                               $  366,413                          $ 333,996
                                                 ==========                          =========

Liabilities and stockholders' equity:
    Savings, NOW and money market                $  115,166        588     2.05%     $ 113,071         625      2.22%
    Time deposits                                   142,746      1,804     5.07        124,495       1,673      5.39
    Short-term borrowings                            16,286        174     4.29         15,091         140      3.72
                                                 ----------   --------               ---------    --------
      Interest bearing deposits and borrowings      274,198      2,566     3.76%       252,657       2,438      3.87%
                                                              --------                            --------
    Non-interest bearing deposits                    61,613                             54,512
    Other liabilities                                 2,475                              2,548
                                                 ----------                          ---------
      Total liabilities                             338,286                            309,717

Stockholders' equity                                 28,127                             24,279
                                                 ----------                          ---------
      Total liabilities and
       Stockholders' equity                      $  366,413                          $ 333,996
                                                 ==========                          =========

Net interest rate spread                                                   4.25%                                4.43%

Net interest income                                           $  4,115                            $  3,871
                                                              ========                            ========

Net yield on average earning assets                                        5.03%                                5.14%

($ in thousands)                                                           Changes due to
                                                        ---------------------------------------------------
                                                                                    Interest        Rate/
                                                         Total         Volume         Rate          Volume
                                                        -------       --------      --------        ------
Assets:
    Loans  (1) (2)                                      $  311        $    671       $ (316)        $  (44)
    Investment securities (3)                               99             162           59           (122)
    Federal funds sold                                     (38)            (35)          (7)             4
                                                         -----        --------       ------         ------
       Total interest earnings assets                      372             798         (264)          (162)
                                                         -----        --------       ------         ------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                          (37)             12          (48)            (1)
    Time deposits                                          131             245          (99)           (15)
    Short-term borrowings                                   34              11           21              2
                                                         -----           -----       ------         ------
      Interest bearing deposits and borrowings             128             268         (126)           (14)
                                                         -----           -----       ------         ------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
       Stockholders' equity

Net interest rate spread

Net interest income                                     $  244        $    530       $  (138)       $ (148)
                                                        ======        ========       =======        ======
Net yield on average earning assets

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

The provision for loan losses amounted to $135,000 and $180,000 for the three-month periods ended June 30, 1999 and 1998 respectively. Loans, before the allowance for loan losses, have increased from $202.7 million, at June 30, 1998, to $231.0 million, at June 30, 1999, or an increase of 13.9%. Although there has not been an increase in problem assets or change in the bank's underwriting practices, management recognizes the increased risk and the need for additional reserves as the loan balances increase. The provision reflects real estate values  and  economic  conditions  in New  England  and in  Greater  Lowell,  in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the three months ended June 30, 1999, reflects both reserves for new origination and management's assessment of appropriateness of reserves on existing balances. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $84,000 to $664,000 for the three months ended June 30, 1999, compared to $580,000 for the three months ended June 30, 1998. This increase was primarily caused by an increase in trust fees of $72,000.

Trust fees increased by $72,000, or 32.6%, for the three months ended June 30, 1999 compared to the same period in 1998 due to an increase in trust assets.

Deposit fees decreased by $9,000, or 3.9%, for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The decrease was due to a reduction in overdraft fees.

Other income for the three months ended June 30, 1999, was $84,000, an increase of 15.1%, from $73,000 for the three months ended June 30, 1998, and primarily due to increases in ATM fees, safe deposit fees, and wire transfer fees.

Net gains on sale of investments increased to $103,000 for the three months ended June 30, 1999 compared to $94,000 in the three months ended June 30, 1998.

Non-Interest Expense

Salaries and benefits expense totaled $1,972,000 for the three months ended June 30, 1999, compared with $1,731,000 for the three months ended June 30, 1998, an increase of $241,000 or 13.9%. This increase was primarily the result of new hires, to support the overall growth of the bank, and annual salary increases.

Occupancy expense was $584,000 for the three months ended June 30, 1999, compared with $540,000 for the three months ended June 30, 1998, an increase of $44,000 or 8.1%. The increase was primarily due to the addition and renovation of new facilities for the bank's accounting and loan servicing departments, commercial lending and the customer service center.

Advertising and public relations expenses increased by $41,000, or 35.3%, for the three months ended June 30, 1999 compared to the same period in 1998. The increase was attributed to advertising for new hires, and various marketing opportunities and market research.

Office and data processing supplies expense decreased by $19,000, or 20.4%, for the three months ended June 30, 1999 compared to the same period in the prior year. The decrease was primarily due to various costs saving programs.

Audit, legal and other professional expenses increased by $38,000, or 23.5%, for the three months ended June 30, 1999 compared to the prior year period, primarily due to the timing of Y2K expenditures.

Trust, professional and custodial expenses increased by $13,000, or 18.1%, for the three months ended June 30, 1999 as compared to the same period in 1998. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax rate for the three months ending June 30, 1999 was 25.9% compared to 35.8% for the three months ended June 30, 1998. The reduction in rate was a result of implementation of certain tax strategies in 1998.

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


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                  The annual meeting of shareholders of the bank was held on May 4, 1999. Votes were cast as follows:

                    1. To elect five Directors of the Company, each for a three-year term:

                           Nominee                For       Against     Abstain

                           Kenneth S. Ansin    2,722,612       0           0
                           Eric W. Hanson      2,722,612       0           0
                           Arnold S. Lerner    2,722,612       0           0
                           Richard W. Main     2,722,612       0           0
                           John R. Clementi    2,722,612       0           0

                    2. To approve and adopt an amendment to the Company's Articles of Organization to increase the number of shares of common stock that the Company is authorized to issue from 5,000,000 shares to 10,000,000 shares

                           For         Against    Abstain      Broker Non-Vote
                         2,707,106     8,400       7,106

                    3. To ratify the Board of Directors' appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1999

                           For         Against    Abstain      Broker Non-Vote
                         2,715,412       0         7,200


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


                               ENTERPRISE BANCORP, INC.

DATE:  August 9, 1999          /s/ John P. Clancy, Jr.
                               John P. Clancy, Jr.
                               Senior Vice President, Chief Financial Officer,
                               Chief Investment Officer and Treasurer