Form 10-Q
period 1999-09-30
ENTERPRISE BANCORP INC /MA/
filed 1999-11-15
CIK 1018399

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

October 31, 1999, Common Stock - Par Value $0.01, 3,202,588 shares outstanding

                                          ENTERPRISE BANCORP, INC.
                                                    INDEX
                                                                                                Page Number
           Cover Page                                                                                1

           Index                                                                                     2

                                       PART I - FINANCIAL INFORMATION
Item 1     Financial Statements of Enterprise Bancorp, Inc.

           Consolidated Balance Sheets - September 30, 1999 and December 31, 1998                    3

           Consolidated Statements of Income
           Three months and nine months ended September 30, 1999 and 1998                            4

           Consolidated Statement of Changes in Stockholders' Equity                                 5
           Nine months ended September 30, 1999

           Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 1998                                             6

           Notes to Financial Statements                                                             7

Item 2     Management's Discussion and
           Analysis of Financial Condition and Results of Operations                                 8

Item 3     Quantitative and Qualitative Disclosures about Market Risk                                22

                                         PART II - OTHER INFORMATION
Item 1     Legal Proceedings                                                                         23

Item 2     Changes in Securities                                                                     23

Item 3     Defaults upon Senior Securities                                                           23

Item 4     Submission of Matters to a Vote of Security Holders                                       23

Item 5     Other Information                                                                         23

Item 6     Exhibits and Reports on Form 8-K                                                          23

           Signature Page                                                                            24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements which are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the company's results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the company or its subsidiaries must comply, and the associated costs of compliance with such laws and regulations either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the company's organization, compensation or benefit plans; (iii) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (iv) the effect of changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional or national economies; (vi) the effect of changes in federal and state income tax regulations; and (viii) the potential for the company to materially underestimate the cost to be incurred and/or the time required in connection with systems preparation for Year 2000 compliance.

                                    ENTERPRISE BANCORP, INC.
                                  Consolidated Balance Sheets
                            September 30, 1999 and December 31, 1998

                                                               September 30,       December 31,
                                                                   1999                1998
($ in thousands)                                                (Unaudited)
                                                                ------------       ------------
        Assets

Cash and cash equivalents                                       $  15,350              19,668
Daily federal funds sold                                            6,275               6,255
Investment securities, at fair value                              140,075             114,659
Loans, less allowance for loan losses of $5,549
     at September 30, 1999 and $5,234 at December 31, 1998        237,544             209,978
Premises and equipment                                              6,062               4,272
Accrued interest receivable                                         2,729               2,424
Prepaid expenses and other assets                                   1,621                 863
Income taxes receivable                                               649                 271
Real estate acquired by foreclosure                                   254                 304
Deferred income taxes, net                                          3,471               1,787
                                                                ---------           ---------

               Total assets                                     $ 414,030             360,481
                                                                =========           =========

        Liabilities and Stockholders' Equity

Deposits                                                        $ 333,162             317,666
Short-term borrowings                                              50,186              12,085
Escrow deposits of borrower                                           805                 687
Accrued expenses and other liabilities                              1,886               2,222
Accrued interest payable                                              588                 623
                                                                ---------           ---------

               Total liabilities                                  386,627             333,283
                                                                ---------           ---------

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized,
        no shares issued at September 30, 1999                       --                  --
Common stock $.01 par value; 10,000,000 and 5,000,000
        shares authorized, 3,202,588 and 3,167,684 shares
        issued and outstanding at September 30, 1999 and
        December 31, 1998, respectively                                32                  32
Additional paid-in capital                                         15,994              15,560
Retained earnings                                                  12,980              10,610
Accumulated other comprehensive income (loss)                      (1,603)                996
                                                                ---------           ---------

               Total stockholders' equity                          27,403              27,198
                                                                ---------           ---------

               Total liabilities and stockholders' equity       $ 414,030             360,481
                                                                =========           =========

                                            ENTERPRISE BANCORP, INC.
                                        Consolidated Statements of Income
                         Three months and nine months ended September 30, 1999 and 1998

                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                             ------------------------   ------------------------
($ in thousands)                                                1999          1998          1999         1998
                                                             (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
                                                             -----------  -----------   -----------  -----------
Interest and dividend income:
     Loans                                                   $    5,423        4,876        15,146       13,845
     Investment securities                                        1,934        1,441         5,358        4,767
     Federal funds sold                                               2          314            67          396
                                                             ----------   ----------    ----------   ----------
               Total interest income                              7,359        6,631        20,571       19,008
                                                             ----------   ----------    ----------   ----------

Interest expense:
     Deposits                                                     2,441        2,442         7,231        6,998
     Borrowed funds                                                 411           99           737          409
                                                             ----------   ----------    ----------   ----------
               Total interest expense                             2,852        2,541         7,968        7,407
                                                             ----------   ----------    ----------   ----------

               Net interest income                                4,507        4,090        12,603       11,601

Provision for loan losses                                            --          440           270          710
                                                             ----------   ----------    ----------   ----------

               Net interest income after provision for
               loan losses                                        4,507        3,650        12,333       10,891

Non-interest income:
     Deposit service fees                                           222          225           648          674
     Trust fees                                                     305          244           883          703
     Gain on sale of loans                                           28           57           148          132
     Gain on sale of investments                                     80          268           183          433
     Losses on sale of real estate acquired by foreclosure           --          (14)           --          (14)
     Other income                                                    89           75           253          229
                                                             ----------   ----------    ----------   ----------
               Total non-interest income                            724          855         2,115        2,157
                                                             ----------   ----------    ----------   ----------
Non-interest expense:
     Salaries and employee benefits                               2,207        1,854         6,052        5,262
     Occupancy expenses                                             648          535         1,809        1,629
     Advertising and public relations                               124          137           405          359
     Office and data processing supplies                             98           83           234          269
     Audit, legal and other professional fees                       190          324           510          614
     Trust professional and custodial expenses                       97           80           250          225
     Other operating expenses                                       419          354         1,015          938
                                                             ----------   ----------    ----------   ----------
               Total non-interest expense                         3,783        3,367        10,275        9,296
                                                             ----------   ----------    ----------   ----------

Income before income taxes                                        1,448        1,138         4,173        3,752
Income tax expense                                                  384          246         1,137        1,179
                                                             ----------   ----------    ----------   ----------

               Net income                                    $    1,064          892         3,036        2,573
                                                             ==========   ==========    ==========   ==========

Basic earnings per average common share outstanding          $     0.33         0.28          0.95         0.81
                                                             ==========   ==========    ==========   ==========

Diluted earnings per average common share outstanding        $     0.32         0.27          0.91         0.78
                                                             ==========   ==========    ==========   ==========

Basic weighted average common shares outstanding              3,202,412    3,167,090     3,180,730    3,164,330
                                                             ==========   ==========    ==========   ==========

Diluted weighted average common shares outstanding            3,361,275    3,307,094     3,339,593    3,287,968
                                                             ==========   ==========    ==========   ==========

                                                      ENTERPRISE BANCORP, INC.
                                      Consolidated Statement of Changes in Stockholders' Equity
                                                Nine months ended September 30, 1999



                                                   Common Stock     Additional             Comprehensive Income(Loss)     Total
                                                -----------------    Paid-in   Retained   ---------------------------  Stockholders'
($ in thousands)                                 Shares    Amount    Capital   Earnings    Period       Accumulated       Equity
                                                ---------  ------   ---------- --------   --------      -----------    -------------

Balance at December 31, 1998                    3,167,684  $   32   $  15,560  $ 10,610                   $   996        $  27,198

Comprehensive income
    Net income                                                                    3,036    $ 3,036                           3,036

    Unrealized loss on securities,
      net of reclassification                                                               (2,599)        (2,599)          (2,599)
                                                                                           -------
Total comprehensive income, net of tax                                                     $   437
                                                                                           =======

Dividends paid ($.21 per share)                                                    (666)                                      (666)
Common stock issued-Dividend Reinvestment Plan     27,054      --         388                                                  388
Stock Stock Stock options exercised                 7,850      --          46                                                   46
                                                ---------  ------   ---------  --------                   -------        ---------
Balance at September 30, 1999                   3,202,588  $   32   $  15,994  $ 12,980                   $(1,603)       $  27,403
                                                =========  ======   =========  ========                   =======        =========



Disclosure of reclassification amount:
Gross unrealized holding loss arising during the period                                    $(4,027)
Less: tax effect                                                                             1,548
                                                                                           -------
Unrealized holding loss, net of tax                                                         (2,479)
                                                                                           -------
Less: reclassification adjustment for gains included
    in net income (net of $63 tax expense)                                                     120
                                                                                           -------
Unrealized loss on securities, net of reclassification                                     $(2,599)
                                                                                           =======

                                        ENTERPRISE BANCORP, INC.
                                 Consolidated Statements of Cash Flows
                             Nine months ended September 30, 1999 and 1998

                                                                      September 30,      September 30,
                                                                          1999              1998
($ in thousands)                                                       (Unaudited)        (Unaudited)
                                                                      -------------      -------------
Cash flows from operating activities:
     Net income                                                       $  3,036              2,573
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                   270                710
               Depreciation and amortization                             1,020                820
               Gains on sales of loans                                    (148)              (132)
               Gains on sales of securities                               (183)              (433)
               Losses on sales of real estate owned                         --                 14
               Write-downs of foreclosed property                           50                 --
               Change in loans held for sale, net of gains                  98               (663)
               (Increase)/Decrease:
                   Accrued interest receivable                            (305)               617
                   Prepaid expenses and other assets                      (758)               (66)
                   Deferred income taxes                                   (74)              (321)
               Increase/(Decrease):
                   Accrued expenses and other liabilities                 (336)               481
                   Accrued interest payable                                (35)                10
               Change in income taxes receivable                          (378)               (16)
                                                                      --------           --------
                  Net cash provided by operating activities              2,257              3,594
                                                                      --------           --------
Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                        15,585             32,062
     Proceeds from sales of investment securities                       12,524             20,253
     Purchase of investment securities                                 (57,675)           (42,460)
     Net proceeds from sales of real estate acquired by foreclosure         --                148
     Net increase in loans                                             (27,786)           (26,180)
     Additions to premises and equipment, net                           (2,686)              (777)
                                                                      --------           --------
                  Net cash used in investing activities                (60,038)           (16,954)
                                                                      --------           --------
Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                15,614             26,586
     Change in short term borrowings                                    38,101              4,051
     Dividends paid                                                       (666)              (554)
     Common stock issued - Dividend Reinvestment                           388                 --
     Stock options exercised                                                46                 44
                                                                      --------           --------
                  Net cash provided by financing activities             53,483             30,127
                                                                      --------           --------

Net (decrease) increase in cash and cash equivalents                    (4,298)            16,767

Cash and cash equivalents at beginning of period                        25,923             23,554
                                                                      --------           --------

Cash and cash equivalents at end of period                            $ 21,625             40,321
                                                                      ========           ========
Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                $  8,003              7,397
        Income taxes                                                     1,498              1,521
     Transfers from loans to real estate acquired by foreclosure            --                 73

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

(5)      Purchase and Assumption Agreement

On September 22, 1999, the company and the bank entered into a Purchase and Assumption Agreement (the "Agreement") with Fleet Financial Group, Inc. and its principal banking subsidiary, Fleet National Bank, pursuant to which the bank will purchase two branch offices of Fleet National Bank. The bank's acquisition of these branch offices is part of the overall sale of 306 branch offices of Fleet National Bank and BankBoston, N.A. to be completed in accordance with a divestiture order of the United States Department of Justice issued in connection with the merger of BankBoston Corporation with Fleet Financial Group, Inc. The bank's acquisition of the branches remains subject to the parties' receipt of required federal and state regulatory approvals and satisfaction of various other customary closing conditions specified in the Agreement. The parties presently anticipate that the bank's acquisition of the branches will be completed in the second or third quarter of 2000.

(6)      Reclassification

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

                                                                 Minimum Capital               Minimum Capital
                                                                  for Capital                       to be
                                            Actual              Adequacy Purposes              Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------
As of September 30, 1999:
Total Capital
   (to risk weighted assets)     $  32,062          11.82%      $ 21,694      8.00%        $ 27,117          10.00%

Tier 1 Capital
   (to risk weighted assets)        28,641          10.56%        10,847      4.00%          16,270           6.00%

Tier 1 Capital*
   (to average assets)              28,641           7.31%        15,668      4.00%          19,585           5.00%

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

On September 22, 1999, the company and the bank entered into a Purchase and Assumption Agreement (the "Agreement") with Fleet Financial Group, Inc. and its principal banking subsidiary, Fleet National Bank, pursuant to which the bank will purchase two branch offices of Fleet National Bank. The bank will purchase approximately $7.1 million in loans, furniture, fixtures, and equipment with a net book value of approximately $0.1 million, and will purchase the land and buildings at agreed upon values totaling approximately $1.5 million. The bank will assume $66.5 million in deposits, in exchange for a premium of approximately 13.6% of total deposits, presently estimated to be $9.1 million. The acquisition will close with a net cash payment from Fleet National Bank to the bank. Management anticipates using the proceeds to repay the bank's current Federal Home Loan Bank ("FHLB") borrowings and/or to increase the bank's investment portfolio.

The bank's acquisition of these branch offices is part of the overall sale of 306 branch offices of Fleet National Bank and BankBoston, N.A. to be completed in accordance with a divestiture order of the United States Department of Justice issued in connection with the merger of BankBoston Corporation with Fleet Financial Group, Inc. The bank's acquisition of the branches remains subject to the parties' receipt of required federal and state regulatory approvals and satisfaction of various other customary closing conditions specified in the Agreement. The parties presently anticipate that the bank's acquisition of the branches will be completed in the second or third quarter of 2000. However, no assurance can be given that the acquisition will be consummated.

The company presently intends to raise approximately $14.5 million from an offering of trust preferred securities to be made in the fourth quarter of 1999 or the first quarter of 2000. However, no assurance can be given that the offering will be consummated. The company currently intends to contribute a portion of the offering proceeds to the bank. This anticipated capital contribution is intended to ensure that the bank remains "well capitalized" for regulatory purposes following the completion of the acquisition. The completion of the trust preferred offering is not a condition to the parties respective obligations under the Agreement and management does not believe that the company would be required to raise additional capital in order to obtain the regulatory approvals required for the transactions contemplated by the Agreement.

Balance Sheet
Total Assets

Total assets increased $53.5 million, or 14.9%, since December 31, 1998. The increase is primarily attributable to an increase in gross loans of $27.9 million, and in increase in investments of $25.4 million. The increase in assets was funded by an increase in short-term borrowings of $38.1 million and an increase in deposits of $15.6 million.

Investments

At September 30, 1999, all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized loss at September 30, 1999 was $2.6 million, compared to an unrealized gain at December 31, 1998 of $1.6 million. The net unrealized gain (loss), after tax effects, is shown under accumulated other comprehensive income (loss), a separate component of stockholders' equity, in the amounts of $(1.6) million and $996 thousand at September 30, 1999 and December 31, 1998, respectively. The tax effects are recorded as a change to deferred income taxes, as discussed below. The change in the net unrealized gain (loss) was due to an increase in market interest rates since the end of 1998.

Loans

Total loans, before the allowance for loan losses, were $243.1 million, or 58.7% of total assets, at September 30, 1999, compared to $215.2 million, or 59.7% of total assets, at December 31, 1998. The increase in loans of $27.9 million was primarily attributed to continued strong loan origination in the commercial real estate and commercial loan portfolios. The bank continues to pursue active customer calling efforts as well as increased marketing and advertising to identify quality-lending opportunities.

Premises and Equipment

Premises and equipment increased by $1.8 million from December 31, 1998 to September 30, 1999. The increase was primarily attributed to the construction of the new Westford branch, scheduled for opening in November of 1999, and from various leasehold improvements for administrative and executive office space necessary due to the bank's growth.

Deferred Income Taxes

The increase in deferred income taxes was caused primarily by a decrease in investment market values from an unrealized gain at December 31, 1998 of $1.6 million to an unrealized loss of $2.6 million at September 30, 1999. This resulted in the deferred tax asset increasing from a $0.6 million deferred tax liability as of December 31, 1998 to a $1.0 million deferred tax asset at September 30, 1999. Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $15.6 million, or 4.9%, during the first nine months of 1999 from $318.4 million at December 31, 1998, to $334.0 million at September 30, 1999. The increase was primarily due to increased market penetration of the bank's newer branches and aggressive customer calling efforts.

Total borrowings, consisting of securities sold under agreements to repurchase and FHLB (Federal Home Loan Bank) borrowings, increased $38.1 million, or 315.3%, from $12.1 million at December 31, 1998 to $50.2 million at September 30, 1999. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank intends to replace any FHLB borrowings with deposits. Management also actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $25.5 million at September 30, 1999 compared to $0.5 million at December 31, 1998. The bank had the ability to borrow approximately an additional $58.1 million at September 30, 1999.

Loan Loss Experience/Non-Performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                     Nine months ended September 30,
                                                                 ---------------------------------------
($ in thousands)                                                      1999                     1998
                                                                 -------------            --------------
Balance at beginning of year                                          $5,234               4,290
Loans charged-off
     Commercial                                                           51                  72
     Commercial real estate                                               --                  --
     Construction                                                         --                  --
     Residential real estate                                              --                  --
     Home equity                                                          --                  --
     Other                                                                 9                  11
                                                                      ------              ------
                                                                          60                  83

Recoveries on loans charged off
     Commercial                                                           45                   5
     Commercial real estate                                                2                  --
     Construction                                                         --                  --
     Residential real estate                                              --                   6
     Home equity                                                           4                   5
     Other                                                                54                  34
                                                                      ------              ------
                                                                         105                  50

Net loans recovered (charged off)                                         45                 (33)
Provision charged to income                                              270                 710
                                                                      ------              ------
Balance at September 30                                               $5,549               4,967
                                                                      ======              ======

Allowance for loan losses: Gross loans                                  2.28%               2.39%
                                                                      ======              ======
Annualized net recoveries  (charge-offs): Average loans outstanding     0.02%              (0.02%)
                                                                      ======              ======

Allowance for loan losses: Non-performing loans                       652.06%             436.85%
                                                                      ======              ======

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                                  September 30,   December 31,   September 30,
                                                                      1999            1998           1998
                                                                   ------------   ------------   -------------
Loans on non-accrual:
  Commercial                                                         $  396            754            519
  Residential real estate                                                72            113             74
  Commercial real estate                                                270             63            104
  Construction                                                           --            174            178
  Consumer, including home equity                                        64            159            159
                                                                     ------         ------         ------
     Total loans on non-accrual                                         802          1,263          1,034

Loans past due >90 days, still accruing                                  49             97            103
                                                                     ------         ------         ------

Total non-performing loans                                              851          1,360          1,137

Other real estate owned                                                 254            304            304
                                                                     ------         ------         ------
     Total non-performing loans and real estate owned                $1,105          1,664          1,441
                                                                     ======         ======         ======

Non-performing loans: Gross loans                                      0.35%          0.63%          0.55%
                                                                     ======         ======         ======
Non-performing loans and real estate owned: Total assets               0.27%          0.46%          0.40%
                                                                     ======         ======         ======
Delinquent loans 30-89 days past due: Gross loans                      0.53%          0.68%          0.88%
                                                                     ======         ======         ======

Total non-performing loans decreased $0.3 million from September 30, 1998 through September 30, 1999. The ratio of non-performing loans to gross loans decreased from 0.55% to 0.35% during this period. The primary cause for the declines was the removal of several commercial and consumer loans from non-accrual status. These loans were either paid in full or brought current and assessed as fully collectable by management.

Total non-performing loans decreased $0.5 million from December 31, 1998 to September 30, 1999. The ratio of non-performing loans to gross loans decreased from 0.63% as of December 31, 1998 to 0.35% during this period. The primary cause for the decline was the pay-off of several commercial loans that were classified as non-accrual. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

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

The company has determined, tested and remediated the impact of the so-called "millennium" or "Y2K" bug (i.e., that many existing computer chips and programs use only two digits to identify the year in a date field and if such programs are not corrected many computer applications or computer chip dependent operations could fail or create erroneous results by or beginning in the year
2000). Every department and function of the company is affected and is included in the company's analysis and compliance process. The remediation efforts discussed below relate to both information technology systems (i.e. computer systems, phone systems, telecommunications, etc.) and non-information technology systems (i.e. alarm systems, security systems, elevators, electrical systems, etc.).

The company primarily utilized internal resources to manage the Y2K remediation process and test, update, and/or replace all software information systems for Y2K modifications. The company has a "Year 2000 Steering Committee" consisting of various members of senior management and all department managers. The Year 2000 Steering Committee's purpose is to evaluate risks, formulate timetables and allocate resources to ensure timely and effective completion of Y2K testing, remediation and contingency planning. The company also has a technology committee, consisting of certain members of the Board of Directors and management, which oversees the Year 2000 Steering Committee and is responsible for ensuring proper reporting of results to the full Board of Directors. One full time information system specialist and one consultant on a part time basis are solely devoted to Y2K issues. Many other employees are also actively involved including each department manager and members of their staff. The company also utilizes external resources (information systems consultants, auditors, speakers, accountants, etc.) as deemed necessary by the various committees and management.

The company is addressing the Y2K issue in accordance with regulatory guidelines promulgated by the Federal Financial Institutions Examination Council ("FFIEC"). The company does not perform any in-house programming and, according to our vendor, since 1987, the system we use for our core loan and deposit processing was designed to process dated data into the next century and beyond. Management has completed testing of internal mission critical information systems. Management has also completed the testing required for mission critical systems associated with service providers including the trust accounting system. Mission critical systems are those critical to daily operations and failure of which would result in definite disruption to business. Testing of the company's non-mission critical applications will continue through 1999 and will be completed prior to any anticipated impact on its operating systems. Contingency plans have been developed for each function so that the company is adequately prepared in the event of a system failure, despite remediation efforts. A sub-committee of the Y2K Steering Committee has been formed to facilitate preparation of contingency plans. These contingency plans will be reviewed, enhanced and updated, as needed, throughout the remainder of the year.
Additionally, the bank has formed a coalition with surrounding financial institutions to periodically meet and discuss contingency plans and pool resources to deal with potential disruptions (i.e., failure of security systems, failure of electrical grids, cash needs, etc.).

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Y2K compliant. Excluding internal salary and benefit costs, approximately $10,000 in costs associated with Y2K remediation efforts were expended in the year ended December 31, 1998 and $111,000 through the third quarter of 1999. Management expects that the costs incurred to replace or upgrade existing hardware and software will be capitalized and amortized in accordance with the company's existing accounting policies, while miscellaneous consulting, salary, maintenance and modification costs will be expensed as incurred. Anticipated future costs, excluding internal salary and benefit costs, associated with Y2K compliance are estimated at $75,000, which mostly consists of consulting costs. Due to short-term personnel constraints it was necessary to engage consultants to assist in the Year 2000 management process. Other than the one dedicated information system specialist the company does not separately track the portion of its salary and benefit costs allocable to the Y2K project. It is not anticipated that material incremental costs will be incurred in any single period.

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

Management recognizes the potential risk of Y2K on the bank's customers. The bank has approached the credit risk component of Y2K through education of all lending officers, education of customers, analysis of the bank's loan portfolio, and consideration of Y2K in the underwriting of loans. All lending officers were required to undergo internal training to learn the potential risks of Y2K. The bank has sponsored numerous seminars for bank customers, in addition to distribution of literature regarding Y2K to all customers. In 1998, an analysis of the bank's commercial loan portfolio was performed to determine potential exposure to Y2K risks. Increases in the allowance for loan losses, solely as a result of Y2K, were not deemed necessary. Any new commercial loans require an assessment of the customer's Y2K compliance as part of preliminary underwriting. The need for additional provisions to the bank's allowance for loan losses resulting from borrowers' Y2K compliance problems will be considered, on an ongoing basis, based on management's assessment of the potential exposure of its customer base to such problems.

In addition, Enterprise Bank's Trust Division is working with its business partners to make sure that analysts are routinely monitoring quarterly, annual and other financial reports on the companies they invest in and that they are monitoring reports for the required SEC disclosure. For international companies where there is no SEC mandate, we are making inquiries of our business partners to verify that analysts are looking for satisfactory disclosure of Y2K readiness and if none is present that they are contacting management directly to determine Y2K status.

The internal and external risks associated with Y2K are numerous. The company is addressing the Y2K issue in accordance with regulatory guidelines promulgated by the FFIEC. However, there can be no guarantee that the systems of the company, bank customers or other associated companies (i.e. electric company, telephone company, printing companies, office supply companies, etc.) will be timely remediated. There can be no guarantee that the systems of third party vendors on which the company's systems rely will be timely remediated. The failure of the company or a critical third party vendor to timely remediate Y2K issues may cause systems malfunctions, incorrect or incomplete transaction processing, the inability to reconcile accounting books and records, or other problematic situations.

The company's operations and/or financial condition could possibly be negatively impacted to the extent the company, customers or entities doing business with the company are unsuccessful in timely and properly addressing their respective Y2K compliance responsibilities.

                             Results of Operations
  Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

The  company  reported  net  income  of  $3,036,000  for the nine  months  ended
September 30, 1999, versus $2,573,000 for the nine months ended September 30, 1998, or an increase of 18.0%. The company had basic earnings per common share of $0.95 and $0.81 for the nine months ended September 30, 1999 and September 30, 1998, respectively. Diluted earnings per share were $0.91 and $0.78 for the nine months ending September 30, 1999 and September 30, 1998, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                              Nine months ended September 30,
                                                              -------------------------------
($ in thousands)                                                  1999              1998
                                                               ----------        ----------
Average assets                                                  $371,555           333,297
Average deposits and short-term borrowings                       340,905           306,220
Average investment securities (1)                                122,067           104,491
Average loans                                                    227,004           196,436
Net interest income                                               12,603            11,601
Provision for loan losses                                            270               710
Tax expense                                                        1,137             1,179
Average loans: Average deposits and borrowings                     66.59%            64.15%
Non interest expense: Average assets (2)                            3.70%             3.73%
Non interest income, exclusive of securities
  gains: Average assets (2)                                         0.70%             0.69%
Average tax equivalent rate earned on interest earning assets       8.08%             8.32%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            3.81%             3.91%
Net interest margin                                                 5.05%             5.13%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $12,603,000 for the nine months ended September 30, 1999, an increase of $1,002,000 or 8.6% from $11,601,000 for the nine months ended September 30, 1998. Interest income increased $1,563,000, primarily a result of an increase of average loan balances of $30.6 million and average investment balances of $17.6 million. The increase in interest income was partially offset by an increase in interest expense of $561,000, primarily due to an increase in average deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the nine months ended September 30, 1999, was 8.08%, down 24 basis points from 8.32% for the nine months ended September 30, 1998. The decrease in average yield on earning assets is primarily attributable to a decrease in yield on loans, partially offset by an increase in yield on investment securities. The decrease in yield on loans is primarily attributable to a 75 basis point decrease in the prime lending rate during the fourth quarter of 1998, slightly offset by a 50 basis point increase during the third quarter of 1999. The increase in the tax equivalent yield on investment securities from 6.51% to 6.58% was primarily a result of a change in investment mix to higher yielding securities, such as collateralized mortgage obligations and tax-exempt municipal securities. The average rate paid on interest bearing deposits and short-term borrowings in the nine months ended September 30, 1999, was 3.81%, a decrease of 10 basis points from 3.91% in the nine months ended September 30, 1998, primarily due to a drop in rates paid on certificates of deposit. The average rate on short-term borrowings increased from 3.67% to 4.58% as a result of an increase in sweep account rates and increased borrowings from the FHLB.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 1999, and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                              Nine Months Ended September 30, 1999    Nine Months Ended September 30, 1998
                                              ------------------------------------    --------------------------------------
                                               Average                    Interest      Average                    Interest
($ in thousands)                               Balance      Interest      Rates (3)     Balance      Interest      Rates (3)
                                               --------    ----------     ---------     -------     ----------     ---------

Assets:
    Loans  (1) (2)                             $227,004     $ 15,146       8.92%        $196,436     $ 13,845       9.42%
    Investment securities (3)                   122,067        5,358       6.58          104,491        4,767       6.51
    Federal funds sold                            1,911           67       4.69            9,666          396       5.48
                                               --------     --------                    --------     --------
      Total interest earnings assets            350,982       20,571       8.08%         310,593       19,008       8.32%
                                                            --------                                 --------
    Other assets (4)                             20,573                                   22,704
                                               --------                                 --------

      Total assets                             $371,555                                 $333,297
                                               ========                                 ========

Liabilities and stockholders' equity:
    Savings, NOW and money market              $114,421        1,774       2.07%        $110,234        1,819       2.21%
    Time deposits                               143,860        5,457       5.07          127,835        5,179       5.42
    Short-term borrowings                        21,521          737       4.58           14,918          409       3.67
                                               --------     --------                    --------     --------

      Interest bearing deposits and borrowings  279,802        7,968       3.81%         252,987        7,407       3.91%
                                                            --------                                 --------

    Non-interest bearing deposits                61,103                                   53,233
    Other liabilities                             2,793                                    2,414
                                               --------                                 --------
      Total liabilities                         343,698                                  308,634

Stockholders' equity                             27,857                                   24,663
                                               --------                                 --------

      Total liabilities and
       Stockholders' equity                    $371,555                                 $333,297
                                               ========                                 ========

Net interest rate spread                                                   4.27%                                    4.41%

Net interest income                                         $ 12,603                                 $ 11,601
                                                            ========                                 ========

Net interest margin                                                        5.05%                                    5.13%

($ in thousands)                                                           Changes due to
                                                        -----------------------------------------------------
                                                                                     Interest          Rate/
                                                         Total         Volume          Rate            Volume
                                                        -------       --------       --------        --------
Assets:
    Loans  (1) (2)                                       $1,301        $2,154         $ (735)        $   (118)
    Investment securities (3)                               591           856             55             (320)
    Federal funds sold                                     (329)         (318)           (57)              46
                                                        -------        ------         ------         --------
      Total interest earnings assets                      1,563         2,692           (737)            (392)
                                                        -------        ------         ------         --------
    Other assets (4)

      Total assets


Liabilities and stockholders' equity:
    Savings, NOW and money market                           (45)           69          (115)                1
    Time deposits                                           278           650          (335)              (37)
    Short-term borrowings                                   328           181           102                45
                                                        -------        ------        ------          --------

      Interest bearing deposits and borrowings              561           900          (348)                9
                                                        -------        ------        ------          --------

    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
      Stockholders' equity


Net interest rate spread

Net interest income                                     $ 1,002        $1,792       $  (389)           $ (401)
                                                        =======        ======       =======            ======
Net interest margin

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

The provision for loan losses amounted to $270,000 and $710,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. Loans, before the allowance for loan losses, have increased from $207.5 million, at September 30, 1998, to $243.1 million, at September 30, 1999, or an increase of 17.2%. Despite the increase in the bank's loan portfolio, there has not been an increase in problem assets or a significant change in the bank's basic underwriting practices. Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the loan portfolio. Based on this review, and taking into account loan quality, and a net recovery position for the nine months ended September 30, 1999, management determined that further additions to the allowance for loan losses were not necessary during the third quarter.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $208,000 to $1,932,000 for the nine months ended September 30, 1999, compared to $1,724,000 for the nine months ended September 30, 1998. This increase was caused primarily by an increase in trust fees of $180,000.

Trust fees increased by $180,000, or 25.6%, for the nine months ended September 30, 1999 compared to the same period in 1998 due to an increase in trust assets.

Deposit fees decreased by $26,000, or 3.9%, for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, due primarily to a reduction in overdraft charges.

Gains on sales of loans increased from $132,000 for the nine months ended September 30, 1998, to $148,000 for the nine months ended September 30, 1999, as a result of increased loan volume caused by low interest rates in the first six months of the year and a strong real estate market.

Other income for the nine months ended September 30, 1999, was $253,000, an increase of 10.5%, from $229,000 for the nine months ended September 30, 1998, primarily due to increases in ATM fees, safe deposit fees, wire fees and debit card fees.

Net gains on sales of investment securities decreased by $250,000 for the nine months ended September 30, 1999, from $433,000 for the nine months ended September 30, 1998. The decrease was due to relatively higher interest rates in 1999, resulting in less opportunity to restructure the investment portfolio.

Non-Interest Expense

Salaries and benefits expense totaled $6,052,000 for the nine months ended September 30, 1999, compared with $5,262,000 for the nine months ended September 30, 1998, an increase of $790,000 or 15.0%. This increase was primarily the result of new hires, to support the overall growth of the bank, and annual salary increases.

Occupancy expense was $1,809,000 for the nine months ended September 30, 1999, compared with $1,629,000 for the nine months ended September 30, 1998, an increase of $180,000 or 11.0%. The increase was primarily due to the addition and renovation of new facilities for the bank's accounting and loan servicing departments, executive offices, commercial lending offices, customer service center and the Westford branch.

Advertising and public relations expenses increased by $46,000, or 12.8%, for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was primarily attributed to increased advertising associated with the bank's growth.

Office and data processing supplies expense decreased by $35,000, or 13.0%, for the nine months ended September 30, 1999 compared to the same period in the prior year. The decrease was primarily due to various cost savings programs.

Audit, legal and other professional expenses decreased by $104,000, or 16.9%, for the nine months ended September 30, 1999 compared to the prior year period, primarily as a result of professional services incurred in 1998 relating to tax saving strategies.

Trust, professional and custodial expenses increased by $25,000, or 11.1%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax rate for the nine months ending September 30, 1999 was 27.3% compared to 31.4% for the nine months ended September 30, 1998. The reduction in rate was a result of the implementation of certain tax strategies in 1998. Expenses for these strategies were fully absorbed in 1998.

                             Results of Operations
 Three Months Ended September 30, 1999 vs. Three Months Ended September 30, 1998

The company reported net income of $1,064,000 for the three months ended September 30, 1999, versus $892,000 for the three months ended September 30, 1998, or an increase of 19.3%. The company had basic earnings per common share of $0.33 and $0.28 for the three months ended September 30, 1999 and September 30, 1998, respectively. Diluted earnings per share were $0.32 and $0.27 for the three months ending September 30, 1999 and September 30, 1998, respectively.

The following table highlights changes that affected the company's earnings for the periods indicated:

                                                               Three months ended September 30,
                                                               --------------------------------
($ in thousands)                                                    1999             1998
                                                                 ----------        ---------
Average assets                                                   $  392,072         342,689
Average deposits and short-term borrowings                          361,020         314,122
Average investment securities (1)                                   133,447          93,730
Average loans                                                       236,879         205,103
Net interest income                                                   4,507           4,090
Provision for loan losses                                                --             440
Tax expense                                                             384             246
Average loans: Average deposits and borrowings                        65.61%          65.29%
Non interest expense: Average assets (2)                               3.83%           3.90%
Non interest income, exclusive of securities
  gains: Average assets (2)                                            0.65%           0.68%
Average tax equivalent rate earned on interest earning assets          8.11%           8.34%
Average rate paid on interest bearing deposits and
   short-term borrowings                                               3.82%           3.88%
Net interest margin                                                    5.06%           5.20%

(1) Average investment securities are shown at average amortized cost
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $4,507,000 for the three months ended September 30, 1999, an increase of $417,000 or 10.2% from $4,090,000 for the three months ended September 30, 1998. Interest income increased $728,000, primarily a result of an increase of $31.8 million in the average loan balance and $39.7 million in the average investment balance. The increase in interest income was partially offset by an increase in interest expense of $311,000, primarily due to an increase in average time deposits and short-term borrowings.

The average tax-equivalent yield on earning assets in the three months ended September 30, 1999, was 8.11%, down 23 basis points from 8.34% in the three months ended September 30, 1998. The decrease in average yield on earning assets is primarily attributable to a decrease in yield on loans, and a decrease in yield on investment securities. The decrease in yield on loans is primarily attributable to a 75 basis point decrease in the prime lending rate during the fourth quarter of 1998, slightly offset by a 50 basis point increase during the third quarter of 1999. The decrease in the tax equivalent yield on investment securities from 6.65% to 6.40% was primarily a result of a decline in investment rates during the fourth quarter of 1998 and the re-investment of funds from sales and calls of investment securities during that period. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended September 30, 1999, was 3.82%, a decrease of 6 basis points from 3.88% in the three months ended September 30, 1998, primarily due to a drop in rates paid on certificates of deposit. The average rate on short-term borrowings increased from 3.03% to 4.84% as a result of an increase in interest rates on sweep accounts and increased borrowings from FHLB.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 1999, and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                             Three Months Ended September 30, 1999    Three Months Ended September 30, 1998
                                             -------------------------------------    --------------------------------------
                                               Average                    Interest      Average                    Interest
($ in thousands)                               Balance      Interest      Rates (3)     Balance      Interest      Rates (3)
                                               --------    ----------     ---------     -------     ----------     ---------
Assets:
    Loans  (1) (2)                             $236,879     $ 5,423        9.08%        $205,103     $ 4,876        9.43%
    Investment securities (3)                   133,447       1,934        6.40           93,730       1,441        6.65
    Federal funds sold                              235           2        4.00           22,773         314        5.47
                                               --------     -------                     --------     -------
      Total interest earnings assets            370,561       7,359        8.11%         321,606       6,631        8.34%
                                                            -------                                  -------
    Other assets (4)                             21,511                                   21,083
                                               --------                                 --------

      Total assets                             $392,072                                 $342,689
                                               ========                                 ========

Liabilities and stockholders' equity:
    Savings, NOW and money market              $118,224         632        2.12%        $111,042         605        2.16%
    Time deposits                               144,464       1,809        4.97          136,105       1,837        5.35
    Short-term borrowings                        33,684         411        4.84           12,943          99        3.03
                                               --------     -------                     --------     -------
      Interest bearing deposits and borrowings  296,372       2,852        3.82%         260,090       2,541        3.88%
                                                            -------                                  -------
    Non-interest bearing deposits                64,648                                   54,032
    Other liabilities                             2,130                                    2,503
                                               --------                                 --------
      Total liabilities                         363,150                                  316,625

Stockholders' equity                             28,922                                   26,064
                                               --------                                 --------

      Total liabilities and
      Stockholders' equity                     $392,072                                 $342,689
                                               ========                                 ========

Net interest rate spread                                                   4.29%                                    4.46%

Net interest income                                         $ 4,507                                  $ 4,090
                                                            =======                                  =======

Net interest margin                                                        5.06%                                    5.20%

($ in thousands)                                                           Changes due to
                                                        -----------------------------------------------------
                                                                                     Interest          Rate/
                                                         Total         Volume          Rate            Volume
                                                        -------       --------       --------        --------
Assets:
    Loans  (1) (2)                                        $547          $755           $ (181)        $  (27)
    Investment securities (3)                              493           666              (59)          (114)
    Federal funds sold                                    (312)         (311)             (84)            83
                                                        ------         -----           ------         ------
      Total interest earnings assets                       728         1,110             (324)           (58)
                                                        ------         -----           ------         ------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                           27            39              (11)            (1)
    Time deposits                                          (28)          113             (130)           (11)
    Short-term borrowings                                  312           158               59             95
                                                        ------         -----           ------         ------
      Interest bearing deposits and borrowings             311           310              (82)            83
                                                        ------         -----           ------         ------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
      Stockholders' equity

Net interest rate spread

Net interest income                                     $  417         $ 800           $ (242)        $ (141)
                                                        ======         =====           ======         ======
Net interest margin

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

The provision for loan losses amounted to $0 and $440,000 for the three-month periods ended September 30, 1999 and 1998, respectively. Loans, before the allowance for loan losses, have increased from $207.5 million, at September 30, 1998, to $243.1 million, at September 30, 1999, or an increase of 17.2%. Despite the growth in the bank's loan portfolio, there has not been an increase in problem assets or significant change in the bank's basic underwriting practices, and the company has recorded a net recovery to the allowance for loan losses for the nine month period ended September 30, 1999. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality and the net recovery position, management determined that further additions to the allowance for loan loss were not necessary at this time.

Non-Interest Income

Non-interest income, exclusive of security gains, increased by $57,000 to $644,000 for the three months ended September 30, 1999, compared to $587,000 for the three months ended September 30, 1998. This increase was primarily caused by an increase in trust fees of $61,000.

Trust fees increased by $61,000, or 25.0%, for the three months ended September 30, 1999 compared to the same period in 1998 due to an increase in trust assets.

Deposit fees decreased by $3,000, or 1.3%, for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to a reduction in overdraft fees.

Other income for the three months ended September 30, 1999, was $89,000, an increase of 18.7%, from $75,000 for the three months ended September 30, 1998, primarily due to increases in ATM fees, safe deposit fees, wire transfer fees, and debit card fees.

Net gains on sales of investments decreased to $80,000 for the three months ended September 30, 1999, compared to $268,000 in the three months ended September 30, 1998. The decrease was due to relatively higher interest rates in 1999, resulting in less opportunity to restructure the investment portfolio.

Non-Interest Expense

Salaries and benefits expense totaled $2,207,000 for the three months ended September 30, 1999, compared with $1,854,000 for the three months ended
September 30, 1998, an increase of $353,000 or 19.0%. This increase was primarily the result of new hires, to support the overall growth of the bank, and annual salary increases.

Occupancy expense was $648,000 for the three months ended September 30, 1999, compared with $535,000 for the three months ended September 30, 1998, an increase of $113,000 or 21.1%. The increase was primarily due to the addition and renovation of new facilities for the bank's accounting and loan servicing departments, executive office space, commercial lending offices, customer service center, and the Westford branch.

Advertising and public relations expenses decreased by $13,000, or 9.5%, for the three months ended September 30, 1999 compared to the same period in 1998. The decrease is due to timing of expenses, as advertising expenditures have increased for the nine months ended September 30, 1999, as compared to the prior year period.

Office and data processing supplies expense increased by $15,000, or 18.1%, for the three months ended September 30, 1999 compared to the same period in the prior year. The increase was primarily due to overall growth of the bank.

Audit, legal and other professional expenses decreased by $134,000, or 41.4%, for the three months ended September 30, 1999 compared to the prior year period, primarily due to consulting fees incurred in 1998 relating to the implementation of certain tax strategies.

Trust, professional and custodial expenses increased by $17,000, or 21.3%, for the three months ended September 30, 1999 as compared to the same period in 1998. The increase was due to an increase in trust assets under management as well as additional services provided by the trust department.

The company's effective tax rate for the three months ending September 30, 1999 was 26.5% compared to 21.6% for the three months ended September 30, 1998. During the third quarter of 1998, the company implemented certain tax saving strategies. The effective rate for the three months ended September 30, 1998 was lower due to accelerating these strategies to achieve full year benefit for 1998.

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

                           PART II - OTHER INFORMATION


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                  None

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K
                  (a) The following exhibits are included with this report:

                           2.1 Purchase and Assumption Agreement dated as of September 22, 1999 by and among Fleet Financial Group, Inc., Fleet National Bank, Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company (exclusive of disclosure schedules)

                           27.1     Financial   Data  Schedule   (included  with
                                    electronic copy only)

                  (b) Reports on Form 8-K. The company filed a report on Form 8-K on September 24,1999, reporting that the company and the bank had entered into a Purchase and Assumption Agreement with Fleet Financial Group, Inc. and Fleet National Bank on September, 22, 1999, pursuant to which the bank would purchase two branch offices of Fleet National Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENTERPRISE BANCORP, INC.

DATE:  November  12, 1999     /s/ John P. Clancy, Jr.
                              John P. Clancy, Jr.
                              Senior Vice President, Chief Financial Officer,
                              Chief Investment Officer and Treasurer