Form 10-K405
period 1999-12-31
ENTERPRISE BANCORP INC /MA/
filed 2000-03-27
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X... No......

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $36,608,208 as of February 29, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 29, 2000, Common Stock - Par Value $0.01: 3,231,093 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 2, 2000 are incorporated by reference in Part III of this Form 10-K.


                            ENTERPRISE BANCORP, INC.
                                TABLE OF CONTENTS
                                                                                                 Page Number
                                     PART I

Item 1       Business                                                                                  3

Item 2       Properties                                                                               15

Item 3       Legal Proceedings                                                                        16

Item 4       Submission of Matters to a Vote of Security Holders                                      16

                                     PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder Matters                    16

Item 6       Selected Financial Data                                                                  17

Item 7       Management's Discussion and Analysis of Financial Condition                              18
             and Results of Operations

Item 7A      Quantitative and Qualitative Disclosures About Market Risk                               29

Item 8       Financial Statements                                                                     31

Item 9       Changes In and Disagreements with Accountants on Accounting                              59
             and Financial Disclosure

                                    Part III

Item 10      Directors and Executive Officers of the Registrant                                       59

Item 11      Executive Compensation                                                                   60

Item 12      Security Ownership of Certain Beneficial Owners and Management                           60

Item 13      Certain Relationships and Related Transactions                                           60

                                     Part IV

Item 14      Exhibits and Reports on Form 8-K                                                         60

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

Substantially all of the company's operations are conducted through the bank. The bank is a Massachusetts trust company, which commenced banking operations on January 3, 1989. The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

The company's headquarters and the bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices are located in the Massachusetts cities and towns of Billerica, Chelmsford, Dracut, Leominster, Tewksbury, and Westford. The bank's deposit gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

                        Pending Fleet Branch Acquisition

On September 22, 1999, the company and the bank entered into a Purchase and Assumption Agreement with Fleet Financial Group, Inc. and its principal banking subsidiary, Fleet National Bank, pursuant to which the bank will purchase two branch offices of Fleet National Bank. Upon the completion of this transaction, the bank will purchase assets comprised of loans having an approximate book value of $7.1 million, furniture, fixtures and equipment having a net book value of approximately $0.1 million and land and buildings having agreed upon values totaling approximately $1.5 million. As part of this transaction, the bank will assume approximately $66.5 million in deposits, in exchange for a premium of approximately 13.6% of total deposits, presently estimated to be $9.1 million. The acquisition will close with a net cash payment from Fleet National Bank in an amount substantially equal to the value of the assumed deposits, less the values of the various purchased assets, the deposit premium and the cash on hand at the branches at the time of closing. Management anticipates using the proceeds to repay the bank's current Federal Home Loan Bank ("FHLB") borrowings and/or to increase the bank's investment portfolio.

The bank has  received  the required  federal and state  regulatory  approval to
acquire  the  branches.   The  parties  presently  anticipate  that  the  bank's
acquisition of the branches will be completed in the third quarter of 2000.

             Pending Private Placement of Trust Preferred Securities

The company anticipates raising up to $12.0 million from a private placement of trust preferred securities to be completed at the end of the first quarter of 2000. The company currently intends to contribute a portion of the proceeds from the sale of securities to the bank. The completion of the trust preferred offering is not a condition to the parties' respective obligations under the branch acquisition agreement and the company was not required to raise additional capital in order to obtain the regulatory approvals required for the completion of this transaction.

                                     Lending

The bank specializes in lending to growing businesses, corporations, partnerships, non-profits, professionals and individuals. Loans made by the bank to businesses include commercial mortgage loans, loans guaranteed by the Small Business Administration (SBA), construction loans, revolving lines of credit, working capital loans, equipment financing, asset-based lending, letters of credit and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. The bank also originates equipment lease financing for businesses. Loans made by the bank to individuals include residential mortgage loans, home equity loans, residential construction loans, unsecured and secured personal lines of credit and mortgage loans on investment and vacation properties.

At December 31, 1999, the bank had gross loans outstanding of $262.3 million, which represented 59.2% of the company's total assets. The interest rates charged on these loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 1999, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $6.0 million, subject to certain exceptions provided under applicable law. At December 31, 1999, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total gross loans.

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      1999                 1998                 1997                 1996                1995
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %        Amount      %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   ---------  -------

Comm'l real estate              $104,940  40.0%    $   80,207    37.1%  $   66,836   36.8%   $   52,378   36.1%   $  42,514    36.0%
Commercial                        68,177  26.0%        55,570    25.7%      42,202   23.2%       38,202   26.3%      28,353    24.0%
Residential mortgages             50,156  19.1%        44,680    20.7%      42,648   23.5%       35,918   24.7%      32,872    27.8%
Home equity                       14,135   5.4%        13,436     6.2%      12,203    6.7%        8,255    5.7%       5,250     4.4%
Construction                      18,198   6.9%        16,637     7.7%      13,149    7.2%        6,474    4.4%       5,844     4.9%
Other                              6,672   2.6%         5,682     2.6%       4,657    2.6%        4,043    2.8%       3,379     2.9%
                              ----------           ----------           ----------           ----------           ---------
  Gross loans                    262,278 100.0%       216,212   100.0%     181,695  100.0%      145,270  100.0%     118,212   100.0%
Less: Deferred fees                1,124                1,000                1,111                  950                 549
Allowance for
  loan losses                      5,446                5,234                4,290                3,895               4,107
                              ----------           ----------           ----------           ----------           ---------
  Net loans                   $  255,708           $  209,978           $  176,294           $  140,425           $ 113,556
                              ==========           ==========           ==========           ==========           =========

Commercial, Commercial Real Estate and Construction Loans

The following table sets forth-scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 1999. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

                                                                                                                      Commercial
($ in thousands)                                                                  Commercial       Construction      Real Estate
                                                                                 -------------    -------------     ------------
Amounts due:
     One year or less                                                              $  6,215         $  9,490         $  3,671
     After one year through five years                                               21,457            2,835            4,663
     Beyond five years                                                               40,505            5,873           96,606
                                                                                   --------         --------         --------
                                                                                   $ 68,177         $ 18,198         $104,940
                                                                                   ========         ========         ========

Interest rate terms on amounts due after one year:
     Fixed                                                                         $ 11,014         $    790         $ 12,158
     Adjustable                                                                      50,948            7,918           89,111


Scheduled contractual maturities do not reflect the actual maturities of loans The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing (including equipment leases), and standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $4.0 million, $4.6 million, and $5.0 million as of December 31, 1999, 1998 and 1997, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $191.3 million at December 31, 1999, representing an increase of $38.9 million, or 25.5%, from the previous year. This compares to an increase of $30.2 million, or 24.7%, from 1997 to 1998. The growth in 1999 is a reflection of the bank's continued aggressive customer-call efforts, additional loan officers hired during 1998 and 1999, continued effective advertising and increased penetration in the markets surrounding the bank's newer branches.

Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size is typically larger and payment experience on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general. Construction financing involves a higher degree of risk than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended to complete the project. Thus, the bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value, which is insufficient to assure full repayment. Funds for construction projects are disbursed as pre-specified stages of construction are completed.

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

Residential mortgage loans were $50.2 million at December 31, 1999, representing an increase of $5.5 million, or 12.3%, from the previous year. This compares to an increase of $2.0 million, or 4.8%, in 1998, from the previous year. Residential loan origination volume decreased in 1999 over 1998 due to rising interest rates in the second half of 1999. The increase in the outstanding loan balance at December 31, 1999 compared to December 31, 1998 resulted primarily from fewer loan sales in the secondary market during 1999.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one year and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $14.1 million at December 31, 1999, representing an increase of $0.7 million, or 5.2%, from the previous year. This compares to an increase of $1.2 million, or 10.1%, in 1998 compared to the previous year. The increase in the outstanding loan balance at December 31, 1999 compared to December 31, 1998 resulted primarily from rate increases in the second half of 1999, which led to decreased refinance volume and increased home equity volume.

Other Loans

The category "Other Loans" consists of secured or unsecured personal loans, credit cards and overdraft protection lines extended to individual customers.

Other loans were $6.7 million at December 31, 1999, representing an increase of $1.0 million or 17.4%, from the previous year. This compares to an increase of $1.0 million, or 22.0%, in 1998 compared to the previous year.

Risk Elements

Non-performing assets consist of non-accruing loans, loans past due greater than 90 days and still accruing and other real estate owned ("OREO"). Loans, on which the accrual of interest has been discontinued, including some impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans for which management considers it probable that not all contractual principal and interest will be collected are designated as impaired loans.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 1999 and 1998 were $658,000 and $979,000, respectively. Accruing restructured loans as of December 31, 1999 and 1998 were $514,000 and $538,000, respectively.

Additional information regarding these risk elements is contained in Item 7, Management Discussion and Analysis, and Item 8, Financial Statements, contained in this report and under the heading "Allowance for Loan Losses and OREO Activity" below.

Allowance for Loan Losses and OREO Activity

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                   Years Ended December 31,
                                              --------------------------------------------------------------
($ in thousands)                                1999          1998        1997           1996        1995
                                              ---------    ---------    ---------     ---------    ---------
Average loans outstanding                     $ 232,843    $ 200,491    $ 162,594     $ 128,572    $ 118,248
                                              =========    =========    =========     =========    =========

Balance at beginning of year                  $   5,234    $   4,290    $   3,895     $   4,107    $   4,341

Charged-off loans:
    Commercial                                       63           87          165            60           87
    Commercial real estate                           --           --          125           112          265
    Construction                                    100           --           --            --           --
    Residential mortgage                             --           --           --            --           33
    Home equity                                      --           --           --            55           --
    Other                                             9           53           11            17           20
                                              ---------    ---------    ---------     ---------    ---------
        Total charged-off                           172          140          301           244          405
                                              ---------    ---------    ---------     ---------    ---------

Recoveries on loans previously charged-off:
    Commercial                                       54            6           52             2           24
    Commercial real estate                            2           --          155            21           39
    Construction                                     25           --           --            --            1
    Residential mortgage                             --            6            2             1          100
    Home equity                                       5            7           40             4            3
    Other                                            28           35          127             4            4
                                              ---------    ---------    ---------     ---------    ---------
        Total recoveries                            114           54          376            32          171
                                              ---------    ---------    ---------     ---------    ---------

Net loans charged-off (recovered)                    58           86          (75)          212          234
Provision charged to income                         270        1,030          320            --           --
                                              ---------    ---------    ---------     ---------    ---------
Balance at December 31                        $   5,446    $   5,234    $   4,290     $   3,895    $   4,107
                                              =========    =========    =========     =========    =========

Net loans charged-off (recovered) to
    average loans                                   .02%         .04%        (.05%)         .16%         .20%
Net loans charged-off (recovered) to
    allowance for loan losses                      1.07%        1.64%       (1.75%)        5.44%        5.70%
Allowance for loan losses to
    ending gross loans                             2.08%        2.42%        2.36%         2.68%        3.47%
Allowance for loan losses to
    non-performing loans                         184.86%      384.85%      384.06%       165.25%      202.02%
Recoveries to charge-offs                         66.28%       38.57%      124.92%        13.11%       42.22%

The allowance for loan losses to non-performing loans decreased from 384.85% and 384.06% at December 31, 1998 and 1997, respectively, to 184.86% at December 31, 1999. The decrease resulted from one construction loan which became classified as non-performing in December 1999. Under the bank's present loan loss reserve methodology, reserves have been allocated to this credit and management does not anticipate any unreserved future losses on this loan. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that, notwithstanding the increase in non-performing loans, further additions to the allowance for loan loss were not necessary during the second half of 1999.

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending as indicated:

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      1999                 1998                 1997                 1996                1995
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %        Amount      %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   ---------  -------
Comm'l real estate            $    2,312    40.0%  $    2,591    37.1%  $    2,161   36.8%   $    2,171   36.1%   $   2,371    36.0%
Commercial                         1,490    26.0%       1,111    25.7%         844   23.2%          723   26.3%         908    24.0%
Construction                         926     6.9%         665     7.7%         338    7.2%          209    4.4%         143     4.9%
Residential mortgage                 635    19.1%         568    20.7%         525   23.5%          372   24.7%         364    27.8%
Consumer                              83     8.0%         194     8.8%         167    9.3%          244    8.5%         162     7.3%
Unallocated                           --                  105                  255                  176                 159
                               ---------           ----------           ----------           ----------           ---------
    Total                     $    5,446   100.0%  $    5,234   100.0%  $    4,290  100.0%   $    3,895  100.0%   $   4,107   100.0%
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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                        December 31,
                                             -------------------------------------------------------------------
($ in thousands)                               1999           1998           1997           1996          1995
                                             --------       --------       --------       --------       -------
Non-accrual loans*                            $2,898         $1,263         $1,043         $2,237         $2,021
Accruing loans > 90 days past due                 48             97             74            120             12
                                              ------         ------         ------         ------         ------
    Total non-performing loans                 2,946          1,360          1,117          2,357          2,033
Other real estate owned                           --            304            393             83            417
                                              ------         ------         ------         ------         ------
    Total non-performing assets               $2,946         $1,664         $1,510         $2,440         $2,450
                                              ======         ======         ======         ======         ======

Restructured loans, not included above        $  514         $  538         $  260         $   --         $   --

Delinquent loans 30-89 days past due           1,785          1,473          2,074          2,280          2,356

Non-performing loans: Gross loans               1.12%          0.63%          0.61%          1.62%          1.72%
Non-performing assets: Total assets             0.66%          0.46%          0.47%          0.86%          1.09%
Delinquent loans 30-89 days past due:
    Gross loans                                 0.68%          0.68%          1.14%          1.57%          1.99%

*        Impaired loans  included in non-accrual  loans as of December 31, 1999 and 1998 were $1.7 million and
         $0.5 million,  respectively. The increase in impaired loans from 1998 to 1999 resulted primarily from one loan.

Non-accrual loans increased by $1.6 million, to $2.9 million at December 31, 1999, as compared to the prior year. The increase was primarily attributable to the addition of one non-accruing commercial construction loan. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in the local, regional and national economic conditions could result in an increase to non-performing assets in the future, despite prudent loan underwriting.


                              Investment Activities

The investment activity of the bank is an integral part of the overall asset/liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversity and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities, which are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, U.S. agency mortgage-backed securities ("MBSs"), including collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, and state, county, and municipal securities ("Municipals"), all of which must be considered investment grade by a recognized rating service. The effect of changes in interest rates and the resulting impact on a MBSs' principal repayment speed and the effect on yield and market value are considered when purchasing MBSs. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee. See note 2 to the consolidated financial statements in Item 8 for further information.

At December 31, 1999, 1998, and 1997 all investment securities were classified as available for sale and were carried at fair market value. The net unrealized depreciation at December 31, 1999, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $2.7 million. The following table summarizes the fair market value of investments at the dates indicated:

                                                          December 31,
                                                  ------------------------------
     ($ in thousands)                               1999       1998        1997
                                                  --------   --------   --------
     U.S. treasuries and agencies                 $ 29,544   $ 36,178   $ 82,831
     CMOs and MBSs                                  78,431     45,912     12,464
     Municipals                                     42,491     29,608     14,630
     FHLB stock                                      2,961      2,961      2,961
                                                  --------   --------   --------
           Total investments available-for-sale   $153,427   $114,659   $112,886
                                                  ========   ========   ========

The contractual maturity distribution, as of December 31, 1999, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                          Under 1 Year          1 - 3 Years           3 - 5 Years       5 - 10 Years         Over 10 Years
                       ------------------   ------------------   -----------------    -----------------    ---------------
($ in thousands)        Balance    Yield     Balance    Yield     Balance   Yield      Balance    Yield    Balance   Yield
                       --------   -------   --------    ------   ---------  ------    --------    -----    -------   -----
U.S. treasuries
  and agencies         $        -       -%  $   12,948    6.36%  $    8,876   6.83%   $    7,720   6.99%   $       -       -%
CMOs and MBSs                   -       -%           -       -%       1,480   7.04%       28,566   6.11%      48,385    6.29%
Municipals*                 3,189    7.20%       2,630    7.27%       5,494   6.88%       18,927   6.58%      12,251    7.13%
                       ----------           ----------           ----------           ----------           ---------
                       $    3,189    7.20%  $   15,578    6.51%  $   15,850   6.87%   $   55,213   6.40%    $ 60,636    6.46%
                       ==========           ==========           ==========           ==========

      * Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities do not reflect the actual expected maturities of the investments. CMOs and MBSs are shown at their final maturity. However, due to prepayments and expected amortization the actual cash flows will be faster than presented above. Similarly, included in the U.S. treasuries and agencies category is $19.6 million in securities which can be "called" before maturity. Actual maturity of these callable securities could be shorter in a falling interest rate environment. Management considers these factors when evaluating the net interest margin in the bank's asset/liability management program.

The increase in CMOs and MBSs and municipal securities from $75.5 million at December 31, 1998 to $120.9 million at December 31, 1999, was primarily due to deposit growth and a leveraging strategy implemented in the second half of 1999 in anticipation of the pending Fleet branch acquisition.

See "Interest Margin Sensitivity Analysis" in Item 7A for additional information regarding the bank's callable bonds and CMOs.

                                 Source of Funds
Deposits

Deposits have traditionally been the principal source of the bank's funds. The bank offers a broad selection of deposit products to the general public, including NOW accounts, savings accounts, money market accounts, individual retirement accounts (IRA) and certificates of deposit. The bank also offers commercial checking, money market, sweep, Keogh retirement and business IRA accounts and repurchase agreements to its commercial business customers. The bank does not currently use brokered deposits. The bank has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers and longer-term deposits.

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

                                                                        December 31,
                         ---------------------------------------------------------------------------------------------------------
                                       1999                                1998                                 1997
                         ---------------------------------   ---------------------------------   ---------------------------------
                           Average   Average     % of          Average     Average    % of        Average    Average     % of
($ in thousands)           Balance     Rate    Deposits        Balance     Rate     Deposits      Balance      Rate      Deposits
                         ----------- --------  -----------   ----------- --------- -----------   ----------- ---------  ----------
Demand                   $    63,691     --         19.66%   $    54,161      --        18.25%   $    45,371      --        17.16%
Savings                       26,203   2.37%         8.09%        22,218    2.23%        7.49%        19,237    2.23%        7.27%
NOW                           61,293   1.80%        18.92%        58,062    1.89%       19.57%        53,782    2.14%       20.34%
Money market                  28,197   2.48%         8.70%        30,490    2.60%       10.28%        31,422    2.76%       11.88%
                         -----------           -----------   -----------           -----------   -----------           -----------
                             115,693   2.09%        35.71%       110,770    2.16%       37.34%       104,441    2.35%       39.49%
Time deposits                144,629   5.05%        44.63%       131,773    5.38%       44.41%       114,656    5.46%       43.35%
                         -----------           -----------   -----------           -----------   -----------           -----------

    Total                $   324,013   3.00%       100.00%   $   296,704    3.19%      100.00%   $   264,468    3.29%      100.00%
                         ===========           ===========   ===========           ===========   ===========           ===========

See note 7 to the consolidated financial statements in Item 8 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (FHLB). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the bank's asset/liability management program. At December 31, 1999 the bank had the additional capacity to borrow up to approximately $51.8 million from the FHLB, with actual outstanding balances of $50.1 million at an average rate of 4.68%. The December 31, 1999, rate was unusually low due to favorable market conditions that existed as of that date. The average rate paid on FHLB borrowings for the year ended December 31, 1999 was 5.55%.

The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. These instruments are either term agreements or overnight borrowings, as a part of the bank's commercial sweep accounts. Interest rates on the bank's commercial sweep accounts are dependent on changes in the U.S. treasury market. Interest rates paid by the bank on the term repurchase agreements are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 1999 the bank had $28.7 million in repurchase agreements outstanding with a weighted average interest rate of 4.99%.

See note 8 to the consolidated financial statements in Item 8 for further information.

                    Investment Management and Trust Services

The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 1999, the bank had $216.7 million in assets under management. Additionally, the bank added a certified financial planner in 1999 and intends to offer customers additional products and services including mutual funds and estate planning.

                                Internet Banking

The bank uses a service bureau to provide Internet-based banking services to commercial customers. Major capabilities include: viewing balances; internal transfers, loan payments, ACH origination, federal tax payments; initiate stop payments and initiate wire transfer requests.

The bank currently uses a vendor to design, support and host its website. Aside from access to internet banking services, the site provides information on the bank and its services as well as access to various financial management tools.

The bank has begun work with a consultant to redesign and redeploy its website in conjunction with the introduction of new retail internet banking service. The underlying structure of this new site will provide for dynamic maintenance of the information by bank personnel via a database driven architecture. The consultant will design, maintain and host the site.

As this new site is deployed in various stages it will include the following major capabilities (besides the access point to the banking service): career opportunities; shareholder information/bank financial performance; loan and deposit rates; new account (loan and deposit) opening options; calculators and an ATM/Branch Locator/Map.

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. Several major commercial banks are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. The major commercial banks have several competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of these banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses which provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as Internet banking and PC banking, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others may increase regulatory requirements. For example, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which was enacted on November 12, 1999, contains sections that remove the legal barriers that formerly served to separate the banking industry from the insurance and securities industries. The GLB Act also includes, however, new restrictions on financial institutions' sharing of customer information and additional consumer privacy requirements are under consideration at both the federal and state levels. To the extent that changes in the regulation of financial services may further increase competition, such as the sections of the GLB Act that remove the legal barriers formerly separating the banking, insurance and securities industries, these changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking or financial services industries generally, such as the sections of the GLB Act that impose new consumer privacy requirements as well as the further federal and state proposals relating to these issues, could result in the bank incurring additional operating costs which could impede profitability.

Notwithstanding the substantial competition with which the bank is faced, management believes that the bank has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by major bank holding companies, and the resultant consolidation of competitors' banking operations and services within the bank's market area. Additionally, management actively seeks to enhance its market position by pursuing opportunities in new product areas as well as new technologies, in order to maintain a competitive mix of products and services, which can be delivered through multiple distribution channels at competitive prices.

The bank's officers and directors have substantial business and personal ties in the cities and towns in which the bank operates. The bank believes that it has established a market niche by providing its customers, particularly consumers, growing and privately held businesses and professionals, with prompt and personal service based on management's familiarity and understanding of such customers' banking needs. The bank's past and continuing emphasis is to provide its customers with highly responsive personal and professional service.

                           Supervision and Regulation
General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes and related regulations, which is subject to changes that can significantly affect the way in which financial service organizations conduct business. Both legislation enacted in recent years and regulatory initiatives undertaken by various governmental agencies have substantially increased the level of competition among commercial banks, thrift institutions and non-banking financial service companies, including brokerage firms, investment banks, insurance companies and mutual funds. Most recently, the GLB Act has removed the legal barriers that formerly separated the banking, insurance and securities industries. The GLB Act has also further enhanced the authority of banks and their holding companies to engage in non-banking activities. By electing to become a "financial holding company", a qualified parent company of a banking institution may now engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Moreover, under the GLB Act, national banks may form "financial subsidiaries" to engage in any activity that is likewise financial in nature or incidental to a financial activity. In addition, the enactment of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services.

To the extent that the information in this report under the heading "Supervision and Regulation" describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

See note 9 to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (Federal Reserve Board) and files reports with the Federal Reserve Board as required under the Bank Holding Company Act. Under applicable Massachusetts's law, the company is also subject to the supervisory jurisdiction of the Commissioner.

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

As described above, the company also now has the ability to expand the range of activities it may engage in if it elects to become a financial holding company. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depositary institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the federal Community Reinvestment Act. Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The company believes that the bank, which is the company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the company to successfully elect to become a financial holding company. However, the company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the company's strategic plan.

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

Dividends

Under Massachusetts law, the company's board of directors is generally empowered to pay dividends on the company's capital stock out of its net profits to the extent that the board of directors considers such payment advisable. Massachusetts banking law also imposes substantially the same standard upon the payment of dividends by the bank to the company. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") also prohibits a bank from paying any dividends on its capital stock in the event that the bank is in default on the payment of any assessment to the FDIC or if the payment of any such dividend would otherwise cause the bank to become undercapitalized.

                                Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth. Other than the sale of common stock in 1988 and 1989, the primary source of additional capital has been retention of earnings since the bank commenced operations.

See note 9 to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of core or Tier 1 capital. Tier 1 capital for the company consists of common stockholders' equity. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital. Supplementary capital for the company includes a portion of the general allowance for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. The deposit premium paid at completion of the pending branch acquisition will be deducted from capital.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum "leverage" ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total capital requirement is 8% of assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. The deposit premium paid at completion of the pending branch acquisition will be deducted from capital.

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

Depository institutions, such as the bank, are also subject to the prompt corrective action framework for capital adequacy established by FDICIA. Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically capitalized". A "well capitalized" institution has a total capital to total risk-weighted assets ratio of at least ten percent, a Tier 1 capital to total risk-weighted assets ratio of at least six percent, a leverage ratio of at least five percent and is not subject to any written order, agreement or directive; an "adequately capitalized" institution has a total capital to total risk-weighted assets ratio of at least eight percent, a Tier 1 capital to total risk-weighted assets ratio of at least four percent, and a leverage ratio of at least four percent (three percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as "well capitalized". An "undercapitalized" institution fails to meet one of the three minimum capital requirements. A "significantly undercapitalized" institution has a total capital to total risk-weighted assets ratio of less than six percent, a Tier 1 capital to total risk-weighted assets ratio of less than three percent, and a leverage ratio of less than three percent. A "critically capitalized" institution has a ratio of tangible equity to assets of two percent or less. Under certain circumstances, a "well capitalized", "adequately capitalized" or "undercapitalized" institution may be required to comply with supervisory actions as if the institution were in the next lowest category.

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

Effects of Pending Transactions on Capital

The deposit premium to be paid by the bank upon the completion of the pending Fleet branch acquisition will be accounted for as "goodwill", which is an intangible asset and must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios. The company anticipates raising up to $12.0 million from a private placement of trust preferred securities to be completed at the end of the first quarter of 2000. Trust preferred securities may compose up to 25% of the company's Tier 1 capital (with any excess allocable to Tier 2 capital). Any trust preferred proceeds that may be contributed to the bank from the company would be included in Tier 1 capital of the bank without limitation. The company currently intends to contribute a portion of the proceeds from the sale of these securities to the bank.

                            Patents, Trademarks, etc.

The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

                                    Employees

As of December 31, 1999, the bank employed 171 persons (144 full-time and 27 part-time), including 61 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the bank is positioned to react to changing interest rates and inflationary trends. In particular, the Interest Margin Sensitivity Analysis contained in Item 7A and other maturity and repricing information of the bank's assets and liabilities in this report contain additional information.

Item 2. Property

The company's and the bank's main office is leased and located at 222 Merrimack Street, Lowell, Massachusetts. The building provides 12,366 square feet of interior space and has private customer parking along with public parking facilities in close proximity.

The bank leases space at 170 Merrimack Street, Lowell, Massachusetts. The building provides 3,408 square feet of interior space that is under renovation to house the commercial lending department.

The bank leases 14,507 and 8,851 square feet of space at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts, respectively. The two buildings are connected and serve as office space for operational support departments and loan officers.

In April 1993, the bank purchased the branch building at 185 Littleton Road, Chelmsford, Massachusetts. The first floor of the building contains 3,552 square feet of space with a full basement and a canopy area of 945 square feet. The facility was purchased at a cost of approximately 20% of what it would have cost to build a similar facility.

In March 1995, the bank purchased a branch building at 674 Boston Post Road, Billerica, Massachusetts. The building previously served as a bank branch and contains 3,700 square feet of above-grade space and is constructed on a cement slab. The building was purchased for approximately 40% of its replacement value.

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

In January 1999, the bank purchased 237 Littleton Road, Westford, Massachusetts. The existing building was razed and a new branch facility was constructed. The branch opened on November 22, 1999. The branch has 5,200 square feet of finished interior space, plus 2,800 square feet of storage in the basement and 21 parking spaces.

Management believes that the bank's present facilities are generally adequate and suitable for its current purposes.

The bank has received the required regulatory approval to purchase certain assets and assume certain liabilities of two branches of Fleet National Bank. The bank will purchase the land and building of each branch. The branches are located at 223 Boston Post Road in Billerica, Massachusetts, and 20 Drumhill Road in Chelmsford, Massachusetts. The Billerica branch provides 4,288 square feet of interior space, three drive-ups windows, an ATM, and ample parking. The Chelmsford branch provides 3,579 square feet of interior space, two drive-ups windows, an ATM, and ample parking. As described in Item 1, the bank's purchase of these branches is presently expected to occur in the third quarter of 2000.

Item 3. Legal Proceedings

The company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

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

                                                     Share             Share
                                   Trading           Price             Price
         Fiscal year               Volume            High               Low
         -----------               ------            ----               ---
         1999:
              1st Quarter           1,600          $  14.00        $   14.00
              2nd Quarter             135             15.00            15.00
              3rd Quarter             650             15.00            15.00
              4th Quarter           1,375             16.00            15.00

         1998:
              1st Quarter             650          $  10.00        $   10.00
              2nd Quarter           6,280             12.50            11.50
              3rd Quarter           1,102             12.50            12.50
              4th Quarter           1,400             12.50            12.50


The number of shares outstanding of the company's common stock and number of shareholders of record as of December 31, 1999, were 3,229,893 and 591, respectively.

Dividends

The company declared and paid annual cash dividends of $.210 per share and $.175 per share in 1999 and 1998, respectively. Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments are deemed "judicious" by the board of directors and will not impair the bank's capital stock. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

The term "net profits" is not defined under the Massachusetts banking statues, but it is generally understood that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). In November 1999, the bank transferred $15.0 million from undivided profits to surplus to meet certain Massachusetts statutory requirements related to the bank's pending acquisition of the additional real estate and related improvements associated with the Fleet branches to be acquired by the bank. The transfer is reflected on the bank's regulatory reports only and has no impact on the company's consolidated financial statements presented in accordance with generally accepted accounting principles. At December 31, 1999, the bank's undivided profits account (from which dividends may be paid to the company) had a balance of $4.7 million.

Item 6. Selected Financial Data
                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------
                                                   1999           1998           1997            1996           1995
                                               ------------------------------------------------------------------------
($ in thousands, except per share data)

EARNINGS DATA
Net interest income                            $    17,239    $    15,721    $    13,800     $    11,180    $     9,458
Provision for loan losses                              270          1,030            320              --             --
                                               -----------    -----------    -----------     -----------    -----------
Net interest income after provision
    for loan losses                                 16,969         14,691         13,480          11,180          9,458

Non-interest income                                  2,608          2,441          1,929           1,718          1,641
Net gains (losses) on sales of
    investment securities                              183            476            (37)              2             --
Non-interest expense                                14,188         12,651         10,815           9,041          8,248
                                               -----------    -----------    -----------     -----------    -----------
Income before income taxes                           5,572          4,957          4,557           3,859          2,851

Income tax expense                                   1,489          1,456          1,645           1,447          1,085
                                               -----------    -----------    -----------     -----------    -----------

Net income                                     $     4,083    $     3,501    $     2,912     $     2,412    $     1,766
                                               ===========    ===========    ===========     ===========    ===========

COMMON SHARE DATA <F1>
Basic earnings per share                       $      1.28    $      1.11    $       .93     $       .77    $       .56
Diluted earnings per share                            1.22           1.06            .91             .76            .56
Book value per share at year-end <F2>                 9.35           8.27           7.34            6.58           5.97
Dividends paid per share                            0.2100          .1750          .1625           .1500          .1375
Basic weighted average shares outstanding        3,187,292      3,165,134      3,152,924       3,152,046      3,150,218
Diluted weighted average shares outstanding      3,335,338      3,299,432      3,224,054       3,193,728      3,173,342

YEAR END BALANCE SHEET AND OTHER DATA
Total assets                                   $   443,095    $   360,481    $   322,623     $   283,016    $   224,266
Gross loans                                        262,278        216,212        181,695         145,270        118,212
Allowance for loan losses                            5,446          5,234          4,290           3,895          4,107
Investment securities at fair value                153,427        114,659        112,886         119,396         78,812
Deposits, repurchase agreements and escrow         362,915        329,968        294,908         255,664        203,377
FHLB borrowings                                     50,070            470          1,420           4,913             --
Total stockholders' equity <F2>                     30,207         26,202         23,210          20,756         18,813
Mortgage loans serviced for others                  24,001         26,491         27,307          29,427         32,013
Trust assets under management                      216,731        195,361        165,658         126,284        106,342
Total assets, trust assets under management
    and mortgage loans serviced for others         683,827        582,333        515,588         438,727        362,621

RATIOS
Net income to average total assets <F2>               1.06%          1.03%           .95%            .94%           .92%
Net income to average stockholders' equity <F2>      14.59%         14.25%         13.38%          12.28%          9.71%
Allowance for loan losses to gross loans              2.08%          2.42%          2.36%           2.68%          3.47%
Stockholders' equity to assets <F2>                   6.78%          7.29%          7.21%           7.33%          8.39%

<F1>    On January 4, 1999 the company effected a 2:1 split of its common stock through the payment of a stock dividend. All common share data has been adjusted to reflect the stock split.

<F2>    Excludes the effect of SFAS No. 115.  See note 1 to the  consolidated  financial  statements  in Item 8 for the  accounting policy on available for sale investment securities.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in Item 8, and other financial and statistical information contained in this annual report. In addition, prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs could significantly affect the operations of the company.

Financial Condition

Total Assets

Total assets increased $82.6 million, or 22.9%, to $443.1 million at December 31, 1999 from $360.5 million at December 31, 1998. The increase, which was funded by deposit growth and short-term borrowings, is primarily attributable to increases in gross loans of $46.1 million, or 21.3%, and investments of $38.8 million, or 33.8%.

Loans

Total gross loans were $262.3 million, or 59.2% of total assets, at December 31, 1999, compared with $216.2 million, or 60.0% of total assets, at December 31, 1998. The increase in loans outstanding was attributable to favorable economic conditions in the region, continued customer-call efforts, marketing and advertising, and increased penetration in newer markets. During 1999, commercial real estate loans increased $24.7 million, or 30.8%, other loans secured by real estate increased by $7.0 million, or 11.5%, commercial loans increased by $12.6 million, or 22.7%, home equity loans increased $0.7 million, or 5.2%, and consumer loans increased $1.0 million, or 17.4%.

Asset Quality

The non-performing asset balance increased to $2.9 million, at December 31, 1999, from $1.7 million from the previous year, primarily caused by the addition of one loan in December 1999. This construction loan is well reserved and management does not anticipate any unreserved charge-offs on this credit. Delinquencies in the 30-89 day category increased from $1.5 million at December 31, 1998 to $1.8 million at December 31, 1999, but have remained steady at 0.68% of gross loans at December 31, 1999 and 1998, respectively. Other than the one construction loan previously discussed, non-performing assets continue to be relatively low due to management's continued efforts to work out existing problem assets and limited additions to this category, prudent underwriting standards and a strong economy.

Other real estate owned ("OREO") at December 31, 1999 is $0 compared to $0.3 million at December 31, 1998, due to the sale of one OREO property which resulted in a net loss of $54,000. See also Note 6 to the consolidated financial statements contained in Item 8.

The bank uses an asset classification system, which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 1999, the bank classified $3.7 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $2.9 million in non-performing loans. The balance of substandard loans are performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

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

The allowance for loan losses to non-performing loans decreased from 384.85% and 384.06% at December 31, 1998 and 1997, respectively, to 184.86% at December 31, 1999. The decrease is primarily attributable to an increase in non-performing assets from $1.7 million at December 31, 1998 to $2.9 million at December 31, 1999. The increase in non-performing assets resulted from one construction loan that was classified as non-performing in December 1999. Under the bank's present loan loss reserve methodology, reserves have been allocated to this credit and management does not anticipate unreserved future losses on this loan.

The ratio of the reserve to total gross loans outstanding declined to 2.08% at December 31, 1999 from 2.42% at December 31, 1998. The decrease in reserve ratios resulted from continued growth in loans, $46.1 million, $34.5 million and $36.4 million in 1999, 1998 and 1997, respectively, and a decrease in the provision for loan losses from $1.0 million in 1998 to $0.3 million in 1999. Net loans charged-off (recovered) to average loans were 0.02%, 0.04%, (0.05%), 0.16%, and 0.20% at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.
Management regularly reviews the levels of non-accrual loans, levels of charge-off and recoveries, peer results, levels of outstanding loans and known and inherent risks in the loan portfolio, and will continue to monitor the need to add to the provision.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 1999.

Investments

Investments (including federal funds sold) totaled $153.4 million, or 34.6% of total assets, at December 31, 1999, compared to $120.9 million, or 33.5% of total assets, at December 31, 1998. As of December 31, 1999, the net unrealized depreciation in the investment portfolio was $4.2 million compared to net unrealized appreciation of $1.6 million at December 31, 1998. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. Much of the unrealized depreciation is the result of purchases made during 1998 that were necessary due to deposit growth and maturities, sales and calls of investment securities during that time. This unrealized depreciation will only be realized if the securities are sold. The unrealized depreciation on the investment portfolio will decline as interest rates fall or as the securities approach maturity.

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

Deposits and Borrowings

Deposits, including escrow deposits, increased $15.9 million, or 5.0%, to $334.2 million, at December 31, 1999, from $318.4 million, at December 31, 1998. The bank improved its deposit mix during 1999. Certificates of deposit increased $2.9 million and lower cost deposits increased $13.0 million, respectively, during 1999. The increases were largely due to branch expansion, new cash management and Internet banking products, and continued penetration in existing markets due to continued enhancement of the bank's sales culture.

Total borrowings consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings increased by $66.7 million from December 31, 1998 to December 31, 1999.

Repurchase agreements include both term repurchase agreements and sweep arrangements. Term repurchase agreements increased from $3.0 million to $6.3 million and sweep products increased from $8.6 million to $22.4 million at December 31, 1998 and 1999, respectively. The majority of the increase is due to the successful introduction of a tiered rate sweep product in the second half of 1999.

FHLB borrowings increased to $50.1 million at December 31, 1999 from $0.5 million at December 31, 1998 due to management taking advantage of opportunities in the marketplace, anticipation of the Fleet branch acquisition, accumulation of additional cash reserves as part of the contingency planning for Year 2000, and normal year end fluctuation. Management expects to replace FHLB borrowings with lower cost transaction accounts upon completion of the Fleet branch acquisition.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 1999 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations.

The deposit premium to be paid by the bank upon the completion of the pending Fleet branch acquisition will be accounted for as "goodwill," which is an intangible asset and must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios. The company anticipates raising up to $12.0 million from a private placement of trust preferred securities to be completed at the end of the first quarter of 2000. Trust preferred securities may compose up to 25% of the company's Tier 1 capital (with any excess allocable to Tier 2 capital). Any trust preferred proceeds contributed to the bank from the company would be included in Tier 1 capital of the bank without limitation. The company currently intends to contribute a portion of the proceeds from the sale of these securities to the bank.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 1999, see note 9, "Stockholders' Equity", to the consolidated financial statements contained in Item 8.

Results of Operations

The company's results of operations depend primarily on the results of operations of the bank. The bank's results of operations depend primarily on the bank's net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the provision for loan losses. Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accrual loans and changes in interest rates. The provision for loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of net charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by the bank's non-interest income, which consists primarily of trust fees, deposit account fees, and gains and losses on sales of securities and loans, and the bank's level of non-interest expense and income taxes.

Rate/Volume Analysis

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 1999, 1998 and 1997.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 1999 and 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                                          December 31,
                           -------------------------------------------------------------------------------------------------------
                                              1999 vs. 1998                                         1998 vs. 1997
                           -------------------------------------------------     -------------------------------------------------
                                                        Rate/                                               Rate/
($ in thousands)            Volume         Rate        Volume        Total        Volume         Rate       Volume        Total
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
Interest Income
     Loans                 $    3,035   $     (955)  $     (154)  $    1,926     $   3,635    $     (342)  $      (80)  $    3,213
     Investments                1,539           61         (283)       1,317        (1,043)         (107)        (127)      (1,277)
     Federal funds               (517)         (51)          44         (524)          478            (4)         (13)         461
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                  4,057         (945)        (393)       2,719         3,070          (453)        (220)       2,397
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Interest Expense
     Savings/NOW/MM               106          (73)          (3)          30           149          (197)         (12)         (60)
     Time deposits                691         (433)         (42)         216           934           (91)         (14)         829
     Other borrowings             553          195          207          955          (161)         (165)          33         (293)
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                  1,350         (311)         162        1,201           922          (453)           7          476
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Change in net
     interest income       $    2,707   $     (634)  $     (555)  $    1,518     $   2,148    $       --    $     (227) $    1,921
                           ==========   ==========   ==========   ==========     =========    ==========    ==========  ==========


                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                     Year Ended December 31, 1999      Year Ended December 31, 1998     Year Ended December 31, 1997
                                    ------------------------------    ------------------------------  ------------------------------
                                                          Average                         Average                          Average
                                    Average              Interest    Average             Interest     Average             Interest
                                    Balance    Interest   Rate<F4>   Balance   Interest   Rate<F4>    Balance   Interest   Rate<F4>
                                    --------   --------   -------    --------  --------   -------     --------  --------   -------
($ in thousands)
Assets:

  Loans <F1><F2>                    $ 232,843   $ 20,736  8.91%     $ 200,491  $ 18,810    9.38%    $162,594    $15,597      9.59%
  Investment securities <F4>          129,311      7,624  6.51        105,435     6,307    6.45      121,401      7,584      6.54
  Federal funds sold                    1,626         78  4.80         11,484       602    5.24        2,615        141      5.39
                                      -------   --------            ---------  --------             --------    -------
    Total interest earnings assets    363,780     28,438  8.03%       317,410    25,719    8.26%     286,610     23,322      8.26%
                                                --------                       --------                         -------
  Other assets <F3>                    21,395                          21,626                         19,987
                                    ---------                       ---------                       --------

    Total assets                    $ 385,175                       $ 339,036                       $306,597
                                    =========                       =========                       ========

Liabilities and stockholders' equity:

  Savings, NOW and money market     $ 115,693   $  2,422  2.09%     $ 110,770  $  2,392    2.16%    $104,441    $ 2,452      2.35%
  Time deposits                       144,629      7,300  5.05        131,773     7,084    5.38      114,656      6,255      5.46
  Short-term borrowings                30,243      1,477  4.88         14,683       522    3.56       18,290        815      4.46
                                     --------   --------            ---------  --------             --------    -------
    Total interest-bearing deposits
       and borrowings                 290,565     11,199  3.85%       257,226     9,998    3.89%     237,387      9,522      4.01%
                                                --------                       --------                         -------

  Non-interest bearing deposits        63,691                          54,161                         45,371
  Other liabilities                     2,765                           2,578                          2,069
                                     --------                       ---------                       --------
    Total liabilities                 357,021                         313,965                        284,827

  Stockholders' equity                 28,154                          25,071                         21,770
                                     --------                       ---------                       --------

    Total liabilities and
       stockholders' equity         $ 385,175                       $ 339,036                       $306,597
                                    =========                       =========                       ========

Net interest rate spread                                  4.18%                            4.37%                             4.25%

Net interest income                             $ 17,239                       $ 15,721                         $13,800
                                                ========                       ========                         =======

Net interest margin                                       4.96%                            5.11%                             4.94%

<F1>     Average loans include non-accrual loans.

<F2>     Average loans are net of average deferred loan fees.

<F3>     Other assets include cash and due from banks, accrued interest receivable,  allowance for loan losses, real estate acquired by foreclosure, deferred income taxes and other miscellaneous assets.

<F4>     Average  balances are presented at average  amortized  cost and average  interest  rates are presented on a  tax-equivalent basis.

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

              COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

Net Income

The company had net income in 1999 of $4.1 million, or $1.28 per share and $1.22 per share on a basic and fully diluted basis, respectively, compared with net income in 1998 of $3.5 million, or $1.11 per share and $1.06 per share on a basic and fully diluted basis, respectively. (All per share amounts have been restated to give effect to a 2:1 stock split, effected through a stock dividend, effective January 4, 1999.) The increase in net income of $.6 million, or 16.6%, was primarily a result of an increase in net interest income of $1.5 million as the result of an increase in earning assets.

Net Interest Income

The bank's net interest income was $17.2 million for the year ended December 31, 1999, an increase of $1.5 million, or 9.7%, from $15.7 million in the year ended December 31, 1998, primarily a result of an increase in the bank's loan and investment balances funded principally by increases in deposits and short term borrowings.

Interest income on loans increased in the year ended December 31, 1999 to $20.7 million from $18.8 million for the year ended December 31, 1998. The increase was primarily due to an increase in the average gross loan balance from $200.5 million in fiscal 1998 to $232.8 million in fiscal 1999. Partially offsetting the increase was a decrease in the average interest rate earned on loans from 9.38% in fiscal 1998 to 8.91% in fiscal 1999. The decrease in the interest rate earned was primarily attributable to the bank originating larger loans at competitive rates. The decrease also resulted from three decreases in the prime lending rate during the fourth quarter of 1998. These decreases lowered the yield for most of 1999 and were partially offset by three rate increases in the second half of 1999, which have not fully impacted loans that re-price in 2000.

Interest income on investments increased for the year ended December 31, 1999 to $7.6 million from $6.3 million for the year ended December 31, 1998. The increase was primarily due to an increase in the average investment portfolio balance from $105.4 million in fiscal 1998 to $129.3 million in fiscal 1999. Also contributing to the increase was an increase in the average interest rate earned on investments from 6.45% in fiscal 1998 to 6.51% in 1999, both on a tax equivalent basis.

Interest expense on savings, NOW and money market accounts remained consistent at $2.4 million for the years ended December 31, 1999 and December 31, 1998. An increase in average balance from $110.8 million in fiscal 1998 to $115.7 million in fiscal 1999 was offset by a decline in interest rate paid from 2.16% in fiscal 1998 to 2.09% in fiscal 1999.

Interest expense on time deposits increased to $7.3 million for the year ended December 31, 1999 compared to $7.1 million for the year ended December 31, 1998. The increase was due to an increase in the average balance from $131.8 million in fiscal 1998 to $144.6 million in fiscal 1999. The increase in balance was partially offset by a decline in the average interest rate paid from 5.38% in fiscal 1998 to 5.05% in fiscal 1999. The decline in the interest rate paid on time deposits was due to both the run-offs of higher rate time deposits and the decline in rates offered by the bank, in response to changes in the market. Management will, from time to time, offer special programs with interest rates slightly higher than market on certificates of deposit to generate market share and penetration at the newer branches.

Interest expense on short-term borrowings, including borrowings from the Federal Home Loan Bank and repurchase agreements, increased to $1.5 million in fiscal 1999 from $0.5 million in fiscal 1998. The increase in average interest rate paid was due to increases in FHLB borrowings and sweep accounts, which bear higher rates of interest.

The net interest rate spread and net interest margin both decreased to 4.18% and 4.96%, respectively, for the year ended December 31, 1999, from 4.37% and 5.11%, respectively, for the year ended December 31, 1998, both on a tax equivalent basis. The decrease in spread and margin primarily resulted from a decrease in loan yields.

Provision for Loan Losses

The provision for loan losses amounted to $270,000 and $1,030,000 for the years ended December 31, 1999 and 1998, respectively. Loans, before the allowance for loan losses, have increased from $215.2 million, at December 31, 1998 to $261.2 million, at December 31, 1999, or an increase of 21.3%. Despite the growth in the bank's loan portfolio, there has not been a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Furthermore, management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that further additions to the allowance for loan loss were not necessary during the second half of 1999. Accordingly, the allowance for loan loss to gross loan ratio declined from 2.42% at December 31, 1998 to 2.08% at December 31, 1999.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $167,000 to $2,608,000 for the year ended December 31, 1999, compared to $2,441,000 for the year ended December 31, 1998. This increase was a result of increases in trust fees and other income.

Deposit fees decreased slightly from $905,000 in 1998 to $882,000 in 1999. The decrease was due to lower overdraft fees.

Trust fees increased by $208,000, or 20.7%, due primarily to stock market appreciation and an increase in trust assets under management.

Gains on sales of loans decreased by $75,000 from fiscal 1998 to fiscal 1999 due to less loan production due to higher interest rates and management's decision to hold more loans in the loan portfolio.

Other income increased by $57,000 from fiscal 1998 to fiscal 1999. Increases in check printing and wire fees were partially offset by a reduction in loan servicing income.

Gains (Losses) on Sales of Securities

Net gains from the sales of investment securities totaled $183,000 in 1999 compared to net gains of $476,000 in 1998. The net gain resulted from sales of securities based on management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Non-Interest Expense

Salaries and benefits expense totaled $8,395,000 for the year ended December 31, 1999, compared with $7,327,000 in 1998, an increase of $1,068,000, or 14.6%.
This increase was primarily the result of additional staff hired in 1998 and 1999 due to bank growth and strategic initiatives implemented by the bank.

Occupancy expense was $2,448,000 for the year ended December 31, 1999, compared with $2,196,000 in 1998, an increase of $252,000 or 11.5% due the opening of the Westford branch, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Audit, legal and other professional expenses decreased by $48,000, or 6.5%, in 1999 primarily as a result of expenses associated with the implementation of certain tax strategies in 1998 not incurred in 1999.

Advertising and public relations expenses increased to $502,000 for the year ended December 31, 1999 from $499,000 in 1998.

Office and data processing supplies expense increased by $27,000, or 7.9%, in the year ended December 31, 1999.

Trust professional and custodial expenses increased by $50,000, or 17.2%, due to an increase in trust assets under management, additional services being provided by the trust department, and increased professional fees as a percentage of assets.

The company's effective tax rate for the year ended December 31, 1999 was 26.7% compared to 29.4% for the year ended December 31, 1998. The reduction in rate is a result of the implementation of certain tax strategies.


              COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

Net Income

The company had net income in 1998 of $3.5 million, or $1.11 per share and $1.06 per share on a basic and fully diluted basis, respectively, compared with net income in 1997 of $2.9 million, or $.93 per share and $.91 per share on a basic and fully diluted basis, respectively. (All per share amounts have been restated to give effect to a 2:1 stock split, effected through a stock dividend, effective January 4, 1999.) The increase in net income of $.6 million, or 20%, was primarily a result of an increase in net interest income of $1.9 million as the result of an increase in loans and an increase in gains on sales of investments and loans of $.5 million and $.2 million, respectively. These increases were partially offset by an increase in the provision for loan losses of $.7 million and increases in non-interest expenses of $1.8 million. The increase in non-interest expense was primarily due to the increased costs associated with operating the Dracut branch for the first full year, the increased overhead associated with the overall growth of the bank, and various strategic initiatives.

Net Interest Income

The bank's net interest income was $15.7 million for the year ended December 31, 1998, an increase of $1.9 million, or 13.9%, from $13.8 million in the year ended December 31, 1997, primarily a result of an increase in the bank's loan balances funded principally by an increase in time deposits. These increases were partially offset by a reduction in investment income and increased interest expense as a result of the increase in time deposits.

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

Provision for Loan Losses

The provision for loan losses amounted to $1,030,000 and $320,000 for the years ended December 31, 1998 and 1997, respectively. Loans, before the allowance for loan losses, increased from $180.6 million, at December 31, 1997 to $215.2 million, at December 31, 1998, or an increase of 19.2%. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses for the year ended 1998, reflected both reserves for new originations and the related decline in reserve coverage and management's assessment of appropriateness of reserves on then existing balances.

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

The company's effective tax rate for the year ended December 31, 1998 was 29.4% compared to 36.1% for the year ended December 31, 1997. The reduction in rate was a result of the implementation of certain tax strategies. Professional fees associated with these strategies were fully absorbed in 1998. These expenses offset any tax benefit obtained in 1998.

                              Year 2000 Compliance

Year 2000 compliance was a high priority item in 1999. The project was unprecedented in its duration, its scope, and its bank-wide involvement. Overall efforts in preparing for the Year 2000 better equipped the bank in the areas of risk management and emergency preparedness. Although the new year arrived uneventfully, we will continue to monitor and confirm the functionality and accuracy of all company systems on an ongoing basis.

Included in other non-interest expenses are charges incurred in connection with the preparation, testing, modification or replacement of software and hardware in connection with the process of rendering the company's computer systems Year 2000 compliant. Excluding internal salary and benefit costs, approximately $225,000 in costs associated with Year 2000 remediation efforts were expensed, $215,000 in 1999 and $10,000 in 1998, respectively. These expenditures consisted of miscellaneous consulting, maintenance and modification costs and were expensed as incurred. Due to short-term personnel constraints it was necessary to engage consultants to assist in the Year 2000 management process. Other expenditures were incurred to replace or upgrade existing hardware and software and these costs were capitalized and amortized in accordance with the company's existing accounting policy. Other than one dedicated information system specialist the company did not separately track the portion of its salary and benefit costs allocable to the Year 2000 project.

                        Proposed Accounting Rule Changes

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 133 was superseded by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Implementation of SFAS No. 133 is not expected to have a material effect on the company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying the future interest rate environment affects prepayment speeds, reinvestment rates, maturities of investments due to call provisions, changes in interest rates on various assets and liability accounts based on different indices, and other factors, which vary under the different scenarios. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on the cumulative net interest income to 10% in the 24 month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

The following table summarizes the projected cumulative net interest income for a 24-month period from the company's interest bearing assets and liabilities as of December 31, 1999, resulting from a 200 basis point upward shift in the prime rate, 200 basis point downward shift in the prime rate and no change in the prime rate scenarios from the bank's asset/liability simulation model. Other rates (i.e., deposit, loan, and investment rates) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

                                                             December 31, 1999
                                                  -------------------------------------
                                                  Rates Rise     Rates       Rates Fall
     ($ in thousands)                               200 BP     Unchanged       200 BP
                                                  ----------   ---------     ----------
Interest Earning Assets:
   Variable rate loans                             $40,279       $35,505       $30,781
   Fixed rate loans                                 10,849        10,615         9,896
   Callable securities                               2,736         2,736         2,557
   Fixed maturity treasury and agency securities     1,347         1,288         1,228
   Other investment securities                      15,503        15,062        14,466
                                                   -------       -------       -------
      Total interest income                         70,714        65,206        58,928
                                                   -------       -------       -------
Interest Earning Liabilities:
   Time deposits                                    17,659        14,173        11,778
   NOW, money market, savings                        5,939         4,915         4,238
   Repurchase agreements                             2,071         1,707         1,532
   FHLB borrowings                                   7,609         6,481         5,354
                                                   -------       -------       -------
      Total interest expense                        33,278        27,276        22,902
                                                   -------       -------       -------
      Net interest income                          $37,436       $37,930       $36,026
                                                   =======       =======       =======

As of December 31, 1999, analysis indicated that the sensitivity of the net interest margin was in compliance with policy. Management estimates that, in a falling rate environment, there would be a reduction of the net interest income due to slower reductions in rates paid on deposits and increased cash flows from the company's loan and investment portfolio, which would be reinvested at lower marginal rates as rates fall, assuming a static balance sheet. Management estimates that, in a rising rate environment, there would be a small reduction in net interest income due to an increase in FHLB borrowing cost and other cost of funds not being entirely offset by increased income from the loan and investment portfolios.

The results and conclusions reached from the December 31, 1999 simulation are similar to the results of the December 31, 1998 simulation, except that net interest income increased in a rising rate environment, due to less sensitivity in the cost of funds. As shown in the following table, the 24-month net interest margin projection from the December 31, 1998 model reflects a decline when interest rates fall and an increase when rates rise.

                                            December 31, 1998
                                 -------------------------------------
                                 Rates Rise     Rates       Rates Fall
     ($ in thousands)              200 BP     Unchanged       200 BP
                                 ----------   ---------     ----------

Interest earning assets            $55,298     $50,000       $44,359
Interest earning liabilities        23,034      18,580        15,308
                                   -------     -------       -------
Net interest income                $32,264     $31,420       $29,051
                                   =======     =======       =======

Maturity information of the company's loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings are contained above under the caption "Investment Activities" and in Part II, Item 8 in Notes 7 and 8 to the company's financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of CMOs and callable securities as rates change.

The following table reflects management's estimates of when principal, shown at amortized cost, of CMOs and callable securities, held in the bank's portfolio as of December 31, 1999, will be repaid and the securities' weighted average interest rates under three scenarios: interest rates up 200 basis points (BP), down 200 basis points and no change. The difference in total yields in each scenario is caused principally by accelerating or decelerating the amortization/accretion on discounts and premiums on CMOs due to changing prepayment speeds.

                                                         Up 200 BP                   No Change                   Down 200 BP
                                                 ------------------------    ------------------------     ------------------------
                                                   Amortized        Yield       Amortized       Yield       Amortized        Yield
     ($ in thousands)                                Cost           Rate          Cost          Rate          Cost           Rate
                                                 -------------   --------    -------------    -------     -------------    --------
      0 - 12 Months                              $       7,075      6.18%    $       7,864      6.04%     $      23,754      6.15%
     13 - 24 Months                                     12,565      6.14%           12,576      6.16%            15,994      5.96%
     25 - 36 Months                                     16,118      6.27%           16,335      6.25%            14,380      6.29%
     37 - 48 Months                                      9,323      6.34%            9,710      6.37%             8,161      6.23%
     Over 48 Months                                     55,433      6.45%           54,029      6.45%            38,225      6.43%
                                                 -------------               -------------                -------------
        Total                                    $     100,514      6.35%    $     100,514      6.34%     $     100,514      6.25%
                                                 =============               =============                =============

Management also periodically assesses sensitivity of the change in the net value of assets and liabilities (MVPE) under different scenarios. As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases. Management monitors the MVPE on at least an annual basis. Although management does consider the effect on the MVPE when making asset/liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.

Item 8. Financial Statements

                   Index to Consolidated Financial Statements

                                                                           Page

     Independent Auditors' Report                                           32

     Consolidated Balance Sheets as of December 31, 1999 and 1998           33

     Consolidated Statements of Income for the years ended                  34
       December 31, 1999, 1998 and 1997

     Consolidated Statements of Changes in Stockholders' Equity             35
       for the years ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended              36
       December 31, 1999, 1998 and 1997

     Notes to the Consolidated Financial Statements                         38

[KMPG Logo]

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                        /s/ KPMG LLP


January 6, 2000
Boston, Massachusetts

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 1999 and 1998

($ in thousands)                                               1999          1998
                                                            ----------   ----------
          Assets

Cash and cash equivalents:
   Cash and due from banks (Note 14)                        $  17,089       19,668
   Daily federal funds sold                                        --        6,255
                                                            ---------    ---------
           Total cash and cash equivalents                     17,089       25,923
                                                            ---------    ---------

Investment securities at fair value (Notes 2 and 8)           153,427      114,659
Loans, less allowance for loan losses of $5,446
   in 1999 and $5,234 in 1998 (Notes 3 and 8)                 255,708      209,978
Premises and equipment (Note 4)                                 7,691        4,272
Accrued interest receivable (Note 5)                            3,264        2,424
Deferred income taxes, net (Note 12)                            4,071        1,787
Prepaid expenses and other assets                               1,590          863
Income taxes receivable                                           255          271
Real estate acquired by foreclosure (Note 6)                       --          304
                                                            ---------    ---------

           Total assets                                     $ 443,095      360,481
                                                            =========    =========

          Liabilities and Stockholders' Equity

Deposits (Note 7)                                           $ 333,423      317,666
Short-term borrowings (Notes 2 and 8)                          78,767       12,085
Escrow deposits of borrowers                                      795          687
Accrued expenses and other liabilities                          1,932        2,222
Accrued interest payable                                          715          623
                                                            ---------    ---------

           Total liabilities                                  415,632      333,283
                                                            ---------    ---------


Commitments and contingencies (Notes 4, 8, 13 and 14)

Stockholders' equity (Notes 1, 9 and 10):
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized; no shares issued                                 --           --
   Common stock $.01 par value per share; 10,000,000 and
      5,000,000 shares authorized at December 31, 1999
      and 1998, respectively; 3,229,893 and 3,167,684
      shares issued and outstanding at December 31, 1999
      and 1998, respectively                                       32           32
   Additional paid-in capital                                  16,149       15,560
   Retained earnings                                           14,026       10,610
   Accumulated other comprehensive income                      (2,744)         996
                                                            ---------    ---------

           Total stockholders' equity                          27,463       27,198
                                                            ---------    ---------

           Total liabilities and stockholders' equity       $ 443,095      360,481
                                                            =========    =========


See accompanying notes to consolidated financial statements.

                                   ENTERPRISE BANCORP, INC.

                               Consolidated Statements of Income

                         Years Ended December 31, 1999, 1998 and 1997

($ in thousands, except per share data)                     1999         1998         1997
                                                        -----------   ----------   ----------
Interest and dividend income:
       Loans                                             $   20,736       18,810       15,597
       Investment securities                                  7,624        6,307        7,584
       Federal funds sold                                        78          602          141
                                                         ----------   ----------   ----------
               Total interest income                         28,438       25,719       23,322
                                                         ----------   ----------   ----------
Interest expense:
       Deposits                                               9,722        9,476        8,707
       Borrowed funds                                         1,477          522          815
                                                         ----------   ----------   ----------
               Total interest expense                        11,199        9,998        9,522
                                                         ----------   ----------   ----------

               Net interest income                           17,239       15,721       13,800

Provision for loan losses (Note 3)                              270        1,030          320
                                                         ----------   ----------   ----------
               Net interest income after provision for
                   loan losses                               16,969       14,691       13,480
                                                         ----------   ----------   ----------
Non-interest income:
       Trust fees                                             1,215        1,007          710
       Deposit service fees                                     882          905          900
       Net gains (losses) on sales of investment
          securities (Note 2)                                   183          476          (37)

       Gains on sales of loans                                  154          229           35
       Other income                                             357          300          284
                                                         ----------   ----------   ----------
               Total non-interest income                      2,791        2,917        1,892
                                                         ----------   ----------   ----------
Non-interest expense:
       Salaries and employee benefits (Note 11)               8,395        7,327        6,421
       Occupancy expenses (Note 4 and 13)                     2,448        2,196        1,769
       Audit, legal and other professional fees                 696          744          464
       Advertising and public relations                         502          499          435
       Office and data processing supplies                      369          342          363
       Trust professional and custodial expenses                340          290          228
       Other operating expenses                               1,438        1,253        1,135
                                                         ----------   ----------   ----------
               Total non-interest expense                    14,188       12,651       10,815
                                                         ----------   ----------   ----------
Income before income taxes                                    5,572        4,957        4,557
Income tax expense (Note 12)                                  1,489        1,456        1,645
                                                         ----------   ----------   ----------

               Net income                                $    4,083        3,501        2,912
                                                         ==========   ==========   ==========

Basic earnings per share                                 $     1.28         1.11          .93
                                                         ==========   ==========   ==========

Diluted earnings per share                               $     1.22         1.06          .91
                                                         ==========   ==========   ==========

Basic weighted average common shares outstanding          3,187,292    3,165,134    3,152,924
                                                         ==========   ==========   ==========
Diluted weighted average common shares outstanding        3,335,338    3,299,432    3,224,054
                                                         ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                                                        ENTERPRISE BANCORP, INC.

                                       Consolidated Statements of Changes in Stockholders' Equity

                                              Years Ended December 31, 1999, 1998 and 1997

                                                          Common Stock    Additional             Comprehensive Income      Total
                                                      ------------------   Paid-in    Retained  ---------------------  Stockholder's
($ in thousands)                                       Shares     Amount   Capital    Earnings   Period   Accumulated     Equity
                                                      ---------  -------  ----------  --------  --------- -----------  -------------
Balance at December 31, 1996                          3,152,384   $  32   $ 15,461    $ 5,263             $    (108)   $ 20,648

Comprehensive Income
     Net income                                                                         2,912   $ 2,912                   2,912
     Unrealized appreciation on securities,
        net of reclassification                                                                     743         743         743
                                                                                                -------
Total comprehensive income                                                                      $ 3,655
                                                                                                =======
     Common stock dividend declared ($.1625 per share)                                   (512)                             (512)
     Stock options exercised (Note 10)                    8,050      --         54                                           54
                                                      ---------    ----   --------    -------             ---------     -------

Balance at December 31, 1997                          3,160,434      32     15,515      7,663                   635      23,845
                                                      ---------   -----   --------    -------             ---------    --------
Comprehensive income
     Net income                                                                         3,501     3,501                   3,501
     Unrealized appreciation on securities,
        net of reclassification                                                                     361         361         361
                                                                                                -------
Total comprehensive income                                                                      $ 3,862
                                                                                                =======
     Common stock dividend declared ($.175 per share)                                    (554)                             (554)
     Stock options exercised (Note 10)                    7,250      --         45                                           45
                                                      ---------   -----   --------    -------             ---------    --------

Balance at December 31, 1998                          3,167,684      32     15,560     10,610                   996      27,198
                                                      ---------   -----   --------    -------             ---------    --------
Comprehensive income
     Net Income                                                                         4,083     4,083                   4,083
     Unrealized depreciation on securities,
        net of reclassification                                                                  (3,740)     (3,740)     (3,740)
                                                                                                -------
Total comprehensive income                                                                      $   343
                                                                                                =======
     Common stock dividend declared ($.210 per share)                                    (667)                             (667)
     Common stock issued-Dividend Reinvestment Plan      27,054      --        388                                          388
     Stock options exercised (Note 10)                   35,155      --        201                                          201
                                                      ---------   -----   --------    -------               -------    --------

Balance at December 31, 1999                          3,229,893   $  32   $16,149     $14,026               $(2,744)   $ 27,463
                                                      =========   =====   =======     =======               =======    ========
Disclosure of reclassification amount:                    1999       1998       1997
                                                        -------    -------    --------
Gross unrealized appreciation (depreciation)
     arising during the period                          $(5,567)   $   994    $ 1,217
Tax (expense) benefit                                     1,947       (321)      (496)
                                                        -------    -------    -------
Unrealized holding appreciation (depreciation),
     net of tax                                          (3,620)       673        721
                                                        -------    -------    -------
Less: reclassification adjustment for gains (losses)
      included in net income (net of $63,
      $164, and ($15) tax, respectively)                    120        312        (22)
                                                        -------    -------    -------
Unrealized appreciation (depreciation) on securities,
      net of reclassification                           $(3,740)   $   361    $   743
                                                        =======    =======    =======

See accompanying notes to consolidated financial statements.

                                         ENTERPRISE BANCORP, INC.

                                   Consolidated Statements of Cash Flows

                               Years Ended December 31, 1999, 1998 and 1997

($ in thousands)                                                       1999           1998          1997
                                                                    ----------      --------      --------
Cash flows from operating activities:
    Net income                                                       $  4,083         3,501         2,912
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Provision for loan losses                                       270         1,030           320
          Depreciation and amortization                                 1,374         1,134           945
          Net (gains) losses on sale of investments                      (183)         (476)           37
          Gain on sale of loans                                          (154)         (229)          (35)
          Loss on sale of real estate                                      54            14            23
          (Increase) decrease in loans held for sale,
              net of gain                                                (735)          229           109
          (Increase) decrease in accrued
              interest receivable                                        (840)          547          (271)
          Increase in prepaid expenses and
              other assets                                               (727)         (218)         (154)
          Increase in deferred income taxes                              (274)         (363)         (208)
          Increase (decrease) in accrued expenses and
              other liabilities                                          (290)          338           599
          Increase in accrued interest payable                             92            57            60
          (Increase) decrease in income taxes receivable                   16           (51)          (80)
                                                                     --------      --------      --------
              Net cash provided by operating activities                 2,686         5,513         4,257
                                                                     --------      --------      --------
Cash flows from investing activities:
    Proceeds from sales of investment securities                       12,524        21,252         9,269
    Proceeds from maturities, calls and paydowns
       of investment securities                                        17,539        40,388        13,901
    Purchase of investment securities                                 (74,558)      (62,476)      (15,505)
    Proceeds from sales of real estate acquired
       by foreclosure                                                     250           173           200
    Net increase in loans                                             (45,111)      (34,812)      (36,696)
    Additions to premises and equipment, net                           (4,633)       (1,270)       (1,573)
    Purchase of real estate owned as a result of
       foreclosure/workout activities                                      --            --          (100)
                                                                     --------      --------      --------
              Net cash used in investing activities                   (93,989)      (36,745)      (30,504)
                                                                     --------      --------      --------
Cash flows from financing activities:
     Net increase in deposits                                          15,757        34,417        39,820
     Net increase (decrease) in short-term borrowings                  66,682          (382)       (4,270)
     Net increase in escrow deposits of borrowers                         108            75           201
     Cash dividends paid                                                 (667)         (554)         (512)
     Proceeds from reinvestment of dividends                              388            --            --
     Net proceeds from exercise of stock options                          201            45            54
                                                                     --------      --------      --------
              Net cash provided by financing activities                82,469        33,601        35,293
                                                                     --------      --------      --------

Net (decrease) increase in cash and cash equivalents                   (8,834)        2,369         9,046
Cash and cash equivalents at beginning of year                         25,923        23,554        14,508
                                                                     --------      --------      --------

Cash and cash equivalents at end of year                             $ 17,089        25,923        23,554
                                                                     ========      ========      ========

See accompanying notes to consolidated financial statements.

                                                                                       (Continued)



                                         ENTERPRISE BANCORP, INC.

                                   Consolidated Statements of Cash Flows
                                                (Continued)

                               Years Ended December 31, 1999, 1998 and 1997


                                                                       1999           1998          1997
                                                                    ----------      --------      --------
Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings               $11,107          9,941         9,480
        Income taxes                                                   1,588          1,996         1,933


     Transfers from loans to real estate acquired
        by foreclosure                                                    --             98           433


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 1999, 1998 and 1997


(1)    Summary of Significant Accounting Policies

         (a) Holding Company Formation - Agreement and Plan of Reorganization Enterprise Bancorp, Inc. (the "company") was organized on February 29, 1996 at the direction of Enterprise Bank and Trust Company (the "bank") for the purpose of becoming the holding company of the bank (the "Reorganization"). Upon the effectiveness of the Reorganization, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became the shareholders of the company.

         (b) Basis of Presentation
         The consolidated financial statements of Enterprise Bancorp, Inc. include the accounts of the company and its wholly owned subsidiary, the bank, Enterprise Bank and Trust Company. The bank has a wholly owned subsidiary, Enterprise Securities Corporation, Inc., which was incorporated on March 1, 1991 to hold certain investment securities, and a substantially owned subsidiary, Enterprise Realty Trust, Inc., which invests in commercial and residential mortgage loans originated by the bank. During 1999 the bank dissolved its wholly owned subsidiary, ERT Holdings, Inc., which served as the vehicle for the bank's indirect ownership of Enterprise Realty Trust, Inc. Certain legislation enacted during the year made it unnecessary for ERT Holdings, Inc. to own Enterprise Realty Trust, Inc., and, accordingly, it transferred its shares in Enterprise Realty Trust, Inc. to the bank and was dissolved. The accounting and reporting policies of the company conform to generally accepted accounting principles and to prevailing practices within the banking industry.

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

         Enterprise Bank and Trust Company is a Massachusetts trust company, which commenced banking operations on January 3, 1989. The bank's main office is located at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. Branch offices were opened in Chelmsford, Massachusetts in June of 1993, Leominster, Massachusetts in May of 1995, Billerica, Massachusetts in June of 1995, Tewksbury, Massachusetts in October of 1996, Dracut, Massachusetts in November of 1997, and Westford, Massachusetts in November 1999. The bank's deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.

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

         (c) Investment Securities
         Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 1999 and 1998, all of the company's investment securities were classified as available for sale and carried at fair value.

         Investment   securities'   discounts  are  accreted  and  premiums  are
         amortized over the period of estimated principal repayment using methods, which approximate the interest method.

         Gains or losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

         (d) Loans
         The company grants single family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of
         consumer  loans.  In  addition,   the  company  grants  loans  for  the
         construction of residential homes, multi-family properties, and commercial real estate properties and for land development. Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers' geographic areas. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy.

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

         Loans held for sale are carried at the lower of aggregate amortized cost or market value, giving consideration to commitments to originate additional loans and commitments to sell loans. When loans are sold a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

         (e) Allowance for Loan Losses
         The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

         The determination of the adequacy of the allowance is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality, and assumptions about the economic environment in which the bank operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem loans. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-offs, delinquency and non-performing loan data, peer group data, forecasts of economic conditions and the overall-banking environment. These reviews are dependent upon estimates, appraisals, and judgments, which can change quickly because of changing economic conditions and the management's perception as to how these conditions affect the debtors' economic prospects.

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

         (f) Premises and Equipment
         Landis carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Fully depreciated assets are not included in the premises and equipment inventory. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related asset categories as follows:

             Buildings                                            25 years
             Leasehold improvements                               10 years
             Computer software and equipment                  3 to 5 years
             Furniture, fixtures and equipment                3 to 5 years

         (g) Real Estate Acquired by Foreclosure
         Realestate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate formally acquired in settlement of loans is initially recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received less estimated selling costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to net fair value are charged to real estate operations in the current period. Gains and losses upon disposition are reflected in earnings as realized.

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

                                                              (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         (j) Trust Assets
         Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company. Trust assets under management at December 31, 1999 and 1998 totaled $216.7 million and $195.4 million, respectively. Income from trust activities is reported on an accrual basis.

         (k) Earnings Per Share
         Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 148,046, 134,298 and 71,130 for the years ended December 31, 1999, 1998 and 1997, respectively.

         (l) Reporting Comprehensive Income
         Comprehensive Income is defined as net income plus revenues, expenses, gains, and losses that under generally accepted accounting principles are excluded from net income. The bank classifies items of comprehensive income by their nature in the financial statements, and displays the accumulated balance of comprehensive income separately from retained earnings and additional-paid-in capital in the equity section of the balance sheet. Reporting comprehensive income only affects the presentation in the financial statements and has no impact on the bank's results of operations.

         (m) Stock Split
         On January 4, 1999, the company effected a 2:1 stock split through the payment of a stock dividend. All share and per share data has been adjusted to reflect the stock split.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(2)      Investment Securities

         The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                             1999
                                                   -------------------------------------------------------
                                                   Amortized        Unrealized     Unrealized        Fair
       ($ in thousands)                               cost         appreciation   depreciation      value
                                                   --------        ------------   ------------     -------
U.S. agency obligations                            $ 26,989                13            470         26,532
U.S. treasury obligations                             2,997                15             --          3,012
U.S. agency mortgage-backed
    securities                                       80,721                 7          2,297         78,431
Municipal obligations                                43,924                74          1,507         42,491
                                                   --------          --------       --------       --------
    Total bonds and obligations                     154,631               109          4,274        150,466
Federal Home Loan Bank stock,
    at cost                                           2,961                --             --          2,961
                                                   --------          --------       --------       --------

    Total investment securities                    $157,592               109          4,274        153,427
                                                   ========          ========       ========       ========

                                                                             1998
                                                   -------------------------------------------------------
                                                   Amortized        Unrealized     Unrealized        Fair
       ($ in thousands)                               cost         appreciation   depreciation      value
                                                   --------        ------------   ------------     -------
U.S. agency obligations                            $ 28,277               609             32         28,854
U.S. treasury obligations                             7,010               314             --          7,324
U.S. agency mortgage-backed
    securities                                       45,856               137             81         45,912
Municipal obligations                                28,970               639              1         29,608
                                                   --------          --------       --------       --------
    Total bonds and obligations                     110,113             1,699            114        111,698
Federal Home Loan Bank stock,
    at cost                                           2,961                --             --          2,961
                                                   --------          --------       --------       --------

    Total investment securities                    $113,074             1,699            114        114,659
                                                   ========          ========       ========       ========


         Included in U.S. agency securities are investments that can be called prior to final maturity with fair values of $19,574,000 and $20,735,000 at December 31, 1999 and 1998, respectively. Included in U.S. agency mortgage-backed securities are collateralized mortgage-backed obligations with fair values of $78,221,000 and $45,581,000 at December 31, 1999 and 1998, respectively.

         At December 31, 1999, securities with a fair value of $32,561,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $969,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 1998, securities with a fair value of $15,269,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,025,000 were pledged as collateral for treasury, tax and loan deposits.


                                                                 (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         The contractual maturity distribution of total bonds and obligations at December 31, 1999 is as follows:

                                    Amortized              Fair
($ in thousands)                      Cost     Percent     Value     Percent
                                    ---------  -------   --------    -------

Within one year                     $  3,201     2.07%   $  3,189      2.12%
After one but within three years      15,592    10.09      15,578     10.36
After three but within five years     16,057    10.38      15,850     10.53
After five but within ten years       57,120    36.94      55,213     36.69
After ten years                       62,661    40.52      60,636     40.30
                                    --------   ------    --------    ------
                                    $154,631   100.00%   $150,466    100.00%
                                    ========   ======    ========    ======


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

         Sales and calls of investment securities for the years ended December 31, 1999, 1998, and 1997 are summarized as follows:

($ in thousands)                            1999        1998       1997
                                          --------    --------   --------

Book value of securities sold or called   $ 22,951      52,072     19,725
Gross realized gains on sales/calls            184         476         16
Gross realized losses on sales/calls            (1)         --        (53)
                                          --------    --------   --------
   Total proceeds from sales or
        calls of investment securities    $ 23,134      52,548     19,688
                                          ========    ========   ========

(3)    Loans and Loans Held for Sale

         Major classifications of loans and loans held for sale at December 31, are as follows:

       ($ in thousands)                       1999                 1998
                                            ---------           ---------
Real estate:
   Commercial                               $ 104,940              80,207
   Construction                                18,198              16,637
   Residential                                 50,156              44,680
                                            ---------           ---------
        Total real estate                     173,294             141,524

Commercial                                     68,177              55,570
Home equity                                    14,135              13,436
Consumer                                        6,672               5,682
                                            ---------           ---------
        Total loans                           262,278             216,212

Deferred loan origination fees                 (1,124)             (1,000)
Allowance for loan losses                      (5,446)             (5,234)
                                            ---------           ---------

        Net loans and loans held for sale   $ 255,708             209,978
                                            =========           =========

                                                                     (continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 1999, and 1998, the outstanding loan balances to directors and officers of the company and their associates was $5.3 million and $5.1 million, respectively. Unadvanced portions of lines of credit available to directors and officers were $2.2 million and $1.7 million, as of December 31, 1999 and 1998, respectively. During 1999, new loans and net increases in loan balances on lines of credit under existing commitments of $0.7 million were made and principal paydowns of $0.5 million were received. All loans to these related parties are current.

         Non-accrual loans at December 31, are summarized as follows:

($ in thousands)                              1999              1998
                                             ------            ------

Real estate                                  $2,484               350
Commercial                                      368               754
Consumer, including home equity                  46               159
                                             ------            ------

    Total non-accrual                        $2,898             1,263
                                             ======            ======

         There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 1999, 1998 and 1997. The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

($ in thousands)                                1999       1998      1997
                                                ----       ----      ----

Income in accordance with original loan terms   $392        239       427
Income recognized                                242        108       185
                                                ----       ----      ----

    Reduction in interest income                $150        131       242
                                                ====       ====      ====


         At December 31, 1999 and 1998, total impaired loans were $1.9 million and $1.1 million, respectively. In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 1999 and 1998, respectively. All of the $1.9 million of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 1999 and 1998, the average recorded value of impaired loans was $1.7 million and $1.2 million, respectively. Included in the reduction in interest income in the table above is $49,000 and $76,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 1999 and 1998, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

($ in thousands)                        1999          1998            1997
                                      -------        -------         ------

Balance at beginning of year          $ 5,234          4,290          3,895

    Provision charged to operations       270          1,030            320
    Loan recoveries                       114             54            376
    Loans charged-off                    (172)          (140)          (301)
                                      -------        -------        -------

Balance at end of year                $ 5,446          5,234          4,290
                                      =======        =======        =======

         At December 31, 1999, 1998 and 1997, the bank was servicing mortgage loans sold to investors amounting to $24,001,000, $26,491,000, and $27,307,000, respectively.


(4)    Premises and Equipment

       Premises and equipment at December 31, are summarized as follows:

($ in thousands)                                   1999           1998
                                                 --------       --------

Land                                             $    608            285
Buildings and leasehold improvements                5,143          3,257
Computer software and equipment                     2,959          2,027
Furniture, fixtures and equipment                   1,636            792
                                                 --------       --------
                                                   10,346          6,361
Less accumulated depreciation and amortization     (2,655)        (2,089)
                                                 --------       --------

                                                 $  7,691          4,272
                                                 ========       ========

         The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. At December 31, 1999 minimum lease payments for these operating leases were as follows:

          ($ in thousands)
           Payable in:
              2000                                        $  296
              2001                                           134
              2002                                            61
              2003                                            19
              Thereafter                                       1
                                                            ----

              Total minimum lease payments                $  511
                                                          ======

         Total rent expense for the years ended December 31, 1999, 1998 and 1997 amounted to $488,000, $403,000 and $292,000, respectively.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(5)    Accrued Interest Receivable

       Accrued interest receivable consists of the following at December 31:

       ($ in thousands)                                   1999     1998
                                                         ------   ------

          Investments                                    $1,688    1,062
          Loans and loans held for sale                   1,576    1,362
                                                         ------   ------

                                                         $3,264    2,424
                                                         ======   ======

(6)    Real Estate Acquired by Foreclosure

       Realestate acquired by foreclosure is comprised of commercial real estate properties of $0 and $304,000 at December 31, 1999 and 1998, respectively. An analysis of real estate acquired by foreclosure for the years ended December 31, is as follows:

       ($ in thousands)                                   1999      1998
                                                         -----     ------

          Balance at beginning of year                   $ 304      393
              Acquisitions as a result of foreclosures      --       98
              Sales proceeds and principal repayments,
                  net of loss on sale                     (304)    (187)
                                                         -----    -----
          Balance at end of year                         $  --      304
                                                         =====    =====
(7)    Deposits

       Deposits at December 31, are summarized as follows:

       ($ in thousands)                                  1999        1998
                                                       --------     -------

          Demand                                       $ 67,308      59,618
          Savings                                        32,019      23,914
          NOW                                            59,040      62,911
          Money market                                   28,487      27,602
          Time deposits less than $100,000               95,045      92,652
          Time deposits of $100,000 or more              51,524      50,969
                                                       --------    --------

                                                       $333,423     317,666
                                                       ========   =========

         Interest expense on time deposits with balances of $100,000 or more amounted to $2,438,000 in 1999, $2,538,000 in 1998, and $2,097,000 in
         1997.

         The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 1999:

                                               Less     Greater
                                               than      than
($ in thousands)                             $100,000  $100,000   Total
                                             --------  --------   ------

Due in less than three months                $29,216    27,242    56,458
Due in over three through twelve months       52,305    20,833    73,138
Due in twelve months through thirty months    13,524     3,449    16,973
                                             -------   -------   -------

                                             $95,045    51,524   146,569
                                             =======   =======   =======

                                                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(8)    Short-Term Borrowings

       Borrowed funds at December 31, are summarized as follows:

                                                  1999                    1998                  1997
                                          --------------------    --------------------   ------------------
                                                       Average                 Average              Average
($ in thousands)                            Amount      Rate        Amount      Rate      Amount      Rate
                                          ----------   -------    ---------    -------   --------   -------
Securities sold under agreements to
    repurchase                             $  28,697     4.99%    $  11,615     2.70%    $ 11,047     3.35%
Federal Home Loan Bank of Boston
    borrowings                                50,070     4.68%          470     5.94%       1,420     7.05%
                                           ---------              ---------              --------

                                           $  78,767     4.79%    $  12,085     2.83%    $ 12,467     3.77%
                                           =========              =========              ========

         Securities sold under agreement to repurchase averaged $18,002,000, $12,673,000, and $13,864,000 during 1999, 1998, and 1997, respectively.
         Maximum amounts outstanding at any month end during 1999, 1998, and 1997 were $28,697,000, $16,426,000, and $19,398,000, respectively. The average cost of repurchase agreements was 4.43%, 3.19%, and 4.07% during fiscal 1999, 1998, and 1997, respectively.

         The bank  became a member  of the  Federal  Home  Loan  Bank of  Boston
         ("FHLB") in March 1994. FHLB borrowings averaged $12,241,000, $2,011,000, and $4,426,000 during 1999, 1998, and 1997, respectively.
         Maximum amounts outstanding at any month end during 1999, 1998, and 1997 were $50,070,000 $7,836,000, and $10,372,000, respectively. The average cost of FHLB borrowings was 5.55%, 5.88%, and 5.68% during fiscal 1999, 1998, and 1997, respectively. Borrowings from the FHLB are secured by FHLB stock, 1-4 family owner occupied residential loans and the bank's investment portfolio not otherwise pledged.

         As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 1999, the bank had the additional capacity to borrow up to approximately $51,810,000 from the FHLB.

(9)    Stockholders' Equity

         The company's authorized capital is divided into common stock and preferred stock. On May 10, 1999, the number of authorized shares of the company's common stock was increased from 5,000,000 to 10,000,000. The company is authorized to issue 1,000,000 shares of preferred stock.

         Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

         The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company's common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 1999, the first year in which the plan was in effect, the company issued 27,054 shares under the plan at a per share purchase price of $14.35.

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         The company maintains a shareholders rights plan pursuant to which each share of common stock includes a right to purchase under certain circumstances one-two hundredth of a share of the company's Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $37.50 per one-two hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company.
         The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the company's outstanding shares of common stock. The rights will expire, unless earlier redeemed or exchanged by the company, on January 13, 2008. The rights have no voting or dividend privileges, and unless and until they become exercisable have no dilutive effect on the earnings of the company.

         Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 1999.

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

         Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1999, that the company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

                                                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

         The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                             Minimum Capital        Minimum Capital
                                                                               For Capital              To Be
                                                        Actual              Adequacy Purposes       Well Capitalized
($ in thousands)                                   Amount    Ratio         Amount      Ratio        Amount      Ratio
                                                 ---------  -------      ---------   ---------     ---------   -------
   As of December 31, 1999:
Total Capital
   (to risk weighted assets)                     $ 33,325    11.50%       $ 23,184      8.0%       $ 28,980     10.0%

Tier 1 Capital
   (to risk weighted assets)                       29,673    10.24%         11,592      4.0%         17,388      6.0%

Tier 1 Capital*
   (to average assets)                             29,673     6.98%         17,000      4.0%         21,250      5.0%

   As of December 31, 1998:
Total Capital
   (to risk weighted assets)                     $ 28,990    12.55%       $ 18,482      8.0%       $ 23,102     10.0%

Tier 1 Capital
   (to risk weighted assets)                       26,072    11.29%          9,241      4.0%         13,861      6.0%

Tier 1 Capital*
   (to average assets)                             26,072     7.31%         14,273      4.0%         17,842      5.0%

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

         The board of directors of the company adopted a 1998 stock incentive plan (the "1998 plan"), which was approved by the shareholders of the company in 1998. The 1998 plan permits the board of directors to grant incentive and non-qualified options (as well as shares of stock, with or without restrictions, and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 157,620 shares of common stock.

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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


         All options granted thus far are generally exercisable at the rate of 25% a year. All options granted prior to 1998, expire 10 years from the date of the grant. All options granted in 1998 expire 7 years from the date of grant. No options were granted in 1999. All options granted thus far are categorized as incentive stock options. Stock option transactions are summarized as follows:

                                                         1999                      1998                       1997
                                               -------------------------  -----------------------   -----------------------
                                                              Wtd. Avg.                 Wtd. Avg.                 Wtd. Avg.
                                                              Exercise                  Exercise                  Exercise
                                                  Shares        Price        Shares       Price       Shares        Price
                                               ----------    -----------  ----------   ----------   ----------   ---------

Outstanding at beginning of year                  379,550    $     7.97      296,750   $     6.55      255,300   $    6.07
   Granted                                         12,760         12.50       90,500        12.50       50,900        9.00
   Exercised                                      (35,155)         5.62       (7,250)        6.28       (8,050)       6.72
   Forfeited                                       (2,025)        11.54         (450)        9.00       (1,400)       6.79
                                               ----------                 ----------                ----------
Outstanding at end of year                        355,130          8.35      379,550         7.97      296,750        6.55
                                               ==========                 ==========                ==========
Exercisable at end of year                        251,580          7.25      216,010         6.07      185,950        5.76
Shares reserved for future grants                  56,385                     67,120                       204

       A summary of options outstanding and exercisable by exercise price as of December 31, 1999 follows:
                                        Outstanding               Exercisable
                              ------------------------------      -----------
                                                  Wtd. Avg.
                                                 Remaining
 Exercise Price                 # Shares            Life            # Shares
 --------------               -------------    -------------     --------------

   $ 5.50                           109,920             0.51            109,920
   $ 6.00                             4,000             4.43              4,000
   $ 6.75                            41,400             5.52             41,400
   $ 7.00                            48,800             6.51             36,450
   $ 9.00                            49,450             7.51             24,850
   $12.50                           101,560             5.94             34,960
                              -------------    -------------     --------------
                                    355,130             4.43            251,580
                              =============    =============      =============

         The company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

($ in thousands, except per share data)           1999        1998        1997
                                                --------     ------     -------

Net income as reported                          $  4,083      3,501      2,912
Pro forma net income                               3,915      3,364      2,840

Basic earnings per share as reported                1.28       1.11       0.93
Pro forma basic earnings per share                  1.23       1.06       0.90

Fully diluted earnings per share as reported        1.22       1.06       0.91
Pro forma fully diluted earnings per share          1.17       1.02       0.88

         Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating the compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above since options granted prior to January 1, 1995 are not considered. The per share weighted average fair value of stock options granted in 1999, 1998 and 1997 was determined to be $4.00, $4.00 and $2.88, respectively. The fair value of the options was determined to be 32% of the market value of the stock at the date of grant. The value was based on consultation with compensation consultants hired by the company and subsequent validation by management using a binomial distribution model. The assumptions used in the model at the last option grant date for the risk-free interest rate, expected volatility and expected life in years were 4.65%, 15%, and 8, respectively.

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(11)     Employee Benefit Plans

         401(k) Defined Contribution Plan

         The company has a 401(k) defined-contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for 1999, 1998 and 1997 were 101%, 85% and 84%, respectively, up to the first 6% contributed by the employee. The increase from 85% in 1998 to 101% in 1999, was a result of an additional match due to favorable performance in the Employee Bonus Program as discussed below. The company's expense for the 401(k) plan match for the years ended December 31, 1999, 1998 and 1997 was $329,000, $227,000, and $186,000, respectively.

         All employees, at least 21 years of age, are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

         Employee Bonus Program

         The company bonus program  includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending upon which group the employee falls into: vice presidents and above, officers, and non-officer employees. In 1999, 1998 and 1997, gross payments charged to salaries and benefits expense under the plan were $993,000, $896,000, and $589,000, respectively. In addition to the $993,000 increase in salaries, the bank also increased the employer contribution to the 401(k) plan by $165,000, or an additional 51% of employee contributions up to the first 6% contributed by the employee. The $165,000 increase on employer match on the company's 401(k) plan is also included in salaries and benefits for 1999.

         The company maintains a supplemental cash bonus plan for certain executive officers. The goals, objectives and payout schedule of this plan were approved by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 1999, 1998, and 1997, $222,000, $147,000, and $70,000. respectively, was charged to salaries and benefits under this plan.

         Split-Dollar Plan

         The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996 and in 1999 the company increased this plan. In 1999 the company also opened plans for the president and an executive vice president. The plans provide for the company to fund the purchase of a cash value life insurance policy owned by the executive. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums under the three plans are $267,000 through 2004, $93,000 through 2012 and $34,000 through 2010, respectively. The amount charged to expense for these benefits was $23,000, $2,000, and 31,000 in 1999, 1998, and
         1997, respectively.

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(12)   Income Taxes

       The components of income tax expense for the years ended December 31 were calculated using the liability method as follows:

 ($ in thousands)                                1999       1998        1997
                                               -------    -------    -------
Current tax expense:
   Federal                                     $ 1,715      1,791      1,389
   State                                            48         28        464
                                               -------    -------    -------
        Total current tax expense                1,763      1,819      1,853
                                               -------    -------    -------
Deferred tax expense (benefit):
   Federal                                        (274)      (369)      (155)
   State                                            --          6        (53)
                                               -------    -------    -------
        Total deferred tax expense (benefit)      (274)      (363)      (208)
                                               -------    -------    -------

        Total income tax expense               $ 1,489      1,456      1,645
                                               =======    =======    =======

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                     1999                    1998                   1997
                              ------------------    ---------------------   -------------------
($ in thousands)               Amount        %        Amount         %        Amount       %
                              --------    ------    ----------    -------   ---------    ------
Computed income tax expense
   at statutory rate          $ 1,894      34.0%     $ 1,685      34.0%     $ 1,549      34.0%
State income taxes, net of
   federal tax benefit             32       0.6%          22       0.4%         271       5.9%
Municipal bond interest          (536)     (9.6%)       (303)     (6.1%)       (215)     (4.7%)
Other                              99       1.7%          52       1.1%          40       0.9%
                              -------      ----      -------      ----      -------      ----

Income tax expense            $ 1,489      26.7%     $ 1,456      29.4%     $ 1,645      36.1%
                              =======      ====      =======      ====      =======      ====

       At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

($ in thousands)                            1999            1998
                                           -------         ------
Deferred tax asset:
     Allowance for loan losses              $1,915          1,810
     Net unrealized depreciation on          1,421             --
         investment securities
     Depreciation                              491            405
     Other                                     244            161
                                            ------         ------

         Total                               4,071          2,376

Deferred tax liability:
     Net unrealized appreciation on
         investment securities                  --            589
                                            ------         ------
Net deferred tax asset                      $4,071          1,787
                                            ======         ======

         Management believes that it is more likely than not that current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 1999.
                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(13)   Related Party Transactions

         The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which include various bank officers and directors. The maximum remaining term of the leases including options is for 20 years.

         Total amounts paid to the realty trusts for the years ended December 31, 1999, 1998 and 1997, were $366,000, $297,000 and $230,000, respectively.

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

         Financial instruments with off-balance sheet credit risk at December 31, 1999 and 1998, are as follows:

($ in thousands)                                     1999            1998
                                                    -------         ------

Commitments to originate loans                      $14,386         21,165
Standby letters of credit                             3,728          3,557
Unadvanced portions of consumer loans
   (including credit card loans)                      2,631          4,985
Unadvanced portions of construction loans            13,589          7,969
Unadvanced portions of home equity loans             14,003         11,377
Unadvanced portions of commercial lines of credit    28,993         31,696

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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



         The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 1999 and 1998, the company had commitments to sell loans totaling $276,000 and $1,071,000, respectively.

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

         The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $1,500,000 at December 31, 1999, and approximately $1,300,000 at December 31, 1998.

         The company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

         The bank has received all required regulatory approvals to acquire two branch offices of Fleet National Bank, a subsidiary of FleetBoston Financial Corporation. The parties presently anticipate that the bank's acquisition of the branches will be completed in the third quarter of 2000. However, no assurance can be given as to when the acquisition will be consummated, if at all.

(15)   Fair Values of Financial Instruments

         The following methods and assumptions were used by the company in estimating fair values of its financial instruments:

         The respective carrying values of certain financial instruments approximated their fair value, as they were short-term in nature or payable on demand. These include cash and due from banks, daily federal funds sold, accrued interest receivable, repurchase agreements, and accrued interest payable and non-certificate deposit accounts.

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

                                                                     (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



         Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 1999 for similar instruments.

         Limitations: The estimates of fair value of financial instruments were based on information available at December 31, 1999 and 1998 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         Fair value estimates were based on existing on and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate.

         In addition, the tax ramifications related to the realization of the unrealized appreciation and depreciation can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the company.

                                                      1999                1998
                                             --------------------   -------------------
                                               Carrying    Fair      Carrying    Fair
($ in thousands)                                Amount     Value      Amount     Value
                                             ----------  --------   ----------  -------
Financial assets:
       Cash and cash equivalents              $ 17,089     17,089     25,923     25,923
       Investment securities                   153,427    153,427    114,659    114,659
       Loans, net                              255,708    257,024    209,978    215,559
       Accrued interest receivable               3,264      3,264      2,424      2,424

Financial liabilities:
       Non-interest bearing demand deposits     67,308     67,308     59,618     59,618
       Savings, NOW and money market           119,546    119,546    114,427    114,427
       Time deposits                           146,569    146,732    143,621    144,085
       Short-term borrowings                    78,767     78,767     12,085     12,085
       Escrow deposit of borrowers                 795        795        687        687
       Accrued interest payable                    670        670        623        623

                                                                    (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


 (16)  Parent Company Only Financial Statements

                                 Balance Sheets
                                                                      December 31,
                                                                -----------------------
       ($ in thousands)                                           1999           1998
                                                                --------       --------
   Assets

Cash and due from subsidiary                                    $    334            149
Investment in subsidiary                                          27,120         27,049
Other assets                                                           9             --
                                                                --------       --------
        Total assets                                            $ 27,463         27,198
                                                                ========       ========

   Liabilities and Stockholders' Equity

Preferred stock, par value $.01 per share,
   1,000,000 shares authorized; no shares
   issued                                                       $     --             --
Common stock, par value $.01 per share,
   10,000,000 and 5,000,000 shares authorized
   at December 31, 1999 and 1998, respectively;
   3,229,893 and 3,167,684 shares issued and
   outstanding at December 31, 1999 and 1998,
   respectively                                                       32             32
Additional paid-in capital                                        16,149         15,560
Retained earnings                                                 14,026         10,610
Accumulated other comprehensive income                            (2,744)           996
                                                                --------       --------
        Total liabilities and stockholders' equity              $ 27,463         27,198
                                                                ========       ========

                                                                               (continued)


                                          ENTERPRISE BANCORP, INC.

                                 Notes to Consolidated Financial Statements

                                            Statements of Income


                                                                          For the years ended
                                                                               December 31,
                                                              --------------------------------------------
       ($ in thousands)                                         1999              1998               1997
                                                              --------           -------           -------
Undistributed equity in net income of
   subsidiary                                                  $ 3,811             2,949             2,400
Dividends received from subsidiary                                 278               552               512
Operating expenses                                                  (6)               --                --
                                                               -------           -------           -------

           Net income                                          $ 4,083             3,501             2,912
                                                               =======           =======           =======

                                          Statements of Cash Flows

                                                                          For the years ended
                                                                               December 31,
                                                              --------------------------------------------
       ($ in thousands)                                         1999              1998               1997
                                                              --------           -------           -------
Cash flows from operating activities:
   Net income                                                  $ 4,083             3,501             2,912
   Undistributed equity in net income
        of subsidiary                                           (3,811)           (2,949)           (2,400)
   Increase in other assets                                         (9)               --                _-
                                                               -------           -------           -------
           Net cash provided by
             operating activities                                  263               552               512
                                                               -------           -------           -------
Cash flows from financing activities:
   Net proceeds from exercise of stock
        options                                                    201                45                54
   Proceeds from reinvestment of dividends                         388                --                --
   Cash dividends paid                                            (667)             (554)             (512)
                                                               -------           -------           -------
           Net cash used in provided by
             financing activities                                  (78)             (509)             (458)
                                                               -------           -------           -------

Net increase in cash and cash equivalents                          185                43                54

           Cash and cash equivalents,
             beginning of period                                   149               106                52
                                                               -------           -------           -------

           Cash and cash equivalents,
             end of period                                     $   334               149               106
                                                               =======           =======           =======

Cash and cash equivalents include cash and due from subsidiary.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

             None

                                    Part III

Item 10.     Directors and Executive Officers of the Registrant
(a) Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 2, 2000, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.


Directors of the Company

George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President of the Company; President, Chief Operating Officer and
Chief Lending Officer of the Bank

Walter L. Armstrong
Executive Vice President of the Bank

Kenneth S. Ansin
President and Chief Executive Officer of  Ansewn Shoe Company
Business Development Officer of the Bank

Gerald G. Bousquet, M.D.
Physician; director and partner in several health care facilities

Kathleen M. Bradley
Retired; former owner, Westford Sports Center, Inc.

John R. Clementi
President, Plastican, Inc., a plastic shipping container manufacturer

James F. Conway, III
Chairman, Chief Executive Officer and President
Courier Corporation, a commercial printing company

Dr. Carole A. Cowan
President, Middlesex Community College

Nancy L. Donahue
Chair of the Board of Trustees, Merrimack Repertory Theatre

Lucy A. Flynn
Former Senior Vice President, Wang Global, a computer service company

Eric W. Hanson
Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington
Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner
Partner in several radio stations;
Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimack Travel and Action Six Travel Network

Additional Executive Officers of the Company
--------------------------------------------

Name                                   Position
----                                   --------

John P. Clancy, Jr.                    Treasurer of the Company; Executive Vice
                                       President,   Chief  Financial   Officer,
                                       Treasurer and Chief Investment Officer of the Bank

Robert R. Gilman                       Executive        Vice         President,
                                       Administration, and Commercial Lender of the Bank

Stephen J. Irish                       Executive    Vice    President,    Chief
                                       Information Officer and Chief Operations
                                       Officer of the Bank

Items 11, 12 and 13.

The information required in Items 11, 12 and 13 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 2, 2000, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     Part IV

Item 14.  Exhibits List and Reports on Form 8-K

Exhibit #          Exhibit Description
2.1                Purchase and Assumption  Agreement  dated as of September 22,
                   1999 by and among Fleet Financial Group, Inc., Fleet National
                   Bank,  Enterprise Bancorp, Inc. and Enterprise Bank and Trust
                   Company (exclusive of disclosure schedules), incorporated by reference to the exhibit to the company's Form 10-Q for the quarter ended September 30, 1999.

3.1 Restated Articles of Organization of the Company, as amended through May 10, 1999, incorporated by reference to the exhibit to the company's Form 10-Q for the quarter ended March 31, 1999.

3.2 Amended and Restated Bylaws of the company, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1997.

4.1 Rights Agreement dated as of January 13, 1998 between Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company, as Rights Agent, incorporated by reference to the exhibit to the company's registration statement on Form 8-A filed on January 14, 1998.

4.2 Terms of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit A to Rights Agreement, filed with the company's Form 8-A registration statement on January 14, 1998.

4.3 Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit B to Rights Agreement, filed with Form 8-A registration statement on January 14, 1998.

4.4                Form of Rights  Certificate,  incorporated  by  reference to
                   Exhibit  C  to  Rights   Agreement,   filed  with  Form  8-A
                   registration statement on January 14, 1998.

10.1 Lease agreement dated July 22, 1988, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.2 Amendment to lease dated December 28, 1990, between the bank and First Holding Trust for and relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.3 Amendment to lease dated August 15, 1991, between the bank and First Holding Trust for 851 square feet relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.4 Lease agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., for 1,458 square feet relating to the premises at 170 Merrimack Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.5 Lease agreement dated March 14, 1995, between the bank and North Central Investment Limited Partnership for 3,960 square feet related to the premises at 2-6 Central Street, Leominster, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.6               Amended employment  agreement between the bank and George L.
                   Duncan dated December 13, 1995, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1997.

10.7 Employment agreement between the bank and Richard W. Main dated December 13, 1995, incorporated by reference to the exhibit to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.8 Lease agreement dated June 20, 1996, between the bank and Kevin C. Sullivan and Margaret A. Sullivan for 4,800 square feet related to the premises at 910 Andover Street, Tewksbury, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1996.

10.9 Amendment to employment agreement between the bank and George L. Duncan dated December 4, 1996, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1996.

10.10 Amendment to employment agreement between the bank and Richard W. Main dated December 4, 1996, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1996.

10.11 Split Dollar Agreement for George L. Duncan, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1996.

10.12 Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 21-27 Palmer Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1997.

10.13 Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1997.

10.14 Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168
                   Lakeview Avenue, Dracut, Massachusetts, incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1997.

10.15              Enterprise   Bancorp,   Inc.   1988   Stock   Option   Plan,
                   incorporated by reference to the exhibit to the company's Form 10-KSB for the year ended December 31, 1997.

10.16 Enterprise Bancorp, Inc. 1998 Stock Incentive Plan, incorporated by reference to the exhibit to the company's definitive proxy statement for the annual meeting of stockholders held May 5, 1998.

10.17 Enterprise Bancorp, Inc. automatic dividend reinvestment plan, incorporated by reference to the section of the company's Registration Statement on Form S-3 (Reg. No. 333-79135), filed May 24, 1999, appearing under the heading "The Plan".

10.18 Split Dollar Agreement for Richard W. Main, incorporated by reference to the exhibit to the company's Form 10-Q for the quarter ended March 31, 1999.

10.39 Split Dollar Agreement for Robert R. Gilman, incorporated by reference to the exhibit to the company's Form 10-Q for the quarter ended March 31, 1999.

10.40              Additional Split Dollar Agreement for George L. Duncan.

21.0               Subsidiaries of the Registrant.

23.0               Consent of KPMG LLP.

27.0               Financial Data Schedule (electronic copy only).



(b) Reports on Form 8-K

                   The company filed a report on Form 8-K on September 24,1999, reporting that the company and the bank had entered into a Purchase and Assumption Agreement with Fleet Financial Group, Inc. and Fleet National Bank on September, 22, 1999, pursuant to which the bank would purchase two branch offices of Fleet National Bank

                            ENTERPRISE BANCORP, INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ENTERPRISE BANCORP, INC.
Date:  March 16, 2000                       By: /s/ John P. Clancy, Jr.
                                                John P. Clancy, Jr.
                                                Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan           Chairman, Chief Executive          March 16, 2000
  George L. Duncan                Officer and Director

/s/ Richard W. Main            President, Chief Operating         March 16, 2000
  Richard W. Main                 Officer and Director

/s/ John P. Clancy, Jr.        Treasurer                          March 16, 2000
  John P. Clancy Jr.           (Principal Financial Officer)

/s/ Todd A. Klibansky          (Principal Accounting Officer)     March 16, 2000
  Todd A. Klibansky

/s/ Kenneth S. Ansin           Director                           March 16, 2000
  Kenneth S. Ansin

/s/ Walter L. Armstrong        Director                           March 16, 2000
  Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.   Director                           March 16, 2000
  Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley        Director                           March 16, 2000
  Kathleen M. Bradley

/s/ John R. Clementi           Director                           March 16, 2000
  John R. Clementi

/s/ James F. Conway, III       Director                           March 16, 2000
  James F. Conway, III

/s/ Carole A. Cowan            Director                           March 16, 2000
  Carole A. Cowan

/s/ Nancy L. Donahue           Director                           March 16, 2000
  Nancy L. Donahue

/s/ Lucy A. Flynn              Director                           March 16, 2000
  Lucy A. Flynn

/s/ Eric W. Hanson             Director                           March 16, 2000
  Eric W. Hanson

/s/ John P. Harrington         Director                           March 16, 2000
  John P. Harrington

/s/ Arnold S. Lerner           Director, Vice Chairman and Clerk  March 16, 2000
  Arnold S. Lerner

/s/ Charles P. Sarantos        Director                           March 16, 2000
  Charles P. Sarantos

/s/ Michael A. Spinelli        Director                           March 16, 2000
  Michael A. Spinelli