Form 10-Q
period 2000-03-31
ENTERPRISE BANCORP INC /MA/
filed 2000-05-15
CIK 1018399

Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

April 30, 2000 Common Stock - Par Value $0.01, 3,231,493 shares outstanding


                                        ENTERPRISE BANCORP, INC.
                                                  INDEX
                                                                                                Page Number

           Cover Page                                                                                 1

           Index                                                                                      2

                                          PART I FINANCIAL INFORMATION
Item 1     Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 and December 31, 1999                  3

                  Consolidated Statements of Income -
                  Three months ended March 31, 2000 and 1999                                          4

                  Consolidated Statements of Changes in Stockholders' Equity-                         5
                  Three months ended March 31, 2000

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                                          6

                  Notes to Financial Statements                                                       7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                        9

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                16

                                  PART II OTHER INFORMATION
Item 1     Legal Proceedings                                                                         17

Item 2     Changes in Securities and Use of Proceeds                                                 17

Item 3     Defaults upon Senior Securities                                                           17

Item 4     Submission of Matters to a Vote of Security Holders                                       17

Item 5     Other Information                                                                         17

Item 6     Exhibits and Reports on Form 8-K                                                          17

           Signature Page                                                                            18

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

                                 ENTERPRISE BANCORP, INC.

                                Consolidated Balance Sheets


                                                              March 31,       December 31,
                                                                2000               1999
($ in thousands)                                             (Unaudited)
                                                             -----------      -----------

        Assets

Cash and cash equivalents                                    $  16,858            17,089
Investment securities at fair value                            166,438           153,427
Loans, less allowance for loan losses of $5,578
     at March 31, 2000 and  $5,446 December 31, 1999           259,250           255,708
Premises and equipment                                           7,862             7,691
Accrued interest receivable                                      3,184             3,264
Prepaid expenses and other assets                                2,597             1,590
Income taxes receivable                                            240               255
Deferred income taxes, net                                       4,418             4,071
                                                             ---------         ---------

               Total assets                                  $ 460,847           443,095
                                                             =========         =========

        Liabilities and Stockholders' Equity

Deposits                                                     $ 366,412           333,423
Short-term borrowings                                           52,875            78,767
Escrow deposits of borrowers                                       937               795
Accrued expenses and other liabilities                             993             1,932
Accrued interest payable                                           863               715
                                                             ---------         ---------

               Total liabilities                               422,080           415,632
                                                             ---------         ---------

Trust preferred securities                                      10,500                --

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
     authorized, no shares issued                                   --                --
Common stock $.01 par value; 10,000,000 shares authorized;
     3,231,268 and 3,229,893 shares issued and
     outstanding at March 31, 2000 and December 31, 1999,
     respectively                                                   32                32
Additional paid-in capital                                      16,532            16,149
Retained earnings                                               14,995            14,026
Accumulated other comprehensive income                          (3,292)           (2,744)
                                                             ---------         ---------

               Total stockholders' equity                       28,267            27,463
                                                             ---------         ---------

               Total liabilities and stockholders' equity    $ 460,847           443,095
                                                             =========         =========


                                       ENTERPRISE BANCORP, INC.

                                  Consolidated Statements of Income

                              Three months ended March 31, 2000 and 1999

                                                                      March 31,           March 31,
                                                                        2000                1999
($ in thousands, except per share data)                              (Unaudited)         (Unaudited)
                                                                    ------------         -----------
Interest and dividend income:
     Loans                                                           $    5,895               4,774
     Investment securities                                                2,460               1,712
     Federal funds sold                                                      --                  44
                                                                     ----------          ----------
               Total interest income                                      8,355               6,530
                                                                     ----------          ----------

Interest expense:
     Deposits                                                             2,680               2,398
     Borrowed funds                                                         955                 152
                                                                     ----------          ----------
               Total interest expense                                     3,635               2,550
                                                                     ----------          ----------

               Net interest income                                        4,720               3,980

Provision for loan losses                                                   126                 135
                                                                     ----------          ----------
               Net interest income after provision for loan losses        4,594               3,845
                                                                     ----------          ----------

Non-interest income:
     Deposit service fees                                                   214                 205
     Trust fees                                                             333                 285
     Net gain on sales of loans                                              10                  54
     Other income                                                           111                  78
                                                                     ----------          ----------
               Total non-interest income                                    668                 622
                                                                     ----------          ----------

Non-interest expense:
     Salaries and employee benefits                                       2,345               1,873
     Occupancy expenses                                                     721                 577
     Advertising and public relations                                        84                 124
     Audit, legal and other professional fees                               125                 120
     Trust professional and custodial expenses                               99                  67
     Office and data processing supplies                                    102                  61
     Trust preferred expense                                                 29                  --
     Other operating expenses                                               451                 286
                                                                     ----------          ----------
               Total non-interest expense                                 3,956               3,108
                                                                     ----------          ----------

Income before income taxes                                                1,306               1,359
Income tax expense                                                          337                 398
                                                                     ----------          ----------

               Net income                                            $      969                 961
                                                                     ==========          ==========

Basic earnings per average common share outstanding                  $     0.30                0.30
                                                                     ==========          ==========

Diluted earnings per average common share outstanding                $     0.29                0.29
                                                                     ==========          ==========

Basic weighted average common shares outstanding                      3,230,538           3,168,761
                                                                     ==========          ==========

Diluted weighted average common shares outstanding                    3,324,767           3,331,050
                                                                     ==========          ==========


                                                      ENTERPRISE BANCORP, INC.

                                     Consolidated Statements of Changes in Stockholders' Equity

                                                  Three months ended March 31, 2000



                                                   Common Stock     Additional                Comprehensive Income         Total
                                                -----------------    Paid-in   Retained   ---------------------------  Stockholders'
($ in thousands)                                 Shares    Amount    Capital   Earnings    Period       Accumulated       Equity
                                                ---------  ------   ---------- --------   --------      -----------    -------------

Balance at December 31, 1999                    3,229,893  $  32    $ 16,149   $ 14,026                   $ (2,744)      $  27,463

Comprehensive income
    Net income                                                                      969    $  969                              969
    Unrealized depreciation on securities,
      net of reclassification                                                                (548)            (548)           (548)
                                                                                           ------
Total comprehensive income, net of tax                                                     $  421
                                                                                           ======

Tax benefit on non-qualified
    stock options exercised                                   --         372                                                   372
Stock options exercised                             1,375     --          11                                                    11
                                                ---------   ----    --------   --------                   --------       ---------

Balance at March 31, 2000                       3,231,268   $ 32    $ 16,532   $ 14,995                   $ (3,292)      $  28,267
                                                =========   ====    ========   ========                   ========       =========


Disclosure of reclassification amount:
Gross unrealized holding depreciation arising during the period                            $ (832)
Tax benefit                                                                                   284
                                                                                           ------
Unrealized holding depreciation, net of tax                                                  (548)
                                                                                           ------
Less: reclassification adjustment for gains/(losses) included
    in net income (net of $0 tax)                                                              --
                                                                                           ------
Net unrealized depreciation on securities                                                  $ (548)
                                                                                           ======

                                        ENTERPRISE BANCORP, INC.

                                  Consolidated Statements of Cash Flows

                               Three months ended March 31, 2000 and 1999

                                                                         March 31,           March 31,
                                                                           2000                1999
($ in thousands)                                                       (Unaudited)          (Unaudited)
                                                                       -----------          -----------
Cash flows from operating activities:
     Net income                                                         $    969                961
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                     126                135
               Depreciation and amortization                                 393                318
               Gains on sales of loans                                       (10)               (54)
               (Increase) decrease in accrued interest receivable             80               (128)
               Increase in prepaid expenses and other assets              (1,007)              (127)
               Increase in deferred income taxes                             (63)               (12)
               Decrease in accrued expenses and other liabilities           (939)              (869)
               Increase in accrued interest payable                          148                  6
               Decrease in income taxes receivable                            15                359
                                                                        --------           --------
                  Net cash (used in) provided by operating activities       (288)               589
                                                                        --------           --------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                           1,488             11,844
     Purchase of investment securities                                   (15,347)           (12,911)
     Net increase in loans                                                (3,658)            (6,500)
     Additions to premises and equipment, net                               (548)              (760)
                                                                        --------           --------
                  Net cash used in investing activities                  (18,065)            (8,327)
                                                                        --------           --------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                  33,131              3,167
     Net increase (decrease) in short-term borrowings                    (25,892)             3,786
     Proceeds from issuance of trust preferred securities                 10,500                 --
     Stock options exercised                                                 383                 11
                                                                        --------           --------
                  Net cash provided by financing activities               18,122              6,964
                                                                        --------           --------

Net decrease in cash and cash equivalents                                   (231)              (774)

Cash and cash equivalents at beginning of period                          17,089             25,923
                                                                        --------           --------

Cash and cash equivalents at end of period                              $ 16,858             25,149
                                                                        ========           ========


Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                  $  3,487              2,544
        Income taxes                                                         438                 51

                                                   6

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

(2)      Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 1999, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 94,229 and 162,289 for the quarters ended March 31, 2000 and March 31, 1999, respectively.

(4)           Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $388,000 of the dividends paid by the company in 1999 in 27,054 shares of the company's common stock.

(5)            Fleet Branch Acquisition

On September 22, 1999, the company and the bank entered into a Purchase and Assumption Agreement with Fleet Financial Group, Inc. and its principal banking subsidiary, Fleet National Bank, pursuant to which the bank will purchase two branch offices of Fleet National Bank. Upon the completion of this transaction, the bank will purchase assets comprised of loans having an approximate book value of $7.0 million, furniture, fixtures and equipment having a net book value of approximately $0.1 million and land and buildings having agreed upon values totaling approximately $1.5 million. As part of this transaction, the bank will assume approximately $66.5 million in deposits, in exchange for a premium of approximately 13.6% of total deposits, presently estimated to be $9.1 million. The acquisition will close with a net cash payment from Fleet National Bank in an amount substantially equal to the value of the assumed deposits, less the values of the various purchased assets, the deposit premium and the cash on hand at the branches at the time of closing. Management anticipates using the proceeds to repay the bank's current Federal Home Loan Bank ("FHLB") borrowings and/or to increase the bank's investment portfolio.

The bank has  received  the required  federal and state  regulatory approvals to
acquire  the  branches.   The  parties  presently  anticipate  that  the  bank's
acquisition of the branches will be completed in the third quarter of 2000.

(6)      Trust Preferred Securities

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the "Trust"), a statutory business trust created under the laws of Delaware. The company is the owner of all the common shares of beneficial interest of the Trust. On March 23, 2000 the Trust issued $10.5 million of 10.875% trust preferred securities. The trust preferred securities have a thirty year maturity and may be redeemed at the option of the Trust after ten years. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company's $0.3 million capital contribution, to acquire $10.8 million in aggregate principal amount of the company's 10.875% Junior Subordinated Deferrable Interest Debentures due 2030. The company has, through the
Declaration of Trust establishing the Trust, fully and unconditionally guaranteed on a subordinated basis all of the Trust's obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment.

(7)      Insurance and Investment Services Subsidiaries

On March 21, 2000 the Massachusetts Division of Banks approved the establishment and capitalization of Enterprise Insurance Services LLC and Enterprise Investment Services LLC as direct subsidiaries of the bank subject to the bank's capital investment in each subsidiary not exceeding $50,000 and the bank's retaining ownership and control of 100% of the common stock of the subsidiaries.

The bank has formed these subsidiaries for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its present and future customers.

The bank may not begin to sell insurance products through Enterprise Insurance Services LLC until the Division of Banks approves its plan of operation, which is currently pending, and the Massachusetts Division of Insurance has issued all required insurance licenses.

(8)      Tax benefit on non-qualified stock options exercised

During the three months ended March 31, 2000, options granted under the company's incentive stock option plan were exercised for 1,375 shares of company common stock. In February 2000, certain executives of the bank exercised options to acquire an aggregate of 104,000 shares of company common stock from the company's chief executive officer. The options were granted to them in connection with their recruitment at the time the bank was organized and constitute non-qualified options of the company for tax purposes. Accordingly, in connection with the exercise of the options the company realized a compensation expense for tax purposes which resulted in a tax benefit to the company of $0.4 million. The tax benefit is recorded as an adjustment to additional paid in capital.

(9)      Reclassification

Certain fiscal 1999 information has been reclassified to conform to the 2000 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                              Minimum Capital          Minimum Capital
                                                              for Capital                  to be
                                         Actual            Adequacy Purposes           Well Capitalized
                                 ---------------------   ----------------------    ----------------------
($ in thousands)                   Amount      Ratio        Amount      Ratio        Amount       Ratio
                                 ----------  ---------   -----------  ---------    ----------    --------
As of March 31, 2000:
Total Capital
   (to risk weighted assets)     $ 45,864     15.39%      $ 23,837      8.00%        $ 29,797      10.00%

Tier 1 Capital
   (to risk weighted assets)       42,116     14.13%        11,919      4.00%          17,878       6.00%

Tier 1 Capital*
   (to average assets)             42,116      9.34%        17,902      4.00%          22,378       5.00%

*    For the bank to qualify as "well  capitalized",  it must maintain a leverage  capital ratio (Tier 1 capital to average  assets) of at least 5%. This  requirement  does not apply to the company and is reflected merely for informational  purposes with respect to the bank.

Trust preferred securities may compose up to 25% of the company's Tier 1 capital. Any trust preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. At March 31, 2000, $10.5 million in proceeds from the issuance of trust preferred securities were included in Tier 1 capital of the company and $10.3 million of the proceeds were contributed to the bank's capital.

The deposit premium to be paid by the bank upon the completion of the Fleet branch acquisition, expected to close in the third quarter of 2000, will be accounted for as "goodwill", which is an intangible asset and must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios.

On April 18, 2000, the board of directors declared a dividend in the amount of $0.25 per share to be paid on or about July 3, 2000 to shareholders of record as of the close of business on June 9, 2000. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $17.8 million, or 4.0 %, since December 31, 1999. The increase is primarily attributable to increases in investment securities of $13.0 million and gross loans of $3.7 million. The increase in assets was funded primarily by deposit growth of $33.1 million and trust preferred securities of $10.5 million, offset by a $25.9 million reduction in borrowings.

Investments

At March 31, 2000 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized depreciation at March 31, 2000 was $5.0 million compared to $4.2 million at December 31, 1999. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. This unrealized depreciation will only be realized if the securities are sold. The unrealized depreciation on the investment portfolio will decline as interest rates fall or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $264.8 million, or 57.5% of total assets, at March 31, 2000, compared to $261.2 million, or 58.9% of total assets, at December 31, 1999. The increase in loans of $3.7 million was primarily attributed to loan origination in the commercial real estate and commercial construction loan portfolios. The decrease in growth compared to the prior year is attributable to timing as the commercial loan pipeline was at historically high levels at March 31, 2000.

Prepaid expenses and other assets

At March 31, 2000 prepaid assets and other expenses increased to $2.6 million from $1.6 million at December 31, 1999. The increase is primarily attributable to $0.4 million in underwriting costs associated with the issuance of trust preferred securities, a $0.2 million increase in the cash surrender value of life insurance policies on certain executive officers, and an increase in prepaid expenses of $0.3 million due to timing and the bank's growth.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $33.1 million, or 9.9%, during the first three months of 2000, from $334.2 million at December 31, 1999, to $367.3 million at March 31, 2000. The increase is primarily attributable to growth in certificates of deposit of $15.0 million and business investment savings of $7.4 million resulting from increased market penetration and a higher interest rate environment since December 31, 1999.

Short-term  borrowings,  consisting  of  securities  sold  under  agreements  to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased $25.9 million, or 32.9%, from $78.8 million at December 31, 1999 to $52.9 million at March 31, 2000. The decrease was attributable to deposit growth and the issuance of trust preferred securities of $10.5 million. Management actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $18.4 million at March 31, 2000, and had the ability to borrow approximately an additional $81.4 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank seeks to replace FHLB borrowings with deposits.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                   Three months ended March 31,
                                                   ----------------------------
($ in thousands)                                     2000               1999
                                                   --------           --------

Balance at beginning of year                       $ 5,446             5,234
Loans charged-off
     Commercial                                         24                 4
     Commercial real estate                             --                --
     Construction                                       --                --
     Residential real estate                            --                --
     Home equity                                        --                --
     Other                                               2                 9
                                                   -------           -------
                                                        26                13

Recoveries on loans charged off
     Commercial                                         21                30
     Commercial real estate                             11                 2
     Construction                                       --                --
     Residential real estate                            --                --
     Home equity                                        --                 2
     Other                                              --                26
                                                   -------           -------
                                                        32                60

Net loans (recovered)/charged off                       (6)              (47)
Provision charged to income                            126               135
                                                   -------           -------
Balance at March 31                                $ 5,578             5,416
                                                   =======           =======

Annualized net (recoveries)/charge-offs: Average
     loans outstanding                               (0.01%)           (0.09%)
                                                   =======           =======
Allowance for loan losses: Gross loans                2.10%             2.44%
                                                   =======           =======
Allowance for loan losses: Non-performing loans     242.21%           664.54%
                                                   =======           =======


The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                                    March 31,     December 31,    March 31,
                                                                      2000            1999           1999
                                                                 -------------    -------------   ---------
Loans on non-accrual:
  Commercial                                                         $  402            368            459
  Residential real estate                                                72             92            112
  Commercial real estate                                                204            223             18
  Construction                                                        1,562          2,168             --
  Consumer, including home equity                                        54             47            138
                                                                     ------         ------         ------
     Total loans on non-accrual                                       2,294          2,898            727

Loans past due >90 days, still accruing                                   9             48             88
                                                                     ------         ------         ------

Total non-performing loans                                            2,303          2,946            815

Other real estate owned                                                  --             --            304
                                                                     ------         ------         ------
     Total non-performing loans and real estate owned                $2,303          2,946          1,119
                                                                     ======         ======         ======

Non-performing loans: Gross loans                                      0.87%          1.12%          0.37%
                                                                     ======         ======         ======
Non-performing loans and real estate owned: Total assets               0.50%          0.66%          0.30%
                                                                     ======         ======         ======
Delinquent loans 30-89 days past due: Gross loans                      0.41%          0.68%          0.72%
                                                                     ======         ======         ======


Total non-performing loans and real estate owned increased $1.2 million from March 31, 1999 to March 31, 2000, and the ratio of non-performing loans to gross loans increased from 0.30% to 0.50% over the same period. The increases are primarily attributable to one construction loan that was classified as non-performing in December 1999. Under the bank's present loan loss reserve methodology, reserves have been allocated to this credit and management does not anticipate unreserved future losses on this loan.

Total non-performing loans decreased $0.6 million from December 31, 1999 to March 31, 2000. The primary cause for the declines was the removal of several construction loans from non-accrual status. The ratio of non-performing loans to gross loans decreased from 1.12% as of December 31, 1999 to 0.87% as of March 31, 2000. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Non-performing loans remain at historically low levels for the periods shown. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

Year 2000 Compliance

Year 2000 compliance was a high priority item in 1999. The new year arrived uneventfully and we continue to monitor and confirm the functionality and accuracy of all company systems on an ongoing basis.

                              Results of Operations
                        Three Months Ended March 31, 2000
                     vs. Three Months Ended March 31, 1999

The company reported net income of $969,000 for the three months ended March 31, 2000, versus $961,000 for the three months ended March 31, 1999. The company had basic earnings per common share of $0.30 and diluted earnings per share of $0.29 for both the three months ending March 31, 2000 and March 31, 1999, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                 Three months ended March 31,
                                                                ------------------------------
($ in thousands)                                                   2000                1999
                                                                ----------          ---------
Average assets (1)                                              $451,006             355,779
Average deposits and short-term borrowings                       416,031             325,519
Average investment securities (1)                                164,628             115,022
Average loans, net of deferred loan fees                         260,128             217,157
Net interest income                                                4,720               3,980
Provision for loan losses                                            126                 135
Tax expense                                                          337                 398
Average loans: Average deposits and borrowings                     62.53%              66.71%
Non-interest expense: Average assets (2)                            3.53%               3.54%
Non-interest income: Average assets (2)                              .60%                .71%
Average tax equivalent rate earned on interest earning assets       8.10%               8.07%
Average rate paid on interest bearing deposits and
   short-term borrowings                                            4.20%               3.85%
Net interest margin                                                 4.66%               4.99%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $4,720,000 for the three months ended March 31, 2000, an increase of $740,000 or 18.6% from $3,980,000 for the three months ended March 31, 1999. Interest income increased $1,825,000, primarily a result of an increase of average loan balances of $43.0 million, or 19.8%, and average investment security balances of $49.6 million, or 43%, from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. The increase in interest income was partially offset by an increase in interest expense of $1,085,000, primarily due to an increase in average interest earning deposits and short-term borrowings of $79.3 million over the same period.

The average tax-equivalent yield on earning assets in the three months ended March 31, 2000, was 8.10%, up 3 basis points from 8.07% in the three months ended March 31, 1999. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended March 31, 2000, was 4.20%, an increase of 35 basis points from 3.85% in the three months ended March 31, 1999. The resulting interest rate spread decreased 32 basis points to 3.90% in the three months ended March 31, 2000, from 4.22% in the three months ended March 31, 1999. The increase in the average loan yield from 8.92% to 9.11%, from March 31, 1999 to March 31, 2000, was primarily a result of higher interest rates due to increases in prime and income recognition on previously classified non-accrual loans. The average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, rose primarily due to increased FHLB borrowings.

Net interest margin declined from 4.99% at March 31, 1999 to 4.66% at March 31, 2000, primarily due to increased FHLB borrowings, which were originated in anticipation of the Fleet branch acquisition, expected to close in the third quarter of 2000. Management anticipates using the proceeds from the Fleet branch acquisition to repay the bank's short-term borrowings and/or increase its investment portfolio.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2000, and 1999. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                   AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                                   Three Months Ended March 31, 2000          Three Months Ended March 31, 1999
                                                  -----------------------------------       ------------------------------------
                                                   Average                  Interest        Average                     Interest
($ in thousands)                                   Balance       Interest   Rates (3)       Balance       Interest      Rates (3)
                                                   --------      --------   ---------       ---------     --------      ---------
Assets:
    Loans  (1) (2)                                $  260,128      $ 5,895      9.11%         $217,157       $4,774        8.92%
    Investment securities (3)                        164,628        2,460      6.49           115,022        1,712        6.58
    Federal funds sold                                    --           --        --             3,842           44        4.64
                                                  ----------      -------                    --------       ------
      Total interest earnings assets                 424,756        8,355      8.10%          336,021        6,530        8.07%
                                                                  -------                                   ------
    Other assets (4)                                  26,250                                   19,758
                                                  ----------                                 --------
      Total assets                                $  451,006                                 $355,779
                                                  ==========                                 ========

Liabilities and stockholders' equity:
    Savings, NOW and money market                 $  126,074          730      2.33%         $109,779          553        2.04%
    Time deposits                                    153,941        1,950      5.09           144,369        1,845        5.18
    Short-term borrowings                             67,838          955      5.66            14,380          152        4.29
                                                  ----------      -------                    --------       ------
      Interest bearing deposits and borrowings       347,853        3,635      4.20%          268,528        2,550        3.85%
                                                  ----------      -------                    --------       ------

    Non-interest bearing deposits                     68,178                                   56,991
    Other liabilities                                  2,780                                    3,706
                                                  ----------                                 --------
      Total liabilities                              418,811                                  329,283

Stockholders' equity                                  32,195                                   26,496
                                                  ----------                                 --------
      Total liabilities and
      Stockholders' equity                        $  451,006                                 $355,779
                                                  ==========                                 ========

Net interest rate spread                                                       3.90%                                      4.22%

Net interest income                                               $ 4,720                                   $3,980
                                                                  =======                                   ======
Net yield on average earning assets                                            4.66%                                      4.99%

($ in thousands)                                                           Changes due to
                                                        ---------------------------------------------------
                                                                                     Interest        Rate/
                                                        Total         Volume           Rate          Volume
                                                        -----         ------         --------        ------
Assets:
    Loans  (1) (2)                                      $ 1,121        $   953        $   103        $    65
    Investment securities (3)                               748            812            (26)           (38)
    Federal funds sold                                      (44)           (44)            --             --
                                                        -------        -------        -------        -------
      Total interest earnings assets                      1,825          1,721             77             27
                                                        -------        -------        -------        -------
    Other assets (4)

      Total assets

Liabilities and stockholders' equity:
    Savings, NOW and money market                           177             83             79             15
    Time deposits                                           105            123            (32)            14
    Short-term borrowings                                   803            570             49            184
                                                        -------        -------        -------        -------
      Interest bearing deposits and borrowings            1,085            776             96            213
                                                        -------        -------        -------        -------
    Non-interest bearing deposits
    Other liabilities

      Total liabilities

Stockholders' equity

      Total liabilities and
      Stockholders' equity

Net interest rate spread

Net interest income                                     $   740        $   945        $   (19)       $  (186)
                                                        =======        =======        =======        =======
Net yield on average earning assets

(1)  Average loans include non-accrual loans.
(2)  Average loans are net of average deferred loan fees.
(3)  Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.
(4)  Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes and other miscellaneous assets.

The bank manages its earning assets by fully using available  capital  resources within what management  believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

The provision for loan losses amounted to $126,000 and $135,000 for the three months ended March 31, 2000 and March 31, 1999, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, increased by $46,000 to $668,000 for the three months ended March 31, 2000, compared to $622,000 for the three months ended March 31, 1999. This increase was primarily caused by increases in trust fees of $48,000, and other income of $33,000, offset by a decrease in net gain on loan sales of $44,000.

Trust fees increased by $48,000, or 16.8%, for the three months ended March 31, 2000 compared to the same period in 1999 due to an increase in trust assets. Trust assets increased from $200.7 million at March 31, 1999 to $238.8 million at March 31, 2000.

Deposit fees increased by $9,000, or 4.4%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due primarily to an increase in overdraft fees.

Other income for the three months ended March 31, 2000, was $111,000 compared to $78,000 for the three months ended March 31, 1999, due primarily to an increase in ATM surcharges and letter of credit fees.

Non-Interest Expenses

Salaries and benefits expense totaled $2,345,000 for the three months ended March 31, 2000, compared with $1,873,000 for the three months ended March 31, 1999, an increase of $472,000 or 25.2%. This increase was primarily the result of new hires due to bank growth, strategic initiatives implemented by the bank, and annual pay raises.

Occupancy expense was $721,000 for the three months ended March 31, 2000, compared with $577,000 for the three months ended March 31, 1999, an increase of $144,000 or 25.0%. The increase was primarily due to the opening of the Westford branch, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Advertising and public relations expenses decreased by $40,000, or 32.3%, for the three months ended March 31, 2000 compared to the same period in 1999. The decrease was primarily attributed to the timing of expenses associated with the advertising programs.

Trust professional and custodial expenses increased by $32,000, or 47.8%, for the three months ended March 31, 2000 as compared to the same period in 1999. The increase was primarily due to growth and an increase in the professional management fees as a percentage of assets.

Office and data processing supplies expense increased by $41,000 or 67.2%, for the three months ended March 31, 2000 compared to the same period in the prior year. The increase was primarily due to the timing of purchases, supplies for new hires, new office space, and preparation for the Fleet branch acquisition.

Trust preferred expense was $29,000 for the three months ended March 31, 2000 and is comprised of interest costs and amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Other operating expense increased $165,000 or 57.7%, for the three months ended March 31, 2000 compared to the same period in the prior year. The increase was primarily due to increased postage, training, charitable contributions, and internet banking expenses associated with the implementation of strategic initiatives and the bank's growth.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed regularly by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense of interest bearing liabilities is accomplished through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 10% in the 24 month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

                            PART II OTHER INFORMATION


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

                   27.0     Financial data schedule (electronic copy only)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.

DATE:  May  15, 2000                  /s/ John P. Clancy, Jr.
                                      John P. Clancy, Jr.
                                      Treasurer