Form 10-Q
period 2000-06-30
ENTERPRISE BANCORP INC /MA/
filed 2000-08-11
CIK 1018399

Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

          July 31, 2000 Common Stock - Par Value $0.01, 3,396,488 shares outstanding

                            ENTERPRISE BANCORP, INC.
                                      INDEX
                                                                     Page Number

           Cover Page                                                       1

           Index                                                            2

                          PART I FINANCIAL INFORMATION
                          ============================

Item 1  Financial Statements

          Consolidated Balance Sheets
          June 30, 2000 and December 31, 1999                                  3

          Consolidated Statements of Income
          Three months and six months ended June 30, 2000 and 1999             4

          Consolidated Statements of Changes in Stockholders' Equity           5
          Six months ended June 30, 2000

          Consolidated Statements of Cash Flows
          Six months ended June 30, 2000 and 1999                              6

          Notes to Financial Statements                                        7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

Item 3  Quantitative and Qualitative Disclosures About Market Risk            20


                            PART II OTHER INFORMATION
                            =========================


Item 1  Legal Proceedings                                                     21

Item 2  Changes in Securities and Use of Proceeds                             21

Item 3  Defaults upon Senior Securities                                       21

Item 4  Submission of Matters to a Vote of Security Holders                   21

Item 5  Other Information                                                     21

Item 6  Exhibits and Reports on Form 8-K                                      21

        Signature Page                                                        22


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

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                                      June 30,
                                                                        2000        December 31,
($ in thousands)                                                    (Unaudited)          1999
                                                                  ---------------     ---------
        Assets

Cash and cash equivalents                                            $  24,352         17,089
Investment securities at fair value                                    192,174        153,427
Loans, less allowance for loan losses of $5,829
        at June 30, 2000 and $5,446 December 31, 1999                  278,352        255,708
Premises and equipment                                                   8,043          7,691
Accrued interest receivable                                              3,884          3,264
Prepaid expenses and other assets                                        2,911          1,590
Income taxes receivable                                                    801            255
Deferred income taxes, net                                               4,474          4,071
                                                                     ---------      ---------


               Total assets                                          $ 514,991        443,095
                                                                     =========      =========


        Liabilities and Stockholders' Equity

Deposits                                                             $ 384,467        333,423
Short-term borrowings                                                   86,575         78,767
Escrow deposits of borrowers                                               896            795
Accrued expenses and other liabilities                                   1,747          1,932
Accrued interest payable                                                 1,273            715
                                                                     ---------      ---------

               Total liabilities                                       474,958        415,632
                                                                     ---------      ---------

Trust preferred securities                                              10,500           --

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued                                      --             --
Common stock $.01 par value; 10,000,000 shares authorized;
        3,347,413 and 3,229,893 shares issued and
        outstanding at June 30, 2000 and December 31, 1999,
        respectively                                                        33             32
Additional paid-in capital                                              17,685         16,149
Retained earnings                                                       15,037         14,026
Accumulated other comprehensive income                                  (3,222)        (2,744)
                                                                     ---------      ---------

               Total stockholders' equity                               29,533         27,463
                                                                     ---------      ---------


               Total liabilities and stockholders' equity            $ 514,991        443,095
                                                                     =========      =========


                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

                Three and six months ended June 30, 2000 and 1999

                                                          Three Months Ended June 30,          Six Months Ended June 30,
                                                          ---------------------------         ---------------------------
($ in thousands)                                              2000             1999               2000           1999
                                                          (Unaudited)      (Unaudited)        (Unaudited)     (Unaudited)
                                                          -------------    -----------        -----------     -----------
(Unaudited) Interest and dividend income:
     Loans                                                $     6,372            4,949          12,267            9,723
     Investment securities                                      2,893            1,712           5,352            3,424
     Federal funds sold                                             2               20               3               64
                                                          -----------      -----------     -----------      -----------
               Total interest income                            9,267            6,681          17,622           13,211
                                                          -----------      -----------     -----------      -----------

Interest expense:
     Deposits                                                   2,829            2,392           5,509            4,790
     Borrowed funds                                             1,257              174           2,212              326
                                                          -----------      -----------     -----------      -----------
               Total interest expense                           4,086            2,566           7,721            5,116
                                                          -----------      -----------     -----------      -----------
               Net interest income                              5,181            4,115           9,901            8,095

Provision for loan losses                                         159              135             285              270
                                                          -----------      -----------     -----------      -----------
             Net interest income after provision for
               loan losses                                      5,022            3,980           9,616            7,825

Non-interest income:
     Deposit service fees                                         210              221             424              426
     Investment services income                                   392              293             725              578
     Gain on sale of loans                                         10               66              19              120
     (Loss)/gain on sale of investments                            (2)             103              (2)             103
     Other income                                                 131               84             243              163
                                                          -----------      -----------     -----------      -----------
               Total non-interest income                          741              767           1,409            1,390
                                                          -----------      -----------     -----------      -----------
Non-interest expense:
     Salaries and employee benefits                             2,478            1,972           4,823            3,845
     Occupancy expenses                                           795              584           1,516            1,161
     Advertising and public relations                             138              157             222              281
     Office and data processing supplies                          122               74             233              135
     Audit, legal and other professional fees                     206              200             331              319
     Trust professional and custodial expenses                    130               85             229              152
     Other operating expenses                                     453              310             895              597
     Trust preferred expense                                      289             --               318             --
                                                          -----------      -----------     -----------      -----------
               Total non-interest expense                       4,611            3,382           8,567            6,490
                                                          -----------      -----------     -----------      -----------
Income before income taxes                                      1,152            1,365           2,458            2,725
Income tax expense                                                273              354             610              753
                                                          -----------      -----------     -----------      -----------

               Net income                                 $       879            1,011           1,848            1,972
                                                          ===========      ===========     ===========      ===========
Basic earnings per average common share outstanding       $      0.27             0.32            0.57             0.62
                                                          ===========      ===========     ===========      ===========
Diluted earnings per average common share outstanding     $      0.27             0.30            0.56             0.59
                                                          ===========      ===========     ===========      ===========
Basic weighted average common shares outstanding            3,263,873        3,171,016       3,247,220        3,169,889
                                                          ===========      ===========     ===========      ===========
Diluted weighted average common shares outstanding          3,299,405        3,330,411       3,312,101        3,329,284
                                                          ===========      ===========     ===========      ===========



                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                         Six months ended June 30, 2000


                                                 Common Stock        Additional             Comprehensive Income         Total
                                            -----------------------   Paid-in   Retained   ----------------------      Stockholders'
($ in thousands)                              Shares        Amount    Capital   Earnings    Period   Accumulated         Equity
                                            -----------  ---------- ----------- ---------- --------- -------------   -----------


Balance at December 31, 1999                  3,229,893     $  32    $ 16,149      $14,026             $(2,744)         $27,463

Comprehensive income
    Net income                                                                       1,848  $1,848                        1,848
    Unrealized depreciation on,
       securities net of
       reclassification                                                                       (478)       (478)            (478)
                                                                                            ------

Total comprehensive income, net of tax                                                      $1,370
                                                                                            ======

Tax benefit on non-qualified stock
       options exercised                                       --         372                                               372

Dividend declared on common stock
      ($.25 per share)*                              --        --         493         (837)                                (344)

Stock options exercised                         117,520         1         671                                                67
                                            -----------     -----    --------       -------            -------          -------

Balance at June 30, 2000*                     3,347,413     $  33    $ 17,685      $15,037             $(3,222)         $29,533
                                            ===========     =====    ========       =======            =======          =======


Disclosure of reclassification amount:
Gross unrealized holding depreciation arising during the period                            $  (719)
Tax benefit                                                                                    240
                                                                                           -------
Unrealized holding depreciation, net of tax                                                   (479)
                                                                                           -------
Less: reclassification adjustment for gains/(losses) included

    in net income (net of $1 tax)                                                               (1)
                                                                                           -------
Net unrealized depreciation on securities                                                  $  (478)
                                                                                           =======




* Dividends declared were $0.25 per share, totaling $837,000. The dividend was split between cash of $344,000, which was paid on July 3, 2000, and 47,800 shares valued at $493,000, which were issued on July 3, 2000 pursuant to the company's dividend reinvestment plan. The table above presents the entire value of the shares that were issued as an increase to additional paid-in capital at June 30, 2000. However, the shares were actually issued on July 3, 2000. The issuance of the shares increased shares outstanding by 47,800 to 3,395,213 outstanding at July 3, 2000.

                                      ENTERPRISE BANCORP, INC.

                                Consolidated Statements of Cash Flows

                               Six months ended June 30, 2000 and 1999

                                                                       June 30,     June 30,
                                                                         2000         1999
($ in thousands)                                                      (Unaudited)  (Unaudited)
                                                                    ------------- -------------

Cash flows from operating activities:
     Net income                                                       $  1,848         1,972
     Adjustments to reconcile net income to net
        cash provided by operating activities:

               Provision for loan losses                                   285           270
               Depreciation and amortization                               802           668
               Gains on sales of loans                                     (19)         (120)
               Loss(gain) on sales of securities                             2          (103)
               Increase  in accrued interest receivable                   (620)         (242)
               Increase in prepaid expenses and other assets            (1,321)         (552)
               Increase in deferred income taxes                          (164)          (65)
               Decrease in accrued expenses and other liabilities         (185)         (403)
               Increase (decrease) in accrued interest payable             558           (43)
               Increase in income taxes receivable                        (546)         (175)
                                                                      --------      --------

                  Net cash provided by operating activities                640         1,207
                                                                      --------      --------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                         3,056        13,885
     Purchase of investment securities                                 (44,515)      (33,694)
     Proceeds from sales of investment securities                        1,984         7,420
     Net increase in loans                                             (22,910)      (15,576)
     Additions to premises and equipment, net                           (1,143)       (1,478)
                                                                      --------      --------
                  Net cash used in investing activities                (63,528)      (29,443)
                                                                      --------      --------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                51,145         9,327
     Net increase in short-term borrowings                               7,808        10,483
     Dividends on common stock                                            (837)         (278)
     Proceeds from issuance of trust preferred securities               10,500            --
     Stock options exercised                                             1,535            39
                                                                      --------      --------
                  Net cash provided by financing activities             70,151        19,571
                                                                      --------      --------

Net increase (decrease) in cash and cash equivalents                     7,263        (8,665)
Cash and cash equivalents at beginning of period                        17,089        25,923
                                                                      --------      --------


Cash and cash equivalents at end of period                            $ 24,352        17,258
                                                                      ========      ========



Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                $  7,163         5,159
        Income taxes                                                       948           993


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


(5)  Trust Preferred Securities

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the "Trust"), a statutory business trust created under the laws of Delaware. The company is the owner of all the common shares of beneficial interest of the Trust. On March 23, 2000 the Trust issued $10.5 million of 10.875% trust preferred securities. The trust preferred securities have a thirty-year maturity and may be redeemed at the option of the Trust after ten years. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company's $0.3 million capital contribution, to acquire $10.8 million in aggregate principal amount of the company's 10.875% Junior Subordinated Deferrable Interest Debentures due 2030. The company has, through the
Declaration of Trust establishing the Trust, fully and unconditionally guaranteed on a subordinated basis all of the Trust's obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment.

(6)  Insurance and Investment Services Subsidiaries

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

(7)  Tax benefit on non-qualified stock options exercised

During the six months ended June 30, 2000, options granted under the company's incentive stock option plan were exercised for 117,520 shares of company common stock. In February 2000, certain executives of the bank exercised options to acquire an aggregate of 104,000 shares of company common stock from the company's chief executive officer. The options were granted to them in connection with their recruitment at the time the bank was organized and constitute non-qualified options of the company for tax purposes. Accordingly, in connection with the exercise of the options the company realized a compensation expense for tax purposes, which resulted in a tax benefit to the company of $0.4 million. The tax benefit is recorded as an adjustment to additional paid in capital.

(8)  Reclassification

Certain fiscal 1999 information has been reclassified to conform to the 2000 presentation.

(9)  Recent Developments - Completion of Fleet Branch Acquisition

On September 22, 1999, the company and the bank entered into a Purchase and Assumption Agreement with Fleet Financial Group, Inc. and its principal banking subsidiary, Fleet National Bank, pursuant to which the bank agreed to purchase two branch offices of Fleet National Bank. This transaction was completed on July 21, 2000, pursuant to which the bank purchased assets comprised of loans having an approximate book value of $7.0 million, furniture, fixtures and equipment having a net book value of approximately $0.02 million and land and buildings having agreed upon values totaling $1.5 million, and cash on hand of $0.7 million. As part of this transaction, the bank assumed approximately $58.3 million in deposits, in exchange for a premium of approximately 13.6% of total deposits or approximately $7.9 million. On the date of closing, Fleet National Bank paid to the bank a cash amount of $43.0 million, which was intended to equal the value of the assumed deposits, less the values of the various purchased assets, the deposit premium and the cash on hand at the branches at the time of closing. The closing date payment was based on a valuation of assets and liabilities at the close of business on the fifth business day preceding the closing date and will be adjusted, as necessary, to reflect such values as of the close of business on the closing date. In connection with such adjustment, the company anticipates a final payment back to Fleet National Bank equal to approximately $2.0 million, primarily because the final deposit and cash on hand amounts differed from the amounts used to calculate the closing date payment. Management used the proceeds of the closing date payment to reduce the bank's current Federal Home Loan Bank borrowings.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below.

                                                                   Minimum Capital              Minimum Capital
                                                                    for Capital                     to be
                                          Actual                 Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------
As of June 30, 2000:

Total Capital
   (to risk weighted assets)     $       47,416     14.51%   $      26,136      8.00%    $     32,670         10.00%

Tier 1 Capital
   (to risk weighted assets)             43,311     13.26%          13,068      4.00%          19,602          6.00%

Tier 1 Capital*
   (to average assets)                   43,311      8.74%          19,812      4.00%          24,765          5.00%


       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Trust preferred securities may compose up to 25% of the company's Tier 1 capital. Any trust-preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. At June 30, 2000, $10.5 million in proceeds from the issuance of trust preferred securities were included in Tier 1 capital of the company and $10.3 million of the proceeds had been contributed to the bank's capital.

The deposit premium paid by the bank upon the completion of the Fleet branch acquisition, which closed on July 21, 2000, will be accounted for as "goodwill", which is an intangible asset and must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios.

On April 18, 2000, the board of directors declared a dividend in the amount of $0.25 per share, which was paid on July 3, 2000 to shareholders of record as of the close of business on June 9, 2000. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $71.9 million, or 16.2 %, since December 31, 1999. The increase is primarily attributable to increases in investment securities of $38.7 million and gross loans of $23.0 million. The increase in assets was funded primarily by deposit growth of $51.0 million, issuance of trust preferred securities of $10.5 million and an increase in short-term borrowings of $7.8 million.

Investments

At June 30, 2000 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized depreciation at June 30, 2000 was $4.9 million compared to $4.2 million at December 31, 1999. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. This unrealized depreciation will only be realized if the securities are sold. The unrealized depreciation on the investment portfolio will decline as interest rates fall or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $284.2 million, or 55.2% of total assets, at June 30, 2000, compared to $261.2 million, or 58.9% of total assets, at December 31, 1999. The increase in loans of $23.0 million for the six months ended June 30, 2000 compared to an increase of $15.8 million for the same period in 1999. The growth during the period in 2000 was primarily attributed to loan originations in the commercial real estate and commercial construction loan portfolios.

Prepaid expenses and other assets

At June 30, 2000 prepaid assets and other assets increased to $2.9 million from $1.6 million at December 31, 1999. The increase is primarily attributable to $0.4 million in underwriting costs associated with the issuance of trust preferred securities, a $0.2 million increase in the cash surrender value of life insurance policies on certain executive officers, an increase in prepaid expenses of $0.5 million due to timing and the bank's growth and an increase in acquisition costs of $0.2 million associated with the acquisition of the Fleet branches.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $51.1 million, or 15.3%, during the first six months of 2000, from $334.2 million at December 31, 1999, to $385.4 million at June 30, 2000. The increase is primarily attributable to growth in business deposit accounts.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, increased $7.8 million, or 9.9%, from $78.8 million at December 31, 1999 to $86.6 million at June 30, 2000. The increase was primarily attributable to growth in repurchase agreements. Management actively uses FHLB borrowings in managing the bank's asset/liability position. The bank had FHLB borrowings outstanding of $49.5 million at June 30, 2000, and had the ability to borrow approximately an additional $114.1 million. Management periodically takes advantage of opportunities to fund asset growth with borrowings, but on a long-term basis the bank seeks to replace FHLB borrowings with deposits. The cash proceeds received by the bank in the acquisition of the Fleet Branches were used to reduce existing FHLB borrowings.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                    Six months ended June 30,
                                                    -------------------------
($ in thousands)                                      2000            1999
                                                    ---------      ---------
Balance at beginning of year                         $ 5,446         5,234
Loans charged-off
     Commercial                                           74            11
     Commercial real estate                               --            --
     Construction                                          2            --
     Residential real estate                              --            --
     Home equity                                          --            --
     Other                                                 2             9
                                                     -------       -------
                                                          78            20
Recoveries on loans charged off
     Commercial                                           22            43
     Commercial real estate                               48             2
     Construction                                        103            --
     Residential real estate                               1            --
     Home equity                                           1             3
     Other                                                 1            54
                                                     -------       -------
                                                         176           102

Net loans (recovered)/charged off                        (98)          (82)
Provision charged to income                              285           270
                                                     -------       -------
Balance at June 30                                   $ 5,829         5,586
                                                     =======       =======

Annualized net (recoveries)/charge-offs: Average

     loans outstanding                                 (0.07%)       (0.07%)
                                                     =======       =======
Allowance for loan losses: Gross loans                  2.05%         2.41%
                                                     =======       =======
Allowance for loan losses: Non-performing loans      1327.79%       858.06%
                                                     =======       =======

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                         June 30,   December 31,  June 30,
Loans on non-accrual:                                     2000         1999         1999
                                                       -----------  -----------  ----------
  Commercial                                                 $ 223        368        426
  Residential real estate                                       41         92        112
  Commercial real estate                                       120        223         --
  Construction                                                  --      2,168         --
  Consumer, including home equity                               45         47         54
                                                             -----      -----      -----
     Total loans on non-accrual                                429      2,898        592

Loans past due >90 days, still accruing                         10         48         59
                                                             -----      -----      -----
Total non-performing loans                                     439      2,946        651


Other real estate owned                                         --         --        304
                                                             -----      -----      -----
     Total non-performing loans and real estate owned        $ 439      2,946        955
                                                             =====      =====      =====
Non-performing loans: Gross loans                             0.15%      1.12%      0.28%
                                                             =====      =====      =====
Non-performing loans and real estate owned: Total assets      0.09%      0.66%      0.25%
                                                             =====      =====      =====
Delinquent loans 30-89 days past due: Gross loans             0.55%      0.68%      0.46%
                                                             =====      =====      =====


Total non-performing loans decreased $2.5 million from December 31, 1999 to June 30, 2000. The primary cause for the declines was the workout of one construction loan. The bank recognized a full recovery in 2000 of principal previously charged off on this loan. The ratio of non-performing loans to gross loans decreased from 1.12% as of December 31, 1999 to 0.15% as of June 30, 2000, as result of this change.

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

                              Results of Operations
        Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999

The company reported net income of $1,848,000 for the six months ended June 30, 2000, versus $1,972,000 for the six months ended June 30, 1999. The company had basic earnings per common share of $0.57 and diluted earnings per share of $0.56 for the six months ending June 30, 2000 and basic earnings per common share of $0.62 and diluted earnings per share of $0.59 for the six months ended June 30, 1999.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                  Six months ended June 30,
($ in thousands)                                                    2000          1999
                                                                 -----------    ----------
Average assets (1)                                                $469,933       361,125
Average deposits and short-term borrowings                         432,702       330,693
Average investment securities (1)                                  176,654       116,282
Average loans, net of deferred loan fees                           268,990       221,985
Net interest income                                                  9,901         8,095
Provision for loan losses                                              285           270
Tax expense                                                            610           753
Average loans: Average deposits and borrowings                       62.17%        67.13%
Non-interest expense: Average assets (2)                              3.67%         3.62%
Non-interest income: Average assets (2)                                .60%          .72%
Average tax equivalent rate earned on interest earning assets         8.15%         8.06%
Average rate paid on interest bearing deposits and
   short-term borrowings                                              4.28%         3.80%
Net interest margin                                                   4.67%         5.04%


(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $9,901,000 for the six months ended June 30, 2000, an increase of $1,806,000 or 22.3% from $8,095,000 for the six months ended June 30, 1999. Interest income increased $4,411,000, primarily a result of an increase of average loan balances of $47.0 million, or 21.2%, and average investment security balances of $60.4 million, or 51.9%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. The increase in interest income for the 2000 period was partially offset by an increase in interest expense of $2,605,000 for such period, primarily due to an increase in average short-term borrowings of $60.3 million for the six months ended June 30, 2000 as compared to the prior year period.

The average tax-equivalent yield on earning assets in the six months ended June 30, 2000, was 8.15%, up 9 basis points from 8.06% in the six months ended June 30, 1999. The average rate paid on interest bearing deposits and short-term borrowings in the six months ended June 30, 2000, was 4.28%, an increase of 48 basis points from 3.80% in the six months ended June 30, 1999. The resulting interest rate spread decreased 39 basis points to 3.87% in the six months ended June 30, 2000, from 4.26% in the six months ended June 30, 1999. The increase in the average loan yield from 8.83% to 9.17%, from June 30, 1999 to June 30, 2000, was primarily a result of higher interest rates due to increases in the prime rate. The average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, rose not only because interest rates on these borrowings increased along with general market interest rates, but also because the bank increased the relative portion of such borrowings that were funded through FHLB borrowings, which bear higher interest rates than repurchase agreements.

Net interest margin declined from 5.04% for the six months ended June 30, 1999 to 4.67% for the six months ended June 30, 2000, primarily due to increased FHLB borrowings. Management used the proceeds from the Fleet branch acquisition to reduce the bank's short-term borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2000, and June 30, 1999, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                           AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                         Six Months Ended                 Six Months Ended
                                          June 30, 2000                     June 30,1999                    Changes Due To
                                  --------------------------------  ----------------------------     -------------------------------
                                   Average              Interest    Average           Interest                      Interest   Rate/
($ in thousands)                   Balance   Interest   Rates (3)   Balance  Interest  Rates (3)     Total  Volume   Rate     Volume
------                           ----------  --------  ----------   -------  -------- ----------    ------- ------  --------  ------
Assets:
  Loans (1)(2)                   $268,990   $12,267      9.17%      $221,985  $9,723    8.83%       $2,544  $2,064   $375     $105
  Investment securities (3)(5)    176,654     5,352      6.60        116,282   3,424    6.68         1,928   2,005    (46)     (31)
  Federal funds sold                   95         3      6.35          2,762      64    4.67           (61)    (62)    23      (22)
-------                          --------   -------     ------      --------  ------    ----        ------  ------   ----     ------
   Total interest
      earnings assets             445,739    17,622      8.15%       341,029  13,211    8.06%        4,411   4,007    352       52
    Other assets (4)(5)            24,194                             20,096  ------                ------   -----   ----     ------
                                 --------                           --------

      Total assets  (5)         $ 469,933                           $361,125
                                =========                           ========


Liabilities and stockholders'
  equity:
  Savings, NOW and money market $ 131,375     1,517      2.32%      $112,487   1,142    2.05%          375     193    151       31
  Time deposits                   155,437     3,992      5.16        143,553   3,648    5.12           344     303     29       12
  Short-term borrowings            75,592     2,212      5.88         15,338     326    4.29         1,886   1,285    121      480
                                ---------   -------     -----       --------   -----                 -----   -----   ----     ----
  Interest bearing
    deposits and borrowings      362,404      7,721      4.28%       271,378   5,116    3.80%        2,605   1,781    301      523
                                ---------    ------     -----       --------   -----                 -----   -----    ---     ----

  Non-interest bearing deposits    70,298                             59,315
  Other liabilities                 7,838                              3,116
                                ---------                           --------
    Total liabilities             440,540                            333,809

Stockholders' equity  (5)          29,393                             27,316
                                ---------                           --------
      Total liabilities and

       Stockholders' equity (5) $ 469,933                           $361,125
                                =========                           ========


Net interest rate spread                                 3.87%                          4.26%


Net interest income                         $ 9,901                 $  8,095                        $1,806  $2,226   $ 51   $ (471)
                                            =======                 ========                        ======  ======   ====   ======


Net yield on average earning assets                      4.67%                          5.04%


(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.

(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes and other miscellaneous assets.

(5)  Excludes the effect of SFAS No. 115

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

The provision for loan losses amounted to $285,000 and $270,000 for the six months ended June 30, 2000 and June 30, 1999, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, excluding security gains, increased by $124,000 to $1,411,000 for the six months ended June 30, 2000, compared to $1,287,000 for the six months ended June 30, 1999. This increase was primarily caused by increases in investment services income of $147,000, and other income of $80,000, offset by a decrease in net gain on loan sales of $101,000.

Investment services income includes trust income and income generated from the financial planning and securities brokerage services provided through the bank's subsidiary, Enterprise Investment Services LLC, which was established on March 21, 2000. Investment services income increased by $147,000 for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in trust assets. Trust assets increased to $239.2 million at June 30, 2000 from $203.3 million at June 30, 1999. Income from Enterprise Investment Services LLC accounted for $26,000 of the increase.

Gain on sale of loans declined to $19,000 from $120,000 for the six months ended June 30, 2000 compared to the same period in 1999 due to a decline in mortgage loan refinancing and origination due to increased interest rates.

Other income for the six months ended June 30, 2000, was $243,000 compared to $163,000 for the six months ended June 30, 1999, due primarily to an increase in ATM surcharges, debit card fees and wire fees.

Non-Interest Expenses

Salaries and benefits expense totaled $4,823,000 for the six months ended June 30, 2000, compared with $3,845,000 for the six months ended June 30, 1999, an increase of $978,000. This increase was primarily the result of new hires due to bank growth, strategic initiatives implemented by the bank, and in preparation for the anticipated general operational support needed after the Fleet branch acquisition.

Occupancy expense was $1,516,000 for the six months ended June 30, 2000, compared with $1,161,000 for the six months ended June 30, 1999, an increase of $355,000. The increase was primarily due to the opening of the Westford branch, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Advertising and public relations expenses decreased by $59,000 for the six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily attributed to the timing of expenses associated with the advertising programs.

Office and data processing supplies expense increased by $98,000 for the six months ended June 30, 2000 compared to the same period in the prior year. The increase was primarily due to the timing of purchases, supplies for new hires, new office space, and preparation for the Fleet branch acquisition.

Trust professional and custodial expenses increased by $77,000 for the six months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to asset growth and an increase in the professional management fees that are paid by the bank to an outside investment manager as a percentage of assets under the management of such outside investment manager.

Other operating expense increased $298,000 for the six months ended June 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased postage, training, and internet banking expenses associated with the implementation of strategic initiatives and the bank's growth.

Trust preferred expense was $318,000 for the six months ended June 30, 2000 and is comprised of interest costs and amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

The company's effective tax rate for the six months ending June 30, 2000 was 24.8% compared to 27.6% for the six months ended June 30, 1999. The reduction in rate was primarily due to an increase in tax exempt investment securities.

                              Results of Operations
      Three Months Ended June 30, 2000 vs. Three Months Ended June 30, 1999

The company reported net income of $879,000 for the three months ended June 30, 2000, versus $1,011,000 for the three months ended June 30, 1999. The company had basic earnings per common share of $0.27 and diluted earnings per share of $0.27 for the three months ending June 30, 2000 and basic earnings per common share of $.32 and diluted earnings per share of $.30 for the three months ended June 30, 1999.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                 Three months ended June 30,
($ in thousands)                                                   2000           1999
                                                                -----------    -----------
Average assets (1)                                                $492,317       366,413
Average deposits and short-term borrowings                         449,372       335,811
Average investment securities (1)                                  188,659       117,528
Average loans, net of deferred loan fees                           277,669       226,760
Net interest income                                                  5,181         4,115
Provision for loan losses                                              159           135
Tax expense                                                            273           354
Average loans: Average deposits and borrowings                       61.79%        67.53%
Non-interest expense: Average assets (2)                              3.77%         3.70%
Non-interest income: Average assets (2)                                .61%          .73%
Average tax equivalent rate earned on interest earning assets         8.10%         8.01%
Average rate paid on interest bearing deposits and
   short-term borrowings                                              4.31%         3.75%
Net interest margin                                                   4.62%         5.04%


(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period


Net Interest Income

The company's net interest income was $5,181,000 for the three months ended June 30, 2000, an increase of $1,066,000 or 25.9% from 4,115,000 for the three months ended June 30, 1999. Interest income increased $2,586,000, primarily a result of an increase of average loan balances of $50.9 million and average investment security balances of $71.1 million from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. The increase in interest income for the 2000 period was partially offset by an increase in interest expense of $1,520,000 for such period, primarily due to an increase in short-term borrowings of $67.1 million for the quarter ended June 30, 2000 as compared to the prior year period.

The average tax-equivalent yield on earning assets in the three months ended June 30, 2000, was 8.10%, up 9 basis points from 8.01% in the three months ended June 30, 1999. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended June 30, 2000, was 4.31%, an increase of 56 basis points from 3.75% in the three months ended June 30, 1999. The resulting interest rate spread decreased 47 basis points to 3.79% in the three months ended June 30, 2000, from 4.26% in the three months ended June 30, 1999. The increase in the average loan yield from 8.75% to 9.13%, from June 30, 1999 to June 30, 2000, was primarily a result of higher interest rates due to increases in the prime rate and income recognition on loans that had been previously classified as non-accrual loans. The average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, rose not only because interest rates on these borrowings increased along with general market interest rates, but also because the bank increased the relative portion of such borrowings that were funded through FHLB borrowings, which bear higher interest rates than repurchase agreements.

Net interest margin declined to 4.62% for the three months ended June 30, 2000 from 5.04% for the three months ended June 30, 1999, primarily due to increased FHLB borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2000, and June 30, 1999, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                           AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                              Three Months Ended June 30, 2000   Three Months Ended June 30, 1999           Changes due to
                              --------------------------------   --------------------------------   --------------------------------
                               Average             Interest      Average            Interest                       Interest   Rate/
($ in thousands)               Balance   Interest  Rates (3)     Balance  Interest  Rates (3)      Total   Volume    Rate    Volume
                               -------   --------  ---------     -------  --------  ---------      -----   ------    ----    ------

Assets:
 Loans (1)(2)                 $277,669   $ 6,372     9.13%      $226,760  $ 4,949     8.75%       $1,423   $1,108    $214     $101
 Investment securities (3)(5)  188,659     2,893     6.59        117,528    1,712     6.62         1,181    1,171      (9)      19
 Federal funds sold                123         2     6.47          1,695       20     4.73           (18)     (18)      7       (7)
                              --------   -------                --------  -------                 ------   ------    ----     ----
  Total interest earnings
    assets                     466,451     9,267     8.10%       345,983    6,681     8.01%        2,586    2,261     212      113
                                         -------                          -------                 ------   ------     ---     ----
 Other assets (4)(5)            25,866                            20,430
                              --------                          --------


   Total assets (5)           $492,317                          $366,413
                              ========                          ========


Liabilities and stockholders'
  equity:
 Savings, NOW and money
   market                     $136,707       787     2.29%      $115,166      588     2.05%          199      110      69       20
 Time deposits                 156,933     2,042     5.18        142,746    1,804     5.07           238      179      39       20
 Short-term borrowings          83,345     1,257     6.00         16,286      174     4.29         1,083      715      69      299
                              --------   -------                --------  -------                 ------   ------    ----     ----
  Interest bearing deposits
    and borrowings             376,985     4,086     4.31%       274,198    2,566     3.75%        1,520    1,004     177      339
                              --------   -------                --------  -------                 ------   ------    ----     ----

 Non-interest bearing
   deposits                     72,387                            61,613
  Other liabilities             12,896                             2,475
                              --------                          --------
   Total liabilities           462,268                           338,286

Stockholders' equity (5)        30,049                            28,127
                              --------                          --------

  Total liabilities and

  Stockholders' equity (5)    $492,317                          $366,413
                              ========                          ========


Net interest rate spread                             3.79%                            4.26%


Net interest income                      $ 5,181                          $ 4,115                 $1,066   $1,257   $  35    $(226)
                                         =======                          =======                 ======   ======   =====    =====


Net yield on average earning
 assets                                              4.62%                            5.04%


(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(6) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.

(7) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes and other miscellaneous assets.

(8)  Excludes the effect of SFAS No. 115

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

The provision for loan losses amounted to $159,000 and $135,000 for the three months ended June 30, 2000 and June 30, 1999, respectively.

Non-Interest Income

Non-interest income, excluding security gains, increased by $79,000 to $743,000 for the three months ended June 30, 2000, compared to $664,000 for the three months ended June 30, 1999. This increase was primarily caused by increases in trust fees of $99,000, and other income of $47,000, offset by a decrease in net gain on loan sales of $56,000.

Trust fees increased by $99,000 for the three months ended June 30, 2000 compared to the same period in 1999 due primarily to an increase in trust assets. Trust assets increased to $239.2 million at June 30, 2000 from $203.3 million at June 30, 1999. Income from Enterprise Investment Services LLC accounted for $26,000 of the increase.

Gain on sale of loans declined to $10,000 from $66,000 for the three months ended June 30, 2000 compared to the same period in 1999 due to a decline in mortgage loan refinancing and origination due to increased interest rates.

Other income for the three months ended June 30, 2000, was $131,000 compared to $84,000 for the three months ended June 30, 1999, due primarily to an increase in ATM surcharges and debit card fees.

Non-Interest Expenses

Salaries and benefits expense totaled $2,478,000 for the three months ended June 30, 2000, compared with $1,972,000 for the three months ended June 30, 1999, an increase of $506,000. The increase in salaries and benefits was due to the significant investments made in products, services and technology, over the past year, as well as additional staffing to support the overall infrastructure of the bank.

Occupancy expense was $795,000 for the three months ended June 30, 2000, compared with $584,000 for the three months ended June 30, 1999, an increase of $211,000. The increase was primarily due to the opening of the Westford branch, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Office and data processing supplies expense increased by $48,000 for the three months ended June 30, 2000 compared to the same period in the prior year. The increase was primarily due to the timing of purchases, supplies for new hires, new office space, and preparation for the Fleet branch acquisition.

Trust professional and custodial expenses increased by $45,000 for the three months ended June 30, 2000 as compared to the same period in 1999. The increase was primarily due to asset growth and an increase in the professional management fees that are paid by the bank to an outside investment manager as a percentage of assets under the management of such outside investment manager.

Other operating expense increased $143,000 for the three months ended June 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased postage, training, and internet banking expenses associated with the implementation of strategic initiatives and the bank's growth.

Trust preferred expense was $289,000 for the three months ended June 30, 2000 and is comprised of interest costs and amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

The company's effective tax rate for the three months ending June 30, 2000 was 23.7% compared to 25.9% for the three months ended June 30, 1999. The reduction in rate was primarily due to an increase in tax exempt municipal investment securities.

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

            Not Applicable

Item 3      Defaults upon Senior Securities

            Not Applicable

Item 4      Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of the company was held on May 2, 2000. Votes were cast as follows:

            1. To elect five Directors of the company, each for a three-year term:

                 Nominee                       For      Against      Abstain
                 ===============================================================
                 Gerald G. Bousquet, M.D   2,866,341      0           26,073
                 Kathleen M. Bradley       2,866,541      0           25,873
                 James F. Conway, III      2,866,541      0           25,873
                 Nancy L. Donahue          2,866,541      0           25,873
                 Lucy A. Flynn             2,866,541      0           25,873

            2. To ratify the Board of Directors' appointment of KPMG LLP as the company's independent auditors for the fiscal year ending December 31, 2000

                                             For       Against        Abstain
                 ===============================================================
                                           2,882,915    5,093          4,406

Item 5      Other Information

The company completed its acquisition of two branch offices of Fleet National Bank on July 21, 2000. In accordance with the terms of the transaction, the bank purchased assets comprised of loans having an approximate book value of $7.0 million, furniture, fixtures and equipment having a net book value of approximately $0.02 million and land and buildings having agreed upon values totaling $1.5 million, and cash on hand of $0.7 million. As part of the transaction, the bank assumed approximately $58.3 million in deposits, in exchange for a premium of approximately 13.6% of total deposits or approximately $7.9 million. On the date of closing, Fleet National Bank paid to the bank a cash amount of $43.0 million, which was intended to equal the value of the assumed deposits, less the values of the various purchased assets, the deposit premium and the cash on hand at the branches at the time of closing. The closing date payment was based on a valuation of assets and liabilities at the close of business on the fifth business day preceding the closing date and will be adjusted, as necessary, to reflect such values as of the close of business on the closing date. In connection with such adjustment, the company anticipates a final payment back to Fleet National Bank equal to approximately $2.0 million, primarily because the final deposit and cash on hand amounts differed from the amounts used to calculate the closing date payment. Management used the proceeds of the closing date payment to reduce the bank's current FHLB borrowings.


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


                                      ENTERPRISE BANCORP, INC.

DATE:  August 14, 2000                By:    /s/ John P. Clancy, Jr.
                                           ----------------------------
                                            John P. Clancy, Jr.
                                            Treasurer