Form 10-Q
period 2000-09-30
ENTERPRISE BANCORP INC /MA/
filed 2000-11-14
CIK 1018399

Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

          October 31, 2000 Common Stock - Par Value $0.01, 3,396,863 shares outstanding

                            ENTERPRISE BANCORP, INC.
                                      INDEX

                                                                     Page Number

         Cover Page                                                       1

         Index                                                            2

                        PART I FINANCIAL INFORMATION

Item 1   Financial Statements

             Consolidated Balance Sheets
             September 30, 2000 and December 31, 1999                     3

             Consolidated Statements of Income
             Three months and nine months ended September 30, 2000
                and 1999                                                  4

             Consolidated Statements of Changes in Stockholders' Equity   5
             Nine months ended September 30, 2000

             Consolidated Statements of Cash Flows
             Nine months ended September 30, 2000 and 1999                6

             Notes to Financial Statements                                7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

Item 3   Quantitative and Qualitative Disclosures About Market Risk      20

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings                                               21

Item 2   Changes in Securities and Use of Proceeds                       21

Item 3   Defaults upon Senior Securities                                 21

Item 4   Submission of Matters to a Vote of Security Holders             21

Item 5   Other Information                                               21

Item 6   Exhibits and Reports on Form 8-K                                21

         Signature Page                                                  22


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

                                                    ENTERPRISE BANCORP, INC.

                                                   Consolidated Balance Sheets


                                                                     September 30,   December 31,
                                                                         2000            1999
($ in thousands)                                                      (Unaudited)
                                                                   ---------------    ---------
        Assets

Cash and cash equivalents                                               $  22,129       17,089
Federal funds sold                                                         10,300         --
Investment securities at fair value                                       192,260      153,427
Loans, less allowance for loan losses of                                $   6,186
     at September 30, 2000 and  $5,446 December 31, 1999                  300,267      255,708
Premises and equipment                                                     10,247        7,691
Accrued interest receivable                                                 3,800        3,264
Prepaid expenses and other assets                                           2,669        1,590
Income taxes receivable                                                       641          255
Deferred income taxes, net                                                  3,630        4,071
Goodwill                                                                    7,694         --
                                                                        ---------    ---------

               Total assets                                             $ 553,637      443,095
                                                                        =========    =========

        Liabilities and Stockholders' Equity

Deposits                                                                $ 459,066      333,423
Short-term borrowings                                                      47,638       78,767
Escrow deposits of borrowers                                                1,087          795
Accrued expenses and other liabilities                                      2,101        1,932
Accrued interest payable                                                    1,018          715
                                                                        ---------    ---------

               Total liabilities                                          510,910      415,632
                                                                        ---------    ---------

Trust preferred securities                                                 10,500         --

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued                                         --           --
Common stock $.01 par value; 10,000,000 shares authorized;
             3,396,738 and 3,229,893 shares issued and
             outstanding at September 30, 2000 and December 31, 1999,
             respectively                                                      34           32
Additional paid-in capital                                                 17,698       16,149
Retained earnings                                                          15,886       14,026
Accumulated other comprehensive income                                     (1,391)      (2,744)
                                                                        ---------    ---------

               Total stockholders' equity                                  32,227       27,463
                                                                        ---------    ---------

               Total liabilities and stockholders' equity               $ 553,637      443,095
                                                                        =========    =========

                                       ENTERPRISE BANCORP, INC.

                                 Consolidated Statements of Income

                         Three and nine months ended September 30, 2000 and 1999

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                     ----------------------------     ----------------------------
($ in thousands)                                                         2000             1999              2000            1999
                                                                      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                                     -------------  ------------------  ------------     -----------
(Unaudited) Interest and dividend income:
     Loans                                                            $    6,993          5,423           19,260          15,146
     Investment securities                                                 3,010          1,934            8,362           5,358
     Federal funds sold                                                      107              2              110              67
                                                                      ----------     ----------        ----------      ----------
         Total interest income                                            10,110          7,359           27,732          20,571
                                                                      ----------     ----------        ----------      ----------

Interest expense:
     Deposits                                                              3,299          2,441            8,808           7,231
     Borrowed funds                                                          849            411            3,061             737
                                                                      ----------     ----------       ----------      ----------
         Total interest expense                                            4,148          2,852           11,869           7,968
                                                                      ----------     ----------       ----------      ----------

         Net interest income                                               5,962          4,507           15,863          12,603
Provision for loan losses                                                    159           --                444             270
                                                                      ----------     ----------       ----------      ----------

          Net interest income after provision for loan losses              5,803          4,507           15,419
                                                                                                                          12,333

Non-interest income:
     Deposit service fees                                                    238            222              662             648
     Investment services income                                              383            305            1,108             883
     Gain on sale of loans                                                    42             28               61             148
     (Loss)/gain on sale of investments                                     --               80               (2)            183
     Other income                                                            164             89              407             253
                                                                      ----------     ----------       ----------      ----------
          Total non-interest income                                          827            724            2,236           2,115
                                                                      ----------     ----------       ----------      ----------

Non-interest expense:
     Salaries and employee benefits                                        3,005          2,207            7,828           6,052
     Occupancy expenses                                                      809            648            2,325           1,809
     Advertising and public relations                                        211            124              433             405
     Office and data processing supplies                                     258             98              486             234
     Audit, legal and other professional fees                                149            190              480             510
     Trust professional and custodial expenses                               117             97              346             250
     Other operating expenses                                                535            419            1,435           1,015
     Trust preferred expense                                                 288           --                606            --
     Amortization of goodwill                                                149           --                149            --
                                                                      ----------     ----------       ----------      ----------

            Total non-interest expense                                     5,521          3,783           14,088          10,275
                                                                      ----------     ----------       ----------      ----------

Income before income taxes                                                 1,109          1,448            3,567           4,173
Income tax expense                                                           260            384              870           1,137
                                                                      ----------     ----------       ----------      ----------

               Net income                                             $      849          1,064            2,697           3,036
                                                                      ==========     ==========       ==========      ==========

Basic earnings per average common share outstanding                   $      .25            .33              .82             .95
                                                                      ==========     ==========       ==========      ==========

Diluted earnings per average common share outstanding                 $      .25            .32              .80             .91
                                                                      ==========     ==========       ==========      ==========

Basic weighted average common shares outstanding                       3,395,338      3,202,412        3,296,953       3,180,730
                                                                      ==========     ==========       ==========      ==========

Diluted weighted average common shares outstanding                     3,412,512      3,361,275        3,370,421       3,339,593
                                                                      ==========     ==========       ==========      ==========

                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                      Nine months ended September 30, 2000


                                                      Common Stock       Additional            Comprehensive Income
                                              -------------------------   Paid-in    Retained  --------------------    Stockholders'
($ in thousands)                                Shares         Amount     Capital    Earnings  Period  Accumulated        Equity
                                              -----------   ----------    --------  ---------  ------- ------------    -----------


Balance at December 31, 1999                   3,229,893    $     32      $16,149   $  14,026          $(2,744)          $27,463

Comprehensive income
    Net income                                                                          2,697   2,697                      2,697
    Unrealized appreciation on securities,
      net of reclassification                                                           1,353   1,353                      1,353
                                                                                             --------
Total comprehensive income, net of tax                                                       $  4,050
                                                                                             ========

Tax benefit on non-qualified stock
 options exercised                                               --           372                                            372

Common stock dividend declared
   ($.25 per share)*                                                                     (837)                              (837)

Common stock issued - Dividend
   Reinvestment Plan*                             47,800           1          493                                            494

Stock options exercised                          119,045           1          684                                            685
                                              ----------    --------      -------   ---------                           ---------


Balance at September 30, 2000*                  3,396,738    $    34      $17,698   $  15,886          $(1,391)         $ 32,227
                                              ===========   ========     ========   =========          ========         ========

Disclosure of reclassification amount:

Gross unrealized holding appreciation
  arising during the period                                                                  $  2,056
Tax expense                                                                                      (704)
                                                                                             --------
Unrealized holding appreciation, net of tax                                                     1,352
                                                                                             --------
Less: reclassification adjustment for
gains/(losses) included in net income                                                             (1)
                                                                                             --------
Net unrealized appreciation on securities                                                    $  1,353
                                                                                             ========

  * Dividends declared were $0.25 per share, totaling $837,000. The dividend was split between cash of $344,000, which was paid on July 3, 2000, and 47,800 shares valued at $493,000, which were issued on July 3, 2000 pursuant to the company's dividend reinvestment plan.

                                          ENTERPRISE BANCORP, INC.

                                    Consolidated Statements of Cash Flows

                                Nine months ended September 30, 2000 and 1999

                                                                                 September 30,        September 30,
                                                                                     2000                  1999
($ in thousands)                                                                 (Unaudited)           (Unaudited)
                                                                                ---------------     ------------------

Cash flows from operating activities:
     Net income                                                                 $   2,697                 3,036
     Adjustments to reconcile net income to net
        cash provided by operating activities:
               Provision for loan losses                                              444                   270
               Depreciation and amortization                                        1,407                 1,020
               Gains on sales of loans                                                (61)                 (148)
               Loss (gain) on sales of securities                                       2                  (183)
               Write-downs of foreclosed property                                      --                    50
               Increase in accrued interest receivable                               (536)                 (305)
               Increase in prepaid expenses and other assets                       (1,079)                 (758)
               Increase in deferred income taxes                                     (264)                  (74)
               Increase (decrease) in accrued expenses
                  and other liabilities                                               169                  (336)
               Increase (decrease) in accrued interest payable                        303                   (35)
               Increase in income taxes receivable                                   (386)                 (378)
                                                                                ---------             ---------
               Net cash provided by operating activities                            2,696                 2,159
                                                                                ---------             ---------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                                    6,602                15,585
     Proceeds from sales of investment securities                                   1,984                12,524
     Purchase of investment securities                                            (45,365)              (57,675)
     Net increase in loans                                                        (45,192)              (27,688)
     Additions to premises and equipment, net                                      (3,812)               (2,686)
     Cash paid for assets in excess of liabilities                                 (7,593)                 --
                                                                                ---------             ---------
                  Net cash used in investing activities                           (93,376)              (59,940)
                                                                                ---------             ---------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                          125,935                15,614
     Net (decrease) increase in short-term borrowings                             (31,129)               38,101
     Dividends paid                                                                  (837)                 (666)
     Common stock issued - Dividend Reinvestment                                      494                   388
     Proceeds from issuance of trust preferred securities                          10,500                  --
     Stock options exercised                                                        1,057                    46
                                                                                ---------             ---------
                  Net cash provided by financing activities                       106,020                53,483
                                                                                ---------             ---------

Net increase (decrease) in cash and cash equivalents                               15,340                (4,298)
Cash and cash equivalents at beginning of period                                   17,089                25,923
                                                                                ---------             ---------

Cash and cash equivalents at end of period                                      $  32,429                21,625
                                                                                =========             =========

Supplemental financial data:
     Cash paid for:
        Interest on deposits and short-term borrowings                          $  11,566                 8,003
        Income taxes                                                                1,148                 1,498

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

The bank's plan of operation to engage in insurance sales activities through Enterprise Insurance Services LLC has been approved by the Massachusetts Division of Banks. The bank's commencement of such insurance sales activities remains subject to the Massachusetts Division of Insurance's issuing the required insurance license to Enterprise Insurance Services LLC.

(7)       Tax benefit on non-qualified stock options exercised

During the nine months ended September 30, 2000, options granted under the company's incentive stock option plan were exercised for 119,045 shares of company common stock. In February 2000, certain executives of the bank exercised options to acquire an aggregate of 104,000 shares of company common stock from the company's chief executive officer. The options were granted to them in connection with their recruitment at the time the bank was organized and constitute non-qualified options of the company for tax purposes. Accordingly, in connection with the exercise of the options the company realized a compensation expense for tax purposes, which resulted in a tax benefit to the company of $0.4 million. The tax benefit is recorded as an adjustment to additional paid in capital.

(8)       Reclassification

Certain fiscal 1999 information has been reclassified to conform to the 2000 presentation.

(9)       Recent Developments - Completion of Fleet Branch Acquisition

The bank  completed its  acquisition  of two Fleet  National Bank branch offices
(the "Fleet branches") on July 21, 2000, in connection with which the bank purchased assets comprised of loans having an approximate book value of $7.0 million, furniture, fixtures and equipment having a net book value of approximately $0.02 million, land and buildings having agreed upon values totaling $1.5 million, and cash on hand of $0.7 million. As part of this transaction, the bank assumed approximately $58.3 million in deposits, in exchange for a premium of approximately 13.6% of total deposits or approximately $7.9 million. Fleet National Bank paid to the bank a cash amount of $43.0 million. The company is amortizing the goodwill over a ten-year period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                   Minimum Capital              Minimum Capital
                                                                     for Capital                     to be
                                          Actual                 Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------
As of September 30, 2000:
Total Capital
   (to risk weighted assets)     $       40,855     11.61%   $      27,854      8.00%    $     34,818         10.00%

Tier 1 Capital
   (to risk weighted assets)             36,480     10.35%          13,927      4.00%          20,890         6.00%

Tier 1 Capital*
   (to average assets)                   36,480      6.89%          21,496      4.00%          26,870          5.00%


       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company. This calculation for the company is reflected for informational purposes.

Trust preferred securities may compose up to 25% of the company's Tier 1 capital. Any trust-preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. At September 30, 2000, $10.5 million in proceeds from the issuance of trust preferred securities were included in Tier 1 capital of the company and $10.3 million of the proceeds had been contributed to the bank's capital.

The deposit premium recorded by the bank upon the completion of the Fleet branch acquisition, which closed on July 21, 2000, is accounted for as "goodwill", which is an intangible asset and must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios.

On April 18, 2000, the board of directors declared a dividend in the amount of $0.25 per share, which was paid on July 3, 2000 to shareholders of record as of the close of business on June 9, 2000. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased by $110.5 million, or 24.9%, since December 31, 1999. The increase is primarily attributable to increases in investment securities of $38.8 million and gross loans of $45.3 million. The increase in assets was funded primarily by deposit growth of $125.6, including $58.3 million in deposits acquired from the Fleet branch acquisition, and the issuance of trust preferred securities of $10.5 million offset by a decrease in short-term borrowings of $31.1 million.

Investments

At September 30, 2000 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized depreciation at September 30, 2000 was $2.1 million compared to $4.2 million at December 31, 1999. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. This unrealized depreciation will only be realized if the securities are sold. The unrealized depreciation on the investment portfolio will decline as interest rates fall or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $306.5 million, or 55.4% of total assets, at September 30, 2000, compared to $261.2 million, or 58.9% of total assets, at December 31, 1999. The increase in loans of $45.2 million for the nine months ended September 30, 2000 compared to an increase of $27.9 million for the same period in 1999. The growth during the period in 2000 was primarily attributed to loan originations in the commercial real estate, commercial and construction loan portfolios.

Prepaid expenses and other assets

At September 30, 2000 prepaid assets and other assets increased to $2.7 million from $1.6 million at December 31, 1999. The increase is primarily attributable to $0.4 million in underwriting costs associated with the issuance of trust preferred securities, a $0.2 million increase in the cash surrender value of life insurance policies on certain executive officers and an increase in prepaid expenses of $0.3 million.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased by $125.9 million, or 37.7%, during the first nine months of 2000, from $334.2 million at December 31, 1999, to $460.2 million at September 30, 2000. Excluding deposits acquired as part of the Fleet branch acquisition of $58.3 million, deposits increased by $67.6 million, or 20.2%, during the first nine months of 2000. The growth in 2000 was due to the combination of the addition of several new bank products, the enhancement of the bank's Internet and cash management services and the bank's ability to increase its market share as a result of opportunities presented by the continuing consolidation among banking institutions operating in the bank's market area.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased by $31.1 million, or 39.5%, from $78.8 million at December 31, 1999 to $47.6 million at September 30, 2000. The cash proceeds received by the bank as part of the Fleet branch acquisition were used to reduce existing FHLB borrowings. The bank had FHLB borrowings outstanding of $0.5 million at September 30, 2000, and had the ability to borrow approximately an additional $106.2 million. Management actively uses FHLB borrowings in managing the bank's asset/liability position. Management periodically takes advantage of opportunities to fund asset growth with FHLB borrowings, but on a long-term basis the bank seeks to replace these borrowings with deposits.

Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                     Nine months ended September 30,
($ in thousands)                                                      2000                     1999
                                                                 -------------            --------------
Balance at beginning of year                                  $          5,446                     5,234
Loans charged-off
     Commercial                                                             97                        51
     Commercial real estate                                                 48                         -
     Construction                                                            -                         -
     Residential real estate                                                 -                         -
     Home equity                                                             -                         -
     Other                                                                   -                         9
                                                                 -------------            --------------
                                                                           145                        60

Recoveries on loans charged off
     Commercial                                                             25                        45
     Commercial real estate                                                 48                         2
     Construction                                                          100                         -
     Residential real estate                                                 1                         -
     Home equity                                                            13                         4
     Other                                                                   4                        54
                                                                 -------------            --------------
                                                                           191                       105

Net loans recovered/(charged off)                                           46                        45
Allowance on acquired loans                                                250                         -
Provision charged to income                                                444                       270
                                                                 -------------            --------------
Balance at September 30                                       $          6,186                     5,549
                                                                 =============            ==============

Annualized net recoveries/(charge-offs): Average
     loans outstanding                                                    .02%                     0.02%
                                                                 =============            ==============
Allowance for loan losses: Gross loans                                   2.02%                     2.28%
                                                                 =============            ==============
Allowance for loan losses: Non-performing loans                        554.30%                   652.06%
                                                                 =============            ==============

The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                                  September 30,   December 31,    September 30,
Loans on non-accrual:                                                 2000            1999             1999
                                                                 -------------    -------------   -------------
  Commercial                                                  $            649             368              396
  Residential real estate                                                   72               92              72
  Commercial real estate                                                   341              223             270
  Construction                                                               -            2,168               -
  Consumer, including home equity                                            2               47              64
                                                                 -------------    -------------   -------------
     Total loans on non-accrual                                          1,064            2,898             802

Loans past due >90 days, still accruing                                     52               48              49
                                                                 -------------    -------------   -------------

Total non-performing loans                                               1,116            2,946             851

Other real estate owned                                                      -                -             254
                                                                 -------------    -------------   -------------
     Total non-performing loans and real estate owned         $          1,116            2,946           1,105
                                                                 =============    =============   =============

Non-performing loans: Gross loans                                         .36%            1.12%           0.35%
                                                                 =============    =============   =============
Non-performing loans and real estate owned: Total assets                  .20%            0.66%           0.27%
                                                                 =============    =============   =============
Delinquent loans 30-89 days past due: Gross loans                         .42%            0.68%           0.53%
                                                                 =============    =============   =============

Total non-performing loans decreased by $1.8 million from December 31, 1999 to September 30, 2000. The primary cause for the decline was the successful workout of one construction loan. The bank recognized a full recovery in 2000 of principal previously charged off on this loan. The ratio of non-performing loans to gross loans decreased from 1.12% as of December 31, 1999 to 0.36% as of September 30, 2000, primarily as result of this change.

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


                              Results of Operations
  Nine Months Ended September 30, 2000 vs. Nine Months Ended September 30, 1999

The  company  reported  net  income  of  $2,697,000  for the nine  months  ended
September 30, 2000, versus $3,036,000 for the nine months ended September 30, 1999. The company had basic earnings per common share of $0.82 and diluted earnings per share of $0.80 for the nine months ending September 30, 2000 and basic earnings per common share of $0.95 and diluted earnings per share of $0.91 for the nine months ended September 30, 1999. The decrease in earnings is principally due to startup costs associated with the acquisition of two branches from Fleet in July and the opening of the Westford branch in November 1999. In addition, significant enhancements and investments have been made during 2000 to products and services, back-office operations, technology and other infrastructure to support the new branches and to provide for growth in the years ahead. These investments negatively impact earnings in the short term, but they have dramatically improved the bank's competitive market position, thus fueling significant growth.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                     Nine months ended September 30,
($ in thousands)                                                      2000                     1999
                                                                 -------------            --------------
Average assets (1)                                            $        491,800                   371,555
Average deposits and short-term borrowings                             452,190                   340,905
Average investment securities (1)                                      183,168                   122,067
Average loans, net of deferred loan fees                               277,985                   227,004
Net interest income                                                     15,863                    12,603
Provision for loan losses                                                  444                       270
Tax expense                                                                870                     1,137
Average loans: Average deposits and borrowings                          61.48%                    66.59%
Non-interest expense: Average assets (2)                                 3.83%                     3.70%
Non-interest income: Average assets (2)                                   .61%                     0.70%
Average tax equivalent rate earned on interest earning assets            8.22%                     8.08%
Average rate paid on interest bearing deposits and
   short-term borrowings                                                 4.22%                     3.81%
Net interest margin                                                      4.79%                     5.05%


(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $15,863,000 for the nine months ended September 30, 2000, an increase of $3,260,000 or 25.9% from $12,603,000 for the nine months ended September 30, 1999. Interest income for the nine months ended September 30, 2000 increased by $7,161,000, primarily as a result of an increase in average loan balances of $51.0 million, or 22.5%, and an increase in average investment security balances of $61.1 million, or 50.1%, compared to the nine months ended September 30, 1999. The increase in interest income for the nine months ended September 30, 2000 was partially offset by an increase in interest expense for such period of $3,901,000, which was primarily due to an increase in average short-term borrowings of $47.4 million for such period, as compared to interest expense for such period during the prior year.

The average tax-equivalent yield on earning assets in the nine months ended September 30, 2000, was 8.22%, up 14 basis points from 8.08% in the nine months ended September 30, 1999. The average rate paid on interest bearing deposits and short-term borrowings in the nine months ended September 30, 2000, was 4.22%, an increase of 41 basis points from 3.81% in the nine months ended September 30, 1999. The resulting interest rate spread decreased 27 basis points to 4.00% in the nine months ended September 30, 2000, from 4.27% in the nine months ended September 30, 1999. The increase in rate on earning assets and increase in cost of funds were both due to increases in the prime lending rate, the discount rate and U.S. treasury rates. In addition, the average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, rose during the nine months ended September 30, 2000, as compared to such period during the prior year, not only because interest rates on these borrowings increased along with general market interest rates, but also because the bank increased the relative portion of such borrowings that were funded through FHLB borrowings, which bear higher interest rates than repurchase agreements.

Net interest margin declined from 5.05% for the nine months ended September 30, 1999 to 4.79% for the nine months ended September 30, 2000, primarily due to increased FHLB borrowings. Management used the proceeds received by the bank as part of the Fleet branch acquisition, which was completed on July 21, 2000, to reduce the bank's FHLB borrowings.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2000, and September 30, 1999, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).


                                                  AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                            Nine Months Ended                  Nine Months Ended                Changes
                                            September 30, 1999                 September 30, 2000               due to
                                   ----------------------------------------  --------------------   -------------------------------
                                   Average             Interest   Average               Interest                    Interest  Rate/
($ in thousands)                   Balance   Interest  Rates (3)  Balance    Interest   Rates (3)   Total    Volume  Rate    Volume
                                   --------  --------  ---------  ---------  --------- ---------    -----    ------ -------   -----
Assets:
 Loans (1)(2)                      $277,985  $ 19,260    9.29%    $ 227,004  $  15,146     8.92%$   $ 4,114   3,392    626       96
 Investment securities (3)(5)       183,168     8,362    6.62       122,067      5,358     6.58       3,004   2,999     36     (31)
 Federal funds sold                   2,255       110    6.54         1,911         67     4.69          43      12     26        5
                                   --------  --------  -------    ---------  ---------  --------    -------  ------ -------    ----
   Total interest earnings assets   463,408    27,732    8.22%      350,982     20,571     8.08%      7,161   6,403    688       70
 Other assets (4)(5)                 28,392                          20,573
                                   --------                       --------

   Total assets (5)                $ 491,800                      $371,555
                                   ========                       ========

Liabilities and stockholders' equity:
 Savings, NOW and money market     $150,426     2,646    2.36%    $ 114,421      1,774     2.07%        872     556     248      68
 Time Deposits                      157,292     6,162    5.25       143,860      5,457     5.07         705     508     193       4
 Short-term borrowings               68,929     3,061    5.95        21,521        737     4.58       2,324   1,620     220     484
                                   --------  --------  -------    ---------  ---------  --------    -------  ------ -------    ----
   Interest bearing deposits
     and borrowings                 376,647    11,869    4.22%      279,802      7,968     3.81%      3,901   2,684     661
                                   --------  --------  -------    ---------  ---------  --------    -------  ------ -------

 Non-interest bearing deposits       75,543                         61,103
 Other liabilities                    7,580                          2,793
                                   --------                       --------
   Total liabilities                459,770                        343,698

Stockholders' equity(5)              32,030                         27,857
                                   --------                       --------

   Total liabilities and
    Stockholders' equity (5)       $491,800                       $371,555
                                   --------                       --------

Net interest rate spread                                 4.00%                            4.27%

Net interest income                          $ 15,863                        $  12,603              $ 3,260  $3,719   $   27  $486)
                                             ========                        =========              =======  ======   ======  =====

Net yield on average earning assets                      4.79%                            5.05%


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

The provision for loan losses amounted to $444,000 and $270,000 for the nine months ended September 30, 2000 and September 30, 1999, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income, excluding security gains, increased by $306,000 to $2,238,000 for the nine months ended September 30, 2000, compared to $1,932,000 for the nine months ended September 30, 1999. This increase was primarily due to increases in investment services income of $225,000, and other income of $154,000, which were partially offset by a decrease in net gain on loan sales of $87,000.

Investment services income includes trust income and income generated from the financial planning and securities brokerage services provided through the bank's subsidiary, Enterprise Investment Services LLC, which was established on March 21, 2000. Investment services income increased by $225,000 for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to an increase in trust assets. Trust assets increased to $252.9 million at September 30, 2000 from $200.8 million at September 30, 1999. Income from Enterprise Investment Services LLC accounted for $54,000 of this increase in investment services income.

Gain on sale of loans declined to $61,000 from $148,000 for the nine months ended September 30, 2000 compared to the same period in 1999 due to a decline in mortgage loan refinancing and origination due to increased interest rates through the majority of the current nine month period as compared to such period in the prior year.

Other income for the nine months ended September 30, 2000, was $407,000 compared to $253,000 for the nine months ended September 30, 1999, due primarily to increased fees generated from the operations of the newly acquired Fleet branches, ATM surcharges, debit card fees and the receipt of a sales tax abatement.

Non-Interest Expenses

Salaries and benefits expense totaled $7,828,000 for the nine months ended September 30, 2000, compared with $6,052,000 for the nine months ended September 30, 1999, an increase of $1,776,000. This increase was primarily the result of costs incurred in connection with new hires due to bank growth, including the additional staff that came with the newly acquired Fleet branches, strategic initiatives implemented by the bank (which included the initial commencement of securities brokerage services and the expansion of existing cash management and internet banking services), and actions taken in preparing for the additional operational support that was required with respect to the newly acquired Fleet branches as well as other bank growth.

Occupancy expense was $2,325,000 for the nine months ended September 30, 2000, compared with $1,809,000 for the nine months ended September 30, 1999, an increase of $516,000. The increase was primarily due to the acquisition of the Fleet branches, the opening of the Westford branch, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Advertising and public relations expenses increased by $28,000 for the nine months ended September 30, 2000 compared to the same period in 1999. The increase was primarily due to advertising associated with the Fleet branch acquisition.

Office and data processing supplies expense increased by $252,000 for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase was primarily due to costs associated with the Fleet branch acquisition, overall bank growth and enhancements to marketing materials.

Trust professional and custodial expenses increased by $96,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. The increase was primarily due to asset growth and an increase in the professional management fees that are paid by the bank to an outside investment manager as a percentage of assets under the management of such outside investment manager.

Other operating expense increased by $420,000 for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased postage, training, and internet banking expenses associated with the implementation of strategic initiatives, the acquisition of the Fleet branches and overall bank growth.

Trust preferred expense was $606,000 for the nine months ended September 30, 2000 and is comprised of interest costs and amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of goodwill booked in connection with the Fleet branch acquisition totaled $149,000 for the nine months ended September 30, 2000. This goodwill is being amortized on a straight-line basis over 10 years. The company's effective tax rate for the nine months ending September 30, 2000 was 24.4% compared to 27.2% for the nine months ended September 30, 1999. The reduction in rate was primarily due to a decline in pre-tax income and the resulting increased benefit, as a percentage of pre-tax income, realized from tax exempt municipal securities owned by the bank.

                              Results of Operations
 Three Months Ended September 30, 2000 vs. Three Months Ended September 30, 1999

The company reported net income of $849,000 for the three months ended September 30, 2000, versus $1,064,000 for the three months ended September 30, 1999. The company had basic earnings per common share of $0.25 and diluted earnings per share of $0.25 for the three months ending September 30, 2000 and basic earnings per common share of $.33 and diluted earnings per share of $.32 for the three months ended September 30, 1999.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                    Three months ended September 30,
($ in thousands)                                                      2000                     1999
                                                                 -------------            --------------
Average assets (1)                                            $        535,060                   392,072
Average deposits and short-term borrowings                             490,743                   361,020
Average investment securities (1)                                      192,522                   133,447
Average loans, net of deferred loan fees                               295,961                   236,879
Net interest income                                                      5,962                     4,507
Provision for loan losses                                                  159                         -
Tax expense                                                                260                       384
Average loans: Average deposits and borrowings                          60.31%                    65.61%
Non-interest expense: Average assets (2)                                 4.09%                     3.83%
Non-interest income: Average assets (2)                                   .61%                     0.65%
Average tax equivalent rate earned on interest earning assets            8.31%                     8.11%
Average rate paid on interest bearing deposits and
   short-term borrowings                                                 4.14%                     3.82%
Net interest margin                                                      4.98%                     5.06%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period

Net Interest Income

The company's net interest income was $5,962,000 for the three months ended September 30, 2000, an increase of $1,455,000 or 32.3% from $4,507,000 for the three months ended September 30, 1999. Interest income for the three months ended September 30, 2000 increased by $2,751,000, primarily as a result of an increase in average loan balances of $59.1 million and an increase in average investment security balances of $59.1 million, compared to the quarter ended September 30, 1999. The increase in interest income for the quarter ended September 30, 2000 was partially offset by an increase in interest expense for such period of $1,296,000, primarily due to an increase in average deposits in all categories for such period, as compared to interest expense for such period during the prior year.

The average tax-equivalent yield on earning assets in the three months ended September 30, 2000, was 8.31%, up 20 basis points from 8.11% in the three months ended September 30, 1999. The average rate paid on interest bearing deposits and short-term borrowings in the three months ended September 30, 2000, was 4.14%, an increase of 32 basis points from 3.82% in the three months ended September 30, 1999. The resulting interest rate spread decreased 12 basis points to 4.17% in the three months ended September 30, 2000, from 4.29% in the three months ended September 30, 1999. The increase in the average loan yield from 9.08% to 9.40%, for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 2000, was primarily a result of higher interest rates due to increases in the prime rate. The average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, rose not only because interest rates on these borrowings increased along with general market interest rates, but also partially because the bank increased the relative portion of such borrowings that were funded through FHLB borrowings, which bear higher interest rates than repurchase agreements.

Net interest margin declined to 4.98% for the three months ended September 30, 2000 from 5.06% for the three months ended September 30, 1999, primarily due to a lower loan:deposit ratio for the third quarter of 2000 as compared to such period of 1999.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2000, and September 30, 1999, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).



              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                           Three Months Ended           Three Months Ended
                                           September 30, 2000           September 30, 1999                  Changes due to
                                     ------------------------------   -----------------------------  ----------------------------
                                      Average             Interest    Average              Interest                 Interest  Rate/
($ in thousands)                      Balance  Interest   Rates (3)   Balance    Interest  Rates(3)  Total   Volume  Rate    Volume
                                     --------  --------   ---------   -------    --------  --------  -----   ------ -------- -------
Assets:
 Loans  (1)(2)                        295,961     6,993    9.40%      $236,879   $  5,423   9.08%    $1,570  1,349    189      32
 Investment securities (3)(5)         192,522     3,010    6.71        133,447      1,934   6.40      1,076    951    103      22
 Federal funds sold                     6,613       107    6.44            235          2   4.00        105     64      1      40
                                     --------   -------    ----       --------   --------  --------  ------  -----    ---      --
   Total interest earnings assets     495,096    10,110    8.31        370,561      7,359   8.11      2,751  2,364    293      94
 Other assets (4)(5)                   39,964                           21,511
                                     --------                         --------
Total assets  (5)                    $535,060                         $392,072
                                     ========                         ========

Liabilities and stockholders' equity:
 Savings, NOW and money market       $182,342     1,129    2.46%      $118,224        632   2.12%       497    342    102      53
 Time deposits                        160,963     2,170    5.36        144,464      1,809   4.97        361    206    144      11
 Short-term borrowings                 55,748       849    6.06         33,684        411   4.84        438    268    103      67
   Interest bearing deposits
     and borrowings                   399,053     4,148    4.14%       296,372      2,852   3.82%     1,296    816    349     131

 Non-interest bearing deposits         91,690                           64,648
 Other liabilities                     12,468                            2,130
                                     --------                         --------
   Total liabilities                  503,211                          363,150

Stockholders' equity  (5)              31,849                           28,922
                                     --------                         --------
   Total liabilities and
     Stockholders' equity  (5)       $535,060                         $392,072
                                     ========                         ========

Net interest rate spread                                 4.17%                              4.29%


Net interest income                  $  5,962                                       $4,507           $1,455 $1,548 $   (56)   (37)
                                     ========                                     ========           ====== ====== =======    ===

Net yield on average earning assets                       4.98%                              5.06%

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


The provision for loan losses amounted to $159,000 and $0 for the three months ended September 30, 2000 and September 30, 1999, respectively.

Non-Interest Income

Non-interest income, excluding security gains, increased by $183,000 to $827,000 for the three months ended September 30, 2000, compared to $644,000 for the three months ended September 30, 1999. This increase was primarily due to increases in investment services income of $78,000, and other income of $75,000.

Investment  services  income  increased  by $78,000 for the three  months  ended
September 30, 2000 compared to the same period in 1999 due primarily to an increase in trust assets. Trust assets increased to $252.9 million at September 30, 2000 from $200.8 million at September 30, 1999. Income from Enterprise Investment Services LLC accounted for $27,000 of this increase in investment services income.

Gain on sale of loans increased to $42,000 from $28,000 for the three months ended September 30, 2000 compared to the same period in 1999 due to an increase in mortgage loan origination in the third quarter largely due to lower interest rates available in the third quarter of 2000 as compared to the first half of the year.

Other income for the three months ended September 30, 2000, was $164,000 compared to $89,000 for the three months ended September 30, 1999. The increase was primarily due to increased fees generated from the operations of the newly acquired Fleet branches, ATM surcharges, debit card fees and the receipt of a sales tax abatement.

Non-Interest Expenses

Salaries and benefits expense totaled $3,005,000 for the three months ended September 30, 2000, compared with $2,207,000 for the three months ended September 30, 1999, an increase of $798,000. This increase was primarily the result of costs incurred in connection with new hires due to bank growth, including the additional staff that came with the newly acquired Fleet branches, strategic initiatives implemented by the bank (which included the initial commencement of securities brokerage services and the expansion of existing cash management and internet banking services), and actions taken in preparing for the additional operational support that was required with respect to the newly acquired Fleet branches as well as other bank growth.

Occupancy expense was $809,000 for the three months ended September 30, 2000, compared with $648,000 for the three months ended September 30, 1999, an increase of $161,000. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Advertising and public relations expenses increased by $87,000 for the three months ended September 30, 2000 compared to the same period in 1999. The increase was primarily due to advertising associated with the Fleet branch acquisition.

Office and data processing supplies expense increased by $160,000 for the three months ended September 30, 2000 compared to the same period in the prior year. The increase was primarily due to costs associated with the Fleet branch acquisition, overall bank growth and enhancements to marketing materials.

Trust professional and custodial expenses increased by $20,000 for the three months ended September 30, 2000 as compared to the same period in 1999. The increase was primarily due to asset growth and an increase in the professional management fees that are paid by the bank to an outside investment manager as a percentage of assets under the management of such outside investment manager.

Other operating expense increased by $116,000 for the three months ended September 30, 2000 compared to the same period in the prior year. The increase was primarily due to increased postage and internet banking expenses as well as expenses associated with the Fleet branch acquisition and overall bank growth.

Trust preferred expense was $288,000 for the three months ended September 30, 2000 and is comprised of interest costs and amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of goodwill booked in connection with the Fleet branch acquisition totaled $149,000 for the three months ended September 30, 2000. This goodwill is being amortized on a straight-line basis over 10 years.

The company's effective tax rate for the three months ending September 30, 2000 was 23.4% compared to 26.5% for the three months ended September 30, 1999. The reduction in rate was primarily due to a decline in pre-tax income and the resulting increased benefit, as a percentage of pre-tax income, realized from tax exempt municipal securities owned by the bank.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, and specifically changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed regularly by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense of interest bearing liabilities is accomplished through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 10% in the 24-month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

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

                  Not Applicable

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




                                      ENTERPRISE BANCORP, INC.

DATE:  November 14, 2000              By:   /s/ John P. Clancy, Jr.
                                            ------------------------------------
                                                John P. Clancy, Jr.
                                                Treasurer