Form 10-K405
period 2000-12-31
ENTERPRISE BANCORP INC /MA/
filed 2001-03-21
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   For the fiscal year ended December 31, 2000
                                       OR
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
         For the transition period from _____________ to _______________

                         Commission file number 0-21021


                            Enterprise Bancorp, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-3308902
         -------------                                   ----------
 (State or other jurisdiction of incorporation  (IRS Employer Identification
        or organization)                                    No.)

               222 Merrimack Street, Lowell, Massachusetts, 01852
               --------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (978) 459-9000
                                 --------------
                (Issuer's telephone number, including area code)

          Securities registered under Section 12(b) of the Exchange Act:

             Title of each class    Name of each exchange on which registered
          None
          ---------------------     --------------------------------------------

          Securities registered under Section 12(g) of the Exchange Act:
          Common Stock, $.01 par value per share
          -------------------------------------------------------------------
          (Title of Class)


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..X... No......

          Indicate by check mark if disclosure of delinquent  filers pursuant to
          Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $42,363,792 as of February 28, 2001

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2001, Common Stock - Par Value $0.01: 3,409,342 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 1,2001 are incorporated by reference in
          Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                            ENTERPRISE BANCORP, INC.
                                TABLE OF CONTENTS


                                                                     Page Number
                                     PART I

Item 1       Business                                                          3

Item 2       Properties                                                       16

Item 3       Legal Proceedings                                                16

Item 4       Submission of Matters to a Vote of Security Holders              16

                                     PART II

Item 5       Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          17

Item 6       Selected Financial Data                                          18

Item 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        19

Item 7A      Quantitative and Qualitative Disclosures About Market Risk       30

Item 8       Financial Statements                                             33

Item 9       Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         62

                                    Part III

Item 10      Directors and Executive Officers of the Registrant               62

Item 11      Executive Compensation                                           63

Item 12      Security Ownership of Certain Beneficial Owners
             and Management                                                   63

Item 13      Certain Relationships and Related Transactions                   63

                                     Part IV

Item 14      Exhibits and Reports on Form 8-K                                 63



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

                            Fleet Branch Acquisition

On July 21, 2000 the bank completed its acquisition of two Fleet National Bank branch offices (the "Fleet branches") in connection with which the bank purchased assets comprised of loans having an approximate book value of $7.0 million, furniture, fixtures and equipment having a net book value of approximately $0.02 million, land and buildings having agreed upon values totaling $1.5 million, and cash on hand of $0.7 million. As part of this transaction, the bank assumed approximately $58.3 million in deposits. Fleet National Bank paid to the bank a cash amount of $43.0 million. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to identified intangible assets and goodwill (combined "intangible assets") and is being amortized over a ten-year period.

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

At December 31, 2000, the bank had gross loans outstanding of $313.0 million, which represented 54.7% of the company's total assets. Included in gross loans outstanding are $7.0 million in loans acquired from Fleet National Bank on July 21, 2000, consisting of $3.5 million in commercial loans, $3.2 million in residential mortgages and home equity loans and $0.3 million in consumer loans. The interest rates charged on loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 2000, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $8.9 million, subject to certain exceptions provided under applicable law. At December 31, 2000, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total gross loans.

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2000                 1999                 1998                 1997                1996
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %        Amount      %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   ---------  -------

Comm'l real estate            $  120,390  38.5%    $  104,940    40.0%  $   80,207   37.1%   $   66,836   36.8%   $  52,378    36.1%
Commercial                        84,284  26.9%        68,177    26.0%      55,570   25.7%       42,202   23.2%      38,202    26.3%
Residential mortgages             57,037  18.2%        50,156    19.1%      44,680   20.7%       42,648   23.5%      35,918    24.7%
Home equity                       21,229   6.8%        14,135     5.4%      13,436    6.2%       12,203    6.7%       8,255     5.7%
Construction                      21,894   7.0%        18,198     6.9%      16,637    7.7%       13,149    7.2%       6,474     4.4%
Consumer                           8,210   2.6%         6,672     2.6%       5,682    2.6%        4,657    2.6%       4,043     2.8%
                                --------           ----------           ----------           ----------           ---------
2.8%
  Gross loans                    313,044 100.0%       262,278   100.0%     216,212  100.0%      181,695  100.0%     145,270
100.0%
Less: Deferred fees                1,226                1,124                1,000                1,111                 950
Allowance for
  loan losses                      6,220                5,446                5,234                4,290               3,895
                              ----------           ----------           ----------           ----------           ----------
  Net loans                   $  305,598           $  255,708           $  209,978           $  176,294           $ 140,425
                              ==========           ==========           ==========           ==========           ==========


Commercial, Commercial Real Estate and Construction Loans

The following table sets forth-scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 2000. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.


                                                                            Commercial
                                                                               Real
($ in thousands)                                     Commercial  Construction Estate
                                                     ----------  ------------ ------

Amounts due:
     One year or less                                $  9,558   $ 13,119   $  3,775
     After one year through five years                 29,998      2,237     10,243
     Beyond five years                                 44,728      6,538    106,372
                                                     --------   --------   --------
                                                     $ 84,284   $ 21,894   $120,390
                                                     ========   ========   ========
Interest rate terms on amounts due after one year:
     Fixed                                           $ 17,047   $    861   $ 11,489
     Adjustable                                        57,679      7,914    105,126

Scheduled contractual maturities do not reflect the actual maturities of loans. The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing (including equipment leases), and standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $4.6 million, $4.0 million, and $4.6 million as of December 31, 2000, 1999 and 1998, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $211.5 million at December 31, 2000, representing an increase of $31.4 million, or 17.5%, from the previous year. This compares to an increase of $35.2 million, or 24.3%, from 1998 to 1999. Included in commercial and construction loan amounts are unsecured commercial loans and residential construction loans outstanding of $11.4 million and $3.7 million at December 31, 2000, representing increases of $1.0 million and $1.6 million, respectively. The growth in 2000 is a reflection of the $3.5 million in commercial and commercial real estate loans acquired from Fleet National Bank, the bank's continued aggressive customer-call efforts, additional loan officers hired during 1999 and 2000, continued effective advertising and increased penetration in the markets surrounding the bank's newer branches.

Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size is typically larger and payment experience on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general. Construction financing involves a higher degree of risk than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended to complete the project. Thus, the bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to assure full repayment. Funds for construction projects are disbursed as pre-specified stages of construction are completed.

The bank has an independent loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines and monitors ongoing quality of the loan portfolio. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets on a periodic basis to discuss loans on the bank's internal "watch list" and classified loan report. The overdue loan review committee, consisting of seven members of the board of directors, also meets quarterly to review and assess all loan delinquencies.

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

Residential mortgage loans were $57.0 million at December 31, 2000, representing an increase of $6.9 million, or 13.7%, from the previous year. This compares to an increase of $5.5 million, or 12.3%, in 1999, from the previous year. Residential loan origination volume, including both loans sold and retained, increased in 2000 over 1999 due to a continued favorable real estate market, offset by a decrease in demand for refinance mortgages resulting from to an increase in interest rates during the period. Included in the outstanding loan balance at December 31, 2000 are $1.2 million in residential mortgages acquired from Fleet National Bank.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one or three years and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $21.2 million at December 31, 2000, representing an increase of $7.1 million, or 50.2%, from the previous year. This compares to an increase of $0.7 million, or 5.2%, in 1999 compared to the previous year. The increase in the outstanding loan balance at December 31, 2000 compared to December 31, 1999 resulted primarily from favorable reception to the bank's pricing structure during 2000, which resulted in decreased residential mortgage refinance volume and increased usage of home equity products. Included in the outstanding loan balance at December 31, 2000 are $2.0 million in home equity loans acquired from Fleet National Bank.

Consumer Loans

Consumer loans primarily consists of secured or unsecured personal loans and overdraft protection lines extended to individual customers.

Consumer loans were $8.2 million at December 31, 2000, representing an increase of $1.5 million or 23.1%, from the previous year. This compares to an increase of $1.0 million, or 17.4%, in 1999 compared to the previous year.

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

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 2000 and 1999 were $224,000 and $658,000, respectively. Accruing restructured loans as of December 31, 2000 and 1999 were $167,000 and $514,000, respectively.

Additional information regarding these risk elements is contained in Item 7, Management Discussion and Analysis, and Item 8, Financial Statements, contained in this report and under the heading "Allowance for Loan Losses and OREO Activity" below.


Allowance for Loan Losses and OREO Activity

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                                 Years Ended December 31,
                                                     -------------------------------------------------------------------------------
($ in thousands)                                          2000            1999             1998            1997             1996
                                                     -------------    -------------   -------------    -------------   -------------

Average loans outstanding                            $     285,792    $     232,843   $     200,491    $     162,594   $     128,572
                                                     =============    =============   =============    =============   =============

Balance at beginning of year                         $       5,446    $       5,234   $       4,290    $       3,895   $       4,107

Charged-off loans:
    Commercial                                                 229               63              87              165              60
    Commercial real estate                                       -                -               -              125             112
    Construction                                                 -              100               -                -               -
    Residential mortgage                                         -                -               -                -               -
    Home equity                                                  -                -               -                -              55
    Consumer                                                    57                9              53               11              17
                                                     -------------    -------------   -------------    -------------   -------------
        Total charged-off                                      286              172             140              301             244
                                                     -------------    -------------   -------------    -------------   -------------

Recoveries on loans previously charged-off:
    Commercial                                                  24               54               6               52               2
    Commercial real estate                                      48                2               -              155              21
    Construction                                               100               25               -                -               -
    Residential mortgage                                         -                -               6                2               1
    Home equity                                                 25                5               7               40               4
    Consumer                                                    10               28              35              127               4
                                                     -------------    -------------   -------------    -------------   -------------
        Total recoveries                                       207              114              54              376              32
                                                     -------------    -------------   -------------    -------------   -------------

Net loans charged-off (recovered)                               79               58              86              (75)            212
Provision charged to operations                                603              270           1,030              320               -
Addition related to acquired loans                             250                -               -                -               -
                                                     -------------    -------------   -------------    -------------   -------------

Balance at December 31                               $       6,220    $       5,446   $       5,234    $       4,290   $       3,895
                                                     =============    =============   =============    =============   =============

Net loans charged-off (recovered) to
    average loans                                              .03%             .02%            .04%            (.05%)          .16%
Net loans charged-off (recovered) to
    allowance for loan losses                                 1.27%            1.07%           1.64%           (1.75%)         5.44%
Allowance for loan losses to
    ending gross loans                                        1.99%            2.08%           2.42%            2.36%          2.68%
Allowance for loan losses to
    non-performing loans                                    575.93%          184.86%         384.85%          384.06%        165.25%
Recoveries to charge-offs                                    72.38%           66.28%          38.57%          124.92%         13.11%

The  allowance for loan losses to  non-performing  loans was 575.93% at December
31,  2000  compared  to 184.86%  and  384.85%  at  December  31,  1999 and 1998,
respectively. The increase resulted from nonperforming loans paid off and a strong economy during 2000. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan loss was adequate at December 31, 2000.

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending as indicated:

                                                                            December 31,
                              ------------------------------------------------------------------------------------------------------
                                      2000                 1999                 1998                 1997                1996
                              -------------------  -------------------  ------------------   ------------------   ------------------
($ in thousands)                 Amount     %        Amount      %        Amount      %        Amount      %        Amount      %
                              ---------- --------  ---------- --------  ---------- -------   ---------- -------   ---------  -------

Comm'l real estate            $    2,598    38.5%  $    2,312    40.0%  $    2,591   37.1%   $    2,161   36.8%   $   2,171    36.1%
Commercial                         2,120    26.9%       1,490    26.0%       1,111   25.7%          844   23.2%         723    26.3%
Construction                         487     7.0%         926     6.9%         665    7.7%          338    7.2%         209     4.4%
Residential mortgage                 875    18.2%         635    19.1%         568   20.7%          525   23.5%         372    24.7%
Consumer                             140     9.4%          83     8.0%         194    8.8%          167    9.3%         244     8.5%
Unallocated                           -        -          105                  255                  176
                              ----------           ----------           ----------           ----------
    Total                     $    6,220   100.0%  $    5,446   100.0%  $    5,234  100.0%   $    4,290  100.0%   $   3,895   100.0%
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


The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                                       December 31,
                                                     -------------------------------------------------------------------------------
($ in thousands)                                          2000            1999             1998            1997             1996
                                                     -------------    -------------   -------------    -------------   -------------

Non-accrual loans*                                   $       1,054    $       2,898   $       1,263    $       1,043   $      2,237
Accruing loans > 90 days past due                               26               48              97               74            120
                                                     -------------    -------------   -------------    -------------   ------------
    Total non-performing loans                               1,080            2,946           1,360            1,117          2,357
Other real estate owned                                          -                -             304              393             83
                                                     -------------    -------------   -------------    -------------   ------------
    Total non-performing assets                      $       1,080    $       2,946   $       1,664    $       1,510   $      2,440
                                                     =============    =============   =============    =============   ============

Restructured loans, not included above               $         167    $         514   $         538    $         260   $          -
Delinquent loans 30-89 days past due                           425            1,785           1,473            2,074          2,280

Non-performing loans: Gross loans                             0.34%            1.12%           0.63%           0.61%           1.62%
Non-performing assets: Total assets                           0.19%            0.66%           0.46%           0.47%           0.86%
Delinquent loans 30-89 days past due:
    Gross loans                                               0.14%            0.68%           0.68%           1.14%           1.57%

* Impaired loans included in non-accrual loans as of December 31, 2000 and 1999 were $0.5 million and $1.7 million, respectively. The decrease in impaired loans in 2000 from 1999 resulted primarily from one loan.

Non-accrual loans decreased by $1.8 million, to $1.1 million at December 31, 2000, as compared to the prior year. The decrease was primarily attributable to non-performing loans paid off and a strong economy during 2000. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the bank's prudent loan underwriting. Adverse changes in the local, regional and national economic conditions could result in an increase to non-performing assets in the future, despite prudent loan underwriting.

                              Investment Activities

The investment activity of the bank is an integral part of the overall asset/liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversity and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities that are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, U.S. agency mortgage-backed securities ("MBSs"), including collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, and state, county, and municipal securities ("Municipals"), all of which must be considered investment grade by a recognized rating service. The effect of changes in interest rates and the resulting impact on a MBSs' principal repayment speed and the effect on yield and market value are considered when purchasing MBSs. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee. See note 2 to the consolidated financial statements in Item 8 for further information.

At December 31, 2000, 1999, and 1998 all investment securities were classified as available for sale and were carried at fair market value. The net unrealized appreciation at December 31, 2000, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $1.5 million. The following table summarizes the fair market value of investments at the dates indicated:

                                                        December 31,
     ($ in thousands)                          2000        1999        1998
                                           ----------   ---------   ---------

U.S. treasuries and agencies                 $ 33,610   $ 29,544    $ 36,178
Mortgage backed securities                     95,775     78,431      45,912
Municipals                                     52,498     42,491      29,608
FHLB stock                                      3,301      2,961       2,961
                                             --------   --------    --------
      Total investments available-for-sale   $185,184   $153,427    $114,659
                                             ========   ========    ========

The contractual maturity distribution, as of December 31, 2000, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                                 Under 1 Year        1 - 3 Years           3 - 5 Years          5 - 10 Years         Over 10 Years
                              ------------------   ------------------   -----------------    -----------------    -----------------
($ in thousands)              Balance      Yield    Balance     Yield   Balance     Yield    Balance      Yield   Balance      Yield
                              -------      -----    -------     -----   -------     -----    -------      -----   -------      -----

U.S. treasuries and agencies  $        -       -%  $    4,009    6.38%  $    6,033   6.98%   $   23,568   7.28%   $       -       -%
MBSs                                   -       -%           -       -%       3,265   7.15%       29,846   6.05%      62,664    6.56%
Municipals*                        1,257    6.97%       3,098    6.93%      12,213   7.20%       18,511   6.68%      17,419    7.28%
                              ----------           ----------           ----------           ----------           ---------
                              $    1,257    6.97%  $    7,107    6.62%  $   21,511   7.13%   $   71,925   6.62%   $ 80,083     6.72%
                              ==========           ==========           ==========           ==========           ========

     * Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities do not reflect the actual expected maturities of the investments. MBSs are shown at their final maturity. However, due to prepayments and expected amortization the actual cash flows will be faster than presented above. Similarly, included in the U.S. treasuries and agencies category is $32.6 million in securities which can be "called" before maturity. Actual maturity of these callable securities could be shorter in a falling interest rate environment. Management considers these factors when evaluating the net interest margin in the bank's asset/liability management program.

The increase in investment securities available-for-sale to $185.2 million at December 31, 2000 from $153.4 million at December 31, 1999, was primarily due to deposit growth, the acquisition of two branches from Fleet National Bank, and an increase in unrealized appreciation from $(4.2) million at December 31, 1999 to $2.3 million at December 31, 2000. During the second half of 1999 the bank implemented a leveraging strategy in anticipation of the branch acquisition. The net proceeds received from the acquisition were used to pay off the borrowings.

See "Interest Margin Sensitivity Analysis" in Item 7A for additional information regarding the bank's callable bonds and CMOs.

                                 Source of Funds
Deposits

Deposits have traditionally been the principal source of the bank's funds. The bank offers a broad selection of deposit products to the general public, including personal interest checking accounts ("PIC"), savings accounts, money market accounts, individual retirement accounts (IRA) and certificates of deposit. The bank also offers commercial checking, money market, sweep, Keogh retirement and business IRA accounts and repurchase agreements to its commercial business customers. The bank does not currently use brokered deposits. The bank has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers and longer-term deposits.

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

                                                                        December 31,
                         ---------------------------------------------------------------------------------------------------------
                                       2000                                1999                                 1998
                         ---------------------------------   ---------------------------------   ---------------------------------
                           Average    Average   % of           Average    Average   % of            Average    Average    % of
($ in thousands)           Balance     Rate    Deposits        Balance     Rate    Deposits         Balance     Rate     Deposits
                         ----------- --------  -----------   ----------- --------- -----------   ----------- --------- -----------

Demand                   $    83,194       -        20.70%   $    63,691        -       19.66%   $    54,161        -       18.25%
Savings                       48,622   2.96%        12.10%        26,203    2.37%        8.09%        22,218    2.23%        7.49%
PIC                           75,687   1.63%        18.83%        61,293    1.80%       18.92%        58,062    1.89%       19.57%
Money market                  36,634   3.33%         9.11%        28,197    2.48%        8.70%        30,490    2.60%       10.28%
                         -----------           -----------   -----------           -----------   -----------           -----------
                             160,943   2.42%        40.04%       115,693    2.09%       35.71%       110,770    2.16%       37.34%
Time deposits                157,818   5.32%        39.26%       144,629    5.05%       44.63%       131,773    5.38%       44.41%
                         -----------           -----------   -----------           -----------   -----------           -----------

    Total                $   401,955   3.06%       100.00%      $324,013    3.00%      100.00%      $296,704    3.19%      100.00%
                         ===========           ===========      ========           ===========      ========           ===========

The increase in the average rate on savings accounts to 2.96% at December 31, 2000 from 2.37% at December 31, 1999 resulted primarily from growth in commercial business savings accounts.

The increase in the average rate on money market accounts to 3.33% at December 31, 2000 from 2.48% at December 31, 1999 resulted primarily from increases in rates paid on commercial money market accounts and the implementation of a tiered rate personal money market product in July 2000.

The increase in the average rate on time deposits to 5.32% at December 31, 2000 from 5.05% at December 31, 1999 resulted primarily from interest rate increases in the second half of 1999.

Increases in interest rates were offset by growth in non-interest bearing demand accounts and a lower average rate paid on PIC accounts.

See note 7 to the consolidated financial statements in Item 8 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the bank's asset/liability management program. At December 31, 2000 the bank had the additional capacity to borrow up to approximately $115.9 million from the FHLB, with actual outstanding balances of $0.5 million at an average rate of 5.94%. The average rate paid on FHLB borrowings for the year ended December 31, 2000 was 6.29%.


The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. These instruments are either term agreements or overnight borrowings, as a part of the bank's commercial sweep accounts. Interest rates on the bank's commercial sweep accounts are dependent on changes in the U.S. treasury market. Interest rates paid by the bank on the term repurchase agreements are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 2000 the bank had $57.8 million in repurchase agreements outstanding with a weighted average interest rate of 5.86%.

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

                    Investment Management and Trust Services

The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 2000, the bank had $280.3 million in assets under management. Additionally, in late 1999 the bank added a certified financial planner and in 2000 established securities brokerage services through a third party service arrangement with Commonwealth Equities, Inc., a licensed securities brokerage firm.

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

The bank formed these subsidiaries for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its present and future customers.

During the fourth quarter of 2000 the bank commenced insurance sales activities through Enterprise Insurance Services LLC by entering into a third party service arrangement with C.J. McCarthy Insurance Agency, Inc., a full service insurance agency headquartered in Wilmington, Massachusetts. Enterprise Insurance Services will provide, through McCarthy Insurance Agency, a wide array of business-oriented insurance products and services, including property and casualty insurance, employee benefits, retirement plans, and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the bank's market area.

                                eCommerce Banking

The bank uses a service bureau to provide Internet-based banking services to commercial customers. Major capabilities include: viewing balances; internal transfers, loan payments, ACH origination, federal tax payments; initiate stop payments and initiate wire transfer requests.

The bank uses an in-house turn-key solution from its core banking system vendor for retail internet banking services. During the second quarter of 2001 the Bank will be testing a similar turn-key system from the same vendor that will be designed for commercial customers. Once testing is completed on this system, commercial customers will be migrated off the service bureau solution to the new in-house solution. In addition to the services described above, both in-house solutions also give customers access to images of checks paid as well as previous account statements.

The bank currently uses a vendor to design, support and host its website. In addition to access to internet banking services, the site provides information on the bank and its services as well as access to various financial management tools. The underlying structure of the site provides for dynamic maintenance of the information by bank personnel via a database driven architecture. It also includes the following major capabilities (in addition to the access point to the banking service): career opportunities; loan and deposit rates; calculators and an ATM/Branch Locator/Map.

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. New England's two largest banks are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. Larger banks have several competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as Internet banking and PC banking, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others may increase regulatory requirements. For example, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which was enacted on November 12, 1999, contains sections that remove the legal barriers that formerly served to separate the banking industry from the insurance and securities industries. The GLB Act also includes, however, new restrictions on financial institutions' sharing of customer information and additional consumer privacy requirements. The federal banking agencies have adopted new consumer financial privacy regulations under the GLB Act, and additional consumer privacy requirements remain under consideration at both the federal and state levels. To the extent that changes in the regulation of financial services may further increase competition, such as the sections of the GLB Act that remove the legal barriers formerly separating the banking, insurance and securities industries, these changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking or financial services industries generally, such as the sections of the GLB Act that impose new consumer privacy requirements as well as the further federal and state proposals relating to these issues, could result in the bank incurring additional operating costs which could impede profitability.

Notwithstanding  the  substantial  competition  with  which  the bank is  faced, management believes that the bank has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by the region's larger bank holding companies, and the resultant consolidation of competitors' banking operations and services within the bank's market area. Additionally, management actively seeks to enhance its market position by pursuing opportunities in new product areas as well as new technologies, in order to maintain a competitive mix of products and services, which can be delivered through multiple distribution channels at competitive prices.

The bank's officers and directors have substantial business and personal ties in the cities and towns in which the bank operates. The bank believes that it has established a market niche by providing its customers, composed principally of growing and privately held businesses, professionals, and consumers, with prompt and personal service based on management's familiarity and understanding of such customers' banking needs. The bank's past and continuing emphasis is to provide its customers with highly responsive personal and professional service.

                           Supervision and Regulation
General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes and related regulations, which is subject to changes that can significantly affect the way in which financial service organizations conduct business. Both legislation enacted in recent years and regulatory initiatives undertaken by various governmental agencies have substantially increased the level of competition among commercial banks, thrift institutions and non-banking financial service companies, including brokerage firms, investment banks, insurance companies and mutual funds. Most recently, the GLB Act has removed the legal barriers that formerly separated the banking, insurance and securities industries. The GLB Act has also further enhanced the authority of banks and their holding companies to engage in non-banking activities. By electing to become a "financial holding company", a qualified parent company of a banking institution may now engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Moreover, under the GLB Act, banks may form "financial subsidiaries" to engage in any activity that is likewise financial in nature or incidental to a financial activity. In addition, the enactment of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services.

To the extent that the information in this report under the heading "Supervision and Regulation" describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

See note 10 to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

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

See note 10 to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount consisting of core or Tier 1 capital. Tier 1 capital for the company consists of common stockholders' equity. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital. Supplementary capital for the company includes a portion of the general allowance for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans. The intangible assets resulting from the Fleet branch acquisition must be deducted from Tier 1 capital in calculating the company's regulatory capital ratios. In addition, trust preferred securities may compose up to 25% of the company's Tier 1 capital (with any excess allocable to Tier 2 capital). Trust preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. The company contributed $10.3 million of proceeds from the sale of these securities to the bank.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum "leverage" ratio of Tier 1 capital to total assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total capital requirement is 8% of assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. At the bank level, as at the company level on a consolidated basis, the intangible assets resulting from the Fleet branch acquisition must be deducted from Tier 1 capital in calculating regulatory capital ratios. In addition, the company contributed $10.3 million of proceeds from the sale of trust preferred securities to the bank during 2000. The proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation.

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

                                    Employees

At December 31, 2000, the bank employed 196 full-time equivalent employees, including 70 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

Item 2.       Property

The company's and the bank's main office is leased and located at 222 Merrimack Street, Lowell, Massachusetts. The building provides 12,366 square feet of interior space and has private customer parking along with public parking facilities in close proximity.

The bank leases 30,385 square feet of space at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts. The two buildings are connected and serve as office space for operational support departments and loan officers.

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

On July 21, 2000, the bank purchased a former Fleet National Bank branch located 20 Drum Hill Road, Chelmsford, Massachusetts. The branch has 3,579 square feet of interior space, two drive-ups windows, an ATM, and ample parking.

On July 21, 2000, the bank purchased a former Fleet National Bank branch located 233 Boston Road, N. Billerica, Massachusetts. 4,288 square feet of interior space, three drive-ups windows, an ATM, and ample parking.

Management believes that the bank's present facilities are adequate and suitable for its current purposes.


Item 3.       Legal Proceedings

The company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the company.


Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market for Common Stock

There is no established public trading market for the company's common stock. Although there are periodically private trades of the company's common stock, the company cannot state with certainty the sales price at which such transactions occur. The following table sets forth sales volume and price information, to the best of management's knowledge, for the common stock of the company for the periods indicated.

                                                                         Share                 Share
                                                  Trading                Price                 Price
         Fiscal year                              Volume                 High                   Low
         -----------                        ------------------    ------------------    ------------------
         2000:
              1st Quarter                             2,000          $       16.00        $      16.00
              2nd Quarter                             2,952                  16.00               16.00
              3rd Quarter                             3,775                  16.00               16.00
              4th Quarter                             3,225                  18.00               16.00

         1999:
              1st Quarter                             1,600          $       14.00        $      14.00
              2nd Quarter                               135                  15.00               15.00
              3rd Quarter                               650                  15.00               15.00
              4th Quarter                             1,375                  16.00               15.00

The number of shares outstanding of the company's common stock and number of shareholders of record as of February 28, 2001, were 3,409,342 and 601, respectively.

Dividends

The company declared and paid annual cash dividends of $0.25 per share and $0.21 per share in 2000 and 1999, respectively. Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments are deemed "judicious" by the board of directors and will not impair the bank's capital stock. FDICIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

The term "net profits" is not defined under the Massachusetts banking statutes, but it is generally understood that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). In November 1999, the bank transferred $15.0 million from undivided profits to surplus to meet certain Massachusetts statutory requirements related to the bank's pending acquisition of the additional real estate and related improvements associated with the Fleet branches to be acquired by the bank. The transfer is reflected on the bank's regulatory reports only and has no impact on the company's consolidated financial statements presented in accordance with generally accepted accounting principles. At December 31, 2000, the bank's undivided profits account (from which dividends may be paid to the company) had a balance of $8.8 million.

Item 6.       Selected Financial Data


                                                                                   Year Ended December 31,
                                                           -------------------------------------------------------------------------
                                                                  2000           1999           1998            1997           1996
                                                           -------------------------------------------------------------------------
($ in thousands, except per share data)

EARNINGS DATA
Net interest income                                        $   22,017      $    17,239    $    15,721     $   13,800    $    11,180
Provision for loan losses                                         603              270          1,030            320              -
                                                           ----------      -----------    -----------     ----------    -----------
Net interest income after provision
    for loan losses                                            21,414           16,969         14,691         13,480         11,180

Non-interest income                                             3,169            2,608          2,441          1,929          1,718
Net gains (losses) on sales of
investment securities                                             129              183            476            (37)             2
Non-interest expense                                           19,966           14,188         12,651         10,815          9,041
                                                           ----------      -----------    -----------     ----------    -----------
Income before income taxes                                      4,746            5,572          4,957          4,557          3,859

Income tax expense                                              1,142            1,489          1,456          1,645          1,447
                                                           ----------      -----------    -----------     ----------    -----------

Net income                                                 $    3,604      $     4,083    $     3,501     $    2,912    $     2,412
                                                           ==========      ===========    ===========     ==========    ===========

COMMON SHARE DATA 1
Basic earnings per share                                   $     1.08      $      1.28    $      1.11     $      0.93   $      0.77
Diluted earnings per share                                       1.07             1.22           1.06            0.91          0.76
Book value per share at year-end 2                              10.17             9.35           8.27            7.34          6.58
Dividends paid per share                                       0.2500           0.2100         0.1750          0.1625        0.1500
Basic weighted average shares outstanding                   3,322,364        3,187,292      3,165,134       3,152,924     3,152,046
Diluted weighted average shares outstanding                 3,369,025        3,335,338      3,299,432       3,224,054     3,193,728

YEAR END BALANCE SHEET AND OTHER DATA
Total assets                                               $  572,814      $   443,095    $   360,481     $   322,623   $   283,016
Gross loans                                                   313,044          262,278        216,212         181,695       145,270
Allowance for loan losses                                       6,220            5,446          5,234           4,290         3,895
Investment securities at fair value                           185,184          153,427        114,659         112,886       119,396
Federal funds sold                                             28,025                -          6,255           3,775             -
Deposits, repurchase agreements and escrow                    520,882          362,915        329,968         294,908       255,664
FHLB borrowings                                                   470           50,070           470            1,420         4,913
Trust preferred securities                                     10,500                -              -               -             -
Total stockholders' equity 2                                   34,670           30,207         26,202          23,210        20,756
Mortgage loans serviced for others                             25,699           24,001         26,491          27,307        29,427
Trust assets under management                                 280,284          216,731        195,361         165,658       126,284
Total assets, trust assets under management
    and mortgage loans serviced for others                    878,797          683,827        582,333         515,588       438,727

RATIOS
Net income to average total assets 2                             0.71%            1.06%          1.03%           0.95%        0.94%
Net income to average stockholders' equity 2                    11.07%           14.59%         14.25%          13.38%       12.28%
Allowance for loan losses to gross loans                         1.99%            2.08%          2.42%           2.36%        2.68%
Stockholders' equity to assets 2                                 6.07%            6.78%          7.29%           7.21%        7.33%


1 On January 4, 1999 the company effected a 2:1 split of its common stock through the payment of a stock dividend. All common share data has been adjusted to reflect the stock split.

2 Excludes the effect of SFAS No. 115. See note 1 to the consolidated financial statements in Item 8 for the accounting policy on investment securities.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in Item 8, the information contained in the "Business" section and other financial and statistical information contained in this annual report.

Financial Condition

Total Assets

Total assets increased $129.7 million, or 29.3%, to $572.8 million at December 31, 2000 from $443.1 million at December 31, 1999. The increase is primarily attributable to growth in gross loans of $50.8 million, or 19.4%, which includes $7.0 million of loans purchased from Fleet National Bank, and increases in investment securities of $31.8 million, or 20.7% and federal funds sold of $28.0 million. The growth was primarily funded through deposit growth of $128.9 million or 38.6%, which included $58.3 million in deposits assumed from Fleet National Bank, an increase in repurchase agreements, including commercial sweep accounts, of $29.1 million or 101.4%, and the issuance of $10.5 million in trust preferred securities, offset by a $49.6 million decrease in short term borrowings from the FHLB. The bank received $43.0 million in cash from the purchase of the Fleet branches. These cash proceeds were used to pay down FHLB borrowings. The bank had $470,000 in outstanding borrowings from the FHLB at December 31, 2000.

Loans

Total gross loans were $313.0 million, or 54.7% of total assets, at December 31, 2000, compared with $262.3 million, or 59.2% of total assets, at December 31, 1999. The increase in loans outstanding was attributable to favorable economic conditions in the region, continued customer-call efforts, marketing and advertising, increased penetration in newer markets and the purchase of $7.0 million in loans from Fleet National Bank. During 2000, commercial real estate loans increased $15.5 million, or 14.7%, other loans secured by real estate increased by $10.6 million, or 15.5%, commercial loans increased by $16.1 million, or 23.6%, home equity loans increased $7.1 million, or 50.2%, and consumer loans increased $1.5 million, or 23.1%.

Asset Quality

The non-performing asset balance decreased to $1.1 million, at December 31, 2000, from $2.9 million the previous year. This decrease resulted from non-performing loans having been paid off and the continued strong economy during 2000. Delinquencies in the 30-89 day category decreased from $1.8 million at December 31, 1999 to $0.4 million at December 31, 2000. Non-performing assets continue to be relatively low by historical measures due to management's continued efforts to work out existing problem assets and thereby limit additions to this category, prudent underwriting standards and a strong economy.

The bank uses an asset classification system, which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 2000, the bank classified $2.2 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $1.1 million in non-performing loans. The balance of substandard loans are performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

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

The bank regularly monitors the real estate market and the bank's asset quality to determine the adequacy of its allowance for loan losses through ongoing credit reviews by the credit department, an external loan review service, members of senior management, the overdue loan review committee, the executive committee and the board of directors.

The bank uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date.

The allowance for loan losses to non-performing loans increased to 575.93% at December 31, 2000 from 184.86% and 384.85% at December 31, 1999 and 1998, respectively. This substantial improvement in the ratio is due to an increase in the allowance for loan losses combined with a decrease in non-performing loans. The decrease in non-performing loans is primarily attributable to the pay-off of certain previously outstanding non-performing loans and a strong economy during 2000.

The ratio of the allowance for loan losses to total gross loans outstanding declined to 1.99% at December 31, 2000 from 2.08% at December 31, 1999. The decrease in this ratio has resulted from continued growth in loans, $50.8 million, $46.1 million and $34.5 million in 2000, 1999 and 1998, respectively, that has outpaced the increase in the allowance amount, and continued improvement in the bank's level of non-performing assets. Net loans charged-off (recovered) to average loans were 0.03%, 0.02%, 0.04%, (0.05)%, and 0.16% at
December 31, 2000, 1999, 1998, 1997, and 1996, respectively. Management regularly reviews the levels of non-accrual loans, levels of charge-off and recoveries, peer results, levels of outstanding loans and known and inherent risks in the loan portfolio, and will continue to monitor the need to add to the bank's allowance for loan losses.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2000.

Investments

Investments (including federal funds sold) totaled $213.2 million, or 37.2% of total assets, at December 31, 2000, compared to $153.4 million, or 34.6% of total assets, at December 31, 1999. As of December 31, 2000, the net unrealized appreciation in the investment portfolio was $2.3 million compared to net unrealized depreciation of $4.2 million at December 31, 1999. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The increase in net unrealized appreciation at December 31, 2000 is the result of lower interest rates at year end. The unrealized appreciation will be realized if the securities are sold. The unrealized appreciation on the investment portfolio will decline as interest rates rise or as the securities approach maturity.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset/liability committee. The bank's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing ability at the FHLB.

The bank's liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies. Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The bank funds earning assets with deposits, short-term borrowings and stockholders' equity. The bank does not currently have any brokered deposits. The bank has the ability to borrow funds from the FHLB. Management believes that the bank has adequate liquidity to meet its commitments.

The company's primary source of funds is dividends from the bank and long term borrowings.

Deposits and Borrowings

Deposits, including escrow deposits, increased $128.9 million, or 38.6%, to $463.1 million, at December 31, 2000, from $334.2 million, at December 31, 1999. Included in the growth are $58.3 million in deposits assumed from Fleet National Bank on July 21, 2000. The bank improved its deposit mix during 2000. Lower cost checking and savings deposits increased $115.9 million during 2000 while certificates of deposit increased $13.0 million. The increase in deposits resulted primarily from the opening of the Westford branch in November 1999, the acquisition of the Fleet branches in July 2000, the market conditions resulting from the Fleet/BankBoston divestiture, competitive cash management and Internet banking products, and continued penetration in existing markets due to the bank's business development efforts.

Total borrowings consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings decreased by $20.5 million from December 31, 1999 to December 31, 2000.

Repurchase agreements increased $29.1 million or 101.4% during 2000 and include both commercial sweep accounts and term repurchase agreements. Commercial sweep accounts increased from $22.4 million at December 31, 1999 to $54.9 million at December 31, 2000. The increase is primarily due to the success of a tiered rate product introduced in the second half of 1999. The increase in commercial sweep accounts was offset by a decrease in term repurchase agreements from $6.3 million at December 31, 1999 to $2.9 million at December 31, 2000.

FHLB borrowings decreased to $0.5 million at December 31, 2000 from $50.1 million at December 31, 1999. During the second half of 1999 the bank implemented an investment strategy to take advantage of increases in interest rates and in anticipation of the Fleet branch acquisition. The completion of the Fleet branch acquisition on July 21, 2000 resulted in net cash proceeds to the bank of $43.0 million. The bank used the cash proceeds from the Fleet branch acquisition, the net proceeds received in the company's issuance of $10.5 million in trust preferred securities and strong deposit growth to pay down FHLB borrowings.

Trust Preferred Securities

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the "Trust"), a statutory business trust created under the laws of Delaware. The company is the owner of all the common shares of beneficial interest of the Trust. On March 23, 2000 Enterprise (MA) Capital Trust I (the "Trust") issued $10.5 million of 10.875% trust preferred securities. The company used the net proceeds received in this issuance of trust preferred securities to pay down FHLB borrowings.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 2000 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations.

The intangible assets recorded by the bank upon completion of the Fleet branch acquisition (which represent the excess of the purchase price paid over the fair value of the assets purchased and the liabilities assumed) must be deducted from Tier 1 capital in calculating the company's and the bank's regulatory capital ratios. The company raised $10.5 million from a private placement of trust preferred securities during March 2000. Trust preferred securities may compose up to 25% of the company's Tier 1 capital (with any excess allocable to Tier 2 capital). The company contributed $10.3 million of trust preferred proceeds to the bank, which amount is included in Tier 1 capital of the bank without limitation.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2000, see note 10, "Stockholders' Equity", to the consolidated financial statements contained in Item 8.

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

Rate/Volume Analysis

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 2000, 1999 and 1998.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2000 and 1999. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                                          December 31,
                           -------------------------------------------------------------------------------------------------------
                                              2000 vs. 1999                                         1999 vs. 1998
                           -------------------------------------------------     -------------------------------------------------
                                                         Rate/                                               Rate/
($ in thousands)            Volume        Rate          Volume        Total       Volume        Rate        Volume         Total
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Interest Income
     Loans                 $    4,715   $      853   $      194   $    5,762     $   3,035    $     (955)  $     (154)  $    1,926
     Investments                3,670          108          (95)       3,683         1,539            61         (283)       1,317
     Federal funds                176           27           60          263          (517)          (51)          44         (524)
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                  8,561          988          159        9,708         4,057          (945)        (393)       2,719
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------

Interest Expense
     Savings/PIC/MM               947          381          149        1,477           106           (73)          (3)          30
     Time deposits                666          401           36        1,103           691          (433)         (42)         216
     Borrowed funds             1,675          316          359        2,350           553           195          207          955
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   ----------
         Total                  3,288        1,098          544        4,930         1,350          (311)         162        1,201
                           ----------   ----------   ----------   ----------     ---------    ----------   ----------   -----------

Change in net
     interest income       $    5,273   $     (110)  $     (385)  $    4,778     $   2,707    $     (634)  $     (555)  $    1,518
                           ==========   ==========   ==========   ==========     =========    ==========   ==========   ==========

                           AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                           Year Ended December 31, 2000      Year Ended December 31, 1999              Year Ended December 31, 1998
                           ------------------------------  ---------------------------------   -------------------------------------
                                                 Average                         Average                         Average
                             Average             Interest    Average             Interest     Average            Interest
($ in thousands)             Balance  Interest   Rate(4)     Balance  Interest   Rate(4)      Balance  Interest  Rate (4)
                             -------  --------   -------     -------  --------   -------      -------  --------  --------

Assets:

Loans (1)(2)                $285,792   $26,498     9.27%      $232,843  $20,736    8.91%       $200,491  $18,810    9.38%
Investment securities (4)    185,194    11,307     6.65        129,311    7,624    6.51          105,43    6,307    6.45
Federal funds sold             5,294       341     6.44          1,626       78    4.80          11,484      602    5.24
                            --------   -------     ----       --------  -------    ----        --------  -------    ----
  Total interest earnings
   assets                   476,280    38,146     8.20%       363,780    28,438    8.03%        317,410   25,719     8.26%
                            --------                          --------                          -------  -------
Other assets (3)              34,317                            21,395                          21,626
                            --------                          --------                          ------
  Total assets              $510,597                          $385,175                         $339,036
                            ========                          ========                         ========

Liabilities and
 stockholders' equity:

Savings, PIC and money
  market                    $160,943   $ 3,899     2.42%      $115,693  $ 2,422    2.09%       $110,770  $ 2,392    2.16%
Time deposits                157,818     8,403     5.32        144,629    7,300    5.05         131,773    7,084     5.38
Short-term borrowings         64,534     3,827     5.93         30,243    1,477    4.88          14,683      522     3.56
                            --------   -------                --------  -------                --------  -------
  Total interest-bearing
     deposits and
     borrowings              383,295    16,129     4.21%       290,565   11,199    3.85%        257,226    9,998     3.89%
                            --------   -------                --------  -------                --------  -------

Non-interest bearing
 deposits                     83,194                            63,691                           54,161
Other liabilities              2,921                             2,765                            2,578
                            --------                          --------                         --------
  Total liabilities          469,410                           357,021                          313,965

Trust preferred securities     7,975                                 -                                -

Stockholders' equity          33,212                            28,154                           25,071
                            --------                          --------                         --------

  Total liabilities and
     stockholders' equity   $510,597                          $385,175                         $339,036
                            ========                          ========                         =======

Net interest rate spread                           3.99%                           4.18%                            4.37%

Net interest income                    $22,017                $17,239                          $15,721
                                       =======                =======                          =======

Net interest margin                                4.82%                           4.96%                            5.11%

(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, real estate acquired by foreclosure, deferred income taxes, intangible assets and other miscellaneous assets.

(4) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

              COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

Net Income

The company had net income in 2000 of $3.6 million, or $1.08 per share and $1.07 per share on a basic and fully diluted basis, respectively, compared with net income in 1999 of $4.1 million, or $1.28 per share and $1.22 per share on a basic and fully diluted basis, respectively. The decrease in net income of $0.5 million, or 12%, was primarily the result of increased expenses and start up costs associated with numerous strategic initiatives accomplished in 2000, including the purchase of the Fleet branches, the establishment of a securities brokerage operation, numerous eCommerce initiatives, the expansion of deposit product offerings, the establishment of insurance sales operations, the upgrading of facilities, and the investment in back office operations. These expenses were offset by a $4.8 million or 28% increase in net interest income.

Net Interest Income

The bank's net interest income was $22.0 million for the year ended December 31, 2000, an increase of $4.8 million, or 28%, from $17.2 million for the year ended December 31, 1999. This increase was primarily a result of an increase in the bank's loan and investment balances, which were funded principally by increases in deposits and commercial sweep accounts and the issuance of trust preferred securities.

Interest income on loans increased in the year ended December 31, 2000 to $26.5 million from $20.7 million for the year ended December 31, 1999. The increase was primarily due to an increase in the average loan balance from $232.8 million in fiscal 1999 to $285.8 million in 2000. The average interest rate earned on loans also increased from 8.91% in 1999 to 9.27% in 2000. The increase in the interest rate earned was primarily attributable to six interest rate increases by the Federal Reserve Board during the second half of 1999 through the first half of 2000. The effect of these rate increases was offset partially by the bank's decision to maintain its loan rates at competitive levels, which enabled the bank to realize substantial additional loan originations during 2000.

Interest income on investments increased for the year ended December 31, 2000 to $11.3 million from $7.6 million for the year ended December 31, 1999. The increase was primarily due to an increase in the average investment portfolio balance from $129.3 million in 1999 to $185.2 million in 2000. The increase in investments primarily resulted from strong deposit growth within the existing the branch network and $58.3 million in deposits assumed from Fleet National Bank. Also contributing to this increase in investment income was a higher average interest rate earned on investments from 6.51% in fiscal 1999 to 6.65% in 2000, both on a tax equivalent basis.

Interest expense on savings, PIC and money market accounts was $3.9 million and $2.4 million for the years ended December 31, 2000 and December 31, 1999, respectively. The increase resulted from an increase in the average balance from $115.7 million at December 31, 1999 to $160.9 million at December 31, 2000. Included in the December 31, 2000 average balance are $44.3 million in savings, PIC and money market accounts assumed from Fleet National Bank on July 21, 2000. The increased interest expense in 2000 was also attributable to a higher average interest rate paid on deposits of 2.42% in 2000 compared to 2.09% in 1999. The increase in rate is attributable to higher market interest rates, the full year impact of a tiered rate savings account introduced in the latter half of 1999 and implementation of a tiered rate personal money market account in July 2000.

Interest expense on time deposits increased to $8.4 million for the year ended December 31, 2000 compared to $7.3 million for the year ended December 31, 1999. The increase was due to an increase in the average balance from $144.6 million in 1999 to $157.8 million in 2000 and an increase in the average interest rate paid from 5.05% in 1999 to 5.32% in 2000. The increase in the interest rate paid on time deposits reflects an increase in market rates over the same period.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, consisting of term repurchases agreements and commercial sweep accounts, increased to $3.8 million in 2000 from $1.5 million in 1999. The increase resulted from both higher average balances and higher interest rates paid. The increase in average balance results from FHLB borrowings entered into during the latter half of 1999 in anticipation of the Fleet branch acquisition. Due to market conditions rates on these borrowings increased substantially during 2000. These borrowings were paid off in August 2000 after the bank assumed $58.3 million in deposits from Fleet National Bank. The average balance was also impacted by growth in the bank's commercial sweep product which grew from an average balance of $18.0 million in 1999 to $39.8 million in 2000. During 2000 the average balance on term repurchase agreements increased from $4.3 million at December 31, 1999 to $6.8 million at December 31, 2000. The average rate paid in 2000 on short-term borrowings increased due to higher market rates, growth in average balances, and a full year's impact of growth in the second half of 1999.

The net interest rate spread and net interest margin both decreased to 3.99% and 4.82%, respectively, for the year ended December 31, 2000, from 4.18% and 4.96%, respectively, for the year ended December 31, 1999, both on a tax equivalent basis. The decrease in spread and margin primarily resulted from an increase in short term borrowings in anticipation of the Fleet branch acquisition and a rising rate environment during which the company's margin declines in the short term due to interest sensitive liabilities re-pricing more quickly than interest earning assets. Over the long term, the company's net margin is expected to increase in a rising rate environment due to a significant concentration of the loan portfolio re-pricing to the prime-lending rate.

Provision for Loan Losses

The provision for loan losses amounted to $603,000 and $270,000 for the years ended December 31, 2000 and 1999, respectively. Loans, before the allowance for loan losses, have increased from $261.2 million, at December 31, 1999 to $311.8 million, at December 31, 2000, an increase of 19.4%. Growth during 2000 included $7.0 million in loans purchased from Fleet National Bank. Despite the growth in the bank's loan portfolio, there has not been a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio.

The allowance for loan losses to gross loan ratio declined from 2.08% at December 31, 1999 to 1.99% at December 31, 2000. The decrease was attributable to an increase in loans outstanding that outpaced the increase in the allowance for loan losses at December 31, 2000.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $561,000 to $3,169,000 for the year ended December 31, 2000, compared to $2,608,000 for the year ended December 31, 1999. The increase was primarily attributable to increases in trust income, investment commission and other income.

Trust fees increased by $215,000, or 18%, due primarily to an increase in trust assets under management. Trust assets under management amounted to $280.3 million at December 31, 2000 compared to $216.7 million at December 31, 1999.

During the first quarter of 2000 the company established a brokerage operation through a third party service arrangement to provide securities brokerage services to customers. Commission income from these services amounted to $93,000 for the year ended December 31, 2000.

Deposit fees increased slightly from $882,000 in 1999 to $938,000 in 2000. The increase was due to deposit growth and $44.3 million in savings and checking accounts assumed from Fleet National Bank on July 21, 2000.

Gains on sales of loans decreased by $59,000 from 1999 to 2000 due to slower residential mortgage production resulting from higher interest rates.

Other income increased by $256,000 from 1999 to 2000. The increase was primarily from higher fee income compared to the year ended December 31, 1999 for check printing, debit cards, ATM's, and safe deposit boxes.

Gains (Losses) on Sales of Securities

Net gains from the sales of investment securities totaled $129,000 in 2000 compared to net gains of $183,000 in 1999. The net gain resulted from sales of securities based on management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Non-Interest Expense

Salaries and benefits expense totaled $10,847,000 for the year ended December 31, 2000, compared with $8,395,000 in 1999, an increase of $2,452,000, or 29%.
The increase resulted primarily from additional staff hired in 2000 and 1999 to support growth and strategic initiatives implemented.

Occupancy expense was $3,217,000 for the year ended December 31, 2000, compared with $2,448,000 in 1999, an increase of $769,000 or 31% due to the opening of the Westford branch, the acquisition of the Fleet branches, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Audit, legal and other professional expenses decreased by $61,000, or 9%, in 2000 primarily resulting from a decrease in year 2000 readiness preparation expense incurred in 1999, offset by increased legal costs associated with the establishment of securities brokerage and insurance sales operations during 2000.

Advertising and public relations expenses increased to $644,000 for the year ended December 31, 2000 from $502,000 for the same period in 1999 primarily due to increased marketing efforts associated with the Fleet branch acquisition and the bank's growth.

Office and data processing supplies expense increased to $705,000 for the year ended December 31, 2000 compared to $369,000 for the same period in 1999 primarily due to one time costs associated with the Fleet branch acquisition, bank growth, and enhancements made to marketing materials.

Trust professional and custodial expenses increased by $164,000, or 48%, due to an increase in trust assets under management, additional services being provided by the trust department, and increased professional fees as a percentage of assets.

Other operating expense increased to $2,168,000 for the year ended December 31, 2000 compared to $1,438,000 for the same period in 1999 primarily due to the bank's growth, one time costs associated with the branch acquisition, and the numerous strategic initiatives implemented during the year. The primary increases were for postage, ATM's, internet banking, telephones, training, contributions, and courier services.

Income Tax Expense

The company's effective tax rate for the year ended December 31, 2000 was 24.1% compared to 26.7% for the year ended December 31, 1999. The reduction in rate is primarily due to the combination of lower pretax income and income from tax exempt municipal securities.

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

Interest income on loans increased in the year ended December 31, 1999 to $20.7 million from $18.8 million for the year ended December 31, 1998. The increase was primarily due to an increase in the average gross loan balance from $200.5 million in fiscal 1998 to $232.8 million in fiscal 1999. Partially offsetting the increase was a decrease in the average interest rate earned on loans from 9.38% in fiscal 1998 to 8.91% in fiscal 1999. The decrease in the interest rate earned was primarily attributable to the bank originating larger loans at competitive rates. The decrease also resulted from three decreases in the prime lending rate during the fourth quarter of 1998. These decreases lowered the yield for most of 1999 and were partially offset by three rate increases in the second half of 1999, which did not fully impact loans that re-priced in 2000.

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

Interest expense on savings, PIC and money market accounts remained consistent at $2.4 million for the years ended December 31, 1999 and December 31, 1998. An increase in average balances from $110.8 million in fiscal 1998 to $115.7 million in fiscal 1999 was offset by a decline in interest rate paid from 2.16% in fiscal 1998 to 2.09% in fiscal 1999.

Interest expense on time deposits increased to $7.3 million for the year ended December 31, 1999 compared to $7.1 million for the year ended December 31, 1998. The increase was due to an increase in the average balance from $131.8 million in fiscal 1998 to $144.6 million in fiscal 1999. The increase in balances was partially offset by a decline in the average interest rate paid from 5.38% in fiscal 1998 to 5.05% in fiscal 1999. The decline in the interest rate paid on time deposits was due to both the run-offs of higher rate time deposits and the decline in rates offered by the bank, in response to changes in the market. Management will, from time to time, offer special programs with interest rates slightly higher than market rates on certificates of deposit to generate market share and penetration at the newer branches.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, increased to $1.5 million in fiscal 1999 from $0.5 million in fiscal 1998. The increase in average interest rate paid was due to increases in FHLB borrowings and sweep accounts, which bear higher rates of interest.

The net interest rate spread and net interest margin both decreased to 4.18% and 4.96%, respectively, for the year ended December 31, 1999, from 4.37% and 5.11%, respectively, for the year ended December 31, 1998, both on a tax equivalent basis. The decrease in spread and margin primarily resulted from a decrease in loan yields.

Provision for Loan Losses

The provision for loan losses amounted to $270,000 and $1,030,000 for the years ended December 31, 1999 and 1998, respectively. Loans, before the allowance for loan losses, increased from $215.2 million, at December 31, 1998 to $261.2 million, at December 31, 1999, or an increase of 21.3%. Despite the growth in the bank's loan portfolio, there was not a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Furthermore, management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that further additions to the allowance for loan loss were not necessary during the second half of 1999. Accordingly, the allowance for loan loss to gross loan ratio declined from 2.42% at December 31, 1998 to 2.08% at December 31, 1999.

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

Gains on sales of loans decreased by $75,000 from 1998 to 1999 due to less loan production due to higher interest rates and management's decision to hold more loans in the loan portfolio.

Other income increased by $57,000 from 1998 to 1999. Increases in check printing and wire fees were partially offset by a reduction in loan servicing income.

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

Office and data processing supplies expense increased by $27,000, or 7.9%, in the year ended December 31, 1999 as compared to 1998.

Trust professional and custodial expenses increased by $50,000, or 17.2%, in 1999 as compared to 1998 due to an increase in trust assets under management, additional services being provided by the trust department, and increased professional fees as a percentage of assets.

Income Tax Expense

The company's effective tax rate for the year ended December 31, 1999 was 26.7% compared to 29.4% for the year ended December 31, 1998. The reduction in rate is a result of the implementation of certain tax strategies.

                             Accounting Rule Changes

The company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1,
2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Implementation of SFAS No. 133 had no material impact on the company's consolidated financial statements.

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

The following table summarizes the projected cumulative net interest income for a 24-month period from the company's interest bearing assets and liabilities as of December 31, 2000, resulting from a 200 basis point upward shift in the prime rate, 200 basis point downward shift in the prime rate and no change in the prime rate scenarios from the bank's asset/liability simulation model. Other rates (i.e., deposit, loan, and investment rates) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

                                                                                                    December 31, 2000
                                                                                    ------------------------------------------------
                                                                                     Rates Rise           Rates          Rates Fall
     ($ in thousands)                                                                  200 BP           Unchanged          200 BP
                                                                                    -------------    --------------    -------------

     Interest Earning Assets:
        Variable rate loans                                                         $      48,259    $       42,663    $      37,627
        Fixed rate loans                                                                   13,128            12,794           12,500
        Callable securities                                                                 4,597             4,427            4,258
        Mortgage backed securities                                                         12,634            12,131           11,161
        Municipal securities                                                                5,625             5,594            5,569
        Fixed maturity treasury and agency securities                                         131               124              118
        Other investments                                                                   4,077             4,021            3,906
                                                                                    -------------    --------------    -------------
           Total interest income                                                           88,451            81,754           75,139
                                                                                    -------------    --------------    -------------

     Interest Earning Liabilities:
        Time deposits                                                                      18,738            14,981           12,424
        PIC, money market, savings                                                         12,287            10,250            8,840
        FHLB borrowings and repurchase agreements                                           7,480             6,519            5,112
                                                                                    -------------    --------------    -------------
           Total interest expense                                                          38,505            31,750           26,376
                                                                                    -------------    --------------    -------------
           Net interest income                                                      $      49,946    $       50,004    $      48,763
                                                                                    =============    ==============    =============

As of December 31, 2000, analysis indicated that the sensitivity of the net interest margin was in compliance with policy. Management estimates that, in a falling rate environment, there would be a reduction of the net interest income due to slower reductions in rates paid on deposits and increased cash flows from the company's loan and investment portfolios, which would be reinvested at lower marginal rates as rates fall, assuming a static balance sheet. Management estimates that, in a rising rate environment, there would be a small reduction in net interest income, over a 2 year period, due to the deposits repricing faster than the bank's loans and investments which have a longer duration. Over the long term, the bank's net interest margin increases in a rising rate environment.

The results and conclusions reached from the December 31, 2000 simulation are similar to the results of the December 31, 1999 simulation. As shown in the following table, the 24-month net interest margin projection from the December 31, 1999 model reflects a decline when interest rates fall and a smaller decline when rates rise.

                                                                                                    December 31, 1999
                                                                                    ------------------------------------------------
                                                                                     Rates Rise          Rates          Rates Fall
     ($ in thousands)                                                                  200 BP           Unchanged          200 BP
                                                                                    -------------    --------------    -------------

     Interest earning assets                                                        $      70,714    $       65,206    $      58,928
     Interest earning liabilities                                                          33,278            27,276           22,902
                                                                                    -------------    --------------    -------------
     Net interest income                                                            $      37,436    $       37,930    $      36,026
                                                                                    =============    ==============    =============

Maturity information of the company's loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings are contained above under the caption "Investment Activities" and in Part II, Item 8 in Notes 7 and 8 to the company's financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

The following table reflects management's estimates of when principal, shown at amortized cost, of CMOs and callable securities, held in the bank's portfolio as of December 31, 2000, will be repaid and the securities' weighted average interest rates under three scenarios: interest rates up 200 basis points (BP), down 200 basis points and no change.

                                                         Up 200 BP                   No Change                   Down 200 BP
                                                 ------------------------    ------------------------     ------------------------
                                                   Amortized        Yield       Amortized       Yield       Amortized        Yield
     ($ in thousands)                                Cost           Rate          Cost          Rate          Cost           Rate
                                                 -------------   --------    -------------    -------     -------------   --------

      0 - 12 Months                              $      17,209      6.40%    $      18,717      6.43%     $      41,945      6.51%
     13 - 24 Months                                     28,082      6.54%           35,561      6.67%            48,830      6.57%
     25 - 36 Months                                     15,173      6.51%           15,711      6.53%            13,643      6.70%
     37 - 48 Months                                     13,747      6.45%           18,020      6.67%            18,094      6.72%
     Over 48 Months                                     52,621      6.64%           38,823      6.47%             4,320      5.88%
                                                 -------------               -------------                -------------
        Total                                    $     126,832      6.56%    $     126,832      6.56%     $     126,832      6.56%
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

Item 8.       Financial Statements

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                                                            Page

  Independent Auditors' Report                                                34

  Consolidated Balance Sheets as of December 31, 2000 and 1999                35

  Consolidated Statements of Income for the years ended                       36
    December 31, 2000, 1999 and 1998

  Consolidated Statements of Changes in Stockholders' Equity                  37
    for the years ended December 31, 2000, 1999 and 1998

  Consolidated Statements of Cash Flows for the years ended                   38
    December 31, 2000, 1999 and 1998

  Notes to the Consolidated Financial Statements                              40

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/   KPMG LLP
-----------------------------


January 8, 2001
Boston, Massachusetts

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

($ in thousands)                                                                                 2000              1999
                                                                                             -------------    -------------

          Assets
          ------

Cash and cash equivalents:
       Cash and due from banks (Note 15)                                                 $          26,080           17,089
       Daily federal funds sold                                                                     28,025                -
                                                                                             -------------    -------------
               Total cash and cash equivalents                                                      54,105           17,089
                                                                                             -------------    -------------

Investment securities at fair value (Notes 2 and 8)                                                185,184          153,427
Loans, less allowance for loan losses of $6,220
       in 2000 and $5,446 in 1999 (Notes 3 and 8)                                                  305,598          255,708
Premises and equipment (Note 4)                                                                     10,903            7,691
Accrued interest receivable (Note 5)                                                                 4,078            3,264
Deferred income taxes, net (Note 13)                                                                 2,209            4,071
Prepaid expenses and other assets                                                                    2,735            1,590
Income taxes receivable                                                                                415              255
Intangible assets                                                                                    7,587                -
                                                                                             -------------    -------------

               Total assets                                                              $         572,814          443,095
                                                                                             =============    =============

          Liabilities and Stockholders' Equity

Deposits (Note 7)                                                                        $         461,975          333,423
Short-term borrowings (Notes 2 and 8)                                                               58,271           78,767
Escrow deposits of borrowers                                                                         1,106              795
Accrued expenses and other liabilities                                                               3,418            1,932
Accrued interest payable                                                                             1,389              715
                                                                                             -------------    -------------

               Total liabilities                                                                   526,159          415,632
                                                                                             -------------    -------------


Commitments and contingencies (Notes 4, 8, 14 and 15)

Trust preferred securities (Note 9)                                                      $          10,500                -

Stockholders' equity (Notes 1, 10 and 11):
       Preferred stock, $0.01 par value per share;
          1,000,000 shares authorized; no shares issued                                                  -                -
       Common stock $0.01 par value per share; 10,000,000
          shares  authorized  at  December  31,  2000  and  1999,  respectively;
          3,408,667 and 3,229,893  shares issued and outstanding at December 31,
          2000
          and 1999, respectively                                                                        34               32
       Additional paid-in capital                                                                   17,843           16,149
       Retained earnings                                                                            16,793           14,026
       Accumulated other comprehensive income                                                        1,485           (2,744)
                                                                                             -------------    -------------
               Total stockholders' equity                                                           36,155           27,463
                                                                                             -------------    -------------
               Total liabilities and stockholders' equity                                $         572,814          443,095
                                                                                             =============    =============



See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 2000, 1999 and 1998

($ in thousands, except per share data)                                                 2000              1999              1998
                                                                                    -------------    --------------    -------------

Interest and dividend income:
       Loans                                                                     $         26,498            20,736           18,810
       Investment securities                                                               11,307             7,624            6,307
       Federal funds sold                                                                     341                78              602
                                                                                    -------------    --------------    -------------
               Total interest income                                                       38,146            28,438           25,719
                                                                                    -------------    --------------    -------------

Interest expense:
       Deposits                                                                            12,302             9,722            9,476
       Borrowed funds                                                                       3,827             1,477              522
                                                                                    -------------    --------------    -------------
               Total interest expense                                                      16,129            11,199            9,998
                                                                                    -------------    --------------    -------------
               Net interest income                                                         22,017            17,239           15,721

Provision for loan losses (Note 3)                                                            603               270            1,030
                                                                                    -------------    --------------    -------------
               Net interest income after provision for
                   loan losses                                                             21,414            16,969           14,691
                                                                                    -------------    --------------    -------------

Non-interest income:
       Trust fees                                                                           1,430             1,215            1,007
       Investment commission income                                                            93                 -                -
       Deposit service fees                                                                   938               882              905
       Net gains on sales of investment
          securities (Note 2)                                                                 129               183              476

       Gains on sales of loans                                                                 95               154              229
       Other income                                                                           613               357              300
                                                                                    -------------    --------------    -------------
               Total non-interest income                                                    3,298             2,791            2,917
                                                                                    -------------    --------------    -------------

Non-interest expense:
       Salaries and employee benefits (Note 12)                                            10,847             8,395            7,327
       Occupancy expenses (Note 4 and 14)                                                   3,217             2,448            2,196
       Audit, legal and other professional fees                                               635               696              744
       Advertising and public relations                                                       644               502              499
       Office and data processing supplies                                                    705               369              342
       Trust professional and custodial expenses                                              504               340              290
       Amortization of intangible assets                                                      351                 -                -
       Trust preferred expense                                                                895                 -                -
       Other operating expenses                                                             2,168             1,438            1,253
                                                                                    -------------    --------------    -------------
               Total non-interest expense                                                  19,966            14,188           12,651
                                                                                    -------------    --------------    -------------

Income before income taxes                                                                  4,746             5,572            4,957
Income tax expense (Note 13)                                                                1,142             1,489            1,456
                                                                                    -------------    --------------    -------------

               Net income                                                           $       3,604             4,083            3,501
                                                                                    =============    ==============    =============

Basic earnings per share                                                            $        1.08              1.28             1.11
                                                                                    =============    ==============    =============

Diluted earnings per share                                                          $        1.07              1.22             1.06
                                                                                    =============    ==============    =============

Basic weighted average common shares outstanding                                        3,322,364         3,187,292        3,165,134
                                                                                    =============    ==============    =============
Diluted weighted average common shares outstanding                                      3,369,025         3,335,338        3,299,432
                                                                                    =============    ==============    =============

See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                  Years Ended December 31, 2000, 1999 and 1998


                                                        Common Stock      Additional             Comprehensive Income    Total
                                                    --------------------   Paid-in   Retained    --------------------  Stockholder's
($ in thousands)                                     Shares       Amount   Capital   Earnings    Period   Accumulated    Equity
                                                     ------       ------   -------   --------    ------   -----------    ------

Balance at December 31, 1997                        3,160,434       32      15,515    7,663                  635         23,845
                                                    ---------       --      ------    -----                  ---         ------

Comprehensive income
  Net Income                                                                          3,501       3,501                   3,501
  Unrealized appreciation on securities,
     net of reclassification                                                                        361      361            361
                                                                                                -------      ---          -----
Total comprehensive income                                                                      $ 3,862
                                                                                                =======

  Common stock dividend declared ($0.175 per share)                                    (554)                               (554)
  Stock options exercised (Note 11)                     7,250        -          45                                           45
                                --                  ---------      ----     ------   ------     -------   ------       --------
Balance at December 31, 1998                        3,167,684       32      15,560   10,610                  996         27,198
                                                    ---------      ---      ------   ------     -------   ------       --------

Comprehensive income
  Net Income                                                                          4,083       4,083                   4,083
  Unrealized depreciation on securities,
     net of reclassification                                                                     (3,740)  (3,740)        (3,740)
                                                                                                -------
Total comprehensive income                                                                      $   343
                                                                                                =======

  Common stock dividend declared
    ($0.210 per share)                                                                 (667)                               (667)
  Common stock issued                                  27,054                  388                                          388
  Stock options exercised (Note 11)                    35,155                  201                                          201
                                                    ---------   ------   ---------  -------              --------       -------
Balance at December 31, 1999                        3,229,893   $   32   $  16,149  $14,026              $(2,744)       $27,463
                                                    =========   ======   =========  =======              ========       =======

Comprehensive income
  Net Income                                                                          3,604       3,604                   3,604
  Unrealized appreciation on securities,
     net of reclassification                                                                      4,229    4,229          4,229
                                                                                                         -------
Total comprehensive income                                                                               $ 7,833
                                                                                                         =======

  Tax benefit on non-qualified stock options
     exercised                                                       -         377                                          377
  Common stock dividend declared
    ($0.250 per share)                                                                 (837)                               (837)
  Common stock issued                                  55,804        1         585                                          586
  Stock options exercised (Note 11)                   122,970        1         732                                          733
                                                    ---------  -------   ---------  -------            ---------        -------
Balance at December 31, 2000                        3,408,667  $    34   $  17,843  $16,793            $   1,485        $36,155
                                                    =========  =======   =========  =======            =========        =======


Disclosure of reclassification amount:                 2000      1999      1998
                                                    ---------  --------  -------
Gross unrealized appreciation (depreciation)
     arising during the period                      $   6,515  $(5,567)  $  994
Tax (expense) benefit                                  (2,201)   1,947     (321)
                                                    ---------  -------   ------


Unrealized holding appreciation (depreciation),
     net of tax                                         4,314   (3,620)     673
                                                    ---------  -------   ------

Less: reclassification adjustment for gains
      included in net income (net of $44,
      $63, and $164 tax, respectively)                     85      120      312
                                                    ---------  -------   ------
Unrealized appreciation (depreciation) on
   securities, net of reclassification              $   4,229   $(3,740) $  361
                                                    =========   =======  ======





See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2000, 1999 and 1998


($ in thousands)                                                    2000           1999       1998
                                                                  ---------     ----------  --------
Cash flows from operating activities:
       Net income                                                $   3,604        4,083        3,501
       Adjustments to reconcile net income to net cash
          provided by operating activities:
               Provision for loan losses                               603          270        1,030

               Depreciation and amortization                         1,717        1,374        1,134
               Amortization of intangible assets                       351         --           --
               Net gains on sale of investments                       (129)        (183)        (476)

               Gain on sale of loans                                   (95)        (154)        (229)
               Loss on sale of real estate                              --           54           14

               (Increase) decrease in:
                   Loans held for sale, net of gain                     (3)        (735)         229
                   Accrued interest receivable                        (814)        (840)         547
                   Prepaid expenses and other assets                (1,145)        (727)        (218)
                   Deferred income taxes                              (325)        (274)        (363)
                   Income taxes receivable                            (160)          16          (51)
               Increase(decrease) in:
                   Accrued expenses and other liabilities            1,486         (290)         338
                   Accrued interest payable                            674           92           57
                                                                     -----        -----        -----
                     Net cash provided by operating activities       5,764        2,686        5,513
                                                                     -----        -----        -----


Cash flows from investing activities:
       Proceeds from sales of investment securities                 10,971       12,524       21,252

       Proceeds from maturities, calls and paydowns
          of investment securities                                  14,392       17,539       40,388
       Purchase of investment securities                           (50,558)     (74,558)     (62,476)
       Proceeds from sales of real estate acquired
          by foreclosure                                              --            250          173
       Net increase in loans                                       (50,645)     (45,111)     (34,812)
       Additions to premises and equipment, net                     (4,946)      (4,633)      (1,270)
       Cash paid for assets in excess of liabilities                (7,688)         --           --
                                                                   --------     -------      --------
                   Net cash used in investing activities           (88,474)     (93,989)     (36,745)
                                                                   --------     --------     --------

Cash flows from financing activities:
       Net increase in deposits                                    128,552       15,757       34,417
       Net increase (decrease) in short-term borrowings            (20,496)      66,682         (382)
       Proceeds from issuance of trust preferred securities         10,500         --            --
       Net increase in escrow deposits of borrowers                    311          108           75
       Cash dividends paid                                            (837)        (667)        (554)
       Proceeds from issuance of common stock                          586          388          --
       Proceeds from exercise of stock options                       1,110          201           45
                   Net cash provided by financing activities       119,726       82,469       33,601

Net increase (decrease) in cash and cash equivalents                37,016       (8,834)       2,369
Cash and cash equivalents at beginning of year                      17,089       25,923       23,554
                                                                 ---------      -------       ------
Cash and cash equivalents at end of year                         $  54,105       17,089       25,923
                                                                 =========      =======       ======

See accompanying notes to consolidated financial statements.

                              (Continued)

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                  Years Ended December 31, 2000, 1999 and 1998


                                                      2000      1999       1998
                                                      ----      ----       ----
Supplemental financial data:
       Cash paid for:
          Interest                                   $16,337    11,107     9,941
          Income taxes                                 1,348     1,588     1,996





See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2000, 1999 and 1998


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

     (b)  Basis of Presentation

          The consolidated financial statements of Enterprise Bancorp, Inc. include the accounts of the company and its wholly owned subsidiaries, Enterprise Bank and Trust Company and Enterprise (MA) Capital Trust I (the "Trust"). The Trust, is a statutory business trust created under the laws of Delaware and was organized on March 10, 2000 for the purpose of issuing trust preferred securities.

          The bank  has two  wholly  owned  subsidiaries,  Enterprise  Insurance
          Services LLC and Enterprise Investment Services LLC. These subsidiaries were organized on March 21, 2000 for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its present and future customers. The bank also has a substantially owned subsidiary, Enterprise Realty Trust, Inc., which invests in commercial and residential mortgage loans originated by the bank.

          During 2000 the bank dissolved its wholly owned subsidiary, Enterprise Securities Corporation, Inc., which was incorporated on March 1, 1991 to hold certain investment securities. During 1999 the bank dissolved its wholly owned subsidiary, ERT Holdings, Inc., which served as the vehicle for the bank's indirect ownership of Enterprise Realty Trust, Inc. Certain legislation enacted during the year made it unnecessary for ERT Holdings, Inc. to own Enterprise Realty Trust, Inc., and, accordingly, it transferred its shares in Enterprise Realty Trust, Inc. to the bank and was dissolved.

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

          Enterprise Bank and Trust Company is a Massachusetts trust company, which commenced banking operations on January 3, 1989. The bank's main office is located at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. Branch offices were opened in Chelmsford, Massachusetts in June of 1993, Leominster, Massachusetts in May of 1995, Billerica, Massachusetts in June of 1995, Tewksbury, Massachusetts in October of 1996, Dracut, Massachusetts in November of 1997, and Westford, Massachusetts in November 1999. The bank also acquired two branches (in Chelmsford and Billerica) by acquisition in July 2000. The bank's deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of consumers, small and medium-sized businesses and professionals.


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

     (c)  Investment Securities

          Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 2000 and 1999, all of the company's investment securities were classified as available for sale and carried at fair value.

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

          The bank uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date.

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

     (f)  Premises and Equipment

          Landis carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Fully depreciated assets have been removed from the premises and equipment inventory. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related asset categories as follows:

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

     (h)  Intangible Assets

          On July 21,  2000 the bank  completed  its  acquisition  of two  Fleet
          National Bank branch offices (the "Fleet branches"). The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to identified intangible assets and goodwill (combined "intangible assets") and is being amortized over a ten-year period.


                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     (i)  Income Taxes

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

     (j)  Stock Options

          The company measures compensation cost for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the company's common stock.

     (k)  Investment Management & Trust Services

          Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company. Trust assets under management at December 31, 2000 and 1999 totaled $280.3 million and $216.7 million, respectively. Income from trust activities is reported on an accrual basis.

     (l)  Earnings Per Share

          Basicearnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 46,661, 148,046 and 134,298 for the years ended December 31, 2000, 1999 and 1998, respectively.

     (m)  Reporting Comprehensive Income

          Comprehensive Income is defined as net income plus revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States of America are excluded from net income. The bank classifies items of comprehensive income by their nature in the financial statements, and displays the accumulated balance of comprehensive income separately from retained earnings and additional-paid-in capital in the equity section of the balance sheet. Reporting comprehensive income only affects the presentation in the financial statements and has no impact on the bank's results of operations.


                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     (n)  Other Accounting Rule Changes

          The company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and measure those instruments at fair market value. Under this statement, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Implementation of SFAS No. 133 had no material impact on the company's consolidated financial statements.

(2)  Investment Securities

     The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                                              2000
                                                            ------------------------------------------------------------------------
                                                                 Amortized      Unrealized            Unrealized           Fair
       ($ in thousands)                                            cost         appreciation          depreciation         value
                                                            ---------------     ----------            ------------       ----------

       U.S. agency obligations                              $        32,341               1,292                    23         33,610
       Mortgage-backed securities                                    95,480                 703                   408         95,775
       Municipal obligations                                         51,811                 687                     -         52,498
                                                            ---------------     ---------------      ----------------  -------------
           Total bonds and obligations                              179,632               2,682                   431        181,883
       Federal Home Loan Bank stock,
           at cost                                                    3,301                 -                      -           3,301
                                                            ---------------     ---------------      ---------------   -------------

           Total investment securities                      $       182,933               2,682                   431        185,184
                                                            ===============     ===============      ================  =============

                                                                                              1999
                                                            ------------------------------------------------------------------------
                                                                 Amortized      Unrealized            Unrealized          Fair
       ($ in thousands)                                            cost         appreciation          depreciation        value
                                                            ----------------    ------------          ------------      -----------

       U.S. agency obligations                              $        26,989                  13                   470         26,532
       U.S. treasury obligations                                      2,997                  15                     -          3,012
       Mortgage-backed securities                                    80,721                   7                 2,297         78,431
       Municipal obligations                                         43,924                  74                 1,507         42,491
                                                            ---------------     ---------------         -------------  -------------
              Total bonds and obligations                           154,631                 109                 4,274        150,466
       Federal Home Loan Bank stock,
           at cost                                                    2,961                   -                     -          2,961
                                                            ---------------     ---------------         -------------  -------------

           Total investment securities                      $       157,592                 109                 4,274        153,427
                                                            ===============     ===============         =============  =============

          Included in U.S. agency securities are investments that can be called prior to final maturity with fair values of $32,601,000 and $19,574,000 at December 31, 2000 and 1999, respectively. Included in mortgage-backed securities are collateralized mortgage-backed obligations with fair values of $93,138,000 and $78,221,000 at December 31, 2000 and 1999, respectively.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


          At December 31, 2000, securities with a fair value of $62,933,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $998,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 1999, securities with a fair value of $32,561,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $969,000 were pledged as collateral for treasury, tax and loan deposits.

          The contractual maturity distribution of total bonds and obligations at December 31, 2000 is as follows:

                                    Amortized                  Fair
($ in thousands)                      Cost       Percent       Value        Percent
                                      ----       -------       -----        -------

Within one year                     $ 1,254        0.70%       $ 1,257       0.69%
After one but within three years      7,072        3.94          7,107       3.91
After three but within five years    21,302       11.86         21,511      11.83
After five but within ten years      66,291       36.90         71,925      39.54
After ten years                      83,713       46.60         80,083      44.03
                                    -------    -----------    --------  -----------
                                   $179,632      100.00%      $181,883     100.00%
                                    =======    ===========    =======   ===========


          Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments. U.S. agency obligations are shown at their final maturity but are expected to have shorter average lives because issuers of certain bonds reserve the right to call or prepay the obligations without call or prepayment penalties.

          Sales and calls of investment securities for the years ended December 31, 2000, 1999, and 1998 are summarized as follows:

       ($ in thousands)                                    2000              1999              1998
                                                       -------------    --------------    -------------

       Book value of securities sold or called      $         11,252            22,951           52,072
       Gross realized gains on sales/calls                       139               184              476
       Gross realized losses on sales/calls                     (10)               (1)               -
                                                       -------------    --------------    -------------
          Total proceeds from sales or
               calls of investment securities       $         11,381            23,134           52,548
                                                       =============    ==============    =============


(3)  Loans and Loans Held for Sale

     Major classifications of loans and loans held for sale at December 31, are as follows:

       ($ in thousands)                              2000            1999
                                                -------------    -------------
       Real estate:
          Commercial                           $      120,390          104,940
          Construction                                 21,894           18,198
          Residential                                  57,037           50,156
                                                -------------    -------------
               Total real estate                      199,321          173,294

       Commercial                                      84,284           68,177
       Home equity                                     21,229           14,135
       Consumer                                         8,210            6,672
                                                -------------    -------------
               Total loans                     $      313,044          262,278

       Deferred loan origination fees                  (1,226)          (1,124)
       Allowance for loan losses                       (6,220)          (5,446)
                                                 -------------    -------------

       Net loans and loans held for sale       $     305,598          255,708
                                                 =============    =============

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2000, and 1999, the outstanding loan balances to directors and officers of the company and their associates was $7.2 million and $5.3 million, respectively. Unadvanced portions of lines of credit available to directors and officers were $1.8 million and $2.2 million, as of December 31, 2000 and 1999, respectively. During 2000, new loans and net increases in loan balances on lines of credit under existing commitments of $2.3 million were made and principal paydowns of $0.4 million were received. All loans to these related parties are current.

Non-accrual loans at December 31, are summarized as follows:


       ($ in thousands)                                                                          2000              1999
                                                                                             -------------    -------------

           Real estate                                                                   $             465            2,484
           Commercial                                                                                  539              368
           Consumer, including home equity                                                              50               46
                                                                                             -------------    -------------

               Total non-accrual                                                         $           1,054            2,898
                                                                                             =============    =============

     There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2000, 1999 and 1998. The increase /reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

       ($ in thousands)                                        2000              1999              1998
                                                           -------------    --------------    -------------

       Income in accordance with original loan terms    $            269               392              239
       Income recognized                                             306               242              108
                                                           -------------    --------------    -------------

           (Increase)/reduction in interest income      $            (37)              150              131
                                                           =============    ==============    =============

     The increase in interest income at December 31, 2000 resulted primarily from non accrual loans at December 31, 1999 that were returned to accrual status during 2000.

     At December 31, 2000 and 1999, total impaired loans were $0.5 million and $1.9 million, respectively. In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2000 and 1999, respectively. All of the $0.5 million of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 2000 and 1999, the average recorded value of impaired loans was $1.2 million and $1.7 million, respectively. Included in the (increase)/reduction in interest income in the table above is $75,000 and $49,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 2000 and 1999, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

       ($ in thousands)                                  2000              1999              1998
                                                     -------------    --------------    -------------

       Balance at beginning of year               $          5,446             5,234            4,290

           Provision charged to operations                     603               270            1,030
           Addition related to acquired loans                  250                 -                -

           Loan recoveries                                     207               114               54
           Loans charged-off                                  (286)             (172)            (140)
                                                     -------------    --------------    -------------

       Balance at end of year                     $          6,220             5,446            5,234
                                                     =============    ==============    =============


     At December 31, 2000, 1999 and 1998, the bank was servicing mortgage loans sold to investors amounting to $25,699,000, $24,001,000, and $26,491,000, respectively.



(4)  Premises and Equipment

     Premises and equipment at December 31, are summarized as follows:



       ($ in thousands)                                2000              1999
                                                -------------    -------------

       Land                                    $        1,373              608
       Buildings and leasehold improvements             7,731            5,143
       Computer software and equipment                  4,006            2,959
       Furniture, fixtures and equipment                2,182            1,636
                                                -------------    -------------
                                                       15,292           10,346
       Less accumulated depreciation                   (4,389)          (2,655)
                                                -------------    -------------

                                               $       10,903            7,691
                                                =============    =============

     The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. At December 31, 2000 minimum lease payments for these operating leases were as follows:

          ($ in thousands)
           Payable in:
              2001                                  $             434
              2002                                                347
              2003                                                277
              2004                                                246
              Thereafter                                           55
                                                    -----------------

              Total minimum lease payments          $           1,359
                                                    =================


     Total rent expense for the years ended December 31, 2000, 1999 and 1998 amounted to $581,000, $488,000 and $403,000, respectively.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(5)  Accrued Interest Receivable

     Accrued interest receivable consists of the following at December 31:

       ($ in thousands)                            2000              1999
                                               -------------    -------------

       Investments                         $           1,911            1,688
       Loans and loans held for sale                   2,167            1,576
                                           -----------------    -------------

                                           $           4,078            3,264
                                           =================    =============


(6)  Real Estate Acquired by Foreclosure

     An analysis of real estate acquired by foreclosure for the years ended December 31, is as follows:


      ($ in thousands)                                           2000              1999
                                                              -------------    -------------

       Balance at beginning of year                       $               -              304
           Acquisitions as a result of foreclosures                       -                -
           Sales proceeds and principal repayments,
               net of loss on sale                                        -             (304)
                                                              -------------    -------------
       Balance at end of year                             $               -                -
                                                              =============    =============

(7)  Deposits

     Deposits at December 31, are summarized as follows:

       ($ in thousands)                               2000              1999
                                                  -------------    -------------

       Demand  $                                        100,917          67,308
       Savings                                           53,412          32,019
       Personal interest checking                        97,417          59,040
       Money market                                      50,653          28,487
       Time deposits less than $100,000                  99,231          95,045
       Time deposits of $100,000 or more                 60,345          51,524
                                                  -------------    -------------

                                                  $     461,975         333,423
                                                  =============    =============

       Interest expense on time deposits with balances of $100,000 or more amounted to $3,438,000 in 2000, $2,438,000 in 1999, and $2,538,000 in
       1998.

       The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2000:


                                                               Less             Greater
                                                               than              than
       ($ in thousands)                                      $100,000          $100,000            Total
                                                           -------------    --------------    -------------



       Due in less than three months                    $      29,060            33,412           62,472
       Due in over three through twelve months                 50,204            22,257           72,461
       Due in over twelve through thirty six months            19,967             4,676           24,643
                                                           -------------    --------------    -------------

                                                        $      99,231            60,345          159,576
                                                           =============    ==============    =============

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(8)  Short-Term Borrowings

     Borrowed funds at December 31, are summarized as follows:



                                                                   2000                     1999                     1998
                                                          -----------------------  -----------------------  -----------------------
                                                                        Average          Average            Average
       ($ in thousands)                                      Amount       Rate        Amount       Rate         Amount       Rate
                                                          ------------- ---------  ------------- ---------  ------------- ---------

       Securities sold under agreements to repurchase     $      57,801     5.86%  $      28,697     4.99%  $      11,615     2.70%
       Federal Home Loan Bank of Boston
           borrowings                                               470     5.94%         50,070     4.68%            470     5.94%
                                                          -------------            -------------            -------------

                                                          $      58,271     5.86%  $      78,767     4.78%  $      12,085     2.83%
                                                          =============            =============            =============


     Securities sold under agreement to repurchase averaged $39,782,000, $18,002,000, and $12,673,000 during 2000, 1999, and 1998, respectively.
     Maximum amounts outstanding at any month end during 2000, 1999, and 1998 were $57,801,000, $28,697,000, and $16,426,000, respectively. The average cost of repurchase agreements was 5.71%, 4.43%, and 3.19% during fiscal 2000, 1999, and 1998, respectively.

     The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March 1994. FHLB borrowings averaged $24,753,000, $12,241,000, and $2,011,000 during 2000, 1999, and 1998, respectively. Maximum amounts outstanding at any month end during 2000, 1999, and 1998 were $61,300,000, $50,070,000, and $7,836,000, respectively. The average cost of FHLB borrowings was 6.29%, 5.55%, and 5.88% during fiscal 2000, 1999, and 1998, respectively. Borrowings from the FHLB are secured by FHLB stock, 1-4 family owner occupied residential loans and the bank's investment portfolio not otherwise pledged.

     As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 2000, the bank had the additional capacity to borrow up to approximately $115,874,000 from the FHLB.

(9)  Trust Preferred Securities

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

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(10) Stockholders' Equity

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

     The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company's common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2000 the company issued 47,800 shares under the plan at a per share purchase price of $10.32. In 1999, the first year in which the plan was in effect, the company issued 27,054 shares under the plan at a per share purchase price of $14.35.

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

     Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 2000.

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

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the company meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

     The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.


                                                                                        Minimum Capital          Minimum Capital
                                                                                          For Capital                To Be
                                                                   Actual              Adequacy Purposes        Well Capitalized
                                             -----------------------  -----------------------  -----------------------
         ($ in thousands)                       Amount       Ratio       Amount       Ratio        Amount       Ratio
                                             ------------- ---------  ------------- ---------  ------------- ---------
            As of December 31, 2000:
         Total Capital
            (to risk weighted assets)        $      42,124    11.79%  $      28,572      8.0%  $      35,715     10.0%

         Tier 1 Capital
            (to risk weighted assets)               37,638    10.54%         14,286      4.0%         21,429      6.0%

         Tier 1 Capital*
            (to average assets)                     37,638     6.66%         22,618      4.0%         28,273      5.0%

            As of December 31, 1999:
         Total Capital
            (to risk weighted assets)        $      33,325    11.50%  $      23,184      8.0%  $      28,980     10.0%

         Tier 1 Capital
            (to risk weighted assets)               29,673    10.24%         11,592      4.0%         17,388      6.0%

         Tier 1 Capital*
            (to average assets)                     29,673     6.98%         17,000      4.0%         21,250      5.0%

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

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(11) Stock Option Plans

     The board of directors of the bank adopted a 1988 Stock Option Plan (the "1988 plan"), which was approved by the shareholders of the bank in 1989. The 1988 plan permitted the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 307,804 shares of common stock. The 1988 plan was assumed by and became effective under the company after the completion of the Reorganization discussed in Note 1. While no further grants of options may be made under the 1988 plan, all currently outstanding and unexercised options previously granted under the 1988 plan remain outstanding in accordance with their terms.

     The board of directors of the company adopted a 1998 stock incentive plan (the "1998 plan"), which was approved by the shareholders of the company in 1998. The 1998 plan permits the board of directors to grant incentive and non-qualified options (as well as shares of stock, with or without restrictions, and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 157,620 shares of common stock. The company's board of directors has approved an amendment to the 1998 plan, which remains subject to shareholder approval, that will increase the number of shares that may be issued under the 1998 plan to a total of 328,023.

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

     All options that have been granted through December 31, 2000 under either the 1988 plan or the 1998 plan, generally become exercisable at the rate of 25% a year. All options granted prior to 1998, expire 10 years from the date of the grant. All options granted in 1999 and 1998 expire 7 years from the date of grant. All options granted through December 31, 1998 under either plan are categorized as incentive stock options. Stock options granted in 1999 were to non employee directors and are non-qualified options. Stock option transactions are summarized as follows:


                                                                 2000                       1999         _   _        1998
                                                --------------------------  -----------------------    ----------------------
                                                               Wtd. Avg.                 Wtd. Avg.          Wtd. Avg.
                                                               Exercise                  Exercise                  Exercise
                                                   Shares        Price        Shares       Price         Shares        Price
                                                -----------    -----------  ----------   ----------   ----------   ----------

         Outstanding at beginning of year           355,130    $     8.35      379,550   $     7.97      296,750   $     6.55
            Granted                                       -             -       12,760        12.50       90,500        12.50
            Exercised                              (122,970)         5.97      (35,155)        5.62       (7,250)        6.28
            Forfeited                                (1,925)         9.04       (2,025)       11.54         (450)        9.00
                                                -----------                 ----------                ----------
         Outstanding at end of year                 230,235          9.61      355,130         8.35      379,550         7.97
                                                ===========                 ==========                ==========
         Exercisable at end of year                 179,835          8.97      251,580         7.25      216,010         6.07
         Shares reserved for future grants           50,654                     56,385                    67,120

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

A summary of options outstanding and exercisable by exercise price as of December 31, 2000 follows:

                                     Outstanding               Exercisable
                           ------------------------------     --------------
                                             Wtd. Avg.
                                            Remaining
     Exercise Price         # Shares           Life              # Shares
     --------------       -------------    -------------      --------------

       $ 5.50                     2,300             1.43              2,300
       $ 6.00                     3,600             3.43              3,600
       $ 6.75                    39,000             4.51             39,000
       $ 7.00                    44,900             5.51             44,900
       $ 9.00                    44,050             6.50             35,550
       $12.50                    96,385             4.93             54,485
                          -------------    -------------      -------------
                                230,235             5.22            179,835
                          =============    =============      =============

During 2000, 8,004 shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares were issued at a fair market value price of $11.46 and were issued from the shares reserved for future grants under the 1998 plan.

In addition to the 122,970 options exercised under the company's option plans in 2000, certain executives of the bank exercised options in February 2000 to acquire an aggregate of 104,000 shares of company common stock from the company's chief executive officer. The options were granted to them in connection with their recruitment at the time the bank was organized and constitute non-qualified options of the company for tax purposes. Accordingly, in connection with the exercise of the options the company realized a compensation expense for tax purposes, which resulted in a tax benefit to the company of $0.4 million. The tax benefit is recorded as an adjustment to additional paid-in capital.

The company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

       ($ in thousands, except per share data)                 2000              1999              1998
                                                           -------------    --------------    -------------

       Net income as reported                           $          3,604             4,083            3,501
       Pro forma net income                                        3,455             3,915            3,364

       Basic earnings per share as reported                         1.08              1.28             1.11
       Pro forma basic earnings per share                           1.04              1.23             1.06

       Fully diluted earnings per share as reported                 1.07              1.22             1.06
       Pro forma fully diluted earnings per share                   1.03              1.17             1.02

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating the compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above since options granted prior to January 1, 1995 are not considered. The per share weighted average fair value of stock options was determined to be $4.00 for options granted in both 1999 and 1998. The fair value of the options was determined to be 32% of the market value of the stock at the date of grant. The value was based on consultation with compensation consultants hired by the company and subsequent validation by management using a binomial distribution model. The assumptions used in the model at the last option grant date for the risk-free interest rate, expected volatility and expected life in years were 4.65%, 15%, and 8, respectively.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(12) Employee Benefit Plans

     401(k) Defined Contribution Plan

     The company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for 2000, 1999 and 1998 were 75%, 101% and 85%, respectively, up to the first 6% contributed by the employee. The company's expense for the 401(k) plan match for the years ended December 31, 2000, 1999 and 1998 was $300,000, $329,000, and $227,000, respectively.

     All employees, at least 21 years of age, are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

     Employee Bonus Program

     The company bonus program includes all employees. Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending upon which group the employee falls into: vice presidents and above, officers, and non-officer employees. In 2000, 1999 and 1998, gross payments charged to salaries and benefits expense under the plan were $1,217,000, $993,000, and $896,000, respectively. In 2000, in addition to the $1,217,000 increase in salaries, the bank also increased the employer contribution to the 401(k) plan by $97,000, or an additional 25% of employee contributions up to the first 6% contributed by the employee. The $97,000 increase on employer match on the company's 401(k) plan is also included in salaries and benefits for 2000.

     The company maintains a supplemental cash bonus plan for its top two executive officers. The goals, objectives and payout schedule of this plan are set by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 2000, 1999, and 1998, $0, $222,000, and $147,000, respectively, was charged to salaries and benefits under this plan.

     Split-Dollar Plan

     The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996 and in 1999 the company increased this plan. In 1999 the company also adopted plans for the president and an executive vice president. The plans provide for the company to fund the purchase of a cash value life insurance policy owned by the executive. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums under the three plans are $393,800 through 2004, $127,000 through 2010 and $93,000 through 2012, respectively. The amount charged to expense for these benefits was $15,000, $23,000, and 2,000 in 2000, 1999, and 1998, respectively.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(13) Income Taxes

     The components of income tax expense for the years ended December 31 were calculated using the liability method as follows:


     ($ in thousands)                                  2000        1999       1998
                                                       ----        ----       ----

       Current tax expense:
          Federal                                     $ 1,417      1,715      1,791
          State                                            49         48         28
                                                      -------    -------    -------
               Total current tax expense                1,466      1,763      1,819
                                                      -------    -------    -------

       Deferred tax expense (benefit):
          Federal                                        (324)      (274)      (369)
          State                                          --         --            6
                                                      -------    -------    -------
               Total deferred tax expense (benefit)      (324)      (274)      (363)
                                                      -------    -------    -------

               Total income tax expense               $ 1,142      1,489      1,456
                                                      =======    =======    =======

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                                     2000                     1999                    1998
                                              --------------------    ---------------------   ----------------------
        ($ in thousands)                        Amount         %        Amount         %        Amount           %
                                              ---------     ------    ----------    -------   ----------    --------

         Computed income tax expense
            at statutory rate                 $   1,614      34.0%    $    1,894     34.0%    $    1,685       34.0%
         State income taxes, net of
            federal tax benefit                      32       0.7%            32      0.6%            22        0.4%
         Municipal bond interest                   (624)    (13.1%)         (536)    (9.6%)         (303)      (6.1%)
         Other                                      120       2.5%            99      1.7%            52        1.1%
                                              ---------    -------    ----------   -------    ----------    --------

         Income tax expense                   $   1,142      24.1%    $    1,489     26.7%    $    1,456       29.4%
                                              =========    =======    ==========   =======    ==========    ========



     At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

     ($ in thousands)                     2000      1999
                                          ----      ----

         Deferred tax asset:

    Allowance for loan losses             $2,120    1,915
    Net unrealized depreciation on          --      1,421
    investment securities Depreciation       562      491
    Other                                    293      244
                                          ------   ------

             Total                         2,975    4,071

    Deferred tax liability:
         Net unrealized appreciation on
             investment securities           766     --
                                          ------   ------
Net deferred tax asset                    $2,209    4,071
                                          ======   ======


     Management believes that it is more likely than not that current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2000.

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(14) Related Party Transactions

     The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which include various bank officers and directors. The maximum remaining term of the leases including options is for 20 years.

     Total amounts paid to the realty trusts for the years ended December 31, 2000, 1999, and 1998, were $474,000, $366,000 and $297,000, respectively.

(15) Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

     Financial instruments with off-balance sheet credit risk at December 31, 2000 and 1999, are as follows:

     ($ in thousands)                                 2000       1999
     ----------------                                 ----       ----

Commitments to originate loans                      $17,700    14,386
Standby letters of credit                             3,187     3,728
Unadvanced portions of consumer loans
   (including credit card loans)                      2,252     2,631
Unadvanced portions of construction loans             9,901    13,589
Unadvanced portions of home equity loans             19,063    14,003
Unadvanced portions of commercial lines of credit    49,835    28,993

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

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

     The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 2000 and 1999, the company had commitments to sell loans totaling $806,000 and $276,000, respectively.

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

     The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $1,500,000 at December 31, 2000, and 1999.

     The company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

(16) Fair Values of Financial Instruments

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

     The fair values of the unused portion of lines of credit and letters of credit were based on fees currently charged to enter into similar agreements and were estimated to be the fees charged. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no fair value. (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



     Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 2000 for similar instruments. The fair value of trust preferred securities was estimated using discounted cash flow analysis using an interest rate of a similar trust preferred issue issued in the first quarter of 2001.

     Limitations: The estimates of fair value of financial instruments were based on information available at December 31, 2000 and 1999 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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


                                                                2000                           1999
                                                     ---------------------------   ----------------------------
                                                       Carrying         Fair         Carrying          Fair
       ($ in thousands)                                 Amount          Value         Amount           Value
                                                     ------------  -------------   -------------  -------------

       Financial assets:
              Cash and cash equivalents                 $  54,105         54,105          17,089         17,089
              Investment securities                       185,184        185,184         153,427        153,427
              Loans, net                                  305,598        310,852         255,708        257,024
              Accrued interest receivable                   4,078          4,078           3,264          3,264

       Financial liabilities:
              Non-interest bearing demand deposits        100,917        100,917          67,308         67,308
              Savings, PIC and money market               201,482        201,482         119,546        119,546
              Time deposits                               159,576        159,988         146,569        146,732
              Short-term borrowings                        58,271         58,271          78,767         78,767
              Escrow deposit of borrowers                   1,106          1,106             795            795
              Accrued interest payable                      1,389          1,389             670            670
              Trust preferred securities                   10,500         10,923               -              -

                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(17) Parent Company Only Financial Statements


                                 Balance Sheets
                                                                         December 31,
                                                                ------------------------------
       ($ in thousands)                                            2000                   1999
                                                                -------------       -----------

          Assets

       Cash and due from subsidiary                                  427              334
       Investment in subsidiary                                   46,548           27,120
       Other assets                                                  375                9
                                                                -------------    -------------
                 Total assets                                     47,350           27,463
                                                                =============    =============

          Liabilities and Stockholders' Equity


       Junior subordinated deferrable interest debentures         10,825                -
       Accrued interest payable                                      370                -
                                                                -------------    -------------

                 Total liabilities                                11,195                -
                                                                -------------    -------------



 Stockholders' equity:
        Preferred stock, $0.01 par value per share;
           1,000,000 shares authorized;
           no shares issued                                  $         -                -
        Common stock, $0.01 par value per share,
           10,000,000 shares authorized at December 31,
           2000 and 1999, respectively; 3,408,667 and
           3,229,893 shares issued and outstanding at
           December 31, 2000 and 1999, respectively                   34               32
        Additional paid-in capital                                17,843           16,149
        Retained earnings                                         16,793           14,026
        Accumulated other comprehensive income                     1,485           (2,744)
                                                              -------------    -------------

                 Total stockholders' equity                       36,155           27,463
                                                              -------------    -------------
            Total liabilities and stockholders' equity       $    47,350           27,463
                                                              =============    =============




                                   (Continued)

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                              Statements of Income


                                                                                         For the years ended
                                                                                              December 31,
                                                                           ------------------------------------------------
       ($ in thousands)                                                         2000             1999              1998
                                                                           -------------     -------------    -------------

       Undistributed equity in net income of
          subsidiary                                                    $          4,203             3,811            2,949
       Dividends received from subsidiary                                             16               278              552
                                                                           -------------     -------------    -------------

               Total subsidiary income                                             4,219             4,089            3,501
                                                                           -------------     -------------    -------------

       Interest expense                                                              909                 -                -
       Other operating expenses                                                       11                (6)               -
                                                                           -------------     -------------    -------------

               Total operating expenses                                              920                (6)               -
                                                                           -------------     -------------    -------------
       Income before income taxes                                                  3,299             4,083            3,501
       Income tax benefit                                                            305                 -                -
                                                                           -------------     -------------    -------------

               Net income                                               $          3,604             4,083            3,501
                                                                           =============     =============    =============


                            Statements of Cash Flows

                                                                                         For the years ended
                                                                                              December 31,
                                                                           ------------------------------------------------
       ($ in thousands)                                                         2000             1999              1998
                                                                           -------------     -------------    -------------

       Cash flows from operating activities:
          Net income                                                    $          3,604             4,083            3,501
          Undistributed equity in net income
               of subsidiary                                                      (4,203)           (3,811)          (2,949)
          Increase in other assets                                                  (366)               (9)               -
          Increase in other liabilities                                              370                 -                -
                                                                           -------------     -------------    -------------
                    Net cash (used in) provided by
                    operating activities                                            (595)              263              552
                                                                           -------------     -------------    -------------

       Cash flows from investing activities:
          Investments in subsidiaries                                   $        (10,996)                -                -
                                                                           -------------     -------------    -------------
                  Net cash used by
                    investing activities                                         (10,996)                -                -
                                                                           -------------     -------------    -------------

       Cash flows from financing activities:
          Proceeds from issuance of junior
             subordinated deferrable interest
             debentures                                                           10,825                 -                -
          Cash dividends paid                                                       (837)             (667)        (554)
          Proceeds from issuance of common stock                                     586               388                -
          Proceeds from exercise of stock options                                  1,110               201               45
                                                                           -------------     -------------    -------------

                  Net cash used in provided by
                    financing activities                                          11,684               (78)            (509)
                                                                           -------------     -------------    -------------

       Net increase in cash and cash equivalents                                      93               185               43

                  Cash and cash equivalents,
                    beginning of period                                              334               149          106
                                                                           -------------     -------------    --------- -
                  Cash and cash equivalents,
                    end of period                                       $            427               334              149
                                                                           =============     =============     =============


Cash and cash equivalents include cash and due from subsidiary.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

(a) Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 1, 2001, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.




Directors of the Company
------------------------

George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President of the Company; President, Chief Operating Officer and
Chief Lending Officer of the Bank

Walter L. Armstrong
Retired; former Executive Vice President of the Bank

Kenneth S. Ansin
Business Development Officer of the Bank


Gerald G. Bousquet, M.D.
Physician; director and partner in several health care entities

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

Lucy A. Flynn
Executive Vice President, Marketing, of ADS Financial Service Solutions


Eric W. Hanson
Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington
Energy Consultant for Tennessee Gas Pipeline Company


Arnold S. Lerner
Vice Chairman and Clerk of the Company and the Bank
Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimack Travel and Action Six Travel Network

Additional Executive Officers of the Company
--------------------------------------------

Name                                 Position
----                                 --------

John P. Clancy, Jr.   Treasurer of the Company; Executive Vice President, Chief
                      Financial Officer, Treasurer and Chief Investment Officer of the Bank - Robert R. Gilman Executive Vice President,
                      Administration, and Commercial Lender of the Bank

Stephen J. Irish      Executive Vice President, Chief Information Officer and
                      Chief Operations Officer of the Bank

Items 11, 12 and 13.

The information required in Items 11, 12 and 13 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 1, 2001, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

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

10.40          Additional   Split  Dollar   Agreement   for  George  L.  Duncan,
               incorporated by reference to the exhibit to the company's Form 10-K for the year ended December 31, 1999.

21.0           Subsidiaries of the Registrant.

23.0           Consent of KPMG LLP.

27.0           Financial Data Schedule (electronic copy only).



(b)       Reports on Form 8-K

               The company has not filed any report on Form 8-K during the quarter ended December 31, 2000.

                            ENTERPRISE BANCORP, INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ENTERPRISE BANCORP, INC.



Date:  March 20, 2001           By: /s/ John P. Clancy, Jr.
                                    -----------------------
                                    John P. Clancy, Jr.
                                    Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ George L. Duncan              Chairman, Chief Executive     March 20, 2001
--------------------------------      Officer and Director
      George L. Duncan

 /s/  Richard W. Main               President, Chief Operating    March 20, 2001
--------------------------------       Officer and Director
      Richard W. Main

 /s/  John P. Clancy, Jr.           Treasurer                     March 20, 2001
--------------------------------    (Principal Financial Officer)
      John P. Clancy Jr.

  /s/ Todd A. Klibansky             (Principal Accounting         March 20, 2001
--------------------------------       Officer)
      Todd A. Klibansky

                                    Director                      March 20, 2001
--------------------------------
      Kenneth S. Ansin

                                    Director                      March 20, 2001
--------------------------------
     Walter L. Armstrong

 /s/ Gerald G. Bousquet, M.D.       Director                      March 20, 2001
--------------------------------
     Gerald G. Bousquet, M.D.

                                    Director                      March 20, 2001
--------------------------------
     Kathleen M. Bradley

                                    Director                      March 20, 2001
--------------------------------
      John R. Clementi

 /s/ James F. Conway, III           Director                      March 20, 2001
--------------------------------
    James F. Conway, III

                                    Director                      March 20, 2001
--------------------------------
    Carole A. Cowan

/s/ Nancy L. Donahue                Director                      March 20, 2001
--------------------------------
    Nancy L. Donahue

                                    Director                      March 20, 2001
--------------------------------
    Lucy A. Flynn

/s/ Eric W. Hanson                  Director                      March 20, 2001
--------------------------------
    Eric W. Hanson

/s/ John P. Harrington              Director                      March 20, 2001
--------------------------------
    John P. Harrington

/s/ Arnold S. Lerner                Director, Vice Chairman       March 20, 2001
--------------------------------       and Clerk
    Arnold S. Lerner

/s/ Charles P. Sarantos             Director                      March 20, 2001
--------------------------------
    Charles P. Sarantos

/s/ Michael A. Spinelli             Director                      March 20, 2001
--------------------------------
    Michael A. Spinelli