Form 10-Q
period 2001-03-31
ENTERPRISE BANCORP INC /MA/
filed 2001-05-11
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

April 30, 2001 Common Stock - Par Value $0.01, 3,411,167 shares outstanding

                   ENTERPRISE BANCORP, INC.
                            INDEX
                                                                Page Number

    Cover Page                                                      1

    Index                                                           2

                        PART I FINANCIAL INFORMATION

Item 1     Financial Statements

  Consolidated Balance Sheets - March 31, 2000
     and December 31, 2000                                          3

  Consolidated Statements of Income -
  Three months ended March 31, 2001 and 2000                        4

  Consolidated Statements of Changes in Stockholders'
  Equity-Three months ended March 31, 2001                          5

  Consolidated Statements of Cash Flows -
  Three months ended March 31, 2001 and 2000                        6

  Notes to Financial Statements                                     8

Item 2     Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                             17


                        PART II OTHER INFORMATION
Item 1     Legal Proceedings                                       18

Item 2     Changes in Securities and Use of Proceeds               18

Item 3     Defaults upon Senior Securities                         18

Item 4     Submission of Matters to a Vote of Security Holders     18

Item 5     Other Information                                       18

Item 6     Exhibits and Reports on Form 8-K                        18

           Signature Page                                          19

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may adversely affect the company's future results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company's reserve for loan losses; (iv) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company's business and operations and unanticipated increases in the company's regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (xi) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board.


                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                                            March 31,          December 31,
                                                                              2001                 2000
($ in thousands)                                                           (Unaudited)
                                                                         -------------      ------------
Assets

Cash and cash equivalents
Cash and due from banks                                               $         26,698            26,080
     Daily federal funds sold                                                   30,000            28,025
                                                                         -------------      ------------
               Total cash and cash equivalents                                  56,698            54,105

Investment securities at fair value                                            196,661           185,184
Loans, less allowance for loan losses of $6,459 at March 31,
      2001 and $6,220 at December 31 2000, respectively                        317,962           305,598
Premises and equipment                                                          10,960            10,903
Accrued interest receivable                                                      3,736             4,078
Deferred income taxes, net                                                       1,700             2,209
Prepaid expenses and other assets                                                3,069             2,735
Income taxes receivable                                                             28               415
Intangible assets, net of amortization                                           7,389             7,587
                                                                         -------------     -------------

               Total assets                                           $        598,203           572,814
                                                                         =============     =============

Liabilities, Trust Preferred Securities and Stockholders' Equity

Deposits                                                              $        472,948           461,975
Short-term borrowings                                                           70,610            58,271
Escrow deposits of borrowers                                                     1,238             1,106
Accrued expenses and other liabilities                                           3,352             3,418
Accrued interest payable                                                         1,019             1,389
                                                                         -------------     -------------

               Total liabilities                                               549,167           526,159
                                                                         -------------     -------------

Trust preferred securities                                            $         10,500            10,500

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued                                                 -                 -
Common stock $.01 par value; 10,000,000 shares authorized;
             3,409,542 and 3,408,667 shares issued and
             outstanding at March 31, 2001 and December 31, 2000,
             respectively                                                           34                34
Additional paid-in capital                                                      17,849            17,843
Retained earnings                                                               17,974            16,793
Accumulated other comprehensive income                                           2,679             1,485
                                                                         -------------    --------------
               Total stockholders' equity                                       38,536            36,155
                                                                         -------------    --------------
               Total liabilities, trust preferred
                securities and stockholders' equity                   $        598,203           572,814
                                                                         =============    ==============

                         ENTERPRISE BANCORP, INC.

                     Consolidated Statements of Income

                 Three months ended March 31, 2001 and 2000

                                                                           March 31,         March 31,
($ in thousands, except per share data)                                      2001              2000
                                                                         (Unaudited)        (Unaudited)
                                                                      ----------------    --------------
Interest and dividend income:
     Loans                                                            $          7,076             5,895
     Investment securities                                                       3,023             2,460
     Federal funds sold                                                            219                 -
                                                                         --------------   --------------
               Total interest income                                            10,318             8,355
                                                                         -------------    --------------
Interest expense:
     Deposits                                                                    3,290             2,680
     Short-term borrowings                                                         777               955
                                                                         -------------    --------------
               Total interest expense                                            4,067             3,635
                                                                         -------------    --------------

               Net interest income                                               6,251             4,720

Provision for loan losses                                                          210               126
                                                                         -------------    --------------
           Net interest income after provision for loan losses                   6,041             4,594
                                                                         -------------    --------------

Non-interest income:
     Investment management and trust service fees                                  506               333
     Deposit service fees                                                          346               214
     Net gains on sales of investment securities                                   390                 -
     Gains on sales of loans                                                        62                10
     Other income                                                                  202               111
                                                                         -------------    --------------
               Total non-interest income                                         1,506               668
                                                                         -------------    --------------

Non-interest expense:
     Salaries and employee benefits                                              3,261             2,345
     Occupancy expenses                                                            955               721
     Advertising and public relations                                              140                84
     Audit, legal and other professional fees                                      152               125
     Trust professional and custodial expenses                                     182                99
     Office and data processing supplies                                           139               102
     Trust preferred expense                                                       290                29
     Amortization of intangible assets                                             198                 -
     Other operating expenses                                                      609               451
                                                                         -------------    --------------
               Total non-interest expense                                        5,926             3,956
                                                                         -------------    --------------

Income before income taxes                                                       1,621             1,306
Income tax expense                                                                 440               337
                                                                         -------------    --------------
               Net income                                             $          1,181               969
                                                                         =============    ==============
Basic earnings per average common share outstanding                   $           0.35              0.30
                                                                         =============    ==============
Diluted earnings per average common share outstanding                 $           0.34              0.29
                                                                         =============    ==============
Basic weighted average common shares outstanding                             3,409,093         3,230,538
                                                                         =============    ==============
Diluted weighted average common shares outstanding                           3,489,837         3,324,767
                                                                         =============    ==============


                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                        Three months ended March 31, 2001


                                 Common Stock            Additional                   Comprehensive Income        Total
                           --------------------------     Paid-in      Retained     -----------------------     Stockholders'
($ in thousands)            Shares            Amount      Capital      Earnings      Period    Accumulated        Equity
                           ----------      ----------   -----------   -----------   --------   ------------     -----------


Balance at December         3,408,667         $ 34        $ 17,843     $ 16,793                 $ 1,485           $36,155
31, 2000
Comprehensive income
 Net income                                                               1,181      $ 1,181                        1,181
 Unrealized appreciation
   on securities, net of
   reclassification                                                                    1,194      1,194             1,194
                                                                                     -------
Total comprehensive income,                                                          $ 2,375
 net of tax                                                                          =======

Stock options exercised           875            -               6                                                      6
                            ---------       ------        --------     ---------               --------           -------
Balance at March 31,        3,409,542         $ 34        $ 17,849     $ 17,974                $  2,679           $38,536
 2001                       =========       ======        ========     =========               ========           =======

Disclosure of reclassification amount:
Gross unrealized holding appreciation                                                $ 2,198
arising during the period Tax expense                                                   (747)
                                                                                     -------
Unrealized holding appreciation, net                                                   1,451
of tax                                                                               -------
Less: reclassification adjustment for
net gains included in net income (net                                                    257
of $133 tax)                                                                         -------
Net unrealized appreciation on                                                       $ 1,194
securities                                                                           =======




                                   ENTERPRISE BANCORP, INC.

                            Consolidated Statements of Cash Flows

                          Three months ended March 31, 2001 and 2000

                                                                    March 31,          March 31,
                                                                      2001               2000
($ in thousands)                                                  (Unaudited)         (Unaudited)
                                                                ---------------   ---------------

Cash flows from operating activities:
     Net income                                                $        1,181               969
     Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses                                      210               126
           Depreciation and amortization                                  530               393
           Amortization of intangible assets                              198                 -
           Net gains on sales of investment securities                   (390)                -
           Gains on sales of loans                                        (62)              (10)
           (Increase) decrease in:
               Loans held for sale                                        311               752
               Accrued interest receivable                                342                80
               Prepaid expenses and other assets                         (334)           (1,007)
               Deferred income taxes                                     (105)              (63)
               Income taxes receivable                                    387                15
           Increase (decrease) in:
               Accrued expenses and other liabilities                     (66)             (939)
               Accrued interest payable                                  (370)              148
                                                                -------------    --------------
                  Net cash provided by operating activities             1,832               464
                                                                -------------    --------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                        4,091             1,488
     Proceeds from sales of investment securities                      10,037                 -
     Purchase of investment securities                                (23,437)          (15,347)
     Net increase in loans                                            (12,823)           (4,410)
     Additions to premises and equipment, net                            (557)             (548)
                                                                -------------    --------------
                  Net cash used in investing activities               (22,689)          (18,817)
                                                                -------------    --------------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits               11,105            33,131
     Net increase (decrease) in short-term borrowings                  12,339           (25,892)
     Proceeds from issuance of trust preferred securities                   -            10,500
     Stock options exercised                                                6               383
                                                                -------------    --------------
                  Net cash provided by financing activities            23,450            18,122
                                                                -------------    --------------

Net increase (decrease) in cash and cash equivalents                    2,593              (231)

Cash and cash equivalents at beginning of period                       54,105            17,089
                                                                -------------    --------------

Cash and cash equivalents at end of period                     $       56,698            16,858
                                                                =============    ==============



                                   ENTERPRISE BANCORP, INC.

                            Consolidated Statements of Cash Flows
                                         (Continued)

                          Three months ended March 31, 2001 and 2000


Supplemental financial data:
     Cash paid for:
        Interest expense                                     $          4,722             3,487
        Income taxes                                                      200               438

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

(2)      Basis of Presentation

The accompanying unaudited financial statements should be read in conjunction with the company's December 31, 2000, audited financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year to date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 80,744 and 94,229 for the quarters ended March 31, 2001 and March 31, 2000, respectively.

(4)      Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $493,000 of the dividends paid by the company in 2000 into 47,800 shares of the company's common stock.

(5)      Fleet Branch Acquisition

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

(7)      Reclassification

Certain fiscal 2000 information has been reclassified to conform to the 2001 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                   Minimum Capital              Minimum Capital
                                                                     for Capital                     to be
                                          Actual                 Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------

As of March 31, 2001:

Total Capital
   (to risk weighted assets)     $       43,618     11.93%   $      23,837      8.00%    $     29,797      10.00%

Tier 1 Capital
   (to risk weighted assets)             39,023     10.67%          11,919      4.00%          17,878       6.00%

Tier 1 Capital*
   (to average assets)                   39,023      6.96%          17,902      4.00%          22,378       5.00%

          * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least
          5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

On April 17, 2001, the board of directors declared a dividend in the amount of $0.2875 per share to be paid on or about June 28, 2001 to shareholders of record as of the close of business on June 8, 2001. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $25.4 million, or 4.4 %, since December 31, 2000. The increase is primarily attributable to increases in investment securities of $11.5 million and gross loans of $12.6 million. The increase in assets was funded primarily by growth in deposits and short-term borrowings of $11.1 and $12.3 million, respectively.

Investments

At March 31, 2001 all of the bank's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at March 31, 2001 was $4.1 million compared to $2.3 million at December 31, 2000. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized appreciation will only be realized if the securities are sold. The unrealized appreciation on the investment portfolio will decrease as interest rates rise or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $324.4 million, or 54.2% of total assets, at March 31, 2001, compared to $311.8 million, or 54.4% of total assets, at December 31, 2000. The increase in loans of $12.6 million for the quarter ended March 31, 2001 was primarily attributed to originations for commercial and commercial real estate loans and drawdowns on commercial lines of credit.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $11.1 million, or 2.4%, during the first three months of 2001, from $463.1 million at December 31, 2000, to $474.2 million at March 31, 2001. The increase of $11.1 million consists of growth of $25.9 million in savings, checking and money market deposits primarily attributable to sales efforts and increased market penetration, offset by a $14.8 million decrease in certificates of deposit primarily attributable to interest rate decreases during the first quarter of 2001.

Short-term  borrowings,  consisting  of  securities  sold  under  agreements  to repurchase and Federal Home Loan Bank ("FHLB") borrowings, increased $12.3 million, or 21.2%, from $58.3 million at December 31, 2000 to $70.6 million at March 31, 2001. The increase was primarily attributable to growth of $12.4 million in commercial sweep balances, which along with term repurchase agreements are classified as securities sold under agreements to repurchase. The bank had $470,000 in borrowings outstanding from the FHLB at March 31, 2001.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                      Three months ended March 31,
($ in thousands)                                                      2001                     2000
                                                                 -------------            --------------

Balance at beginning of year                                  $          6,220                     5,446
Loans charged-off
     Commercial                                                              -                        24
     Commercial real estate                                                  -                         -
     Construction                                                            -                         -
     Residential real estate                                                 -                         -
     Home equity                                                             -                         -
     Other                                                                  20                         2
                                                                 -------------            --------------
                                                                            20                        26

Recoveries on loans charged off
     Commercial                                                             25                        21
     Commercial real estate                                                  -                        11
     Construction                                                            -                         -
     Residential real estate                                                20                         -
     Home equity                                                             -                         -
     Other                                                                   4                         -
                                                                 -------------            --------------
                                                                            49                        32

Net loan recoveries                                                         29                         6
Provision charged to operations                                            210                       126
                                                                 -------------            --------------
Balance at March 31                                           $          6,459                     5,578
                                                                 =============            ==============

Annualized net recoveries: Average loans outstanding                     0.04%                     0.01%
                                                                 =============            ==============
Allowance for loan losses: Gross loans                                   1.98%                    2.10%
                                                                 =============            ==============
Allowance for loan losses: Non-performing loans                        614.56%                  242.21%
                                                                 =============            ==============


The following table sets forth non-performing assets at the dates indicated:

($ in thousands)                                          March 31,     December 31,    March 31,
                                                            2001            2000           2000
                                                       -------------    -------------   -------------
Non-accrual loans                                      $       1,051            1,054           2,294
Accruing loans > 90 days past due                                  -               26               9
                                                       -------------    -------------   -------------
Total non-performing loans                                     1,051            1,080           2,303
Other real estate owned                                            -                -               -
                                                       -------------    -------------   -------------
     Total non-performing assets                    $          1,051            1,080           2,303
                                                       =============    =============   =============

Non-performing loans: Gross loans                              0.32%            0.34%           0.87%
                                                       =============    =============   =============
Non-performing assets: Total assets                            0.18%            0.19%           0.50%
                                                       =============    =============   =============
Delinquent loans 30-89 days past due: Gross loans              0.18%            0.14%           0.41%
                                                       =============    =============   =============

Total non-performing assets decreased $1.3 million from March 31, 2000 to March 31, 2001, and the ratio of non-performing loans to gross loans decreased from 0.50% to 0.18% over the same period. The decreases are primarily attributable to non-performing loans paid off and a strong economy during 2000. The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

                              Results of Operations
     Three Months Ended March 31, 2001 vs. Three Months Ended March 31, 2000

The company reported net income of $1,181,000 for the three months ended March 31, 2001, versus $969,000 for the three months ended March 31, 2000. The company had basic earnings per common share of $0.35 and $0.30 and diluted earnings per share of $0.34 and $0.29 for the three months ending March 31, 2001 and March 31, 2000, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                            Three months ended March 31,
($ in thousands)                                            2001                     2000
                                                       -------------            --------------

Average assets (1)                                    $      569,020                   451,006
Average deposits and short-term borrowings                   518,825                   416,031
Average investment securities and fed funds sold (1)         209,924                   164,628
Average loans, net of deferred loan fees                     315,273                   260,128
Net interest income                                            6,251                     4,720
Provision for loan losses                                        210                       126
Tax expense                                                      440                       337
Average loans: Average deposits and borrowings                60.77%                    62.53%
Non-interest expense: Average assets (2)                       4.22%                     3.53%
Non-interest income: Average assets (2) (3)                    0.80%                     0.60%
Average tax equivalent rate earned on interest                 8.14%                     8.11%
earning assets
Average rate paid on interest bearing deposits and
   short-term borrowings                                       3.92%                     4.20%
Net interest margin                                            5.00%                     4.67%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period
(3)Excludes net gains on sales of investment securities

Net Interest Income

The company's net interest income was $6,251,000 for the three months ended March 31, 2001, an increase of $1,531,000 or 32.4% from $4,720,000 for the three months ended March 31, 2000. Interest income increased $1,963,000, primarily resulting from increases in average loan balances of $55.1 million, or 21.2%, and average investment security and fed funds sold balances of $45.3 million, or 27.5%, from the quarter ended March 31, 2000 to the quarter ended March 31, 2001. Included in the average loan balance at March 31, 2001 are $7.0 million in loans purchased from Fleet National Bank. The increase in interest income was partially offset by an increase in interest expense of $432,000, primarily due to an increase of $508,000 in savings, personal interest checking ("PIC") and money market interest expense resulting from an average balance increase of $81.3 million and an increases in time deposit interest expense of $102,000 offset by a decrease in short-term borrowing expense of $178,000 over the same period. The average balance on time deposits decreased to $150.9 million at March 31, 2001 from $153.9 million at March 31, 2000. The average balance on short-term borrowings decreased to $62.8 million at March 31, 2001 from $67.8 million at March 31, 2000. The change consists of an increase in repurchase agreements of $32.5 million offset by a decrease in FHLB borrowings of $37.5 million. Included in the average deposit balance at March 31, 2001 are $34.7, $14.0 and $9.6 million in savings/PIC/MMDA, time, and non-interest bearing deposits, respectively, assumed from Fleet National Bank on July 21, 2000.

The average tax-equivalent yield on earning assets in the three months ended March 31, 2001, was 8.14%, up 3 basis points from 8.11% in the three months ended March 31, 2000. The average rate earned on loans decreased 1 basis point from 9.11% at March 31, 2000 to 9.10% at March 31, 2001. The average tax equivalent rate earned on investment securities increased to 6.79% at March 31, 2001 from 6.53 % at March 31, 2000 primarily due to investment securities purchased during the 2nd quarter of 2000 when market rates were at a higher point in the interest rate cycle.

The average rate paid on interest bearing deposits and short-term borrowings for the three months ended March 31, 2001, was 3.92%, a decrease of 28 basis points from 4.20% for the three months ended March 31, 2000. The resulting interest rate spread increased 31 basis points to 4.22% for the three months ended March 31, 2001, from 3.91% for the three months ended March 31, 2000. The average rate paid on savings/PIC/money markets accounts increased to 2.42% from 2.33% for the period ended March 31, 2001 versus the same period in 2000, primarily from growth in tiered rate business savings and tiered rate personal money market accounts, which were introduced in late 1999 and mid 2000, respectively. The average rate paid on certificates of deposit increased to 5.51% at March 31, 2001 compared to 5.09% March 31, 2000. The increase is primarily attributable to higher market rates on certificates of deposit originated in 2000. The average rate paid on short-term borrowings, which includes repurchase agreements and FHLB borrowings, decreased from 5.66% at March 31, 2000 to 5.02% at March 31, 2001 primarily due to pay downs of higher costing FHLB borrowings, which were accomplished in part through the use of the net proceeds received by the bank in connection with the Fleet Branch acquisition.

Net interest margin increased to 5.00% at March 31, 2001 from 4.67% at March 31, 2000, primarily due to the 28 basis point decrease in the rate paid on interest bearing deposits and short-term borrowings and the 3 basis point increase in yield on interest earning assets.



The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2001, and March 31, 2000, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).


                                                  AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                          Three Months Ended March 31, 2001             Three Months Ended March 31, 2000
                                        -------------------------------------       -------------------------------------------
                                          Average                    Interest         Average                         Interest
($ in thousands)                          Balance     Interest       Rates (3)        Balance        Interest         Rates (3)
                                        ----------  ------------     ---------      ------------   --------------     ---------
Assets:
    Loans  (1)  (2)                     $  315,273  $    7,076         9.10%         $  260,128      $    5,895          9.11%
    Investment securities (3)  (5)         194,120       3,023         6.79             164,628           2,460          6.53
    Federal funds sold                      15,804         219         5.61                   -               -             -
                                        ----------  ----------                       ----------      ----------
    Total interest earnings assets         525,197      10,318         8.14%            424,756           8,355          8.11%
                                                    ----------                                       ----------
    Other assets (4) (5)                    43,823                                       26,250
                                        ----------                                   ----------
      Total assets  (5)                 $  569,020                                   $  451,006
                                        ==========                                   ==========

Liabilities and stockholders' equity:
    Savings/PIC/MMDA                    $  207,408       1,238         2.42%         $  126,074            730            2.33%
    Time deposits                          150,947       2,052         5.51             153,941          1,950            5.09
    Short-term borrowings                   62,813         777         5.02              67,838            955            5.66
    Interest bearing deposits and          421,168       4,067         3.92%            347,853          3,635            4.20%
     Borrowings                         ----------  ----------                       ----------

    Non-interest bearing deposits           97,657                                      68,178
    Other liabilities                        3,670                                       3,039
                                        ----------                                  ----------
      Total liabilities                    522,495                                     419,070

Trust preferred securities                  10,500                                       1,038

Stockholders' equity  (5)                   36,025                                      30,898
                                        ----------                                  ----------

  Total liabilities, trust preferred
  securities and stockholders' equity   $  569,020                                  $  451,006
   (5)                                  ==========                                  ==========

Net interest rate spread                                               4.22%                                             3.91%

Net interest income                     $    6,251                                                $    4,720
                                        ==========                                                ==========

Net interest margin                                                    5.00%                                             4.67%


                                                          Changes due to
($ in thousands)                    -----------------------------------------------------------------
                                                                        Interest             Rate/
Assets:                             Total              Volume             Rate               Volume
                                    ----------     ------------        -----------        -----------
    Loans  (1)  (2)                 $   1,181      $    1,239         $       (8)         $     (50)
    Investment securities (3)  (5)        563             475                105                (17)
    Federal funds sold                    219             219                  -                  -
                                    ----------     ------------        -----------        -----------
    Total interest earnings assets      1,963           1,933                 97                (67)
                                    ----------     ------------        -----------        -----------
    Other assets (4) (5)


      Total assets  (5)

Liabilities and stockholders' equity:
    Savings/PIC/MMDA                      508             467                 29                 12
    Time deposits                         102             (38)               159                (19)
    Short-term borrowings                (178)            (70)              (108)                 -
                                     ---------      -----------        -----------        -----------
Interest bearing deposits and
     Borrowings                     $     432             359                 80                 (7)
                                     ---------      -----------        -----------        -----------
    Non-interest bearing deposits
    Other liabilities
      Total liabilities

Trust preferred securities

Stockholders' equity  (5)


  Total liabilities, trust preferred
  securities and stockholders' equity
   (5)

Net interest rate spread

Net interest income                     1,531      $    1,574         $       17         $      (60)
                                      =========     ============       ============       ============

Net interest margin


(1)  Average loans include non-accrual loans.
(2)  Average loans are net of average deferred loan fees.
(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis.
(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.
(5)  Excludes the effect of SFAS No. 115

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

Provision for Loan Losses

The provision for loan losses amounted to $210,000 and $126,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the bank's operating results.

Non-Interest Income

Non-interest income increased by $838,000 to $1,506,000 for the three months ended March 31, 2001, compared to $668,000 for the three months ended March 31, 2000. This increase was primarily caused by increases in net gains on security sales of $390,000, investment management and trust service fees of $173,000, deposit service fees of $132,000, gains on loan sales of $52,000 and other income of $91,000.

Net gains on sales of investment securities amounted to $390,000 and $0 for the three months ended March 31, 2001 and March 31, 2000, respectively. The gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Investment management and trust service fees increased by $173,000, or 52.0%, for the three months ended March 31, 2001 compared to the same period in 2000 due to an increase in trust assets and the establishment of an investment services unit. Trust assets increased from $238.8 million at March 31, 2000 to $276.2 million at March 31, 2001.

Deposit service fees increased by $132,000, or 61.7%, for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due primarily to an increase in savings, checking and money market balances of $124.0 million, or 60% from March 31, 2000 to March 31, 2001. The deposit balance increase resulted in higher checking and overdraft fees. Included in the aforementioned deposit growth are $44.3 million in savings, PIC, and money market balances assumed from Fleet National Bank on July 21, 2000.

Gains on loan sales increased by $52,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, due primarily to decreases in interest rates beginning in December of 2000 that have resulted in increased refinance and sales volume.

Other income for the three months ended March 31, 2001, was $202,000 compared to $111,000 for the three months ended March 31, 2000, due primarily to increases in debit card fees, ATM surcharges, check printing fees, safe deposit fees and wire transfer fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3,261,000 for the three months ended March 31, 2001, compared with $2,345,000 for the three months ended March 31, 2000, an increase of $916,000 or 39.1%. This increase was primarily due to the acquisition of the Fleet branches, new hires due to bank growth, strategic initiatives implemented by the bank, and annual pay raises.

Occupancy expense was $955,000 for the three months ended March 31, 2001, compared with $721,000 for the three months ended March 31, 2000, an increase of $234,000 or 32.5%. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments and loan officers and ongoing enhancements to the bank's computer systems.

Advertising and public relations expenses increased by $56,000 for the three months ended March 31, 2001 compared to the same period in 2000 primarily due to the timing of expenses associated with the advertising programs and bank growth.

Audit, legal and other professional expenses increased by $27,000 for the three months ended March 31, 2001 compared to the same period in 2000 primarily resulting from increased compliance and audit related expenses associated with the bank's growth.

Trust professional and custodial expenses increased by $83,000 for the three months ended March 31, 2001 as compared to the same period in 2000. The increase was primarily due to asset growth and an increase in professional management fees as a percentage of assets.

Office and data processing supplies expense increased by $37,000 for the three months ended March 31, 2001 compared to the same period in 2000. The increase was primarily due to the timing of purchases and growth.

Trust  preferred  expense was  $290,000  and $29,000 for the three  months ended
March 31, 2001 and March 31, 2000, respectively. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $198,000 and $0 for the three months ended March 31, 2001 and March 31, 2000, respectively. The expense consists of intangible assets acquired in connection with the Fleet branch acquisition, which are being amortized over ten years.

Other operating expense was $609,000 and $451,000 for the three months ended March 31, 2001 and March 31, 2000, respectively. The increase of $158,000 is primarily due to the bank's growth and consists of increased expenses for ATM's, courier services, general insurance, telephone, postage, internet banking and EDP system security.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended March 31, 2001 and March 31, 2000 were $440,000 and 27.1% and $337,000 and 25.8%, respectively. The increase in effective tax rate resulted primarily from higher pre-tax income which decreases the impact of tax exempt municipal income.


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity and capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed regularly by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

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

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


                                      ENTERPRISE BANCORP, INC.

DATE:  May  11, 2001                  /s/ John P. Clancy, Jr.
                                      ------------------------
                                      John P. Clancy, Jr.
                                      Treasurer