Form 10-Q
period 2001-06-30
ENTERPRISE BANCORP INC /MA/
filed 2001-08-15
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X.... No......

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
   July 31, 2001 Common Stock - Par Value $0.01, 3,451,637 shares outstanding

                            ENTERPRISE BANCORP, INC.
                                      INDEX
                                                                     Page Number

           Cover Page                                                          1

           Index                                                               2

                          PART I FINANCIAL INFORMATION
Item 1 Financial Statements

       Consolidated Balance Sheets - June 30, 2001 and December 31, 2000       3

       Consolidated Statements of Income -
       Three and six months ended June 30, 2001 and 2000                       4

       Consolidated Statements of Changes in Stockholders' Equity -            5
       Six months ended June 30, 2001

       Consolidated Statements of Cash Flows -
       Six months ended June 30, 2001 and 2000                                 6

       Notes to Financial Statements                                           8

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                    10

Item 3 Quantitative and Qualitative Disclosures About Market Risk             22

                            PART II OTHER INFORMATION
Item 1     Legal Proceedings                                                  23

Item 2     Changes in Securities and Use of Proceeds                          23

Item 3     Defaults upon Senior Securities                                    23

Item 4     Submission of Matters to a Vote of Security Holders                23

Item 5     Other Information                                                  23


Item 6     Exhibits and Reports on Form 8-K                                   23

           Signature Page                                                     24

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

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets


                                                                                                      June 30,          December 31,
                                                                                                        2001               2000
($ in thousands) ......................................................................              (Unaudited)
                                                                                                    -------------         ------
Assets
------

Cash and cash equivalents
Cash and due from banks ...............................................................             $   31,090                26,080
     Daily federal funds sold ..........................................................                28,200                28,025
                                                                                                      --------              --------
               Total cash and cash equivalents .........................................                59,290                54,105

Investment securities at fair value ....................................................               203,316               185,184
Loans, less allowance for loan losses of $6,837 at June 30,
      2001 and $6,220 at December 31, 2000, respectively ...............................               333,128               305,598
Premises and equipment .................................................................                11,507                10,903
Prepaid expenses and other assets ......................................................                 4,204                 2,735
Accrued interest receivable ............................................................                 3,849                 4,078
Deferred income taxes, net .............................................................                 1,732                 2,209
Income taxes receivable ................................................................                   338                   415
Intangible assets, net of amortization .................................................                 7,192                 7,587
                                                                                                      --------              --------

               Total assets ............................................................              $624,556               572,814

                                                                                                      ========              ========

Liabilities, Trust Preferred Securities and Stockholders' Equity
----------------------------------------------------------------

Deposits ...................................................................................            $493,155             461,975
Short-term borrowings ......................................................................              76,220              58,271
Escrow deposits of borrowers ...............................................................               1,199               1,106
Accrued expenses and other liabilities .....................................................               2,874               3,776
Accrued interest payable ...................................................................                 825               1,031
                                                                                                        --------            --------

               Total liabilities ...........................................................             574,273             526,159
                                                                                                        --------            --------

Trust preferred securities .................................................................              10,500              10,500

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued .......................................................                --                  --
Common stock $.01 par value; 10,000,000 shares authorized;
               3,451,575 and 3,408,667 shares issued and outstanding
        at June 30, 2001 and December 31, 2000, respectively ...............................                  35                  34
Additional paid-in capital .................................................................              18,519              17,843
Retained earnings ..........................................................................              18,195              16,793
Accumulated other comprehensive income .....................................................               3,034               1,485
                                                                                                        --------            --------

                  Total stockholders' equity ...............................................              39,783              36,155
                                                                                                        --------            --------

                  Total liabilities, trust preferred
                    securities and stockholders' equity ....................................            $624,556             572,814
                                                                                                        ========            ========

                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

                Three and six months ended June 30, 2001 and 2000


                                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                                            ---------------------------                    -------------------------
($ in thousands) ...........................................    2001          2000                             2001         2000
                                                             (Unaudited)   (Unaudited)                     (Unaudited)   (Unaudited)
                                                             -----------   -----------                     -----------   -----------
Interest and dividend income:
     Loans .................................................   $    7,085        6,372                           14,161       12,267
Investment securities ......................................        2,967        2,893                            5,990        5,352
Federal funds sold .........................................          312            2                              531            3
                                                               ----------   ----------                       ----------   ----------
               Total interest income .......................       10,364        9,267                           20,682       17,622
                                                               ----------   ----------                       ----------   ----------

Interest expense:
     Deposits ..............................................        2,977        2,829                            6,267        5,509
Short term borrowings ......................................          675        1,257                            1,452        2,212
                                                               ----------   ----------                       ----------   ----------
               Total interest expense ......................        3,652        4,086                            7,719        7,721
                                                               ----------   ----------                       ----------   ----------

               Net interest income .........................        6,712        5,181                           12,963        9,901

Provision for loan losses ..................................          420          159                              630          285
                                                               ----------   ----------                       ----------   ----------
               Net interest income after provision for
                 loan losses ...............................        6,292        5,022                           12,333        9,616
                                                               ----------   ----------                       ----------   ----------

Non-interest income:
     Investment management and trust service fees ..........          459          392                              965          725
Deposit service fees .......................................          376          210                              722          424
     Net gain (loss) on sale of investment securities ......           21          (2)                             411           (2)
     Gain on sale of loans .................................           89           10                              151           19
     Other income ..........................................          210          131                              412          243
                                                               ----------   ----------                       ----------   ----------
               Total non-interest income ...................        1,155          741                            2,661        1,409
                                                               ----------   ----------                       ----------   ----------

Non-interest expense:
     Salaries and employee benefits ........................        3,208        2,478                            6,469        4,823
     Occupancy expenses ....................................          982          795                            1,937        1,516
     Trust professional and custodial expenses .............          178          130                              360          229
     Audit, legal and other professional fees ..............          154          206                              306          331
     Office and data processing supplies ...................          117          122                              256          233
     Advertising and public relations ......................           95          138                              235          222
Trust preferred expense ....................................          289          289                              579          318
     Amortization of intangible assets .....................          197           --                              395           --
     Other operating expenses ..............................          570          453                            1,179          895
                                                               ----------   ----------                       ----------   ----------
               Total non-interest expense ..................        5,790        4,611                           11,716        8,567
                                                               ----------   ----------                       ----------   ----------

Income before income taxes ...................................        1,657        1,152                          3,278        2,458
Income tax expense ...........................................          455          273                            895          610
                                                                 ----------   ----------                     ----------   ----------

               Net income ....................................   $    1,202          879                          2,383        1,848
                                                                 ==========   ==========                     ==========   ==========

Basic earnings per average common share outstanding ..........   $     0.35         0.27                           0.70         0.57
                                                                 ==========   ==========                     ==========   ==========

Diluted earnings per average common share outstanding ........   $     0.34         0.27                           0.68         0.56
                                                                 ==========   ==========                     ==========   ==========

Basic weighted average common shares outstanding .............    3,412,500    3,263,873                      3,410,805    3,247,220
                                                                 ==========   ==========                     ==========   ==========

Diluted weighted average common shares outstanding ...........    3,505,228    3,299,405                      3,497,541    3,312,101
                                                                 ==========   ==========                     ==========   ==========

                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                         Six months ended June 30, 2001



                                                                Additional                                                 Total
                                         Common Stock            Paid-in      Retained     Comprehensive    Income     Stockholders'
                                  -----------   -------------                              -------------------------
($ in thousands) ................   Shares         Amount        Capital      Earnings       Period      Accumulated      Equity
                                 -----------    -----------    -----------   -----------   ----------    -----------   -------------


Balance at December 31, 2000 ....  3,408,667    $        34    $    17,843   $    16,793                $     1,485      $    36,155

Comprehensive income
    Net income .............................................................       2,383  $     2,383                          2,383
    Unrealized appreciation on securities, net of reclassification ...........                  1,549         1,549            1,549
                                                                                        -------------
Total comprehensive income, net of tax .......................................            $     3,932
                                                                                        =============
    Common stock dividend * ..................................................     (981)                                       (981)
    Common stock issued,
    dividend reinvestment plan *      39,708              1            649                                                       650
    Stock options exercised .......    3,200              -             27                                                        27

Balance at June 30, 2001 ........   3,451,575   $        35    $    18,519   $    18,195                $     3,034      $    39,783
                                  ===========   ===========    ===========   ===========                 ===========   =============


Disclosure of reclassification amount:
Gross unrealized holding appreciation arising during the period ..............           $     2,758
Tax expense ..................................................................                 (938)
                                                                                       -------------
Unrealized holding appreciation, net of tax ..................................                 1,820
                                                                                       -------------
Less: reclassification adjustment for net gains included
    in net income (net of $140 tax) ..........................................                   271
                                                                                         -----------
Net unrealized appreciation on securities ....................................           $     1,549
                                                                                       =============

o Dividends declared were $0.2875 per share, totaling $981,000. The dividend was split between cash of $331,000, which was paid on June 28, 2001, and 39,708 shares valued at $650,000, which were issued on June 28, 2001 pursuant to the company's dividend reinvestment plan.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2001 and 2000

                                                                                                              June 30,     June 30,
                                                                                                               2001         2000


($ in thousands) ..........................................................................                 (Unaudited)  (Unaudited)
                                                                                                            -----------  -----------

Cash flows from operating activities:
     Net income ...........................................................................            $         2,383         1,848
        Adjustments to reconcile net income to net
        cash provided by operating activities:
           Provision for loan losses .......................................... ...........                        630           285
           Depreciation and amortization ..................................................                      1,076           802
           Amortization of intangible assets ..............................................                        395             -
           Net (gain) loss on sale of investment securities ...............................                      (411)             2
           Gain on sale of loans ..........................................................                      (151)          (19)
           (Increase) decrease in:
               Loans held for sale ........................................................                        568           145
               Accrued interest receivable ................................................                        229         (620)
               Prepaid expenses and other assets ..........................................                    (1,469)       (1,321)
               Deferred income taxes ......................................................                      (323)         (164)
               Income taxes receivable ....................................................                         77         (546)
           Increase (decrease) in:
               Accrued expenses and other liabilities .....................................                      (902)           128
               Accrued interest payable ...................................................                      (206)           245
                                                                                                              --------      --------
                  Net cash provided by operating activities ...............................                      1,896           785
                                                                                                              --------      --------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities ..........................................................                     15,064         3,056
     Proceeds from sales of investment securities .........................................                      7,059         1,984
     Purchase of investment securities ....................................................                   (37,560)      (44,515)
     Net increase in loans ................................................................                   (28,577)      (23,055)
     Additions to premises and equipment, net .............................................                    (1,615)       (1,143)
                                                                                                              --------      --------
                  Net cash used in investing activities ...................................                   (45,629)      (63,673)
                                                                                                              --------      --------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits ..................................                     31,273        51,145
     Net increase in short-term borrowings ................................................                     17,949         7,808
     Common stock dividends ...............................................................                      (981)         (837)
     Proceeds from issuance of trust preferred securities .................................                          -        10,500
     Common stock issued-dividend reinvestment plan .......................................                        650             -
     Common stock issued-employee stock options ...........................................                         27         1,535
                                                                                                              --------      --------
                  Net cash provided by financing activities ...............................                     48,918        70,151
                                                                                                              --------      --------

Net increase in cash and cash equivalents .................................................                      5,185         7,263

Cash and cash equivalents at beginning of period ..........................................                     54,105        17,089
                                                                                                              --------      --------

Cash and cash equivalents at end of period ................................................                   $ 59,290        24,352
                                                                                                              ========      ========

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                     Six months ended June 30, 2001 and 2000


Supplemental financial data:

     Cash paid for:
Interest expense .......................... $7,925                         7,476
Income taxes ..............................  1,200                           948


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

(4)      Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $650,000 of the dividends paid by the company into 39,708 shares of the company's common stock in 2001.

(5)      Fleet Branch Acquisition

On July 21, 2000 the bank completed its acquisition of two Fleet National Bank branch offices (the "Fleet branches"). The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated as $6.6 million in goodwill and $1.3 million in identified intangible assets (combined "intangible assets") and is being amortized over a ten-year period.

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

(7)      Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations"' and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company will adopt the new standard on January 1, 2002, and has evaluated the potential impact of the standard on its financial position and results of operations. Adoption of SFAS No. 142 is expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010.

(8)      Reclassification

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


                                                                        Minimum Capital    Minimum Capital
                                                                         for Capital            to be
                                                     Actual            Adequacy Purposes  Well Capitalized
                                          -------------------------   ------------------  ----------------

($ in thousands) ........................      Amount         Ratio     Amount   Ratio     Amount   Ratio
                                              --------        -----    -------   -----     ------   -----

As of June 30, 2001:

Total Capital
   (to risk weighted assets) ..........$       44,968        11.64%    $30,918   8.00%    $38,648   10.00%

Tier 1 Capital
   (to risk weighted assets) .........         40,112        10.38%     15,459   4.00%     23,189    6.00%

Tier 1 Capital*
   (to average assets) ...................     40,112         6.80%     23,591   4.00%     29,489    5.00%

       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

On April 17, 2001, the board of directors declared a dividend in the amount of $0.2875 per share to be paid on June 28, 2001 to shareholders of record as of the close of business on June 8, 2001. The board of directors intends to consider the payment of future dividends on an annual basis.

Balance Sheet

Total Assets

Total assets increased $51.7 million, or 9.0%, since December 31, 2000. The increase is primarily attributable to increases in investment securities of $18.1 million and net loans of $27.5 million. The increase in assets was funded primarily by growth in deposits and short-term borrowings of $31.3 and $17.9 million, respectively.

Investments

At June 30, 2001 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at June 30, 2001 was $4.6 million compared to $2.3 million at December 31, 2000. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized appreciation will only be realized if the securities are sold. The unrealized appreciation on the investment portfolio will decrease as interest rates rise or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $340.0 million, or 54.4% of total assets, at June 30, 2001, compared to $311.8 million, or 54.4% of total assets, at December 31, 2000. The increase in loans of $28.1 million for the six months ended June 30, 2001 was primarily attributed to originations for commercial and commercial real estate loans and drawdowns on commercial lines of credit.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $31.3 million, or 6.8%, during the first six months of 2001, from $463.1 million at December 31, 2000, to $494.4 million at June 30, 2001. The increase of $31.3 million consists of growth of $46.8 million in savings, checking and money market deposits primarily attributable to sales efforts and increased market penetration, offset by a $15.5 million decrease in certificates of deposit primarily attributable to interest rate decreases during the first six months of 2001.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, increased $17.9 million, or 30.8%, from $58.3 million at December 31, 2000 to $76.2 million at June 30, 2001. The increase was attributable to growth of $15.0 million in commercial sweep balances and of $2.9 million in term repurchase agreements, which are both classified as securities sold under agreements to repurchase. The company had $470,000 in borrowings outstanding from the FHLB at June 30, 2001 and December 31, 2000, respectively.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                   Six months ended June 30,
                                                   -------------------------
($ in thousands) ..................................   2001           2000
                                                   ----------     ----------

Balance at beginning of year ......................   $ 6,220          5,446
Loans charged-off
     Commercial ...................................        29             74
     Commercial real estate .......................         -              -
     Construction .................................         -              2
     Residential real estate ......................         -              -
     Home equity ..................................         -              -
     Consumer .....................................        41              2
                                                      -------        -------
                                                           70             78
                                                      -------        -------

Recoveries on loans charged off
     Commercial ...................................        25             22
     Commercial real estate .......................         -             48
     Construction .................................         -            103
     Residential real estate ......................        20              1
     Home equity ..................................         -              1
     Consumer .....................................        12              1
                                                       ------        -------
                                                           57            176
                                                      -------        -------

Net loan (charge-offs) recoveries .................      (13)             98
Provision charged to operations ...................       630            285
                                                      -------        -------
Balance at June 30 ................................   $ 6,837          5,829
                                                      =======        =======

Annualized net (charge-offs) recoveries: Average
loans outstanding .................................    (0.01)%          0.07%
                                                      =======        =======
Allowance for loan losses: Gross loans ............     2.00 %          2.05%
                                                      =======        =======
Allowance for loan losses: Non-performing loans ...   702.65 %      1,327.79%
                                                      =======        =======


The following table sets forth non-performing assets at the dates indicated:

($ in thousands) .........................................  June 30,                  December 31,       June 30,
                                                                2001                          2000          2000
                                                            --------           -------------------      ---------
Non-accrual loans ........................................  $    970                         1,054            429
Accruing loans > 90 days past due ........................         3                            26             10
                                                            --------           -------------------      ---------
Total non-performing loans ...............................       973                         1,080            439
Other real estate owned ..................................         -                             -      ---------
                                                            --------           -------------------              -
     Total non-performing assets .........................  $    973                         1,080            439
                                                            ========           ===================      =========

Non-performing loans: Gross loans ........................      0.29%                         0.34%          0.15%
                                                            ========           ===================      =========
Non-performing assets: Total assets ......................      0.16%                         0.19%          0.09%
                                                            ========           ===================      =========
Delinquent loans 30-89 days past due: Gross loans ........      0.49%                         0.14%          0.55%
                                                            ========           ===================      =========


Non-performing loans at June 30, 2001 are consistent with December 31, 2000 and reflect no significant change in the overall credit quality of the portfolio. Non-performing loans at June 30, 2000 are considered to be unusually low. The increase in 30-89 day delinquencies consists primarily of loans less than 40 days past due and is not considered indicative of a significant change in the credit quality of the loan portfolio.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

                              Results of Operations

        Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

The company reported net income of $2,383,000 for the six months ended June 30, 2001, versus $1,848,000 for the six months ended June 30, 2000. The company had basic earnings per average common share of $0.70 and $0.57 and diluted earnings per average common share of $0.68 and $0.56 for the six months ending June 30, 2001 and June 30, 2000, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                        Six months ended June 30,
($ in thousands) .......................................................   2001          2000
                                                                         --------      --------

Average assets (1) ...................................................   $583,071       473,155
Average deposits and short-term borrowings ...........................    532,486       432,702
Average investment securities and fed funds sold (1) .................    216,991       176,654
Average loans, net of deferred loan fees .............................    321,600       268,899
Net interest income ..................................................     12,963         9,901
Provision for loan losses ............................................        630           285
Tax expense ..........................................................        895           610
Average loans: Average deposits and borrowings .......................      60.40%        62.14%
Non-interest expense: Average assets (2) .............................       4.05%         3.64%
Non-interest income: Average assets (2) (3) ..........................       0.78%         0.60%
Average tax equivalent rate on interest earning assets ...............       7.90%         8.13%
Average rate on interest bearing deposits and
   short-term borrowings .............................................       3.60%         4.28%
Net interest margin ..................................................       5.01%         4.65%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period (3) Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $12,963,000 for the six months ended June 30, 2001, an increase of $3,062,000 or 30.9% from $9,901,000 for the six months ended June 30, 2000.

Interest income increased $3,060,000 for the six months ended June 30, 2001 and was $20,682,000 compared to $17,622,000 for the same period ended June 30, 2000, resulting primarily from an increase in the interest earning asset average balance of $93.0 million or 20.9% to $538.6 million at June 30, 2001 compared to $445.6 million at June 30, 2000, offset by a decrease in the average tax equivalent yield on interest earning assets of 23 basis points to 7.90% for the six months ended June 30, 2001 compared to 8.13% for the same period ended June 30, 2000.

The average loan balances increased $52.7 million, or 19.6%, and the average investment security and fed funds sold balance increased $40.3 million, or 22.8%, at June 30, 2001 compared to June 30, 2000. The average rate earned on loans declined 29 basis points to 8.88% for the six months ended June 30, 2001, from 9.17% for the same period ended June 30, 2000, while the average tax equivalent yield on investment securities and federal funds sold decreased 11 basis points to 6.44% for the six months ended June 30, 2001 from 6.55% for the same period ended June 30, 2000. The Company purchased $7.0 million in loans from Fleet National Bank on July 21, 2000.

Interest expense for the six months ended June 30, 2001 was $7,719,000 compared to $7,721,000 for the same period ended June 30, 2000, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 68 basis points to 3.60% at June 30, 2001 compared to 4.28% at June 30, 2000, offset by an increase in the average balance of $69.7 million or 19.2% to $432.1 million at June 30, 2001.

The average interest rate on Savings/PIC/MMDA deposit accounts decreased 17 basis points due to lower market rates, while the average balance increased $85.2 million or 64.9%. The Company assumed $34.7 million in savings/PIC/MMDA deposits from Fleet National Bank on July 21, 2000.

The average interest rate on time deposits increased 23 basis points for the six months ended June 30, 2001 compared to the same period ended June 30, 2000. The increase in rate was offset by a decrease in the average balance of $7.5 million to $147.9 million at June 30, 2001 compared to $155.4 million at June 30, 2000. The Company assumed $14.0 million in time deposits from Fleet National Bank on July 21, 2000.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts (together, "repurchase agreements") and Federal Home Loan Bank borrowings, decreased to 4.34% for the six months ended June 30, 2001, compared to 5.88% for the six months ended June 30, 2000. The average balance decreased $8.1 million to $67.5 million at June 30, 2001 compared to June 30, 2000. The 154 basis point decrease in average rate resulted primarily from decreases in market rates and a change in the funding mix, which resulted in a decrease in the FHLB borrowing average balance of $42.5 million and an increase in the lower costing commercial sweep average balance of $38.0 million at June 30, 2001 compared to June 30, 2000.

Net interest margin increased to 5.01% for the six months ended June 30, 2001 from 4.65% for the same period ended June 30, 2000, primarily due to the 68 basis point decrease in the average rate on interest bearing liabilities, offset by the 23 basis point decrease in tax equivalent yield on interest earning assets, and the $93.0 million increase in average balance on interest earning assets, offset by the $69.7 million increase in average balance on interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities have affected interest income and expense during the six months ended June 30, 2001, and June 30, 2000. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                 Six Months Ended June 30, 2001   Six Months Ended June 30, 2000             Changes due to
                                 ------------------------------   ------------------------------   ---------------------------------
                                 Average            Interest      Average               Interest                  Interest    Rate/
($ in thousands) ................Balance  Interest  Rates (3)     Balance   Interest    Rates (3)  Total  Volume    Rate      Volume
                                 -------  --------  ---------     -------   --------    ---------  -----  ------  --------    ------
Assets:
    Loans(1)(2)                $ 321,600 $  14,161      8.88%   $ 268,899  $  12,267        9.17% $1,894  $2,398  $  (393)   $ (111)
    Investment securities &
     federal funds sold (3)(5)   216,991     6,521      6.44      176,654      5,355        6.55   1,166   1,310      (95)      (49)
 Total interest earnings assets  538,591    20,682      7.90%     445,553     17,622        8.13%  3,060   3,708     (488)     (160)
                                          --------                          --------              ------  ------  --------   -------
    Other assets (4)(5)           44,480                           27,602
                                --------                         --------

      Total assets (5)          $583,071                         $473,155
                                ========                         ========

Liabilities and stockholders' equity:
    Savings/PIC/MMDA ...       $ 216,597     2,311      2.15%    $131,375      1,517        2.32%    794    981      (111)      (76)
    Time deposits ...........    147,946     3,956      5.39      155,437      3,992        5.16    (36)  (192)        175      (19)
    Short-term borrowings ...     67,534     1,452      4.34       75,592      2,212        5.88   (760)  (235)      (581)        56
                               ---------  --------              ---------   --------              ------  -----  ---------   -------
   Interest bearing deposits
     and borrowings ..........   432,077     7,719      3.60%     362,404      7,721        4.28%    (2)    554      (517)      (39)
                               ---------  --------              ---------   --------              ------  -----  ---------   -------

  Non-interest bearing deposits  100,409                           70,298
    Other liabilities ..........   4,282                            2,467
                               ---------                        ---------

      Total liabilities .......  536,768                          435,169
                               ---------                        ---------
Trust preferred securities .....  10,500                            5,423

Stockholders' equity (5)          35,803                           32,563
                               ---------                        ---------

 Total liabilities, trust
 preferred securities and
 stockholders' equity (5)      $ 583,071                        $ 473,155
                               =========                        =========

Net interest rate spread                                4.30%                             3.85%

Net interest income ..............  ..   $  12,963                         $   9,901            $  3,062 $3,154   $     29  $  (121)
                                         =========                         =========            ======== ======   ========= ========

Net interest margin ................................... 5.01%                             4.65%

(1) Average loans include non-accrual loans.
(2) Average loans are net of average deferred loan fees.
(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.
(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.
(5) Excludes the effect of SFAS No. 115
The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

Provision for Loan Losses

The provision for loan losses amounted to $630,000 and $285,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $240,000, or 33.1%, for the six months ended June 30, 2001 compared to the same period in 2000 due to an increase in trust assets and the establishment of an investment services unit. Trust assets under management increased from $239.2 million at June 30, 2000 to $275.3 million at June 30, 2001.

Deposit service fees increased by $298,000, or 70.3%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, due primarily to an increase in savings, checking and money market balances of $85.2 million, or 51% from June 30, 2000 to June 30, 2001. The deposit balance increase resulted in higher checking and overdraft fees. The Company assumed $44.3 million in savings, checking, and money market balances from Fleet National Bank on July 21, 2000.

Net gain (loss) on sale of investment securities amounted to $411,000 and $(2,000) for the six months ended June 30, 2001 and June 30, 2000, respectively. The net gain resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning in the first quarter.

Gain on loan sales increased by $132,000 for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, due primarily to decreases in interest rates beginning in December of 2000 that have resulted in increased refinance and sales volume.

Other income for the six months ended June 30, 2001, was $412,000 compared to $243,000 for the six months ended June 30, 2000, and is primarily attributable to bank growth. The primary increases were in debit card fees, ATM surcharges, check printing fees, safe deposit fees and wire transfer fees.

Non-Interest Expenses

Salaries and benefits expense totaled $6,469,000 for the six months ended June 30, 2001, compared with $4,823,000 for the six months ended June 30, 2000, an increase of $1,646,000 or 34.1%. This increase was primarily due to the acquisition of the Fleet branches, new hires due to company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $1,937,000 for the six months ended June 30, 2001, compared with $1,516,000 for the six months ended June 30, 2000, an increase of $421,000 or 27.8%. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments and ongoing enhancements to the company's computer systems.

Trust professional and custodial expenses increased by $131,000 for the six months ended June 30, 2001 as compared to the same period in 2000. The increase was primarily due to growth in trust assets under management.

Audit, legal and other professional expenses decreased by $25,000 for the six months ended June 30, 2001 compared to the same period in 2000 primarily resulting from legal costs incurred in 2000 relating to the formation of two subsidiaries offset by increased compliance and audit related expenses associated with the bank's growth in 2001.

Office and data processing supplies expense increased by $23,000 for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily due to the timing of purchases and growth.

Advertising and public relations expenses increased by $13,000 for the six months ended June 30, 2001 compared to the same period in 2000. The increase was primarily due to the timing of expenses and growth. Expenditures in 2000 were related primarily to growth and the Fleet branch acquisition.

Trust preferred expense was $579,000 and $318,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $395,000 and $0 for the six months ended June 30, 2001 and June 30, 2000, respectively. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. Intangible assets are being amortized over ten years.

Other operating expense was $1,179,000 and $895,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase of $284,000, or 31.7%, is primarily due to the company's growth and primarily consists of increased expenses for ATM's, courier services, internet banking, and EDP system security.

Income Tax Expense

Income tax expense and the effective tax rate for the six months ended June 30, 2001 and June 30, 2000 were $895,000 and 27.3% and $610,000 and 24.8%, respectively. The increase in effective tax rate resulted primarily from higher pre-tax income, which decreases the impact of tax exempt municipal income.

                              Results of Operations

      Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000

The company reported net income of $1,202,000 for the three months ended June 30, 2001, versus $879,000 for the three months ended June 30, 2000. The company had basic earnings per common share of $0.35 and $0.27 and diluted earnings per share of $0.34 and $0.27 for the three months ending June 30, 2001 and June 30, 2000, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                     Three months ended June 30,
                                                     ---------------------------
($ in thousands) ...................................          2001          2000
                                                          --------      --------

Average assets (1) ..................................... $596,969       495,660
Average deposits and short-term borrowings .............  545,996       449,373
Average investment securities and fed funds sold (1) ...  223,980       188,782
Average loans, net of deferred loan fees ...............  327,858       277,669
Net interest income ....................................    6,712         5,181
Provision for loan losses ..............................      420           159
Tax expense ............................................      455           273
Average loans: Average deposits and borrowings .........    60.05%        61.79%
Non-interest expense: Average assets (2) ...............     3.89%         3.73%
Non-interest income: Average assets (2) (3) ............     0.76%         0.60%
Average tax equivalent rate on interest earning assets .     7.69%         8.15%
Average rate on interest bearing deposits and
   short-term borrowings ................................... 3.31%         4.35%
Net interest margin ........................................ 5.03%         4.64%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period (3) Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $6,712,000 for the three months ended June 30, 2001, an increase of $1,531,000 or 29.6% from $5,181,000 for the three months ended June 30, 2000.

Interest income increased $1,097,000 for the three months ended June 30, 2001 and was $10,364,000 compared to $9,267,000 for the same period ended June 30, 2000, resulting primarily from an increase in the interest earning asset average balance of $85.4 million or 18.3% to $551.8 million at June 30, 2001 compared to $466.5 million at June 30, 2000, offset by a decrease in the average tax equivalent yield on interest earning assets of 46 basis points to 7.69% for the three months ended June 30, 2001 compared to 8.15% for the same period ended June 30, 2000.

The average loan balances increased $50.2 million, or 18.1%, and the average investment security and fed funds sold balances increased $35.2 million, or 18.6%, at June 30, 2001 compared to June 30, 2000. The average rate earned on loans declined 53 basis points to 8.67% for the three months ended June 30, 2001, from 9.20% for the same period ended June 30, 2000, while the average tax equivalent yield on investment securities and federal funds sold decreased 35 basis points to 6.25% for the three months ended June 30, 2001 from 6.60% for the same period ended June 30, 2000. The Company purchased $7.0 million in loans from Fleet National Bank on July 21, 2000.

Interest expense for the three months ended June 30, 2001 was $3,652,000 compared to $4,086,000 for the same period ended June 30, 2000, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 104 basis points to 3.31% for the three months ended June 30, 2001 compared to 4.35% for the same period ended June 30, 2000, offset by an increase in the average balance of $65.9 million or 17.5% to $442.9 million at June 30, 2001.

The average interest rate on Savings/PIC/MMDA deposit accounts decreased 40 basis points due to lower market rates, while the average balance increased $89.0 million or 65.1%. The Company assumed $34.7 million in savings/PIC/MMDA deposits from Fleet National Bank on July 21, 2000.

The average interest rate on time deposits increased 5 basis points for the three months ended June 30, 2001 compared to the same period ended June 30, 2000. The increase in rate was offset by a decrease in the average balance of $12.0 million to $145.0 million at June 30, 2001 compared to $156.9 million at June 30, 2000. The Company assumed $14.0 million in time deposits from Fleet National Bank on July 21, 2000.

The average interest rate on short term borrowings, consisting of term repurchase agreements and commercial sweep accounts (together, "repurchase agreements") and Federal Home Loan Bank borrowings, decreased to 3.75% for the three months ended June 30, 2001, compared to 6.05% for the three months ended June 30, 2000. The 230 basis point decrease in average rate resulted primarily from decreases in market rates and a change in funding mix, which resulted in a decrease in the FHLB borrowing average balance of $47.5 million and an increase in the lower costing commercial sweep average balance of $40.1 million at June 30 2001 compared to June 30, 2000.

Net interest margin increased to 5.03% for the three months ended June 30, 2001 from 4.64% for the same period ended June 30, 2000, primarily due to the 104 basis point decrease in average rate on interest bearing liabilities, offset by the 46 basis point decrease in the tax equivalent yield on interest earning assets, and the $85.4 million increase in average balance on interest earning assets, offset by the $65.9 million increase in average balance on interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities have affected interest income and expense during the three months ended June 30, 2001, and June 30, 2000. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES


                                Three Months Ended June 30, 2001  Three Months Ended June 30, 2000             Changes due to
                                --------------------------------  -------------------------------- ---------------------------------
                                 Average            Interest      Average               Interest                  Interest    Rate/
($ in thousands) ................Balance  Interest  Rates (3)     Balance   Interest    Rates (3)  Total  Volume    Rate      Volume
                                 -------  --------  ---------     -------   --------    ---------  -----  ------  --------    ------
Assets:
    Loans (1)(2)               $ 327,858  $  7,085      8.67%   $ 277,669   $  6,372        9.20%  $ 713  $1,152  $  (372)    $ (67)
    Investment securities &
    federal funds sold (3)(5)    223,980     3,279      6.25      188,782      2,895        6.60     384     579     (164)      (31)
                               --------- ---------  ---------   ---------   --------    ---------  -----  ------  --------    ------
Total interest earnings assets   551,838    10,364      7.69%     466,451      9,267        8.15%  1,097   1,731     (536)      (98)
                                         ---------                          --------               -----  ------  --------    ------
    Other assets (4)(5) ........  45,131                           29,209
                               ---------                        ---------
    Total assets (5)           $ 596,969                        $ 495,660
                               =========                        =========
Liabilities and stockholders' equity:
    Savings/PIC/MMDA           $ 225,684     1,073      1.91%   $ 136,677        787        2.31%    286     513     (137)      (90)
    Time deposits .............  144,978     1,904      5.27      156,934      2,042        5.22   (138)   (156)        19       (1)
    Short-term borrowings ....    72,203       675      3.75       83,345      1,257        6.05   (582)   (168)     (478)        64
                               --------- ---------              ---------   --------               -----  ------  --------    ------
    Interest bearing deposits
    and borrowings ...........   442,865     3,652      3.31%     376,956      4,086        4.35%  (434)     189     (596)      (27)
                               --------- ---------              ---------   --------               -----  ------  --------    ------

 Non-interest bearing deposits   103,131                           72,417
 Other liabilities ............    4,889                            2,396
                               ---------                        ---------
      Total liabilities .......  550,885                          451,769

Trust preferred securities .....  10,500                           10,500

Stockholders' equity (5)          35,584                           33,391
                               ---------                        ---------

 Total liabilities, trust
 preferred securities and
 stockholders' equity (5)      $ 596,969                        $ 495,660
                               =========                        =========

Net interest rate spread ...........................    4.38%                               3.80%

Net interest income .....................$   6,712                         $   5,181              $1,531 $1,542  $    60      $ (71)
                                         =========                         =========              ====== ======   ======      ======

Net interest margin ..................................  5.03%                               4.64%

(1) Average loans include non-accrual loans.
(2) Average loans are net of average deferred loan fees.
(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.
(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.
(5) Excludes the effect of SFAS No. 115
The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

Provision for Loan Losses

The provision for loan losses amounted to $420,000 and $159,000 for the three months ended June 30, 2001 and June 30, 2000, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $67,000, or 17.1%, for the three months ended June 30, 2001 compared to the same period in 2000 due to an increase in trust assets and the establishment of an investment services unit. Trust assets under management increased from $239.2 million at June 30, 2000 to $275.3 million at June 30, 2001.

Deposit service fees increased by $166,000, or 79.0%, for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, due primarily to an increase in the average savings, checking and money market balances of $89.0 million, or 65%, from June 30, 2000 to June 30, 2001. The deposit balance increase resulted in higher checking and overdraft fees. The Company assumed $44.3 million in savings, checking, and money market balances from Fleet National Bank on July 21, 2000.

Net gain (loss) on sale of investment securities amounted to $21,000 and $(2,000) for the three months ended June 30, 2001 and June 30, 2000, respectively. The net gain resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on loan sales increased by $79,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, due primarily to decreases in interest rates beginning in December of 2000 that have resulted in increased refinance and sales volume.

Other income for the three months ended June 30, 2001, was $210,000 compared to $131,000 for the three months ended June 30, 2000, and is primarily attributable to company growth. The primary increases were in debit card fees, ATM surcharges, and safe deposit fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3,208,000 for the three months ended June 30, 2001, compared to $2,478,000 for the three months ended June 30, 2000, an increase of $730,000 or 29.5%. This increase was primarily due to the acquisition of the Fleet branches, new hires due to company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $982,000 for the three months ended June 30, 2001, compared with $795,000 for the three months ended June 30, 2000, an increase of $187,000 or 23.5%. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments and ongoing enhancements to the company's computer systems.

Trust professional and custodial expenses increased by $48,000 for the three months ended June 30, 2001 as compared to the same period in 2000. The increase was primarily due to growth in trust assets under management.

Audit, legal and other professional expenses decreased by $52,000 for the three months ended June 30, 2001 compared to the same period in 2000 primarily resulting from legal costs incurred in 2000 related to the formation of two subsidiaries.

Office and data processing supplies expense decreased by $5,000 for the three months ended June 30, 2001 compared to the same period in 2000. Expenditures in 2001 related to the company's growth, while expenditures in 2000 related primarily to growth and the Fleet branch acquisition.

Advertising and public relations expenses decreased by $43,000 for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to the timing of expenses associated with the advertising programs and the company's growth.

Trust preferred expense was $289,000 for the three months ended June 30, 2001 and June 30, 2000, respectively. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $197,000 and $0 for the three months ended June 30, 2001 and June 30, 2000, respectively. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. Intangible assets are being amortized over ten years.

Other operating expense was $570,000 and $453,000 for the three months ended June 30, 2001 and June 30, 2000, respectively. The increase of $117,000 or 25.8%, is primarily due to the company's growth and consists primarily of increased expenses for ATM's, courier services, internet banking and EDP system security.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended June 30, 2001 and June 30, 2000 were $455,000 and 27.5% and $273,000 and 23.7%, respectively. The increase in effective tax rate resulted primarily from higher pre-tax income which decreases the impact of tax exempt municipal income.


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


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the company was held on May 1, 2001. Votes were cast as follows:

1.  To elect five Directors of the company, each for a three-year term:

    Nominee                 For                   Against             Abstain
    Walter L. Armstrong     2,951,484                0                  208
    George L. Duncan        2,951,484                0                  208
    John P. Harrington      2,951,484                0                  208
    Charles P. Sarantos     2,951,484                0                  208
    Michael A. Spinelli     2,951,484                0                  208


2.  To approve the Company's amended and restated 1998 stock incentive plan.

    For               Against          Abstain
    2,867,600         70,374            13,718




3. To ratify the Board of Directors' appointment of KPMG LLP as the company's independent auditors for the fiscal year ending December 31, 2001

    For               Against          Abstain
    2,926,654         208               24,830

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K
                  The following exhibits are included with this report:

                  10.41 Employment Agreement dated as of June 1, 2001 by and among the company, the bank and George L. Duncan (supersedes and replaces prior employment agreement as amended).

                  10.42 Employment Agreement dated as of June 1, 2001 by and among the company, the bank and Richard W. Main (supersedes and replaces prior employment agreement as amended).

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.

DATE:  August 14, 2001                /s/ John P. Clancy, Jr.
                                      -----------------------
                                      John P. Clancy, Jr.
                                      Treasurer