Form 10-Q
period 2001-09-30
ENTERPRISE BANCORP INC /MA/
filed 2001-11-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                    November 14, 2001 Common Stock - Par Value $0.01, 3,453,487 shares outstanding

                                         ENTERPRISE BANCORP, INC.
                                                  INDEX
                                                                     Page Number

           Cover Page                                                          1

           Index                                                               2

                          PART I FINANCIAL INFORMATION

Item 1     Financial Statements

               Consolidated Balance Sheets - September 30, 2001
                 and December 31, 2000                                         3

               Consolidated Statements of Income -
               Three and nine months ended September 30, 2001 and 2000        4

               Consolidated Statements of Changes in Stockholders' Equity -   5
               Nine months ended September 30, 2001

               Consolidated Statements of Cash Flows -
               Nine months ended September 30, 2001 and 2000                  6

               Notes to Financial Statements                                  8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                10

Item 3     Quantitative and Qualitative Disclosures About Market Risk         22

                            PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                  23

Item 2     Changes in Securities and Use of Proceeds                          23

Item 3     Defaults upon Senior Securities                                    23

Item 4     Submission of Matters to a Vote of Security Holders                23

Item 5     Other Information                                                  23

Item 6     Exhibits and Reports on Form 8-K                                   23

           Signature Page                                                     24

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may adversely affect the company's future results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company's reserve for loan losses; (iv) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company's business and operations and unanticipated increases in the company's regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (ix) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board.

                                      ENTERPRISE BANCORP, INC.

                                     Consolidated Balance Sheets


                                                                 September 30,
                                                                    2001        December 31,
($ in thousands)                                                 (Unaudited)       2000
                                                                 -------------  -----------
Assets

Cash and cash equivalents
     Cash and due from banks                                        $ 29,965   $ 26,080
     Daily federal funds sold                                          6,500     28,025
                                                                    --------   --------
               Total cash and cash equivalents                        36,465     54,105

Investment securities at fair value                                  213,978    185,184
Loans, less allowance for loan losses of $7,684 at September 30,
      2001 and $6,220 at December 31, 2000, respectively             355,781    305,598
Premises and equipment                                                11,635     10,903
Prepaid expenses and other assets                                      2,986      2,735
Accrued interest receivable                                            3,737      4,078
Deferred income taxes, net                                               619      2,209
Income taxes receivable                                                  230        415
Intangible assets, net of amortization                                 6,994      7,587
                                                                    --------   --------

               Total assets                                         $632,425   $572,814
                                                                    ========   ========

Liabilities, Trust Preferred Securities and Stockholders' Equity

Deposits                                                            $502,720   $461,975
Short-term borrowings                                                 70,638     58,271
Escrow deposits of borrowers                                           1,245      1,106
Accrued expenses and other liabilities                                 3,919      3,776
Accrued interest payable                                                 822      1,031
                                                                    --------   --------

               Total liabilities                                     579,344    526,159
                                                                    --------   --------

Trust preferred securities                                            10,500     10,500

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 shares
        authorized, no shares issued                                    --         --
Common stock $.01 par value; 10,000,000 shares authorized;
        3,452,887 and 3,408,667 shares issued and outstanding
        at September 30, 2001 and December 31, 2000, respectively         35         34
Additional paid-in capital                                            18,530     17,843
Retained earnings                                                     19,446     16,793
Accumulated other comprehensive income                                 4,570      1,485
                                                                    --------   --------

                  Total stockholders' equity                          42,581     36,155
                                                                    --------   --------

                  Total liabilities, trust preferred
                    securities and stockholders' equity             $632,425   $572,814
                                                                    ========   ========

                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

             Three and nine months ended September 30, 2001 and 2000


                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                     September 30,
                                                            ---------------------------      ----------------------------
($ in thousands)                                               2001             2000            2001            2000
                                                            (Unaudited)      (Unaudited)       (Unaudited)   (Unaudited)
                                                            -------------  -------------     -----------------------------
(Unaudited) Interest and dividend income:
     Loans                                                $         7,360          6,993            21,521         19,260
     Investment securities                                          3,046          3,010             9,036          8,362
     Federal funds sold                                               223            107               754            110
                                                            -------------  -------------     -------------  -------------
               Total interest income                               10,629         10,110            31,311         27,732
                                                            -------------  -------------     -------------  -------------

Interest expense:
     Deposits                                                       2,897          3,316             9,164          8,825
     Short-term borrowings                                            624            849             2,076          3,061
                                                            -------------  -------------     -------------  -------------
               Total interest expense                               3,521          4,165            11,240         11,886
                                                            -------------  -------------     -------------  -------------

               Net interest income                                  7,108          5,945            20,071         15,846

Provision for loan losses                                             850            159             1,480            444
                                                            -------------  -------------     -------------  -------------
                Net interest income after provision for
                 loan losses                                        6,258          5,786            18,591         15,402
                                                            -------------  -------------     -------------  -------------

Non-interest income:
     Investment management and trust service fees                     453            383             1,418          1,108
     Deposit service fees                                             369            238             1,091            662
     Net gain (loss) on sale of investment securities                 350              -               761             (2)
     Gain on sale of loans                                            101             42               252             61
     Other income                                                     199            164               611            407
                                                            -------------  -------------     -------------  -------------
               Total non-interest income                            1,472            827             4,133          2,236
                                                            -------------  -------------     -------------  -------------

Non-interest expense:
     Salaries and employee benefits                                 3,432          2,989             9,901          7,811
     Occupancy expenses                                             1,052            809             2,989          2,325
     Trust professional and custodial expenses                        137            117               497            346
     Audit, legal and other professional fees                         123            149               429            480
     Office and data processing supplies                               86            258               342            486
     Advertising and public relations                                  64            211               299            433
     Trust preferred expense                                          290            288               869            606
     Amortization of intangible assets                                198            149               593            149
     Other operating expenses                                         667            534             1,846          1,435
                                                            -------------  -------------     -------------  -------------
               Total non-interest expense                           6,049          5,504            17,765         14,071
                                                            -------------  -------------     -------------  -------------

Income before income taxes                                          1,681          1,109             4,959          3,567
Income tax expense                                                    430            260             1,325            870
                                                            -------------  -------------     -------------  -------------
               Net income                                 $         1,251            849             3,634          2,697
                                                            =============  =============     =============  =============

Basic earnings per average common share outstanding       $          0.36           0.25              1.06           0.82
                                                            =============  =============     =============  =============

Diluted earnings per average common share outstanding     $          0.35           0.25              1.03           0.81
                                                            =============  =============     =============  =============

Basic weighted average common shares outstanding                3,452,065      3,395,338         3,424,709      3,296,953
                                                            =============  =============     =============  =============

Diluted weighted average common shares outstanding              3,545,329      3,412,512         3,513,621      3,345,931
                                                            =============  =============     =============  =============

                            ENTERPRISE BANCORP, INC.

           Consolidated Statements of Changes in Stockholders' Equity

                      Nine months ended September 30, 2001


                                                                Common Stock         Additional
                                                          ------------------------    Paid-in    Retained
($ in thousands)                                            Shares         Amount     Capital    Earnings
                                                          -----------   ----------  -----------  -----------


Balance at December 31, 2000                             3,408,667   $       34   $   17,843   $   16,793

Comprehensive income
    Net income                                                                                      3,634
    Unrealized appreciation on securities,
        net of reclassification

Total comprehensive income, net of tax                  $    6,719

    Common stock dividend *                                                                          (981)
    Common stock issued, dividend reinvestment plan *       39,770            1          649
    Stock options exercised                                  4,450                        38
                                                         ---------   ----------   ----------   -----------
Balance at September 30, 2001                            3,452,887   $       35   $   18,530   $   19,446
                                                         ==========  ==========   ==========   ===========


                                                          Comprehensive Income        Total
                                                       -------------------------  Stockholders'
                                                       Period       Accumulated      Equity
                                                       --------    -------------  -----------

Balance at December 31, 2000                                         $    1,485   $  36,155

Comprehensive income
    Net income                                          $    3,634                     3,634
    Unrealized appreciation on securities,
        net of reclassification                              3,085        3,085        3,085
                                                        ----------
Total comprehensive income, net of tax                  $    6,719
                                                        ===========
    Common stock dividend *                                                             (981)
    Common stock issued, dividend reinvestment plan *                                    650
    Stock options exercised                                                               38

                                                                     -----------  ----------
Balance at September 30, 2001                                        $    4,570   $   42,581
                                                                     ===========  ==========



Disclosure of reclassification amount:
Gross unrealized holding appreciation arising during the period                   $    5,435
Tax expense                                                                            1,848
                                                                                  ----------
Unrealized holding appreciation, net of tax                                            3,587
                                                                                  ----------
Less: reclassification adjustment for net gains included
    in net income (net of $259 tax)                                                      502
                                                                                  ----------
Net unrealized appreciation on securities                                         $    3,085
                                                                                  ==========


* Dividends declared were $0.2875 per share, totaling $981,000. The dividend was split between cash of $331,000, which was paid on June 28, 2001, and 39,770 shares valued at $650,000, which were issued on June 28, 2001 pursuant to the company's dividend reinvestment plan.

                                ENTERPRISE BANCORP, INC.

                         Consolidated Statements of Cash Flows

                     Nine months ended September 30, 2001 and 2000


                                                               September 30,   September 30,
                                                                  2001            2000
($ in thousands)                                               (Unaudited)      (Unaudited)
                                                              ---------------  --------------

Cash flows from operating activities:
     Net income                                               $   3,634       $   2,697
        Adjustments  to reconcile  net income to net cash
        provided by operating activities:
           Provision for loan losses                              1,480             444
           Depreciation and amortization                          1,696           1,407
           Amortization of intangible assets                        593            --
           Net (gain) loss on sale of investment securities        (761)              2
           Gain on sale of loans                                   (252)            (61)
           (Increase) decrease in:
               Loans held for sale                                  282             318
               Accrued interest receivable                          341            (536)
               Prepaid expenses and other assets                   (251)         (1,079)
               Deferred income taxes                               --              (264)
               Income taxes receivable                              185            (386)
           Increase (decrease) in:
               Accrued expenses and other liabilities               143             169
               Accrued interest payable                            (209)            303
                                                              ---------       ---------
                  Net cash provided by operating activities       6,881           3,014
                                                              ---------       ---------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns
        of investment securities                                 31,348           6,602
     Proceeds from sales of investment securities                14,409           1,984
     Purchase of investment securities                          (69,243)        (45,365)
     Net increase in loans                                      (51,692)        (45,510)
     Additions to premises and equipment, net                    (2,301)         (3,812)
     Cash paid for assets in excess of liabilities                 --            (7,593)
                                                              ---------       ---------
                  Net cash used in investing activities         (77,479)        (93,694)
                                                              ---------       ---------

Cash flows from financing activities:
     Net increase in deposits, including escrow deposits         40,884         125,935
     Net increase (decrease) in short-term borrowings            12,367         (31,129)
     Common stock dividends                                        (981)           (837)
     Proceeds from issuance of trust preferred securities          --            10,500
     Common stock issued-dividend reinvestment plan                 650             494
     Common stock issued-employee stock options                      38           1,057
                                                              ---------       ---------
                  Net cash provided by financing activities      52,958         106,020
                                                              ---------       ---------

Net (decrease) increase in cash and cash equivalents            (17,640)         15,340
Cash and cash equivalents at beginning of period                 54,105          17,089
                                                              ---------       ---------

Cash and cash equivalents at end of period                    $  36,465          32,429
                                                              =========       =========


                                ENTERPRISE BANCORP, INC.

                         Consolidated Statements of Cash Flows
                                      (Continued)

                     Nine months ended September 30, 2001 and 2000

                                                September 30,      September 30,
                                                     2001               2000
($ in thousands)                                 (Unaudited)        (Unaudited)
                                                 ----------         ------------

Supplemental financial data:
     Cash paid for:
        Interest expense                          $11,449              11,566
        Income taxes                                1,200               1,148

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

(4)      Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $650,000 of the dividends paid by the company into 39,770 shares of the company's common stock in 2001.

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

(6)      Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations"' and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

                                                                   Minimum Capital              Minimum Capital
                                                                     for Capital                     to be
                                          Actual                 Adequacy Purposes             Well Capitalized
                                 -------------------------   ------------------------    ---------------------------
($ in thousands)                     Amount        Ratio        Amount         Ratio        Amount          Ratio
                                 --------------  ---------   -------------  ---------    ------------   ------------

As of  September  30, 2001:

Total Capital
   (to risk weighted assets)     $       46,682     11.49%   $      32,514      8.00%    $     40,643      10.00%

Tier 1 Capital
   (to risk weighted assets)             41,570     10.23%          16,257      4.00%          24,386      6.00%

Tier 1 Capital*
   (to average assets)                   41,570      6.76%          24,591      4.00%          30,739       5.00%


       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.


Balance Sheet

Total Assets

Total assets increased $59.6 million, or 10.4%, since December 31, 2000. The increase is primarily attributable to increases in investment securities and federal funds sold of $7.3 million and net loans of $50.2 million. The increase in assets was funded primarily by growth in deposits and short-term borrowings of $40.9 and $12.4 million, respectively.

Investments

At September 30, 2001 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at September 30, 2001 was $6.9 million compared to $2.3 million at December 31, 2000. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized appreciation will only be realized if the securities are sold. The unrealized appreciation on the investment portfolio will decrease as interest rates rise or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $363.5 million, or 57.5% of total assets, at September 30, 2001, compared to $311.8 million, or 54.4% of total assets, at December 31, 2000. The increase in loans of $51.7 million for the nine months ended September 30, 2001 was primarily attributed to originations of commercial and commercial real estate loans and drawdowns on commercial lines of credit.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $40.9 million, or 8.8%, during the first nine months of 2001, from $463.1 million at December 31, 2000, to $504.0 million at September 30, 2001. The increase of $40.9 million consists of growth of $58.1 million in savings, checking and money market deposits primarily attributable to sales efforts and increased market penetration, offset by a $17.2 million decrease in certificates of deposit primarily attributable to interest rate decreases during the first nine months of 2001.

Short-term  borrowings,  consisting  of  securities  sold  under  agreements  to repurchase and Federal Home Loan Bank ("FHLB") borrowings, increased $12.4 million, or 21.2%, from $58.3 million at December 31, 2000 to $70.6 million at September 30, 2001. The increase was attributable to growth of $13.6 million in commercial sweep balances, offset by a decrease of $1.2 million in term repurchase agreements, which are both classified as securities sold under agreements to repurchase. The company had $470,000 in borrowings outstanding from the FHLB at September 30, 2001 and December 31, 2000, respectively.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                     Nine months ended September 30,
($ in thousands)                                                      2001                     2000
                                                                 -------------            --------------

Balance at beginning of year                                  $          6,220                     5,446
Loans charged-off
     Commercial                                                             37                        97
     Commercial real estate                                                  -                        48
     Construction                                                            -                         -
     Residential real estate                                                 -                         -
     Home equity                                                             -                         -
     Consumer                                                               41                         -
                                                                 -------------            --------------
                                                                            78                       145
                                                                 -------------            --------------

Recoveries on loans charged off
     Commercial                                                             25                        25
     Commercial real estate                                                  -                        48
     Construction                                                            -                       100
     Residential real estate                                                20                         1
     Home equity                                                             -                        13
     Consumer                                                               17                         4
                                                                 -------------            --------------
                                                                            62                       191
                                                                 -------------            --------------
Net loan (charge-offs) recoveries                                          (16)                       46
Allowance on acquired loans                                                  -                       250
Provision charged to operations                                          1,480                       444
                                                                 -------------            --------------
Balance at September 30                                       $          7,684                     6,186
                                                                 =============            ==============

Annualized net (charge-offs) recoveries: Average
loans outstanding                                                       (0.01)%                   0.02 %
                                                                 ==============           ==============
Allowance for loan losses: Gross loans                                   2.11 %                   2.02 %
                                                                 ==============           ==============
Allowance for loan losses: Non-performing loans                        919.20 %                 554.30 %
                                                                 ==============           ==============

The following table sets forth non-performing assets at the dates indicated:


($ in thousands)                                                  September 30,   December 31,    September 30,
                                                                      2001            2000             2000
                                                                 -------------    -------------   -------------
Non-accrual loans                                                $         833            1,054           1,064
Accruing loans > 90 days past due                                            3               26              52
                                                                 -------------    -------------   -------------
     Total non-performing loans                                            836            1,080           1,116
Other real estate owned                                                      -                -               -
                                                                 -------------    -------------   -------------
     Total non-performing assets                                 $         836            1,080           1,116
                                                                 =============    =============   =============

Non-performing loans: Gross loans                                         0.23%            0.34%           0.36%
                                                                 =============    =============   =============
Non-performing assets: Total assets                                       0.13%            0.19%           0.20%
                                                                 =============    =============   =============
Delinquent loans 30-89 days past due: Gross loans                         0.56%            0.14%           0.42%
                                                                 =============    =============   =============


Non-performing loans at September 30, 2001 are considered to be unusually low. The increase in 30-89 day delinquencies consists primarily of loans less than 40 days past due and is not considered indicative of a significant change in the credit quality of the loan portfolio.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment, as well as the strength of the bank's loan underwriting. Adverse changes in local, regional or national economic conditions could negatively impact the level of non-performing assets in the future, despite prudent underwriting.

                              Results of Operations

  Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

The  company  reported  net  income  of  $3,634,000  for the nine  months  ended
September 30, 2001, versus $2,697,000 for the nine months ended September 30, 2000. The company had basic earnings per average common share of $1.06 and $0.82 and diluted earnings per average common share of $1.03 and $0.81 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                         Nine months ended September 30,
($ in thousands)                                               2001            2000
                                                          -------------    -----------

Average assets (1)                                         $   596,112       494,724
Average deposits and short-term borrowings                     544,862       452,190
Average investment securities and fed funds sold (1)           220,875       185,423
Average loans, net of deferred loan fees                       330,418       277,985
Net interest income                                             20,071        15,846
Provision for loan losses                                        1,480           444
Income tax expense                                               1,325           870
Average loans: Average deposits and borrowings                   60.64%        61.48%
Non-interest expense: Average assets (2)                          3.98%         3.80%
Non-interest income: Average assets (2) (3)                       0.76%         0.60%
Average tax equivalent rate on interest earning assets            7.74%         8.17%
Average rate on interest bearing deposits and borrowings          3.39%         4.22%
Average rate on total deposits and borrowings                     2.76%         3.51%
Net interest margin                                               5.02%         4.74%


(1)  Excludes the effect of SFAS No. 115
(2)  Ratios have been annualized based on number of days for the period
(3)  Excludes net gain on sale of investment securities


Net Interest Income

The company's net interest income was $20,071,000 for the nine months ended September 30, 2001, an increase of $4,225,000 or 26.7% from $15,846,000 for the nine months ended September 30, 2000.

Interest income increased $3,579,000 for the nine months ended September 30, 2001 and was $31,311,000 compared to $27,732,000 for the same period ended September 30, 2000, resulting primarily from an increase in the interest earning asset average balance of $87.9 million or 19% to $551.3 million for the nine months ended September 30, 2001 compared to $463.4 million for the nine months ended September 30, 2000, offset by a decrease in the average tax equivalent yield on interest earning assets of 43 basis points to 7.74% for the nine months ended September 30, 2001 compared to 8.17% for the same period ended September 30, 2000.

The average loan balances increased $52.4 million, or 18.9%, and the average investment security and fed funds sold balance increased $35.5 million, or 19.1%, for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000. The average rate earned on loans declined 54 basis points to 8.71% for the nine months ended September 30, 2001, from 9.25% for the same period ended September 30, 2000, while the average tax equivalent yield on investment securities and federal funds sold decreased 23 basis points to 6.30% for the nine months ended September 30, 2001 from 6.53% for the same period ended September 30, 2000.

Interest expense for the nine months ended September 30, 2001 was $11,240,000 compared to $11,886,000 for the same period ended September 30, 2000, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 83 basis points to 3.39% for the nine months ended September 30, 2001 compared to 4.22% for the same period ended September 30, 2000, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $66.1 million or 17.5% to $442.7 million for the nine months ended September 30, 2001 as compared to $376.6 million for the same period ended September 30, 2000.

The average interest rate on Savings/PIC/MMDA deposit accounts decreased 30 basis points for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000, due to lower market rates, while the average balance of such deposit accounts increased $76.4 million or 50.8% to $226.8 million for the nine months ended September 30, 2001 as compared to $150.4 million for the same period ended September 30, 2000.

The average interest rate on time deposits decreased 5 basis points for the nine months ended September 30, 2001 compared to the same period ended September 30, 2000. The average balance on time deposits decreased $10.8 million or 6.9% to $146.5 million for the nine months ended September 30, 2001 as compared to $157.3 million for the same period ended September 30, 2000.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts (together, "repurchase agreements") and FHLB borrowings, decreased to 4.00% for the nine months ended September 30, 2001, compared to 5.93% for the nine months ended September 30, 2000. The average balance of short-term borrowings for the nine months ended September 30, 2001 increased $0.4 million or 0.6% to $69.3 million as compared to $68.9 million for the nine months ended September 30, 2000. The 193 basis point decrease in average rate resulted primarily from decreases in market rates and a change in the funding mix, which resulted in a decrease in the higher costing FHLB borrowing average balance of $32.1 million and an increase in the lower costing commercial sweep average balance of $36.7 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Net interest margin increased to 5.02% for the nine months ended September 30, 2001 from 4.74% for the same period ended September 30, 2000, primarily due to the 83 basis point decrease in the average rate on interest bearing liabilities, offset by the 43 basis point decrease in tax equivalent yield on interest earning assets, and the $87.9 million increase in average balance on interest earning assets, offset by the $66.1 million increase in average balance on interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities have affected interest income and expense during the nine months ended September 30, 2001 and September 30, 2000, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                        Nine Months Ended September 30, 2001     Nine  Months Ended September 30, 2000
                                        -------------------------------------   --------------------------------------
                                          Average                Interest       Average                    Interest
($ in thousands)                          Balance    Interest    Rates (3)      Balance       Interest      Rates (3)
----------------                        ----------  ----------  ----------      -------     -----------    ----------
Assets:
    Loans(1)(2)                         $ 330,418   $  21,521      8.71%        $277,985   $  19,260       9.25%
    Investment securities
     & federal funds sold(3)(5)           220,875       9,790      6.30          185,423       8,472       6.53
                                       ----------   --------                    -------    ---------
      Total interest earnings assets      551,293      31,311      7.74%         463,408      27,732       8.17%
    Other assets(4)(5)                     44,819      31,316

      Total assets(5)                   $ 596,112                               $494,724
                                        =========                               ========


Liabilities and stockholders' equity:
    Savings/PIC/MMDA                    $ 226,846       3,470      2.05%        $ 150,426       2,646       2.35%
    Time deposits                         146,507       5,694      5.20           157,292       6,179       5.25
    Short-term borrowings                  69,345       2,076      4.00            68,929       3,061       5.93
                                        ---------     -------      ----         ---------   ---------
    Interest bearing deposits
      and borrowings                      442,698      11,240      3.39%          376,647      11,886       4.22%

    Non-interest bearing deposits         102,164           -                      75,543           -
                                        ---------     -------                   ---------   ---------
    Total deposits and borrowings         544,862      11,240      2.76%          452,190      11,886       3.51%

    Other liabilities                       4,022                                  2,563
                                        ---------                               --------
      Total liabilities                   548,884                                454,753

Trust preferred securities                 10,500                                  7,128
Stockholders' equity(5)                    36,728                                 32,843
                                        ---------                               --------
   Total liabilities, trust preferred
   securities and stockholders'
    equity(5)                           $ 596,112                               $494,724
                                        =========                               ========

Net interest rate spread(3)                                        4.98%

Net interest income                                 $  20,071                                 $15,846
                                                    =========                                 =======

Net interest margin                                                5.02%                                    4.74%

                                                   Changes due to
                                          -------------------------------------------
                                                                Interest       Rate/
                                          Total       Volume      Rate        Volume
                                          -----       ------      ----        ------
 Assets:

    Loans(1)(2)                         $ 2,261    $   3,629    $  (1,136)   $    (232)
    Investment securities
     & federal funds sold(3)(5)           1,318        1,732         (329)         (85)
                                        -------    ---------    ---------    ---------
      Total interest earnings assets      3,579        5,361       (1,465)        (317)
                                        -------    ---------    ---------    ---------
    Other assets(4)(5)
      Total assets(5)


Liabilities and stockholders' equity:
    Savings/PIC/MMDA                        824        1,343         (343)        (176)
    Time deposits                          (485)        (423)         (60)          (2)
    Short-term borrowings                  (985)          18         (995)          (8)
                                        -------    ---------    ---------    ---------
    Interest bearing deposits
      and borrowings                       (646)         938       (1,398)        (186)

Net interest income                     $  4,225    $  4,423  $       (67)   $    (131)
                                        =========    =======  ===========    =========

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

Provision for Loan Losses

The provision for loan losses amounted to $1,480,000 and $444,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $310,000, or 28.0%, for the nine months ended September 30, 2001 compared to the same period in 2000 due to an increase in trust assets and the establishment of an investment services unit. Average trust assets under management increased to $280.9 million for the nine months ended September 30, 2001 from $237.7 million for the nine months ended September 30, 2000.

Deposit service fees increased by $429,000, or 64.8%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, due primarily to an increase in the average balance on savings, checking and money market accounts of $76.4 million, or 50.8%, for the nine months ended September 30, 2001 compared to the same period in 2000. The average deposit balance increase resulted in higher checking and overdraft fees.

Net gain (loss) on sale of investment securities amounted to $761,000 and $(2,000) for the nine months ended September 30, 2001 and September 30, 2000, respectively. The net gain for the 2001 period resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans increased by $191,000 for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000, due primarily to decreases in interest rates beginning in December of 2000 that have resulted in increased refinance and sales volume.

Other income for the nine months ended September 30, 2001, was $611,000 compared to $407,000 for the nine months ended September 30, 2000. This increase was primarily attributable to bank growth. The primary increases were in debit card fees, ATM surcharges, check printing fees, safe deposit fees, commercial letter of credit fees and wire transfer fees.

Non-Interest Expenses

Salaries and benefits expense totaled $9,901,000 for the nine months ended September 30, 2001, compared with $7,811,000 for the nine months ended September 30, 2000, an increase of $2,090,000 or 26.8%. This increase was primarily due to the acquisition of the Fleet branches, new hires due to company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $2,989,000 for the nine months ended September 30, 2001, compared with $2,325,000 for the nine months ended September 30, 2000, an increase of $664,000 or 28.6%. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments and ongoing enhancements to the company's computer systems.

Trust professional and custodial expenses increased by $151,000 or 43.6% for the nine months ended September 30, 2001 compared to the same period in 2000. The increase was primarily due to growth in trust assets under management.

Audit, legal and other professional expenses decreased by $51,000 or 10.6% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease was primarily due to higher legal costs incurred in 2000 relating to the formation of two subsidiaries offset by increased compliance and audit related expenses associated with the bank's growth in 2001.

Office and data processing supplies expense decreased by $144,000 or 29.6% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease was primarily due to expenditures in 2000 related to the acquisition of the Fleet branches offset by the timing of purchases and growth in 2001.

Advertising and public relations expenses decreased by $134,000 or 30.9% for the nine months ended September 30, 2001 compared to the same period in 2000. The decrease was primarily due to expenditures in 2000 related to the acquisition of the Fleet branches.

Trust preferred expense was $869,000 and $606,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $593,000 and $149,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. Intangible assets are being amortized over ten years.

Other operating expense was $1,846,000 and $1,435,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase of $411,000, or 28.6%, for the 2001 period was primarily due to the company's growth and primarily consists of increased expenses for ATM's, courier services, internet banking, charitable contributions, EDP system security, and merchant credit card charges.

Income Tax Expense

Income tax expense and the effective tax rate for the nine months ended September 30, 2001 and September 30, 2000 were $1,325,000 and 26.7% and $870,000 and 24.4%, respectively. The increase in effective tax rate resulted primarily from higher pre-tax income, which decreases the impact of tax exempt municipal income.

                              Results of Operations

 Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

The company reported net income of $1,251,000 for the three months ended September 30, 2001, versus $849,000 for the three months ended September 30, 2000. The company had basic earnings per common share of $0.36 and $0.25 and diluted earnings per share of $0.35 and $0.25 for the three months ending September 30, 2001 and September 30, 2000, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                         Three months ended September 30,
($ in thousands)                                              2001              2000
                                                        -------------      --------------

Average assets (1)                                         $   621,768       537,393
Average deposits and short-term borrowings                     569,208       490,743
Average investment securities and fed funds sold (1)           228,516       202,670
Average loans, net of deferred loan fees                       347,765       295,961
Net interest income                                              7,108         5,945
Provision for loan losses                                          850           159
Income tax expense                                                 430           260
Average loans: Average deposits and borrowings                   61.10%        60.31%
Non-interest expense: Average assets (2)                          3.86%         4.06%
Non-interest income: Average assets (2) (3)                       0.72%         0.61%
Average tax equivalent rate on interest earning assets            7.49%         8.24%
Average rate on interest bearing deposits and borrowings          3.01%         4.14%
Average rate on total deposits and borrowings                     2.45%         3.37%
Net interest margin                                               5.07%         4.92%

(1)  Excludes the effect of SFAS No. 115
(2)  Ratios have been annualized based on number of days for the period
(3)  Excludes net gain on sale of investment securities


Net Interest Income

The company's net interest income was $7,108,000 for the three months ended September 30, 2001, an increase of $1,163,000 or 19.6% from $5,945,000 for the three months ended September 30, 2000.

Interest income increased $519,000 for the three months ended September 30, 2001 and was $10,629,000 compared to $10,110,000 for the same period ended September 30, 2000, resulting primarily from an increase in the interest earning asset average balance of $77.7 million or 15.6% to $576.3 million for the three months ended September 30, 2001 compared to $498.6 million for the three months ended September 30, 2000, offset by a decrease in the average tax equivalent yield on interest earning assets of 75 basis points to 7.49% for the three months ended September 30, 2001 compared to 8.24% for the same period ended September 30, 2000.

The average loan balances increased $51.8 million, or 17.5%, and the average investment security and fed funds sold balances increased $25.8 million, or 12.8%, for the three months ended September 30, 2001 compared to the same period ended September 30, 2000. The average rate earned on loans declined 97 basis points to 8.40% for the three months ended September 30, 2001, from 9.37% for the same period ended September 30, 2000, while the average tax equivalent yield on investment securities and federal funds sold decreased 45 basis points to 6.12% for the three months ended September 30, 2001 from 6.57% for the same period ended September 30, 2000.

Interest expense for the three months ended September 30, 2001 was $3,521,000 compared to $4,165,000 for the same period ended September 30, 2000, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 113 basis points to 3.01% for the three months ended September 30, 2001 compared to 4.14% for the same period ended September 30, 2000, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $64.5 million or 16.2% to $463.6 million for the three months ended September 30, 2001 as compared to $399.1 million for the same period ended September 30, 2000.

The average interest rate on Savings/PIC/MMDA deposit accounts decreased 60 basis points for the three months ended September 30, 2001 compared to the same period ended September 30, 2000, due to lower market rates, while the average balance of such deposit accounts increased $64.7 million or 35.5% to $247.0 million for the three months ended September 30, 2001 as compared to $182.3 million for the three months ended September 30, 2000.

The average interest rate on time deposits decreased 59 basis points for the three months ended September 30, 2001 compared to the same period ended September 30, 2000. This decrease in rate was accompanied by a decrease in the average balance of time deposits of $17.3 million or 10.7% to $143.7 million for the three months ended September 30, 2001 as compared to $161.0 million for the three months ended September 30, 2000.

The average interest rate on short term borrowings, consisting of repurchase agreements and FHLB borrowings, decreased to 3.40% for the three months ended September 30, 2001, compared to 6.04% for the three months ended September 30, 2000. The average balance of short-term borrowings for the three months ended September 30, 2001 increased $17.2 million or 30.9% to $72.9 million as compared to $55.7 million for the three months ended September 30, 2000. The 264 basis point decrease in average rate resulted primarily from decreases in market rates and a change in funding mix, which resulted in a decrease in the higher costing FHLB borrowing average balance of $11.5 million and an increase in the lower costing commercial sweep average balance of $34.1 million for the three months ended September 30 2001 as compared to the three months ended September 30, 2000.

Net interest margin increased to 5.07% for the three months ended September 30, 2001 from 4.92% for the same period ended September 30, 2000, primarily due to the 113 basis point decrease in average rate on interest bearing liabilities, offset by the 75 basis point decrease in the tax equivalent yield on interest earning assets, and the $77.7 million increase in average balance on interest earning assets, offset by the $64.5 million increase in average balance on interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities have affected interest income and expense during the three months ended September 30, 2001 and September 30, 2000, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

                                                              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                             Three Months Ended September 30, 2001     Three  Months  Ended September 30, 2000
                                             -------------------------------------     ---------------------------------------
                                                Average                   Interest      Average                 Interest
($ in thousands)                               Balance     Interest      Rates (3)      Balance     Interest      Rates (3)
                                             ----------  ------------   ---------      ----------  ----------    ---------
Assets:
    Loans(1)(2)                                $347,765    $  7,360      8.40%          $295,961   $  6,993       9.37%
    Investment securities
      & federal funds sold(3)(5)                228,516       3,269      6.12            202,670      3,117       6.57
                                               --------    --------                     --------   --------
      Total interest earnings assets            576,281      10,629      7.49%           498,631     10,110       8.24%
    Other assets(4)(5)                           45,487      38,762
                                               --------    --------
      Total assets(5)                          $621,768    $537,393
                                               ========    ========

Liabilities and stockholders' equity:
    Savings/PIC/MMDA                           $247,010       1,159      1.86%          $182,342      1,129       2.46%
    Time deposits                               143,675       1,738      4.80            160,963      2,187       5.39
    Short-term borrowings                        72,907         624      3.40             55,748        849       6.04
                                               --------     -------                     --------     ------
     Interest bearing deposits and borrowings   463,592       3,521      3.01%           399,053      4,165       4.14%
     Non-interest bearing deposits              105,616           -                       91,690          -
                                               --------     --------                   ---------     ------
      Total deposits and borrowings             569,208       3,521      2.45%           490,743      4,165       3.37%

    Other liabilities                             3,514                                    2,857
                                               --------                                 --------
      Total liabilities                         572,722                                  493,600

Trust preferred securities                       10,500                                   10,500
Stockholders' equity(5)                          38,546                                   33,293
                                               --------                                 --------
      Total liabilities, trust preferred
      securities and stockholders' equity(5)   $621,768                                 $537,393
                                               ========                                 ========
Net interest rate spread(3)                                              5.04%                                   4.87%
Net interest income                                        $  7,108                                 $  5,945
                                                           ========                                 ========
Net interest margin                                                      5.07%                                  4.92%

                                                       Change due to
                                              -----------------------------------------
                                                                    Interest      Rate/
                                              Total     Volume        Rate        Volume
                                              -----     ------        ----        ------

Assets:
    Loans(1)(2)                                $  367     $ 1,224      $(729)     $  (128)
    Investment securities
      & federal funds sold(3)(5)                  152         428       (231)         (45)
                                               -------     -------      -----      -------
      Total interest earnings assets              519       1,652       (960)        (173)
    Other assets(4)(5)

      Total assets(5)

Liabilities and stockholders' equity:
    Savings/PIC/MMDA                               30         400        (273)        (97)
    Time deposits                                (449)       (235)       (240)         26
    Short-term borrowings                        (225)        261        (372)       (114)
                                               -------     ------       ------    --------
     Interest bearing deposits and borrowings    (644)        426        (885)       (185)

        Net interest income                    $1,163    $  1,226      $ (75)      $    12

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

Provision for Loan Losses

The provision for loan losses amounted to $850,000 and $159,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $70,000, or 18.3%, for the three months ended September 30, 2001 compared to the same period in 2000 due to an increase in trust assets and the establishment of an investment services unit. Average trust assets under management increased to $271.3 million for the three months ended September 30, 2001 from $251.8 million for the three months ended September 30, 2000.

Deposit service fees increased by $131,000, or 55.0%, for the three months ended September 30, 2001, compared to the three months ended September 30, 2000, due primarily to an increase in the average balance on savings, checking and money market accounts of $64.7 million, or 35.5%, for the three months ended September 30, 2001 compared to the same period ended September 30, 2000. The deposit balance increase resulted in higher checking and overdraft fees.

Net gain on sale of investment securities amounted to $350,000 and $0 for the three months ended September 30, 2001 and September 30, 2000, respectively. The net gain resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans amounted to $101,000 and $42,000 for the three months ended September 30, 2001 and September 30, 2000, respectively, due primarily to decreases in interest rates beginning in December of 2000 that have resulted in increased refinance and sales volume.

Other income for the three months ended September 30, 2001, was $199,000 compared to $164,000 for the three months ended September 30, 2000. This increase was primarily attributable to company growth. The primary increases were in debit card fees, ATM surcharges, wire transfer fees, safe deposit fees, and commercial letter of credit fees offset by a decrease in merchant credit card fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3,432,000 for the three months ended September 30, 2001, compared to $2,989,000 for the three months ended September 30, 2000, an increase of $443,000 or 14.8%. This increase was primarily due to company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $1,052,000 for the three months ended September 30, 2001, compared with $809,000 for the three months ended September 30, 2000, an increase of $243,000 or 30.0%. The increase was primarily due to the acquisition of the Fleet branches, office renovations for operational support departments, ongoing enhancements to the company's computer systems and increased maintenance and service contracts resulting from the company's growth.

Trust professional and custodial expenses increased by $20,000 or 17.1% for the three months ended September 30, 2001 as compared to the same period in 2000. The increase was primarily due to growth in trust assets under management.

Audit, legal and other professional expenses decreased by $26,000 for the three months ended September 30, 2001 compared to the same period in 2000. This decrease was primarily due to higher legal costs incurred in 2000 related to the formation of a new subsidiary.

Office and data processing supplies expense decreased by $172,000 for the three months ended September 30, 2001 compared to the same period in 2000. The decrease is due to expenditures in 2000 related primarily to the Fleet branch acquisition and the timing of expenditures in 2001.

Advertising and public relations expenses decreased by $147,000 for the three months ended September 30, 2001 compared to the same period in 2000. The decrease was primarily due to expenditures in 2000 related primarily to the Fleet branch acquisition and the timing of expenditures in 2001.

Trust preferred expense was $290,000 and $288,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $198,000 and $149,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. Intangible assets are being amortized over ten years.

Other operating expense was $667,000 and $534,000 for the three months ended September 30, 2001 and September 30, 2000, respectively. The increase of $133,000 or 24.9% for the 2001 period, is primarily due to the company's growth and consists primarily of increased expenses for insurance, telephone system, courier services, charitable contributions, merchant credit card charges, and EDP system security, offset by a decrease in internet banking expense.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended September 30, 2001 and September 30, 2000 were $430,000 and 25.6% and $260,000 and 23.4%, respectively. The increase in effective tax rate resulted primarily from higher pre-tax income which decreases the impact of tax exempt municipal income.


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

Item 4            Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K

                  The following exhibits are included with this report:


                    10.43 Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Diane J. Silva.

                    10.44 Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Brian H. Bullock.

                    10.45 Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman.

                    10.46 Change in Control/Noncompetition Agreement dated as of August 7, 2001 by and among the company, the bank and Chester J. Szablak Jr.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.

DATE:  November 14, 2001              /s/ John P. Clancy, Jr.
                                     -------------------------------------------
                                      John P. Clancy, Jr.
                                      Treasurer