Form 10-K
period 2001-12-31
ENTERPRISE BANCORP INC /MA/
filed 2002-03-27
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
         For the transition period from _____________ to _______________

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

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered

None
-----------------------------         -----------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $44,025,167 as of February 28, 2002

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2002, Common Stock
- Par Value $0.01: 3,462,349 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 7, 2002 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                            ENTERPRISE BANCORP, INC.
                                TABLE OF CONTENTS

                                                                     Page Number
                                     PART I

Item 1   Business                                                              3

Item 2   Properties                                                           18

Item 3   Legal Proceedings                                                    18

Item 4   Submission of Matters to a Vote of Security Holders                  18

                                     PART II

Item 5   Market for Registrant's Common Equity
          and Related Stockholder Matters                                     19

Item 6   Selected Financial Data                                              20

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          21

Item 7A  Quantitative and Qualitative Disclosures About Market Risk           33

Item 8   Financial Statements                                                 36

Item 9   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             67

                                    Part III

Item 10  Directors and Executive Officers of the Registrant                   67

Item 11  Executive Compensation                                               68

Item 12  Security Ownership of Certain Beneficial Owners and Management       68

Item 13  Certain Relationships and Related Transactions                       68

                                     Part IV

Item 14  Exhibits and Reports on Form 8-K                                     68



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

The company's headquarters and the bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices are located in the Massachusetts cities and towns of Billerica, Chelmsford, Dracut, Leominster, Tewksbury, and Westford. The bank's deposit gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of individuals, professionals and growing businesses.

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

At December 31, 2001, the bank had loans outstanding of $376.3 million, which represented 59.7% of the company's total assets. The interest rates charged on loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 2001, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $9.9 million, subject to certain exceptions provided under applicable law. At December 31, 2001, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances for certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

                                                                       December 31,
                         -----------------------------------------------------------------------------------------------------------
                                2001                  2000                  1999                 1998                  1997
                         --------------------  -------------------- --------------------- -------------------- ---------------------
($ in thousands)           Amount        %         Amount       %       Amount        %        Amount       %       Amount       %
                         --------------------  -------------------- --------------------- -------------------- ---------------------

Comm'l real estate      $ 159,117       42.1%    $ 120,390    38.5%    $ 104,940     40.0%   $  80,207    37.1%  $  66,836     36.8%
Commercial                 94,762       25.1%       84,284    26.9%       68,177     26.0%      55,570    25.7%     42,202     23.2%
Residential mortgages      59,967       15.9%       57,037    18.2%       50,156     19.1%      44,680    20.7%     42,648     23.5%
Home equity                24,594        6.5%       21,229     6.8%       14,135      5.4%      13,436     6.2%     12,203      6.7%
Construction               32,428        8.6%       21,894     7.0%       18,198      6.9%      16,637     7.7%     13,149      7.2%
Consumer                    6,697        1.8%        8,210     2.6%        6,672      2.6%       5,682     2.6%      4,657      2.6%
Deferred fees              (1,238)                  (1,027)                 (970)                 (870)              (993)
                        ---------                ---------             ---------             ---------           --------
     Total loans          376,327      100.0%      312,017    100.0%     261,308    100.0%     215,342   100.0%    180,702    100.0%
Allowance for
     Loan losses            8,547                    6,220                 5,446                 5,234               4,290
                        ---------                ---------             ---------             ---------           ---------
Net loans               $ 367,780                $ 305,797               255,862             $ 210,108           $ 176,412
                        =========                =========             =========             =========           =========


Commercial, Commercial Real Estate and Construction Loans

The following table sets forth scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 2001. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

($ in thousands)                                                        Commercial          Construction           Real Estate
                                                                     -----------------    ------------------    ------------------
Amounts due:
     One year or less                                                           2,907     $          11,825     $           2,379
     After one year through five years                                         31,247                 1,322                11,096
     Beyond five years                                                         60,608                19,281               145,642
                                                                     -----------------    ------------------    ------------------
                                                                               94,762     $          32,428     $         159,117
                                                                     =================    ==================    ==================
Interest rate terms on amounts due after one year:
     Fixed                                                                     18,581     $           3,821     $          19,725
     Adjustable                                                                73,274                16,782               137,013


Scheduled contractual maturities do not reflect the actual maturities of loans. The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing (including equipment leases), standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $5.0 million, $4.6 million, and $4.0 million as of December 31, 2001, 2000, and 1999, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $264.0 million at December 31, 2001, representing an increase of $52.5 million, or 24.8%, from the previous year. This compares to an increase of $31.4 million, or 17.5%, from 1999 to 2000. Included in commercial and construction loan amounts are unsecured commercial loans and residential construction loans outstanding of $19.0 million and $3.3 million at December 31, 2001, representing an increase of $7.6 million in unsecured commercial loans and a decrease of $0.3 million in residential construction from the previous year. The growth in 2001 is a reflection of the bank's customer-call efforts, service culture, continued effective advertising and increased market penetration.

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

The construction lending committee, consisting of five members of the board of directors, meets quarterly to review a sample of loan projects included in the construction loan portfolio. The construction lending committee also reviews current portfolio statistics, as well as current market conditions and issues relating to the construction and real estate development industry. The bank has an independent, internal loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines and monitors ongoing quality of the loan portfolio. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets on a periodic basis to discuss loans on the bank's internal "watch list" and classified loan report. The overdue loan review committee, consisting of six members of the board of directors, also meets quarterly to review and assess all loan delinquencies.

The bank has also established an internal credit review committee, consisting of senior lending officers and loan review personnel. The committee meets on an as needed basis to review loan requests for certain commercial borrowers where the total committed amount to the borrower exceeds $2.5 million, as well as other borrower relationships recommended for discussion by committee members. The bank's executive committee approves loans exceeding $2.5 million and the bank's board of directors also approves loans exceeding $5.0 million.


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

Residential mortgage loans made by the bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and a review of the asset/liability position of the bank, management may elect to sell or hold for the bank's portfolio residential loan production. The bank generally sells fixed rate residential mortgage loans and puts variable rate loans into the bank's portfolio. The bank may retain or sell the servicing when selling the loans. The decision to hold or sell new loan production is made in conjunction with the overall asset/liability management program of the bank. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. All loans sold are currently sold without recourse.

Residential mortgage loans were $60.0 million at December 31, 2001, representing an increase of $2.9 million, or 5.1%, from the previous year. This compares to an increase of $6.9 million, or 13.7%, in 2000 from 1999. Residential loan origination volume, including both loans sold and retained, increased in 2001 over 2000 due to a continued favorable real estate market, and an increase in demand for refinancing existing mortgages resulting from a decrease in interest rates during the period.

Home Equity Loans

Home equity loans are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have fixed interest rates for a period of one or three years and subsequently adjust monthly based on changes in the prime rate.

Home equity loans were $24.6 million at December 31, 2001, representing an increase of $3.4 million, or 15.9%, from the previous year. This compares to an increase of $7.1 million, or 50.2%, in 2000 from 1999. The increase in the outstanding loan balance in 2001 was not as significant as the increase in 2000 due to the increased volume in 2001 in residential mortgage refinancing, which resulted from a decrease in interest rates during 2001.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines extended to individual customers.

Consumer loans were $6.7 million at December 31, 2001, representing a decrease of $1.5 million or 18.4%, from the previous year. This compares to an increase of $1.5 million, or 23.1%, in 2000 from 1999.

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

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 2001 and 2000 were $1.4 million and $0.2 million, respectively. Accruing restructured loans as of December 31, 2001 and 2000 were $146,000 and $167,000, respectively.

Additional information regarding these risk elements is contained in Item 7, Management Discussion and Analysis, and Item 8, Financial Statements, contained in this report and under the heading "Allowance for Loan Losses" below.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                      Years Ended December 31,
                                             ---------------------------------------------------------------
                 ($ in thousands)                2001         2000         1999         1998         1997
                                             ----------    ---------    ---------    ---------    ----------
Average loans outstanding                     $ 340,593    $ 285,792    $ 232,843    $ 200,491    $ 162,594
                                              =========    =========    =========    =========    =========

Balance at beginning of year                  $   6,220    $   5,446    $   5,234    $   4,290    $   3,895

Charged-off loans:
     Commercial                                     182          229           63           87          165
     Commercial real estate                          --           --           --           --          125
     Construction                                    --           --          100           --           --
     Residential mortgage                            --           --           --           --           --
     Home equity                                     --           --           --           --           --
     Consumer                                        43           57            9           53           11
                                              ---------    ---------    ---------    ---------    ---------
         Total charged-off                          225          286          172          140          301
                                              ---------    ---------    ---------    ---------    ---------

Recoveries on loans previously charged-off:
     Commercial                                      28           24           54            6           52
     Commercial real estate                          --           48            2           --          155
     Construction                                    --          100           25           --           --
     Residential mortgage                            20           --           --            6            2
     Home equity                                     --           25            5            7           40
     Consumer                                        24           10           28           35          127
                                              ---------    ---------    ---------    ---------    ---------
         Total recoveries                            72          207          114           54          376
                                              ---------    ---------    ---------    ---------    ---------

Net loans charged-off (recovered)                   153           79           58           86          (75)
Provision charged to operations                   2,480          603          270        1,030          320
Addition related to acquired loans                   --          250           --           --           --
                                              ---------    ---------    ---------    ---------    ---------
Balance at December 31                        $   8,547    $   6,220    $   5,446    $   5,234    $   4,290
                                              =========    =========    =========    =========    =========

Net loans charged-off (recovered) to
     average loans                                 0.04%        0.03%        0.02%        0.04%       (0.05%)
Net loans charged-off (recovered) to
     Allowance for loan loss                       1.79%        1.27%        1.07%        1.64%       (1.75%)
Allowance for loan losses to loans                 2.27%        1.99%        2.08%        2.43%        2.37%
Allowance for loan losses to
     non-performing loans                        455.60%      575.93%      184.86%      384.85%      384.06%
Recoveries to charge-offs                         32.18%       72.38%       66.28%       38.57%      124.92%

The ratio of the allowance for loan losses to non-performing loans was 455.60% at December 31, 2001 compared to 575.93% and 184.86% at December 31, 2000 and
1999, respectively. The decrease in 2001 resulted from an increase in nonperforming loans and a weakened economy during 2001. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan loss was adequate at December 31, 2001. During 2001, the bank added approximately $2.5 million to the allowance for loan losses compared to $0.6 million for the same period in 2000. Management felt that it was prudent to increase the allowance for loan losses in light of the economic uncertainty during this period.

The following table represents the allocation of the bank's allowance for loan losses and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

                                                                           December 31,
                        -----------------------------------------------------------------------------------------------------------
                               2001                  2000                  1999                 1998                  1997
                        --------------------  -------------------- --------------------- -------------------- ---------------------
($ in thousands)          Amount      %         Amount      %        Amount       %        Amount       %       Amount         %
                        --------------------  -------------------- --------------------- -------------------- ---------------------

Comm'l real estate         $ 3,565    42.1%      $ 2,598    38.5%      $ 2,312    40.0%      $ 2,591   37.1%      $ 2,161    36.8%
Commercial                   2,482    25.1%        2,120    26.9%        1,490    26.0%        1,111   25.7%          844    23.2%
Construction                   776     8.6%          487     7.0%          926     6.9%          665    7.7%          338     7.2%
Residential mortgage           999    15.9%          875    18.2%          635    19.1%          568   20.7%          525    23.5%
Consumer                       133     8.3%          140     9.4%           83     8.0%          194    8.8%          167     9.3%
Unallocated                    592                     -                     -                   105                  255
                        -----------           -----------          ------------          ------------         ------------
     Total                 $ 8,547   100.0%      $ 6,220   100.0%      $ 5,446   100.0%      $ 5,234  100.0%      $ 4,290   100.0%
                        ===========           ===========          ============          ============         ============

There was no unallocated reserve as of December 31, 2000. The increase in the unallocated reserve to $0.6 million at December 31, 2001 resulted from increasing the provision for loan losses in the 3rd and 4th quarters of 2001. Management felt that it was prudent to increase the allowance for loan losses in light of the economic uncertainty during this period, especially after September 11, 2001. The allocation of the allowance for loan losses above reflects management's judgment of the relative risks of the various categories of the bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                                      December 31,
                                                     -----------------------------------------------------------------------------
                   ($ in thousands)                      2001             2000            1999             1998            1997
                                                     --------------   --------------  --------------   --------------  -----------

Non-accrual loans*                                         $ 1,874          $ 1,054         $ 2,898          $ 1,263      $ 1,043
Accruing loans > 90 days past due                                1               26              48               97           74
                                                     --------------   --------------  --------------   -------------- ------------
    Total non-performing loans                               1,875            1,080           2,946            1,360        1,117
Other real estate owned                                          -                -               -              304          393
                                                     --------------   --------------  --------------   -------------- ------------
    Total non-performing assets                            $ 1,875          $ 1,080         $ 2,946          $ 1,664      $ 1,510
                                                     ==============   ==============  ==============   ============== ============

Restructured loans not included above                       $  146           $  167          $  514           $  538          $  260
Delinquent loans 30-89 days past due                         1,119              425           1,785            1,473           2,074

Non-performing loans: Loans                                  0.50%            0.35%           1.13%            0.63%           0.62%
Non-performing assets:  Total assets                         0.30%            0.19%           0.66%            0.46%           0.47%
Delinquent loans 30-89 days past due: Loans                  0.30%            0.14%           0.68%            0.68%           1.15%


* Impaired loans included in non-accrual loans as of December 31, 2001 and 2000 were $1.3 million and $0.5 million, respectively. The increase in impaired loans in 2001 from 2000 resulted primarily from two borrowers.

Non-accrual loans increased by $0.8 million, to $1.9 million at December 31, 2001, as compared to the prior year. The increase was primarily attributable to a weakened economy during 2001. The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Continuing adverse conditions in the local, regional or national economy could result in a further increase to non-performing assets in the future, despite prudent loan underwriting.

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

At December 31, 2001, 2000, and 1999 all investment securities were classified as available for sale and were carried at fair market value. The net unrealized appreciation at December 31, 2001, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $3.3 million. The following table summarizes the fair market value of investments at the dates indicated:

                                                          December 31,
                                                 -------------------------------
($ in thousands)                                    2001       2000       1999
                                                 ---------   --------  ---------

U.S. treasuries and agencies                      $ 15,659   $ 33,610   $ 29,544
Mortgage backed securities                         120,353     95,775     78,431
Municipals                                          57,747     52,498     42,491
FHLB stock                                           3,301      3,301      2,961
                                                  --------   --------   --------
    Total investments available-for-sale          $197,060   $185,184   $153,427
                                                  ========   ========   ========


The contractual maturity distribution, as of December 31, 2001, of the total bonds and obligations above with the weighted average yield for each category is as follows:

                           Under 1 Year           1 - 3 Years           3 - 5 Years            5 - 10 Years         Over 10 Years
                        --------------------  --------------------- ---------------------  --------------------- -------------------
($ in thousands)        Balance     Yield      Balance     Yield     Balance     Yield      Balance     Yield     Balance     Yield
                        ---------  ---------  ---------- ---------- ----------  ---------  ---------- ---------- ---------- --------

U.S. treasuries
    and agencies        $      -         -%   $       -         -%  $   4,905      4.48%   $  10,754    7.36%  $       -         -%
MBSs                           -         -%         720      6.31%     10,117      5.36%      34,097    5.68%     75,419      6.42%
Municipals*                4,035      5.13%      10,905      5.96%     11,080      6.26%      14,368    5.97%     17,359      6.65%
                        ---------             ----------            ---------              ----------          ----------
                        $  4,035      5.13%   $  11,625      5.98%  $  26,102      5.58%   $  59,219    6.06%  $  92,778      6.46%
                        =========             ==========            ==========             ==========          ==========

* Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities do not reflect the actual expected maturities of the investments. MBSs are shown at their final maturity. However, due to prepayments and expected amortization the actual cash flows will be faster than presented above. Similarly, included in the U.S. treasuries and agencies category is $10.6 million in securities which can be "called" before maturity. Actual maturity of these callable securities could be shorter in a falling interest rate environment. Management considers these factors when evaluating the net interest margin in the bank's asset/liability management program.

The increase in investment securities available-for-sale to $197.1 million at December 31, 2001 from $185.2 million at December 31, 2000, was primarily due to deposit growth, and an increase in unrealized appreciation from $2.3 million at December 31, 2000 to $5.0 million at December 31, 2001.

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

                                                                       December 31,
                      --------------------------------------------------------------------------------------------------------------
                                     2001                                  2000                                 1999
                      ------------------------------------  ------------------------------------ -----------------------------------
($ in thousands)        Average    Average       % of         Average     Average      % of        Average     Average      % of
                        Balance      Rate      Deposits       Balance      Rate      Deposits      Balance      Rate      Deposits
                      ----------------------- ------------  ------------ ---------- ------------ ------------ ---------- -----------

Demand                $   104,233          -       21.43%   $    83,194          -       20.70%  $    63,691          -       19.66%

Savings                    70,465      2.42%       14.49%        48,622      2.96%       12.10%       26,203      2.37%        8.09%
PIC                       100,546      0.88%       20.67%        75,687      1.63%       18.83%       61,293      1.80%       18.92%
Money market               64,534      2.85%       13.27%        36,634      3.33%        9.11%       28,197      2.48%        8.70%
                      ------------            ------------  ------------            ------------ ------------            -----------
                          235,545      1.88%       48.43%       160,943      2.42%       40.04%      115,693      2.09%       35.71%

Time deposits             146,577      5.00%       30.14%       157,818      5.32%       39.26%      144,629      5.05%       44.63%
                      ------------            ------------  ------------            ------------ ------------            -----------
    Total             $   486,355      2.42%      100.00%   $   401,955      3.06%      100.00%  $   324,013      3.00%      100.00%
                      ============            ============  ============            ============ ============            ===========

The decrease in the average rate on savings accounts to 2.42% for 2001 from 2.96% for 2000 resulted primarily from declining interest rates during 2001.

The decrease in the average rate on PIC accounts to 0.88% for 2001 from 1.63% for 2000 resulted primarily from declining interest rates during 2001.

The decrease in the average rate on money market accounts to 2.85% for 2001 from 3.33% for 2000 resulted primarily from decreases in rates paid on both commercial money market and personal money market accounts.

The decrease in the average rate on time deposits to 5.00% for 2001 from 5.32% for 2000 resulted primarily from interest rate decreases during 2001.

The decrease in the average rate paid on total deposits to 2.42% for 2001 from 3.06% for 2000 resulted primarily from decreases in interest rates during 2001. Growth in non-interest bearing demand accounts also contributed to the overall reduction in the average rate paid on deposits during 2001.

See note 7 to the consolidated financial statements in Item 8 for further information.


Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (the "FHLB"). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the bank's asset/liability management program. At December 31, 2001 the bank had the capacity to borrow up to approximately $75.2 million from the FHLB, with actual outstanding balances of $0.5 million at an average rate of 5.94%. The bank has the opportunity to increase it's capacity to borrow an additional $84.0 million if the bank pledges it's stock investment in Enterprise Realty Trust, Inc., which is a substantially owned subsidiary of the bank that invests in commercial and residential mortgage loans originated by the bank and in investment securities. The bank anticipates pledging it's stock in Enterprise Realty Trust, Inc. during the second quarter of 2002. The average rate paid on FHLB borrowings for the year ended December 31, 2001 was 4.96%.

The bank also borrows funds from customers secured by the bank's investment securities. These repurchase agreements represent a cost competitive funding source for the bank. These instruments are either term agreements or overnight borrowings, as a part of the bank's commercial sweep accounts. Interest rates on the bank's commercial sweep accounts are dependent on changes in the U.S. treasury market. Interest rates paid by the bank on the term repurchase agreements are based on market conditions and the bank's need for additional funds at the time of the transaction. As of December 31, 2001, the bank had $44.0 million in repurchase agreements of all types outstanding with a weighted average interest rate of 1.64%. Of this total amount outstanding, the repurchase agreements that represented overnight borrowings, as part of the bank's commercial sweep accounts, amounted to $43.0 million.

Management has recently evaluated the bank's commercial sweep product along with certain collateral requirements associated with sweep accounts. On the basis of these considerations, management has determined that the bank will transition these sweep account balances to a third party, Federated Investors, Inc. ("Federated"). This transition to Federated commenced during the fourth quarter of 2001 and is expected to be completed during 2002. Under the arrangements with Federated, the investment portion of the bank's commercial sweep accounts are swept into money market mutual funds managed by Federated, rather than into overnight repurchase agreements secured by municipal securities held by the bank. Management believes that this transition will provide commercial customers with an opportunity for enhanced interest rate earnings on sweep accounts, while continuing to provide these customers with a conservative investment option of the highest quality and safety. The Federated funds that are used in connection with the bank's commercial sweep accounts invest in only short-term U.S. Treasuries, government agency securities and repurchase agreements backed by government securities.




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

                    Investment Management and Trust Services

The bank provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include securities brokerage services through a third party service arrangement with Commonwealth Equities, Inc., a licensed securities brokerage firm, commercial sweep accounts through Federated Investor's, Inc. and management of equity, fixed income, balanced and strategic cash management portfolios. Portfolios are managed based on the investment objectives of each client. At December 31, 2001, the bank had $311.6 million in assets under management.

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

Enterprise Insurance Services LLC conducts insurance sales activities through a third party service arrangement with C.J. McCarthy Insurance Agency, Inc., a full service insurance agency headquartered in Wilmington, Massachusetts. Enterprise Insurance Services provides, through McCarthy Insurance Agency, a wide array of business-oriented insurance products and services, including property and casualty insurance, employee benefits, retirement plans, and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the bank's market area.

                                eCommerce Banking

The bank uses an outside service bureau to provide Internet-based banking services to commercial customers. Major capabilities include: viewing balances; internal transfers; loan payments; ACH origination; federal tax payments; initiate stop payments; and initiate wire transfer requests.

The bank uses an in-house turn-key solution from its core banking system vendor for retail internet banking services. During the second quarter of 2002 the Bank will be testing a similar turn-key system from the same vendor that will be designed for commercial customers. Once testing is completed on this system, commercial customers will be migrated off the service bureau solution to the new in-house solution. In addition to the services described above, both in-house solutions also give customers access to images of checks paid as well as previous account statements.

The bank currently uses an outside vendor to design, support and host its website. In addition to access to internet banking services, the site provides information on the bank and its services as well as access to various financial management tools. The underlying structure of the site provides for dynamic maintenance of the information by bank personnel via a database driven architecture. It also includes the following major capabilities (in addition to providing the access point to various specified banking services): career opportunities; loan and deposit rates; calculators and an ATM/Branch Locator/Map.

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

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. New England's largest bank is headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. Larger banks have competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as Internet banking and PC banking, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others may increase regulatory requirements. For example, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which was enacted on November 12, 1999, contains sections that remove the legal barriers that formerly served to separate the banking industry from the insurance and securities industries. The GLB Act also includes, however, new restrictions on financial institutions' sharing of customer information and additional consumer privacy requirements. The federal banking agencies have adopted new consumer financial privacy regulations under the GLB Act, and additional consumer privacy requirements remain under consideration at both the federal and state levels. In addition, provisions of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which was enacted on October 26, 2001, in response to the September 11th terrorist attacks on the United States, impose new anti-money laundering requirements, including a requirement that the United States Department of the Treasury issue minimum "know your customer" standards within one year following Congress's enactment of the USA PATRIOT Act. To the extent that changes in the regulation of financial services may further increase competition, such as the sections of the GLB Act that remove the legal barriers formerly separating the banking, insurance and securities industries, these changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking or financial services industries generally, such as the sections of the GLB Act that impose new consumer privacy requirements as well as the further federal and state proposals relating to these issues, or the provisions of the USA PATRIOT Act that impose new anti-money laundering requirements, including the minimum "know your customer" standards that the United States Department of the Treasury will be required to issue under this legislation, could result in the bank incurring additional operating and compliance costs, which in turn could impede profitability.

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

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and files reports with the Federal Reserve Board as required under the Bank Holding Company Act. Under applicable Massachusetts's law, the company is also subject to the supervisory jurisdiction of the Commissioner.

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

                                Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth. The primary sources of capital have been the sale of common stock in 1988 and 1989, retention of earnings less dividends paid since the bank commenced operations, and the issuance of $10.5 million trust preferred securities in 2000.

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

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total capital requirement is 8% of average assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. At the bank level, as at the company level on a consolidated basis, the intangible assets resulting from the Fleet branch acquisition must be deducted from Tier 1 capital in calculating regulatory capital ratios. In addition, the company contributed $10.3 million of proceeds from the sale of trust preferred securities to the bank during 2000. The proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation.

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

                                    Employees

At December 31, 2001, the bank employed 207 full-time equivalent employees, including 76 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

Item 2.  Property

The company's and the bank's main office is leased and located at 222 Merrimack Street, Lowell, Massachusetts. The building provides 11,161 square feet of interior space and has private customer parking along with public parking facilities in close proximity.

The bank leases 31,831 square feet of space at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts. The two buildings are connected and serve as office space for operational support departments and loan officers.

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

On July 21, 2000, the bank purchased a former Fleet National Bank branch located at 20 Drum Hill Road, Chelmsford, Massachusetts. The branch has 3,579 square feet of interior space, two drive-ups windows, an ATM, and ample parking.

On July 21, 2000, the bank purchased a former Fleet National Bank branch located at 233 Boston Road, N. Billerica, Massachusetts. 4,288 square feet of interior space, three drive-ups windows, an ATM, and ample parking.

The bank leases space at 430-434 Gorham Street, Lowell, Massachusetts. The branch office provides 3,120 square feet of interior space and 7 parking spaces.

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


Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

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

                                    Trading         Share Price     Share Price
           Fiscal Year              Volume            High             Low
     ---------------------      ----------------- ---------------- -------------
      2001:
            1st Quarter             25,500         $   18.00      $   18.00
            2nd Quarter             10,625             18.00          18.00
            3rd Quarter              4,850             18.50          18.00
            4th Quarter              1,000             19.00          18.50

      2000:
            1st Quarter              2,000         $   16.00      $   16.00
            2nd Quarter              2,952             16.00          16.00
            3rd Quarter              3,775             16.00          16.00
            4th Quarter              3,225             18.00          16.00


The number of shares outstanding of the company's common stock and number of shareholders of record as of February 28, 2002, were 3,462,349 and 643, respectively.

Dividends

The company declared and paid annual cash dividends of $0.2875 per share and $0.2500 per share in 2001 and 2000, respectively. Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments are deemed "judicious" by the board of directors and will not impair the bank's capital stock. FDICIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

The term "net profits" is not defined under the Massachusetts banking statutes, but it is generally understood that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital. At December 31, 2001, the bank's undivided profits account (from which dividends may be paid to the company) had a balance of $13.6 million.

Item 6.       Selected Financial Data

                                                                                     Year Ended December 31,
                                                           -------------------------------------------------------------------------
($ in thousands, except per share data)                        2001            2000            1999            1998           1997
                                                           -------------------------------------------------------------------------
EARNINGS DATA

Net interest income                                        $    27,423    $    22,017    $    17,239    $    15,721    $    13,800
Provision for loan losses                                        2,480            603            270          1,030            320
                                                           -----------    -----------    -----------    -----------    -----------
Net interest income after provision                             24,943         21,414         16,969         14,691         13,480
    for loan losses
Non-interest income                                              4,564          3,169          2,608          2,441          1,929
Net gains (losses) on sales of investment securities               941            129            183            476            (37)
Non-interest expense                                            23,800         19,966         14,188         12,651         10,815
                                                           -----------    -----------    -----------    -----------    -----------
Income before income taxes                                       6,648          4,746          5,572          4,957          4,557
Income tax expense                                               1,744          1,142          1,489          1,456          1,645
                                                           -----------    -----------    -----------    -----------    -----------
Net income                                                 $     4,904    $     3,604    $     4,083    $     3,501    $     2,912
                                                           ===========    ===========    ===========    ===========    ===========


COMMON SHARE DATA 1

Basic earnings per share                                   $      1.43    $      1.08    $      1.28    $      1.11    $      0.93
Diluted earnings per share                                        1.39           1.07           1.22           1.06           0.91
Book value per share at year end 2                               11.38          10.17           9.35           8.27           7.34
Dividends paid per share                                        0.2875         0.2500         0.2100         0.1750         0.1625
Basic weighted average shares outstanding                    3,432,255      3,322,364      3,187,292      3,165,134      3,152,924
Diluted weighted average shares outstanding                  3,530,965      3,369,025      3,335,338      3,299,432      3,224,054


YEAR END BALANCE SHEET AND OTHER DATA

Total assets                                               $   630,544    $   572,814    $   443,095    $   360,481    $   322,623
Loans                                                          376,327        312,017        261,308        215,342        180,702
Allowance for loan losses                                        8,547          6,220          5,446          5,234          4,290
Investment securities at fair value                            197,060        185,184        153,427        114,659        112,886
Federal funds sold                                               6,500         28,025           --            6,255          3,775
Deposits, repurchase agreements and escrow                     571,863        520,882        362,915        329,968        294,908
FHLB borrowings                                                    470            470         50,070            470          1,420
Trust preferred securities                                      10,500         10,500           --             --             --
Total stockholders' equity 2                                    39,404         34,670         30,207         26,202         23,210
Mortgage loans serviced for others                              21,646         25,699         24,001         26,491         27,307
Investment assets under management                             311,648        289,284        216,731        195,361        165,658

Total assets, investment assets under management and
    mortgage loans serviced for others                         963,838        887,797        683,827        582,333        515,588


RATIOS

Net income to average total assets 2                              0.81%          0.71%          1.06%          1.03%          0.95%
Net income to average stockholders' equity 2                     13.30%         11.07%         14.59%         14.25%         13.38%
Allowance for loan losses to loans                                2.27%          1.99%          2.08%          2.43%          2.37%
Stockholders' equity to assets 2                                  6.28%          6.07%          6.78%          7.29%          7.21%


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

Financial Condition

Total Assets

Total assets increased $57.7 million, or 10.1%, to $630.5 million at December 31, 2001 from $572.8 million at December 31, 2000. The increase is primarily attributable to growth in loans of $64.3 million, or 20.6%, as well as an increase in investment securities of $11.9 or 6.4%, offset by a decrease in federal funds sold of $21.5 million. The growth was primarily funded through deposit growth of $64.8 million or 14.0%, offset by a decrease in short-term borrowings, including repurchase agreements and commercial sweep accounts, of $13.8 million or 23.7%. The bank had $470,000 in outstanding borrowings from the FHLB at December 31, 2001.

Loans

Total loans were $376.3 million, or 59.7% of total assets, at December 31, 2001, compared with $312.0 million, or 54.5% of total assets, at December 31, 2000. The increase in loans outstanding was attributable to favorable interest rates, continued customer-call efforts, marketing and advertising, and increased market penetration. During 2001, commercial real estate loans increased $38.7 million, or 32.2%, other loans secured by real estate (residential mortgages and construction loans) increased by $13.5 million, or 17.1%, commercial loans increased by $10.5 million, or 12.4%, home equity loans increased $3.4 million, or 15.9%, and consumer loans decreased $1.5 million, or 18.4%.

Asset Quality

The non-performing asset balance increased to $1.9 million, at December 31, 2001, from $1.1 million the previous year. This increase primarily resulted from a weakened economy during 2001. Delinquencies in the 30-89 day category increased from $0.4 million at December 31, 2000 to $1.1 million at December 31, 2001. Despite the increase at December 31, 2001 compared to December 31, 2000, non-performing assets continue to be relatively low by historical measures due to management's continued efforts to work out existing problem assets and thereby limit additions to this category.

The bank uses an asset classification system, which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 2001, the bank classified $3.1 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $1.9 million in non-performing loans. The remaining balance of substandard loans is performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

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

The bank uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, the strength of the local and national economy, interest rates and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date.

The ratio of the allowance for loan losses to non-performing loans decreased to 455.60% at December 31, 2001 from 575.93% and 184.86% at December 31, 2000 and
1999, respectively. The decrease in 2001 resulted from an increase in non-performing loans, offset by an increase in the allowance for loan losses.

The ratio of the allowance for loan losses to loans increased to 2.27% at December 31, 2001 from 1.99% at December 31, 2000. The increase in this ratio has resulted from an increase in the provision for loan losses of $1.9 million from the previous year. During 2001 management felt it was prudent to increase the allowance for loan losses in light of economic uncertainty. Net loans charged-off (recovered) to average loans were 0.04%, 0.03%, 0.02%, 0.04%, and (0.05)% at December 31, 2001, 2000, 1999, 1998, and 1997, respectively.
Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels of outstanding loans and known and inherent risks in the loan portfolio, and will continue to monitor the need to add to the bank's allowance for loan losses.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2001.

Investments

Investments (including federal funds sold) totaled $203.6 million, or 32.3% of total assets, at December 31, 2001, compared to $213.2 million, or 37.2% of total assets, at December 31, 2000. As of December 31, 2001, the net unrealized appreciation in the investment portfolio was $5.0 million compared to $2.3 million at December 31, 2000. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The increase in net unrealized appreciation at December 31, 2001 is the result of lower interest rates at year end. The unrealized appreciation will be realized if the securities are sold. The unrealized appreciation on the investment portfolio will also decline as the securities approach maturity.

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

The company's primary source of funds is dividends from the bank and long-term borrowings.

Deposits and Borrowings

Deposits, including escrow deposits, increased $64.8 million, or 14.0%, to $527.9 million, at December 31, 2001, from $463.1 million, at December 31, 2000. The bank improved its deposit mix during 2001. Lower cost checking and savings deposits increased $72.1 million during 2001 while certificates of deposit decreased $7.3 million. The increase in deposits resulted primarily from continued penetration in existing markets due to the bank's business development efforts, as well as competitive cash management and Internet banking products.

Total borrowings, consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings, decreased by $13.8 million from December 31, 2000 to December 31, 2001.

Repurchase agreements decreased $13.8 million or 23.9% during 2001 and include both commercial sweep accounts and term repurchase agreements. Commercial sweep accounts decreased from $54.9 million at December 31, 2000 to $43.0 million at December 31, 2001. The decrease is primarily due to the low rate environment requiring customers to maintain higher compensating balances in demand deposit accounts to offset associated commercial sweep account fees. Management has temporarily reduced commercial sweep account fees in order to maintain balances in commercial sweep accounts. Term repurchase agreements also decreased from $2.9 million at December 31, 2000 to $0.9 million at December 31, 2001.

During 2001 and continuing into 2002, the bank has implemented a new commercial sweep product, which allows customers to sweep their balances into Federated money market mutual funds, instead of overnight repurchase agreements secured by municipal securities held by the bank. At December 31, 2001, sweep balances managed by Federated amounted to $23.2 million. Sweep balances held at Federated are not liabilities of the bank and are included in investment assets under management of $311.6 million at December 31, 2001.

FHLB borrowings are unchanged at $0.5 million at December 31, 2001 from December 31, 2000.

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

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 2001 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations.

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

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2001, see note 10, "Stockholders' Equity", to the consolidated financial statements contained in Item 8.


Results of Operations

The company's results of operations depend primarily on the results of operations of the bank. The bank's results of operations depend primarily on the bank's net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the provision for loan losses. Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accrual loans and changes in interest rates. The provision for loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of net charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by the bank's non-interest income, which consists primarily of trust fees, deposit account fees, and gains and losses on sales of securities and loans, as well as the bank's level of non-interest expense and income taxes.

Rate/Volume Analysis

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 2001, 2000 and 1999.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2001 and 2000. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).

                                                                               December 31,
                                             ---------------------------------------------------------------------------------------
                                                              2001 vs. 2000                                  2000 vs. 1999
                                             ----------------------------------------------------  ---------------------------------
($ in thousands)                                                      Rate/                                  Rate/
                                              Volume       Rate       Volume   Total     Volume     Rate     Volume      Total
                                             --------    --------   --------   ------    -------   -------    -------    -------

Interest Income
     Loans                                    $ 5,081    $(2,352)   $  (451)   $ 2,278    $ 4,715   $   853    $   194    $ 5,762
     Investments and Federal Funds sold         1,880       (629)      (135)     1,116      3,825       163        (42)     3,946
                                              -------    -------    -------    -------    -------   -------    -------    -------
         Total                                  6,961     (2,981)      (586)     3,394      8,540     1,016        152      9,708
                                              -------    -------    -------    -------    -------   -------    -------    -------

Interest Expense
     Savings/PIC/MM                             1,807       (880)      (407)       520        947       381        149      1,477
     Time deposits                               (599)      (512)        37     (1,074)       665       401         37      1,103
     Borrowed funds                               101     (1,519)       (40)    (1,458)     1,675       316        359      2,350
                                              -------    -------    -------    -------    -------   -------    -------    -------
         Total                                  1,309     (2,911)      (410)    (2,012)     3,287     1,098        545      4,930
                                              -------    -------    -------    -------    -------   -------    -------    -------
Change in net interest income                 $ 5,652    $   (70)   $  (176)   $ 5,406    $ 5,253   $   (82)   $  (393)   $ 4,778
                                              =======    =======    =======    =======    =======   =======    =======    =======


                                                          Average Balances, Interest and Average Interest Rates
                                              Year ended December 31, 2001               Year ended December 31, 2000
                                        -----------------------------------------  -----------------------------------------
($ in thousands)                                                     Average         Average                    Average
                                          Average                    Interest        Average                    Interest
                                          Balance       Interest     Rate(4)         Balance     Interest       Rate(4)
                                        -----------------------------------------  -----------------------------------------

Assets:

     Loans (1)(2)                          $340,593    $ 28,776        8.45%        $285,792     $ 26,498       9.27%
     Investment securities and
          federal funds sold (4)(5)         219,198      12,764        6.22%         190,488       11,648       6.55%
                                           --------    --------                     --------     --------
          Total interest earnings assets    559,791      41,540        7.58%         476,280       38,146       8.18%
     Other assets (3)(5)                     45,025                                   34,317
                                           --------                                 --------
         Total assets (5)                  $604,816                                 $510,597
                                           ========                                 ========

 Liabilities and stockholders' equity:

     Savings, PIC and money market         $235,545    $  4,419        1.88%        $160,943     $  3,899       2.42%
     Time deposits                          146,577       7,329        5.00%         157,818        8,403       5.32%
     Short-term borrowings                   66,233       2,369        3.58%          64,534        3,827       5.93%
                                           --------    --------                     --------     --------
         Total interest-bearing
              deposits and borrowings       448,355      14,117        3.15%         383,295       16,129       4.21%

Net interest rate spread (4)

     Non-interest bearing deposits          104,233                                  83,194
                                           --------     -------                     -------       -------
         Total deposits and borrowings      552,588      14,117        2.55%         466,489       16,129       3.46%

     Other liabilities                        4,846                                    3,585
                                           --------                                 --------
         Total liabilities                  557,434                                  470,074

Trust preferred securities                   10,500                                    7,975

Stockholders' equity (5)                     36,882                                   32,548
                                           --------                                  -------

         Total liabilities, trust
              preferred securities and
              stockholders' equity (5)     $604,816                                 $510,597
                                           ========                                 ========
Net interest Income                                    $ 27,423                                  $ 22,017
                                                       ========                                  ========

Net interest margin (4)                                                5.05%                                    4.80%




























                                               Year ended December 31, 1999
                                         ---------------------------------------
                                                                       Average
                                          Average                      Interest
                                          Balance       Interest       Rate(4)
                                        ----------------------------------------
Assets:
     Loans (1)(2)                          $232,843    $ 20,736        8.91%
     Investment securities and
          federal funds sold (4)(5)         130,937       7,702        6.42%
                                           --------    --------
          Total interest earnings assets    363,780      28,438        8.01%
                                                       --------
     Other assets (3)(5)                     21,395
                                           --------
         Total assets (5)                  $385,175
                                           ========

 Liabilities and stockholders' equity:

     Savings, PIC and money market         $115,693     $ 2,422        2.09%
     Time deposits                          144,629       7,300        5.05%
     Short-term borrowings                   30,243       1,477        4.88%
                                           --------     -------
         Total interest-bearing             290,565      11,199        3.85%
              deposits and borrowings

Net interest rate spread (4)                                           4.16%

     Non-interest bearing deposits          63,691
                                           --------     -------
         Total deposits and borrowings      354,256      11,199        3.16%

     Other liabilities                       2,765
                                           -------
         Total liabilities                 357,021

Trust preferred securities                      --

Stockholders' equity (5)                    28,154
                                          --------
         Total liabilities, trust
              preferred securities and
              stockholders' equity (5)    $385,175
                                          ========

Net interest Income                                     $17,239
                                                        =======

Net interest margin (4)                                                4.93%


(1)   Average loans include non-accrual loans.

(2)   Average loans are net of average deferred loan fees.

(3) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

(4) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis. The tax equivalent effect was $866, $826, and $710 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5)   Excludes the effect of SFAS No. 115

The bank manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the bank's earning assets.

              COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Net Income

The company had net income in 2001 of $4.9 million, or $1.43 per share and $1.39 per share on a basic and fully diluted basis, respectively, compared with net income in 2000 of $3.6 million, or $1.08 per share and $1.07 per share on a basic and fully diluted basis, respectively. The increase in net income of $1.3 million, or 36.1%, was primarily the result of an increase of $5.4 million in net interest income and $2.2 million in non-interest income, offset by an increase in provision for loan losses of $1.9 million and an increase in non-interest expense of $3.8 million, the latter of which was due to the growth of the bank and the upgrading of facilities, including investment in back office operations.

Net Interest Income

The bank's net interest income was $27.4 million for the year ended December 31, 2001, an increase of $5.4 million, or 24.6%, from $22.0 million for the year ended December 31, 2000. This increase was primarily a result of an increase in the bank's loan and investment balances, which were funded principally by increases in deposits and commercial sweep accounts, and a decrease in total interest expense primarily resulting from a decrease in interest rates during the year.

Interest income on loans increased in the year ended December 31, 2001 to $28.8 million from $26.5 million for the year ended December 31, 2000. The increase was primarily due to an increase in the average loan balance from $285.8 million in 2000 to $340.6 million in 2001. The average interest rate earned on loans decreased from 9.27% in 2000 to 8.45% in 2001. The decrease in the interest rate earned was primarily attributable to eleven interest rate cuts by the Federal Reserve Board during 2001.

Interest income on investments and federal funds sold increased for the year ended December 31, 2001 to $12.8 million from $11.6 million for the year ended December 31, 2000. The increase was primarily due to an increase in the average balance from $190.5 million in 2000 to $219.2 million in 2001. The increase in investments primarily resulted from strong deposit growth within the existing branch network, and was offset by a decrease in the average interest rate earned on investments from 6.55% for the year ended December 31, 2000 to 6.22% for the year ended December 31, 2001, both on a tax equivalent basis.

Interest expense on savings, PIC and money market accounts was $4.4 million and $3.9 million for the years ended December 31, 2001 and December 31, 2000, respectively. The increase resulted from an increase in the average balance from $160.9 million at December 31, 2000 to $235.5 million at December 31, 2001. The increased interest expense in 2001 was offset by a lower average interest rate paid on deposits of 1.88% in 2001 compared to 2.42% in 2000. The decrease in rate is attributable to the lower market interest rates.

Interest expense on time deposits decreased to $7.3 million for the year ended December 31, 2001 compared to $8.4 million for the year ended December 31, 2000. The decrease was due to a decrease in the average balance from $157.8 million in 2000 to $146.6 million in 2001 and a decrease in the average interest rate paid from 5.32% in 2000 to 5.00% in 2001. The decrease in the average interest rate paid on time deposits reflects a decrease in market rates over the same period.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, consisting of term repurchases agreements and commercial sweep accounts, decreased to $2.4 million in 2001 from $3.8 million in 2000. The decrease resulted from lower interest rates paid offset by a slight increase in average balance. Due to market conditions rates on these borrowings decreased substantially during 2001. The average balance was also impacted by growth in the bank's commercial sweep product, which grew from an average balance of $33.0 million in 2000 to $62.6 million in 2001. During 2001 the average balance on term repurchase agreements decreased from $6.8 million at December 31, 2000 to $3.0 million at December 31, 2001. The average rate paid in 2001 on short-term borrowings decreased due to lower market rates.

The net interest rate spread and net interest margin both increased to 4.43% and 5.05%, respectively, for the year ended December 31, 2001, from 3.97% and 4.80%, respectively, for the year ended December 31, 2000, both on a tax equivalent basis. The increase in spread and margin primarily resulted from a declining rate environment, during which the company's margin increases in the short term due to interest sensitive liabilities re-pricing more quickly than interest earning assets. Over the long term, however, the company's net margin would be expected to decrease in a declining rate environment due to a significant concentration of the loan portfolio re-pricing downward to rate levels based upon the then current prime rate. The increase in net interest rate spread is also a result of an improved deposit mix during 2001. The average balances on lower cost checking and savings deposits increased $74.6 million for the year ended December 31, 2001 while the average balances on certificates of deposit decreased $11.2 million.

Provision for Loan Losses

The provision for loan losses amounted to $2,480,000 and $603,000 for the years ended December 31, 2001 and 2000, respectively. Loans, before the allowance for loan losses, increased from $312.0 million, at December 31, 2000 to $376.3 million, at December 31, 2001, an increase of 20.6%. Despite the growth in the bank's loan portfolio, there has not been a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio.

The allowance for loan losses to loan ratio increased from 1.99% at December 31, 2000 to 2.27% at December 31, 2001. The increase in this ratio was attributable to an increase in provision for loan losses of $1.9 million from the previous year. Management felt it was prudent to increase the allowance for loan losses in light of the current economic uncertainty.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $1,395,000 to $4,564,000 for the year ended December 31, 2001, compared to $3,169,000 for the year ended December 31, 2000. The increase was primarily attributable to increases in deposit service fees, investment management and trust service fees, and gains on sales of loans.

Investment management and trust service fees increased by $311,000, or 20.4%, due primarily to an increase in investment assets under management. Included in investment management and trust service fees is commission income in the amount of $255,000 for the year ended December 31, 2001 and $90,000 for the year ended December 31, 2000, from brokerage services provided through a third party service arrangement. Investment assets under management amounted to $311.6 million at December 31, 2001 compared to $289.3 million at December 31, 2000.

Deposit service fees increased from $938,000 in 2000 to $1,548,000 in 2001. The increase was due to deposit growth and the declining interest rate environment requiring higher compensating demand deposit account balances to offset charges.

Gains on sales of loans increased by $276,000 from 2000 to 2001 due to increased residential mortgage production resulting from a declining interest rate environment.

Other income increased by $198,000 from 2000 to 2001. The increase was primarily from higher fee income compared to the year ended December 31, 2000 for debit cards, ATM's, safe deposit boxes, and wire transfer fees.

Gains (Losses) on Sales of Securities

Net gains from the sales of investment securities totaled $941,000 in 2001 compared to net gains of $129,000 in 2000. The net gain resulted from sales of securities based on management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Non-Interest Expense

Salaries and benefits expense totaled $13,225,000 for the year ended December 31, 2001, compared with $10,847,000 for the same period in 2000, an increase of $2,378,000, or 21.9%. The increase resulted primarily from additional staff hired in 2001 and 2000 to support growth and strategic initiatives implemented.

Occupancy expense was $4,043,000 for the year ended December 31, 2001, compared with $3,217,000 for the same period in 2000, an increase of $826,000 or 25.7%, primarily resulting from office expansion for operational support departments, growth and ongoing enhancements to the bank's computer systems.

Audit, legal and other professional expenses decreased by $58,000, or 9.1%, in 2001 primarily resulting from a decrease in legal costs associated with the establishment of securities brokerage and insurance sales operations during 2000.

Advertising and public relations expenses decreased to $378,000 for the year ended December 31, 2001 from $644,000 for the same period in 2000 primarily due the marketing efforts associated with the Fleet branch acquisition reflected in 2000.

Office and data processing supplies expense decreased to $475,000 for the year ended December 31, 2001 compared to $705,000 for the same period in 2000 primarily due to one time costs associated with the Fleet branch acquisition reflected in 2000.

Trust professional and custodial expenses increased by $140,000, or 27.8%, due to an increase in investment assets under management, additional services being provided by the financial services department, and increased professional fees as a percentage of assets.

Amortization of intangible assets, associated with the Fleet branch acquisitions on July 21, 2000, increased to $792,000 for the year ended December 31, 2001 compared to $351,000 for the same period in 2000 due to the full year effect in 2001.

Trust preferred expense, relating to the issuance of trust preferred securities on March 23, 2000, increased to $1,158,000 for the year ended December 31, 2001 compared to $895,000 for the same period in 2000 due to the full year effect in 2001.

Other operating expense increased to $2,508,000 for the year ended December 31, 2001 compared to $2,168,000 for the same period in 2000 primarily due to the bank's growth, as well as the numerous strategic initiatives implemented during the year. The primary increases were for ATM's, contributions, and courier service, offset by decreases in office supplies and training expenses that were one time costs associated with the branch acquisitions.

Income Tax Expense

The company's effective tax rate for the year ended December 31, 2001 was 26.2% compared to 24.1% for the year ended December 31, 2000. The increase in rate was primarily due to higher pretax income, which lessened the impact of tax exempt municipal securities.

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

Interest income on loans increased in the year ended December 31, 2000 to $26.5 million from $20.7 million for the year ended December 31, 1999. The increase was primarily due to an increase in the average loan balance from $232.8 million in 1999 to $285.8 million in 2000. The average interest rate earned on loans also increased from 8.91% in 1999 to 9.27% in 2000. The increase in the interest rate earned was primarily attributable to six interest rate increases by the Federal Reserve Board during the second half of 1999 through the first half of 2000. The effect of these rate increases was offset partially by the bank's decision to maintain its loan rates at competitive levels, which enabled the bank to realize substantial additional loan originations during 2000.

Interest income on investments increased for the year ended December 31, 2000 to $11.3 million from $7.6 million for the year ended December 31, 1999. The increase was primarily due to an increase in the average investment portfolio balance from $129.3 million in 1999 to $185.2 million in 2000. The increase in investments primarily resulted from strong deposit growth within the existing branch network and $58.3 million in deposits assumed from Fleet National Bank. Also contributing to this increase in investment income was a higher average interest rate earned on investments from 6.51% in 1999 to 6.65% in 2000, both on a tax equivalent basis.

Interest expense on savings, PIC and money market accounts was $3.9 million and $2.4 million for the years ended December 31, 2000 and December 31, 1999, respectively. The increase resulted from an increase in the average balance from $115.7 million at December 31, 1999 to $160.9 million at December 31, 2000. Included in the December 31, 2000 average balance was $44.3 million in savings, PIC and money market accounts assumed from Fleet National Bank on July 21, 2000. The increased interest expense in 2000 was also attributable to a higher average interest rate paid on deposits of 2.42% in 2000 compared to 2.09% in 1999. The increase in rate was attributable to higher market interest rates, the full year impact of a tiered rate savings account introduced in the latter half of 1999 and implementation of a tiered rate personal money market account in July 2000.

Interest expense on time deposits increased to $8.4 million for the year ended December 31, 2000 compared to $7.3 million for the year ended December 31, 1999. The increase was due to an increase in the average balance from $144.6 million in 1999 to $157.8 million in 2000 and an increase in the average interest rate paid from 5.05% in 1999 to 5.32% in 2000. The increase in the interest rate paid on time deposits reflected an increase in market rates over the same period.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, consisting of term repurchases agreements and commercial sweep accounts, increased to $3.8 million in 2000 from $1.5 million in 1999. The increase resulted from both higher average balances and higher interest rates paid. The increase in average balance resulted from FHLB borrowings entered into during the latter half of 1999 in anticipation of the Fleet branch acquisition. Due to market conditions rates on these borrowings increased substantially during 2000. These borrowings were paid off in August 2000 after the bank assumed $58.3 million in deposits from Fleet National Bank. The average balance was also impacted by growth in the bank's commercial sweep product which grew from an average balance of $18.0 million in 1999 to $39.8 million in 2000. During 2000 the average balance on term repurchase agreements increased from $4.3 million at December 31, 1999 to $6.8 million at December 31, 2000. The average rate paid in 2000 on short-term borrowings increased due to higher market rates, growth in average balances, and a full year's impact of growth in the second half of 1999.

The net interest rate spread and net interest margin both decreased to 3.99% and 4.82%, respectively, for the year ended December 31, 2000, from 4.18% and 4.96%, respectively, for the year ended December 31, 1999, both on a tax equivalent basis. The decrease in spread and margin primarily resulted from an increase in short term borrowings in anticipation of the Fleet branch acquisition and a rising rate environment during which the company's margin declined in the short term due to interest sensitive liabilities re-pricing more quickly than interest earning assets. Over the long term, however, the company's net margin would be expected to increase in a rising rate environment due to a significant concentration of the loan portfolio re-pricing upward to rate levels based upon the then current prime rate.

Provision for Loan Losses

The provision for loan losses amounted to $603,000 and $270,000 for the years ended December 31, 2000 and 1999, respectively. Loans, before the allowance for loan losses, increased from $261.2 million, at December 31, 1999 to $311.8 million, at December 31, 2000, an increase of 19.4%. Growth during 2000 included $7.0 million in loans purchased from Fleet National Bank. Despite the growth in the bank's loan portfolio, there was not a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio.

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

Income Tax Expense

The company's effective tax rate for the year ended December 31, 2000 was 24.1% compared to 26.7% for the year ended December 31, 1999. The reduction in rate was primarily due to the combination of lower pretax income and income from tax exempt municipal securities.


                             Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations," and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The company adopted the new standard on January 1, 2002. During 2001, the company reported that the adoption of SFAS No. 142 was expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010. However, subsequent to the company's disclosure but prior to formal adoption on January 1, 2002, the FASB clarified that goodwill as defined in SFAS No. 142 did not include the excess of amounts paid over liabilities assumed in a branch acquisition and such amounts should continue to be accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Consequently, goodwill will continue to be amortized over a ten year life and adoption of SFAS No. 142 is expected to have no impact on the consolidated financial statements of the company although final resolution of this by the FASB has not been determined.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                      Interest Margin Sensitivity Analysis

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the company's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, Federal Home Loan Bank borrowing capacity and loan to deposit ratio. The asset/liability strategies are reviewed on a periodic basis by management and presented and discussed with the investment committee on at least a quarterly basis. The asset/liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying the future interest rate environment affects prepayment speeds, reinvestment rates, maturities of investments due to call provisions, changes in interest rates on various assets and liability accounts based on different indices, and other factors, which vary under the different scenarios. The investment committee periodically reviews guidelines or restrictions contained in the asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on the cumulative net interest income to 10% in the 24-month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

The following table summarizes the projected cumulative net interest income for a 24-month period from the company's interest bearing assets and liabilities as of December 31, 2001, resulting from a 200 basis point upward shift in the prime rate, 200 basis point downward shift in the prime rate and no change in the prime rate scenarios from the bank's asset/liability simulation model. Other rates (i.e., deposit, loan, and investment rates) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

                                            December 31,2001
                           ----------------------------------------------------
                              Rates Rise           Rates          Rates Fall
                                200 BP           Unchanged          200 BP
                           ----------------  ----------------  ----------------
Interest Earning Assets:
  Loans                       $ 64,086       $      57,743     $        51,487
  Mortgage backed securities    15,179              13,883              12,586
  Other investments & federal    9,350               8,605               7,878
  funds sold               ----------------  ----------------  ----------------
    Total interest income       88,615              80,231              71,951
                           ----------------  ----------------  ----------------

Interest Earning Liabilities:
  Time deposits                 12,446               9,612               6,777
  PIC, money market, savings    10,471               7,415               4,358
  FHLB borrowings and            2,065               1,463                 862
 repurchase agreements     ----------------  ----------------  ----------------
    Total interest expense      24,982              18,490              11,997
                           ----------------  ----------------  ----------------
    Net interest income      $  63,633   $          61,741     $        59,954
                           ================  ================  ================


As of December 31, 2001, analysis indicates that the sensitivity of the net interest margin was in compliance with the bank's current asset/liability policy. Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The results and conclusions reached from the December 31, 2001 simulation are not significantly different from the December 31, 2000 simulation.

                                               December 31,2000
                               -------------------------------------------------
  ($ in thousands)              Rates Rise               Rates        Rates Fall
                                  200 BP               Unchanged          200 BP
                               ---------------------  ---------------- ---------

  Interest Earning Assets       $      88,451   $        81,754   $       75,139
  Interest Earning                     38,505            31,750           26,376
  Liabilities                  ---------------------  ----------------  --------
  Net interest income           $      49,946   $        50,004   $       48,763
                               =====================  ================  ========

Maturity and composition information of the company's loan portfolio, investment portfolio, certificates of deposit, and short-term borrowings are contained in
Part I, Item 1, under the captions "Lending", "Investment Activities" and "Source of funds" and in Part II, Item 8 in Notes 2,3,7 and 8 to the company's financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the bank as rates change. One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

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

Item 8.       Financial Statements

                   Index to Consolidated Financial Statements

                                                                       Page
 Independent Auditors' Report                                           37

 Consolidated Balance Sheets as of December 31, 2001 and 2000           38

 Consolidated Statements of Income for the years ended                  39
   December 31, 2001, 2000 and 1999

 Consolidated Statements of Changes in Stockholders' Equity             40
  for the years ended December 31, 2001, 2000 and 1999

 Consolidated Statements of Cash Flows for the years ended              41
  December 31, 2001, 2000 and 1999

 Notes to the Consolidated Financial Statements                         43

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/KPMG LLP
----------------------

January 9, 2002
Boston, Massachusetts

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

($ in thousands)                                                                             2001                   2000
                                                                                      -------------------     ------------------

Assets

Cash and equivalents:
     Cash and due from banks (Note 15)                                                 $     31,361             $   26,080
     Daily federal funds sold                                                                 6,500                 28,025
                                                                                      -------------------     ------------------

                  Total cash and cash equivalents                                            37,861                 54,105
                                                                                      -------------------     ------------------

Investment securities at fair value (Notes 2 and 8)                                         197,060                185,184
Loans, less allowance for loan losses of $8,547
     in 2001 and $6,220 in 2000 (Notes 3 and 8)                                             367,780                305,797
Premises and equipment (Note 4)                                                              12,136                 10,903
Accrued interest receivable (Note 5)                                                          3,586                  4,078
Deferred income taxes, net (Note 13)                                                          2,034                  2,209
Prepaid expenses and other assets                                                             2,990                  2,536
Income taxes receivable                                                                         301                    415
Intangible assets, net                                                                        6,796                  7,587
                                                                                      -------------------     ------------------

                  Total assets                                                         $    630,544             $  572,814
                                                                                      ===================     ==================

Liabilities, Trust Preferred Securities and
     Stockholders' Equity

Deposits (Note 7)                                                                      $    526,953             $  461,975
Short-term borrowings (Notes 2 and 8)                                                        44,449                 58,271
Escrow deposits of borrowers                                                                    931                  1,106
Accrued expenses and other liabilities                                                        4,185                  3,776
Accrued interest payable                                                                        805                  1,031
                                                                                      -------------------     ------------------

                  Total liabilities                                                         577,323                526,159
                                                                                      -------------------     ------------------

Commitments and contingencies (Notes 4, 8, 14 and 15)

Trust preferred securities (Note 9)                                                    $     10,500             $   10,500

Stockholders' equity (Notes 1, 10 and 11):
     Preferred stock, $0.01 par value per share;
         1,000,000 shares authorized; no shares issued
                                                                                                  -                      -
     Common stock $0.01 par value per share;  10,000,000  shares  authorized  at
         December  31,  2001 and 2000,  respectively;  3,461,999  and  3,408,667
         shares  issued  and   outstanding   at  December  31,  2001  and  2000,
         respectively

                                                                                                 35                     34
Additional paid-in capital                                                                   18,654                 17,843
Retained earnings                                                                            20,715                 16,793
Accumulated other comprehensive income                                                        3,317                  1,485
                                                                                      -------------------     ------------------

                  Total stockholders' equity                                                 42,721                 36,155
                                                                                      -------------------     ------------------

                  Total liabilities, trust preferred securities                        $    630,544             $   572,814
                  and stockholders' equity                                            ===================     ==================

See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 2001, 2000 and 1999

($ in thousands, except per share data)                                              2001             2000              1999
                                                                                 --------------   --------------    --------------

Interest and divided income:
       Loans                                                                    $        28,776           26,498            20,736
       Investment securities                                                             11,927           11,307             7,624
       Federal funds sold                                                                   837              341                78
                                                                                 --------------   --------------    --------------
               Total interest income                                                     41,540           38,146            28,438
                                                                                 --------------   --------------    --------------

Interest expense:
       Deposits                                                                          11,748           12,302             9,722
       Borrowed funds                                                                     2,369            3,827             1,477
                                                                                 --------------   --------------    --------------
               Total interest expense                                                    14,117           16,129            11,199
                                                                                 --------------   --------------    --------------

               Net interest income                                                       27,423           22,017            17,239

Provision for loan losses (Note 3)                                                        2,480              603               270
                                                                                 --------------   --------------    --------------
                  Net interest income after provision for loan losses
                                                                                         24,943           21,414            16,969
                                                                                 --------------   --------------    --------------

Non-interest income:
       Investment management and trust service fees                                       1,834            1,523             1,215
       Deposit service fees                                                               1,548              938               882
       Net gains on sales of investment
           Securities (Note 2)
                                                                                            941              129               183
       Gains on sales of loans                                                              371               95               154
       Other income                                                                         811              613               357
                                                                                 --------------   --------------    --------------
                Total non-interest income                                                 5,505            3,298             2,791
                                                                                 --------------   --------------    --------------

Non-interest expense:
       Salaries and employee benefits (Note 12)                                          13,225           10,847             8,395
       Occupancy expenses (Note 4 and 14)                                                 4,043            3,217             2,448
       Audit, legal and other professional fees                                             577              635               696
       Advertising and public relations                                                     378              644               502
       Office and data processing supplies                                                  475              705               369
       Trust professional and custodial expenses                                            644              504               340
       Amortization of intangible assets                                                    792              351                 -
       Trust preferred expense                                                            1,158              895                 -
       Other operating expenses                                                           2,508            2,168             1,438
                                                                                 --------------   --------------    --------------
                Total non-interest expense                                               23,800           19,966            14,188
                                                                                 --------------   --------------    --------------

Income before income taxes                                                                6,648            4,746             5,572
Income tax expense (Note 13)                                                              1,744            1,142             1,489
                                                                                 --------------   --------------    --------------

                Net income                                                      $         4,904            3,604             4,083
                                                                                 ==============   ==============    ==============

Basic earnings per share                                                        $          1.43             1.08              1.28
                                                                                 ==============   ==============    ==============

Diluted earnings per share                                                      $          1.39             1.07              1.22
                                                                                 ==============   ==============    ==============

Basic weighted average common shares outstanding                                      3,432,255        3,322,364         3,187,292
                                                                                 ==============   ==============    ==============

Diluted weighted average common shares outstanding                                    3,530,965        3,369,025         3,335,338
                                                                                 ==============   ==============    ==============

See accompanying notes to consolidated financial statements.

                                                                   ENTERPRISE BANCORP, INC.
                                                  Consolidated Statements of Changes in Stockholders' Equity

                                                         Years Ended December 31, 2001, 2000 and 1999



($ in thousands)                                            Common Stock             Additional
                                                     ----------------------------     Paid-in        Retained
                                                        Shares         Amount         Capital        Earnings
                                                     -------------    -----------    -----------  -------------
Balance at December 31, 1998                            3,167,684    $        32    $    15,560   $     10,610
                                                    =============    ============   ===========   ============
Comprehensive income
   Net Income                                                                                            4,083
   Unrealized depreciation on securities,  net of
   reclassification

Total comprehensive income
   Common stock dividend declared ($0.2100 per share)                                                     (667)
   Common stock issued                                     27,054              -            388
   Stock options exercised (Note 11)                       35,155              -            201
                                                       -----------  -------------  -------------  -------------
Balance at December 31, 1999                            3,229,893   $         32   $     16,149   $     14,026
                                                       ===========  =============  =============  =============
Comprehensive income
   Net Income                                                                                            3,604
   Unrealized  appreciation  on  securities,  net  of
   reclassification

Total comprehensive income
   Tax  benefit  on   non-qualified   stock   options
   exercised                                                                   -            377
   Common stock dividend declared ($0.2500 per share)                                                     (837)
   Common stock issued                                     55,804              1            585
   Stock options exercised (Note 11)                      122,970              1            732
                                                     -------------  ------------   -------------  -------------
Balance at December 31, 2000                            3,408,667   $         34   $     17,843   $     16,793
                                                     =============  =============  =============  =============
Comprehensive income
   Net Income                                                                                            4,904
   Unrealized  appreciation  on  securities,  net  of
   reclassification

Total comprehensive income
   Common stock dividend declared ($0.2875 per share)                                                     (982)
   Common stock issued                                     48,182              1            763
   Stock options exercised (Note 11)                        5,150              -             48
                                                     -------------  -------------  -------------  -------------
Balance at December 31, 2001                            3,461,999   $         35   $     18,654   $     20,715
                                                     =============  =============  =============  =============






($in thousands)                                   Comprehensive Income                  Total
                                                --------------------------           Stockholders'
                                                Period          Accumulated             Equity
                                              ----------        -----------           ----------
Balance at December 31, 1998                                    $      996            $   27,198
                                                                ===========           ==========
Comprehensive incom

  Net Income                                    4,083                                      4,083
  Unrealized depreciation on securities,
  net of reclassification                      (3,740)             (3,740)               (3,740)
                                            ----------
Total comprehensive income                  $     343
                                            ==========
  Common stock dividend declared
  ($0.2100 per share)                                                                      (667)
  Common stock issued                                                                       338
  Stock options exercised (Note 11)                                                         201
                                                                -----------           ----------
Balance at December 31, 1999                                    $  (2,744)            $  27,463
                                                                ===========           ==========
Comprehensive income
  Net Income                                    3,604               3,604                 3,604
  Unrealized appreciation on securities,
  net of reclassification                       4,229               4,229                 4,229
                                            ---------
Total comprehensive income                  $   7,833
                                            =========
  Tax benefit on non-qualified stock
  options exercised                                                                         377
  Common stock dividend declared
  ($0.2500 per share)                                                                      (837)
  Common stock issued                                                                       586
  Stock options exercised (Note 11)                             -----------           ----------

Balance at December 31, 2000                                    $   1,485             $  36,155
                                                                ===========           ==========
  Comprehensive income
  Net Income                                    4,904                                     4,904
  Unrealized appreciation on securities,
  net of reclassification                       1,832               1,832                 1,832
                                            ---------
Total comprehensive income                  $   6,736
                                            =========
  Common stock dividend declared
  ($0.2875 per share)                                                                      (982)
  Common stock issued                                                                       764
  Stock options exercised (Note 11)                                                          48
                                                                -----------           ----------
Balance at December 31, 2001                                    $   3,317             $  42,721
                                                                ===========           ==========


Disclosure of reclassification amount:                              2001                 2000           1999
                                                                -------------        -------------  -------------
Gross unrealized appreciation (depreciation) arising            $  3,717              $    6,515    $ (5,567)
       during the period
Tax (expense) benefit                                             (1,264)                 (2,201)      1,947
                                                                --------              ----------    --------
Unrealized holding appreciation (depreciation), net
       of tax                                                      2,453                   4,314      (3,620)
                                                               ----------             -----------   --------
Less: reclassification adjustment on gains
       included in net income (net of $320, $44, $63
       tax, respectively)                                            621                      85         120
                                                               ----------             -----------   ---------
Net unrealized appreciation (depreciation) on
       securities, net of reclassification                       $  1,832              $    4,229   $ (3,740)
                                                               ==========              ===========  =========

See accompanying notes to consolidated financial statements.

                                             ENTERPRISE BANCORP, INC.

                                       Consolidated Statements of Cash Flows

                                   Years Ended December 31, 2001, 2000 and 1999

($ in thousands)                                                                    2001               2000               1999
                                                                                -------------     ---------------     -------------
Cash flows from operating activities:
    Net income                                                               $         4,904    $          3,604    $        4,083
    Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   2,480                 603               270
           Depreciation and amortization                                               2,312               1,717             1,374
           Amortization of intangible assets                                             791                 351                 -
           Net gains on sale of investments                                             (941)               (129)             (183)
           Gain on sale of loans                                                        (371)                (95)             (154)
           Loss on sale of real estate                                                     -                   -                54
           (Increase) decrease in:
              Loans held for sale, net of gain                                            12                  (3)             (735)
              Accrued interest receivable                                                492                (814)             (840)
              Prepaid expenses and other assets                                         (454)             (1,145)             (727)
              Deferred income taxes                                                     (767)               (325)             (274)
              Income taxes receivable                                                    114                (160)               16
           Increase (decrease) in:
              Accrued expenses and other liabilities                                     409               1,486              (290)
              Accrued interest payable                                                  (226)                674                92
                                                                                -------------     ---------------     -------------
                  Net cash provided by operating activities                            8,755               5,764             2,686
                                                                                -------------     ---------------     -------------
Cash flows from investing activities:
    Proceeds from sales of investment securities                                      17,589              10,971            12,524
    Proceeds from maturities, calls and pay-downs of investment securities            57,671              14,392            17,539
    Purchase of investment securities                                                (83,608)            (50,558)          (74,558)
    Proceeds from sales of real estate acquired by foreclosure                             -                   -               250
    Net increase in loans                                                            (64,104)            (50,645)          (45,111)
    Additions to premises and equipment, net                                          (3,358)             (4,946)           (4,633)
    Cash paid for assets in excess of liabilities                                          -              (7,688)                -
                                                                                 -------------     ---------------     -------------
                  Net cash used in investing activities                              (75,810)            (88,474)          (93,989)
                                                                                 -------------     ---------------     -------------
 Cash flows from financing activities:
    Net increase in deposits                                                          64,978             128,552            15,757
    Net increase (decrease) in short-term borrowings                                 (13,822)            (20,496)           66,682
    Proceeds from issuance of trust preferred securities                                   -              10,500                 -
    Net (decrease) increase in escrow deposits of borrowers                             (175)                311               108
    Cash dividends paid                                                                 (982)               (837)             (667)
    Proceeds from issuance of common stock                                               764                 586               388
    Proceeds from exercise of stock options                                               48               1,110               201
                                                                                -------------     ---------------     -------------
                  Net cash provided by financing activities                           50,811             119,726            82,469
                                                                                -------------     ---------------     -------------

Net increase (decrease) in cash and cash equivalents                                 (16,244)             37,016            (8,834)
Cash and cash equivalents at beginning of year                                        54,105              17,089            25,923
                                                                                -------------     ---------------     -------------

Cash and cash equivalents at end of year                                     $        37,861    $         54,105    $       17,089
                                                                                =============     ===============     =============

See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                  Years Ended December 31, 2001, 2000 and 1999





($ in thousands)                                 2001        2000          1999
                                              ---------    --------      -------
Supplemental financial data:
    Cash Paid For:
        Interest                               $14,343       16,337       11,107
        Income taxes                             2,462        1,348        1,588



See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2001, 2000 and 1999


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

       (b) Basis of Presentation
       The consolidated financial statements of Enterprise Bancorp, Inc. include the accounts of the company and its wholly owned subsidiaries, Enterprise Bank and Trust Company and Enterprise (MA) Capital Trust I (the "Trust"). The Trust is a statutory business trust created under the laws of Delaware and was organized on March 10, 2000 for the purpose of issuing trust preferred securities.

       The bank has two wholly owned subsidiaries, Enterprise Insurance Services
           LLC and Enterprise Investment Services LLC. These subsidiaries were organized on March 21, 2000 for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its present and future customers. The bank also has a substantially owned subsidiary, Enterprise Realty Trust, Inc., which invests in commercial and residential mortgage loans originated by the bank and in investment securities.

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

       Enterprise Bank and Trust Company is a Massachusetts trust company, which commenced banking operations on January 3, 1989. The bank's main office is located at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. Branch offices were opened in Chelmsford, Massachusetts in June of 1993, Leominster, Massachusetts in May of 1995, Billerica, Massachusetts in June of 1995, Tewksbury, Massachusetts in October of 1996, Dracut, Massachusetts in November of 1997, and Westford, Massachusetts in November 1999. The bank also purchased two branches (in Chelmsford and Billerica) in July 2000. The bank's deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of individuals, professionals and growing businesses.

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

       In preparing the financial statements, management is required to make estimates and assumptions that affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Actual results, particularly regarding the estimate of the allowance for loan losses may differ significantly from these estimates.

       (c) Reclassification
       Certain amounts in previous years' financial statements have been reclassified to conform to the current year's presentation.

       (d) Investment Securities
       Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income. Included as available for sale are securities that are purchased in connection with the company's asset/liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 2001 and 2000, all of the company's investment securities were classified as available for sale and carried at fair value.

       Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

       Gains or losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

       (e) Loans
       The company  grants single  family and  multi-family  residential  loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the company grants loans for the construction of residential homes, multi-family properties, and commercial real estate properties and for land development. Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers' geographic areas. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy.

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

       (f) Allowance for Loan Losses
       The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

       The bank uses a  methodology  to  systematically  measure  the  amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, the strength of the local and national economy, interest rates and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date.

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

       (g) Premises and Equipment
       Land is carried at cost. Premises and  equipment  are stated at cost less accumulated depreciation and amortization. Fully depreciated assets have been removed from the premises and equipment inventory. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the related asset categories as follows:

                    Buildings                                   25 years
                    Leasehold improvements                      10 years
                    Computer software and equipment         3 to 5 years
                    Furniture, fixtures and equipment       3 to 5 years

       (h) Real Estate Acquired by Foreclosure
       Real estate acquired by foreclosure  is comprised of properties  acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate formally acquired in settlement of loans is initially recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received less estimated selling costs. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to net fair value are charged to real estate operations in the current period. Gains and losses upon disposition are reflected in earnings as realized.

       (i) Intangible Assets
       On  July  21,  2000 the  bank  completed  its  acquisition  of two  Fleet
           National Bank branch offices (the "Fleet branches"). The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to identified intangible assets and goodwill (combined "intangible assets") and is being amortized over a ten-year period.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (j) Income Taxes
       The company uses the asset and liability method of accounting for income taxes. Under this method deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

       (k) Stock Options
       The company measures compensation cost for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to the fair market value of the company's common stock.

       (l) Investment Management & Trust Services
       Securities and other property held in a fiduciary or agency  capacity are not included in the consolidated balance sheets because they are not assets of the company. Investment assets under management, consisting of assets managed by the Trust Division, Investment Services Division, and the Federated sweep product, totaled $311.6 million and $289.3 million at December 31, 2001 and 2000 respectively. Income is reported on an accrual basis.

       (m) Earnings Per Share
       Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 98,710, 46,661, and 148,046 for the years ended December 31, 2001, 2000 and 1999, respectively.

       (n) Reporting Comprehensive Income
       Comprehensive  Income is defined as net income plus  revenues,  expenses, gains, and losses that under accounting principles generally accepted in the United States of America are excluded from net income. The bank classifies items of comprehensive income by their nature in the financial statements, and displays the accumulated balance of comprehensive income separately from retained earnings and additional-paid-in capital in the equity section of the balance sheet. Reporting comprehensive income only affects the presentation in the financial statements and has no impact on the bank's results of operations.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       (o) Derivatives
       The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company establishes at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The company had no material derivatives or hedge accounting transactions at December 31, 2001 and 2000, respectively.

       (p) Other Accounting Rule Changes
       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations," and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

       SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The company adopted the new standard on January 1, 2002. During 2001, the company reported that the adoption of SFAS No. 142 was expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010. However, subsequent to the company's disclosure but prior to formal adoption on January 1, 2002, the FASB clarified that goodwill as defined in SFAS No. 142 did not include the excess of amounts paid over liabilities assumed in a branch acquisition and such amounts should continue to be accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Consequently, goodwill will continue to be amortized over a ten year life and adoption of SFAS No. 142 is expected to have no impact on the consolidated financial statements of the company although final resolution of this by the FASB has not been determined.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(2)    Investment Securities

       The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:


                                                                                                2001
                                                ---------------------------------------------------------------------------------
                                                  Amortized           Unrealized             Unrealized          Fair value
                                                     cost            appreciation           depreciation
        ($ in thousands)                        --------------- ---------------------  ---------------------  ----------------
        U.S. agency obligations                 $       14,791  $                963   $                 95   $        15,659
        Mortgage-backed securities                     117,598                 2,813                     58           120,353
        Municipal obligations                           56,345                 1,594                    192            57,747
                                                --------------- ---------------------  ---------------------  ----------------
             Total bonds and obligations               188,734                 5,370                    345           193,759
        Federal Home Loan Bank stock, at cost            3,301                     -                      -             3,301
                                                --------------- ---------------------  ---------------------  ----------------
             Total investment securities        $      192,035  $              5,370   $                345   $       197,060
                                                =============== =====================  =====================  ================


                                                                                      2000
                                                ---------------------------------------------------------------------------------
                                                  Amortized           Unrealized             Unrealized          Fair value
                                                     cost            appreciation           depreciation
        ($ in thousands)                        --------------- ---------------------  ---------------------  ----------------

        U.S. agency obligations                 $       32,341  $              1,292   $                 23   $        33,610
        Mortgage-backed securities                      95,480                   703                    408            95,775
        Municipal obligations                           51,811                   687                      -            52,498
                                                --------------- ---------------------  ---------------------  ----------------
             Total bonds and obligations               179,632                 2,682                    431           181,883
        Federal Home Loan Bank stock, at cost            3,301                     -                      -             3,301
                                                --------------- ---------------------  ---------------------  ----------------
             Total investment securities        $      182,933  $              2,682   $                431   $       185,184
                                                =============== =====================  =====================  ================


       Included in U.S.  agency  securities are  investments  that can be called prior to final maturity with fair values of $10,753,000 and $32,601,000 at December 31, 2001 and 2000, respectively. Included in mortgage-backed securities are collateralized mortgage-backed obligations with fair values of $111,355,000 and $93,138,000 at December 31, 2001 and 2000, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

      At December 31, 2001, securities with a fair value of $73,876,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $1,034,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 2000, securities with a fair value of $62,9333,000 were pledged as collateral for short-term borrowings (Note 8) and securities with a fair value of $998,000 were pledged as collateral for treasury, tax and loan deposits.

      The contractual maturity distribution of total bonds and obligations at December 31, 2001 is as follows:


        ($ in thousands)                          Amortized                                   Fair
                                                     cost              Percent               Value             Percent
                                                ---------------  ------------------   ------------------ ----------------
        Within one year                         $        3,995                2.12%   $           4,035             2.08%
        After one but within three years                11,299                5.99               11,625             6.00
        After three but within five years               25,517               13.52               26,102            13.47
        After five but within ten years                 57,324               30.37               59,219            30.57
        After ten years                                 90,599               48.00               92,778            47.88
                                                ---------------  ------------------   ------------------ ----------------
                 Total investment securities    $      188,734              100.00%   $         193,759           100.00%
                                                ===============  ==================   ================== ================

       Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments. U.S. agency obligations are shown at their final maturity but are expected to have shorter average lives because issuers of certain bonds reserve the right to call or prepay the obligations without call or prepayment penalties.

       Sales and calls of investment securities for the years ended December 31, 2001, 2000, and 1999 are summarized as follows:

       ($ in thousands)                                                         2001                2000               1999
                                                                          ------------------  ------------------  ----------------
       Book value of securities sold or called                            $          45,828   $          11,252   $        22,951
       Gross realized gains on sales/calls                                              941                 139               184
       Gross realized losses on sales/calls                                               -                 (10)               (1)
                                                                          ------------------  ------------------  ----------------
            Total proceeds from sales or calls of investment securities   $          46,769   $          11,381   $        23,134
                                                                          ==================  ==================  ================

(3)    Loans and Loans Held for Sale

      Major classifications of loans and loans held for sale at December 31, are as follows:

       ($ in thousands)                                                           2001                2000
                                                                            ------------------  ------------------
       Real estate:
            Commercial                                                      $         159,117   $         120,390
            Construction                                                               32,428              21,894
            Residential                                                                59,967              57,037
                                                                            ------------------  ------------------
                Total real estate                                                     251,512             199,321

       Commercial                                                                      94,762              84,284
       Home equity                                                                     24,594              21,229
       Consumer                                                                         6,697               8,210
                                                                            ------------------  ------------------
                Total loans                                                           377,565             313,044

       Deferred loan origination fees                                                  (1,238)             (1,027)
       Allowance for loan losses                                                       (8,547)             (6,220)
                                                                            ------------------  ------------------
                Net loans and loans held for sale                           $         367,780   $         305,797
                                                                            ==================  ==================

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Directors,  officers,  principal  stockholders  and their  associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2001, and 2000, the outstanding loan balances to directors and officers of the company and their associates was $6.3 million and $7.2 million, respectively. Unadvanced portions of lines of credit available to directors and officers were $3.3 million and $1.8 million, as of December 31, 2001 and 2000, respectively. During 2001, new loans and net increases in loan balances on lines of credit under existing commitments of $0.3 million were made and principal paydowns of $1.2 million were received. All loans to these related parties are current.

       Non-accrual loans at December 31, are summarized as follows:

         ($ in thousands)                                                                       2001                2000
                                                                                          -----------------    ----------------
         Real estate                                                                        $          503      $          465
         Commercial                                                                                  1,337                 539
         Consumer, including home equity                                                                34                  50
                                                                                          -----------------    ----------------

             Total non-accrual                                                              $        1,874      $        1,054
                                                                                          =================    ================

       There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2001, 2000, and 1999. The increase /reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

         ($ in thousands)                                                                2001             2000            1999
                                                                                     --------------  ---------------  --------------
         Income in accordance with original loan terms                               $         287   $          269   $         392
         Income recognized                                                                     128              306             242
                                                                                     --------------  ---------------  --------------

             Reduction/(increase) in interest income                                 $         159   $          (37)  $         150
                                                                                     ==============  ===============  ==============

       The increase in interest income at December 31, 2000 resulted primarily from non accrual loans at December 31, 1999 that were returned to accrual status during 2000.

       At December 31, 2001 and 2000, total impaired loans were $1.3 million and $0.5 million, respectively. In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2001 and 2000, respectively. All of the $1.3 million of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 2001 and 2000, the average recorded value of impaired loans was $0.9 million and $1.2 million, respectively. Included in the (increase)/reduction in interest income in the table above is $85,000 and $75,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 2001 and 2000, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


      Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

         ($ in thousands)                                                                2001             2000            1999
                                                                                     --------------  ---------------  --------------
         Balance at beginning of year                                                $       6,220   $        5,446   $       5,234

              Provision charged to operations                                                2,480              603             270
              Addition related to acquired loans                                                 -              250               -
              Loan recoveries                                                                   72              207             114
              Loans charged-off                                                               (225)            (286)           (172)
                                                                                     --------------  ---------------  --------------
         Balance at end of year                                                      $       8,547   $        6,220   $       5,446
                                                                                     ==============  ===============  ==============


       At December 31, 2001, 2000 and 1999, the bank was servicing mortgage loans sold to investors amounting to $21,646,000, $25,699,000, and $24,001,000, respectively.


(4)    Premises and Equipment

       Premises and equipment at December 31, are summarized as follows:

         ($ in thousands)                                                                      2001                2000
                                                                                         -----------------    ----------------
         Land                                                                              $        1,373      $        1,373
         Buildings and leasehold improvements                                                      10,255               7,731
         Computer software and equipment                                                            4,295               4,006
         Furniture, fixtures and equipment                                                          2,727               2,182
                                                                                         -----------------    ----------------
                                                                                                   18,650              15,292
         Less accumulated depreciation                                                             (6,514)             (4,389)
                                                                                         -----------------    ----------------
                                                                                           $       12,136      $       10,903
                                                                                         =================    ================

       The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. At December 31, 2001 minimum lease payments for these operating leases were as follows:

         ($ in thousands)

         Payable in:
              2002                                                                                             $           596
              2003                                                                                                         407
              2004                                                                                                         338
              2005                                                                                                         132
              Thereafter                                                                                                    21
                                                                                                             ------------------

              Total minimum lease payments                                                                     $         1,494
                                                                                                             ==================


       Total rent expense for the years ended December 31, 2001, 2000 and 1999 amounted to $638,000, $581,000 and $488,000, respectively.

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements


(5)    Accrued Interest Receivable

       Accrued interest receivable consists of the following at December 31:

         ($ in thousands)                                                                     2001                2000
                                                                                        -----------------   -----------------
         Investments                                                                     $         1,640      $        1,911
         Loans and loans held for sale                                                             1,946               2,167
                                                                                        -----------------   -----------------
                                                                                         $         3,586      $        4,078
                                                                                        =================   =================


(6)    Real Estate Acquired by Foreclosure

       There  were  no  real  estate   acquired  by   foreclosure   balances  or
           transactions during the years ended December 31, 2001 and 2000, respectively.

(7)    Deposits

       Deposits at December 31, are summarized as follows:

         ($ in thousands)                                                                     2001                2000
                                                                                        -----------------   -----------------
         Demand                                                                          $       107,000      $      100,917
         Savings                                                                                  70,970              53,412
         Personal interest checking                                                              118,844              97,417
         Money market                                                                             77,817              50,653
         Time deposits less than $100,000                                                        103,249              99,231
         Time deposits of $100,000 or more                                                        49,073              60,345
                                                                                        -----------------   -----------------
                                                                                         $       526,953      $      461,975
                                                                                        =================   =================

       Interest expense on time deposits with balances of $100,000 or more amounted to $2,353,000 in 2001, $3,438,000 in 2000, and $2,438,000 in
           1999.

       The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2001:

         ($ in thousands)                                                               Less
                                                                                        than          Greater than
                                                                                      $100,000         $100,000            Total
                                                                                    --------------  ---------------  --------------
         Due in less than three months                                              $      30,568   $       21,157   $      51,725
         Due in over three through twelve months                                           53,003           23,401          76,404
         Due in over twelve through thirty six months                                      19,551            4,515          24,066
         Due in over three years                                                              127                -             127
                                                                                    --------------  ---------------  --------------
                                                                                    $     103,249   $       49,073   $     152,322
                                                                                    ==============  ===============  ==============

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements


(8)    Short-Term Borrowings

       Borrowed funds at December 31, are summarized as follows:

                                                           2001                       2000                       1999
                                                ------------------------------------------------------ --------------------------
         ($ in thousands)                          Amount    Average Rate     Amount     Average Rate     Amount    Average Rate
                                                ------------------------------------------------------ --------------------------
         Securities sold under agreements to
         repurchase                              $    43,979         1.64%  $     57,801        5.86%   $    28,697        4.99%
         Federal Home Loan Bank of Boston
              borrowings                                 470         5.94%           470        5.94%        50,070        4.68%
                                                -------------              --------------              -------------
                                                 $    44,449         1.68%  $     58,271        5.86%   $    78,767        4.78%
                                                =============              ==============              =============


       Securities  sold under  agreement  to  repurchase  averaged  $65,511,000,
           $39,782,000,   and   $18,002,000   during  2001,   2000,   and  1999,
           respectively. Maximum amounts outstanding at any month end during 2001, 2000, and 1999 were $76,129,000, $57,801,000, and $28,697,000, respectively. The average cost of repurchase agreements was 3.56%, 5.71%, and 4.43% during 2001, 2000, and 1999, respectively.

       The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March 1994. FHLB borrowings averaged $722,000, $24,753,000, and $12,241,000 during 2001, 2000, and 1999, respectively. Maximum amounts outstanding at any month end during 2001, 2000, and 1999 were $470,000, $61,300,000, and $50,070,000, respectively. The average cost of FHLB borrowings was 4.96%, 6.29%, and 5.55% during 2001, 2000, and 1999, respectively. Borrowings from the FHLB are secured by FHLB stock, 1-4 family owner occupied residential loans and the bank's investment portfolio not otherwise pledged.

       As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 2001, the bank had the additional capacity to borrow up to approximately $74,765,000 from the FHLB.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(10)   Stockholders' Equity

       The company's authorized capital is divided into common stock and preferred stock. The company is authorized to issue 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

       Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

       The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company's common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2001 the company issued 39,770 shares under the plan at a per share purchase price of $16.35. In 2000 the company issued 47,800 shares under the plan at a per share purchase price of $10.32.

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

       Applicable regulatory requirements require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity) equal to 4.00% of average assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 2001.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       Quantitative  measures   established  by  regulation  to  ensure  capital
           adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, that the company meets all capital adequacy requirements to which it is subject.

       As of December 31, 2001, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

       The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                                 Minimum Capital             Minimum Capital
                                                                              for Capital Adequacy               To Be
                                                          Actual                    Purposes               Well Capitalized
                                                ------------------------------------------------------ --------------------------
        ($ in thousands)                           Amount        Ratio        Amount        Ratio         Amount       Ratio
                                                ------------------------------------------------------ --------------------------
        As of December 31, 2001
        Total Capital
             (to risk weighted assets)           $    48,568        11.31%  $     34,343         8.0%   $    42,929        10.0%

        Tier 1 Capital
             (to risk weighted assets)                43,163        10.05%        17,171         4.0%        25,757         6.0%

        Tier 1 Capital*
             (to average assets)                      43,163         6.92%        24,954         4.0%        31,192         5.0%

        As of December 31, 2000
        Total Capital
             (to risk weighted assets)           $    42,124        11.79%  $     28,572         8.0%   $    35,715        10.0%

        Tier 1 Capital
             (to risk weighted assets)                37,638        10.54%        14,286         4.0%        21,429         6.0%

        Tier 1 Capital*
             (to average assets)                      37,638         6.66%        22,618         4.0%        28,273         5.0%


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

       The board of directors of the company adopted a 1998 stock incentive plan
           (the "1998 plan"), which was approved by the shareholders of the company in 1998. . In 2001, both the board of directors and the shareholders of the company approved an amendment and restatement of the 1998 plan to increase the number of shares that may be issued thereunder. The 1998, as so amended and restated, plan permits the board of directors to grant incentive and non-qualified options (as well as shares of stock, with or without restrictions, and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 328,023 shares of common stock.

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

       In the absence of an active trading market for the company's common stock, the company utilizes a systematic valuation methodology to determine the fair market value on the date of grant of shares subject to options. Accordingly, the per share exercise price on all stock options granted under the 1998 plan has been determined on the basis of a valuation methodology provided to the company by an outside financial advisor, which does not necessarily reflect the actual prices at which shares of the common stock have been purchased and sold in privately negotiated transactions.

       All options that have been granted through December 31, 2001 under either the 1988 plan or the 1998 plan, generally become exercisable at the rate of 25% a year. All options granted prior to 1998 expire 10 years from the date of the grant. All options granted after 1997 expire 7 years from the date of grant. All options granted under either plan are categorized as incentive stock options, with the exception of stock options granted in 1999 that were to non employee directors and are non-qualified options.

       Stock option transactions are summarized as follows:

                                                              2001                       2000                       1999
                                                 ------------------------------------------------------ --------------------------
                                                                 Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                                                                 Exercise                    Exercise                   Exercise
                                                    Shares         Price        Shares        Price          Shares      Price
                                                 ------------- -------------- ------------------------- ------------- ------------
        Outstanding at beginning of year            230,235      $    9.61      355,130     $    8.35       379,550     $    7.97
             Granted                                 50,650          13.44         --              --        12,760         12.50
             Exercised                               (5,150)          7.83     (122,970)         5.97       (35,155)         5.62
             Forfeited                               (3,475)         12.72       (1,925)         9.04        (2,025)        11.54
        Outstanding at end of year                  272,260          10.32      230,235          9.61       355,130          8.35
        Exercisable at end of year                  200,070           9.31      179,835          8.97       251,580          7.25
        Shares reserved for future grants           170,407                      50,654                      56,385

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements

A summary of options outstanding and exercisable by exercise price as of December 31, 2001 follows:

                                                                                Outstanding                   Exercisable
                                                                     ----------------------------------   ----------------
                                                                                          Wtd. Avg.
                                                                                          Remaining
           Exercise Price                                               # Shares            Life             # Shares
           --------------------                                      ----------------  ----------------   ----------------
           $5.50                                                               1,100              1.04              1,100
           $6.00                                                               3,100              2.33              3,100
           $6.75                                                              37,900              3.51             37,900
           $7.00                                                              44,700              4.51             44,700
           $9.00                                                              42,050              5.50             42,050
           $12.50                                                             94,960              3.97             71,220
           $13.44                                                             48,450              6.09                  -
                                                                     ----------------                     ----------------
                                                                             272,260              4.58            200,070
                                                                     ================                     ================


       During 2001 and 2000, respectively, 8,412 and 8,004 shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares were issued at a fair market value price of $13.44 and $11.46 and were issued from the shares reserved for future grants under the 1998 plan.

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

       The company applies APB Opinion No. 25 in accounting for stock options and, accordingly, no compensation expense has been recognized in the financial statements. Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

        ($ in thousands, except per share data)                                         2001            2000            1999
                                                                                   ---------------  --------------  --------------
        Net income as reported                                                     $        4,904   $       3,604   $       4,083
        Pro forma net income                                                                4,741           3,455           3,915

        Basic earnings per share as reported                                                 1.43            1.08            1.28
        Pro forma basic earnings per share                                                   1.38            1.04            1.23

        Fully diluted earnings per share as reported                                         1.39            1.07            1.22
        Pro forma fully diluted earnings per share                                           1.34            1.03            1.17

       Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating the compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts above since options granted prior to January 1, 1995 are not considered. The per share weighted average fair value of stock options was determined to be $4.30 and $4.00 for options granted in 2001 and 1999. There were no options granted in 2000. The fair value of the options was determined to be 32% of the market value of the stock at the date of grant. The value was based on consultation with compensation consultants hired by the company and subsequent validation by management using a binomial distribution model. The assumptions used in the model at the last option grant date for the risk-free interest rate, expected volatility and expected life in years were 4.91%, 15%, and 8, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(12)   Employee Benefit Plans

       401(k) Defined Contribution Plan

       The company has a 401(k) defined contribution  employee benefit plan. The
           401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for 2001, 2000 and 1999 were 75%, 75% and 101%, respectively, up to the first 6% contributed by the employee. The company's expense for the 401(k) plan match for the years ended December 31, 2001, 2000 and 1999 was $384,000, $300,000,
           and $329,000, respectively.

       All employees, at least 21 years of age, are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

       Employee Bonus Program

       The company bonus program includes all employees. Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending upon which group the employee falls into: vice president and above, officer, and non-officer employees. In 2001, 2000 and 1999, gross payments charged to salaries and benefits expense under the plan were $1,992,000, $1,217,000, and $993,000, respectively. In 2001, in addition to the $1,992,000 increase in salaries, the bank also increased the employer contribution to the 401(k) plan by $116,000, or an additional 25% of employee contributions up to the first 6% contributed by the employee. The $116,000 increase on employer match on the company's 401(k) plan is also included in salaries and benefits for 2001.

       The company maintains a supplemental cash bonus plan for its top two executive officers. The goals, objectives and payout schedule of this plan are set by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 2001, 2000, and 1999, $292,000, $0, and $222,000, respectively, was charged to salaries and benefits under this plan.

       Split-Dollar Plan

       The company adopted a Split-Dollar Plan for the company's chief executive officer in 1996 and in 1999 the company increased this plan. In 1999 the company also adopted plans for the president and an executive vice president. The plans provide for the company to fund the purchase of a cash value life insurance policy owned by the executive. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums under the three plans are $393,800 through 2004, $127,000 through 2010 and $93,000 through 2012, respectively. The amount charged to expense for these benefits was $10,000, $10,000, and 23,000 in 2001, 2000, and 1999, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(13)   Income Taxes

       The components of income tax expense for the years ended December 31 were calculated using the liability method as follows:


       ($ in thousands)                                                      2001                2000               1999
                                                                       ------------------  ------------------  ----------------
      Current tax expense:
           Federal                                                     $           2,467   $           1,417   $         1,715
           State                                                                      44                  49                48
                                                                       ------------------  ------------------  ----------------
               Total current tax expense                                           2,511               1,466             1,763
                                                                       ------------------  ------------------  ----------------
       Deferred tax benefit:
            Federal                                                                 (767)               (324)             (274)
            State                                                                      -                   -                 -
                                                                       ------------------  ------------------  ----------------
               Total deferred tax benefit                                           (767)               (324)             (274)
                                                                       ------------------  ------------------  ----------------
               Total income tax expense                                $           1,744   $           1,142   $         1,489
                                                                       ==================  ==================  ================


       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                                          2001                      2000                    1999
                                                 -----------------------   -----------------------  ----------------------
       ($ in thousands)                            Amount         %          Amount         %         Amount         %
                                                 ------------  ---------   ------------  ---------  ------------  --------
       Computed income tax expense at statutory
            rate                                 $     2,260      34.0%     $    1,614      34.0%    $    1,894     34.0%
       State income taxes, net of federal tax
            benefit                                       29       0.4%             32       0.7%            32      0.6%
       Municipal bond interest                          (654 )    (9.8% )         (624 )   (13.1% )        (536 )   (9.6% )
       Other                                             109       1.6%            120       2.5%            99      1.7%
                                                 ------------  ---------   ------------  ---------  ------------  --------
       Income tax expense                        $     1,744      26.2%     $    1,142      24.1%    $    1,489     26.7%
                                                 ============  =========   ============  =========  ============  ========


       At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

       ($ in thousands)                                                                     2001                2000
                                                                                       ---------------     ---------------
       Deferred tax asset:
           Allowance for loan losses                                                   $        2,964      $        2,120
           Depreciation                                                                           607                 562
           Goodwill                                                                               129                  40
           Other                                                                                   42                 253
                                                                                       ---------------     ---------------
               Total                                                                            3,742               2,975

       Deferred tax liability:
            Net unrealized appreciation on
                Investment securities                                                           1,708                 766
                                                                                       ---------------     ---------------
       Net deferred tax asset                                                          $        2,034      $        2,209
                                                                                       ===============     ===============

       Management believes that it is more likely than not that current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2001.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(14)   Related Party Transactions

       The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2001, 2000 and 1999 various bank officers and directors. The maximum remaining term of the leases including options is for 20 years.

       Total amounts paid to the realty trusts for the years ended  December 31,
           2001,   2000,  and  1999,  were  $617,000,   $474,000  and  $366,000,
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

       Financial instruments with off-balance sheet credit risk at December 31, 2001 and 2000, are as follows:

        ($ in thousands)                                                 2001                2000
                                                                    ----------------    ----------------
        Commitments to originate loans                               $       14,562      $       17,700
        Standby letters of credit                                             5,032               3,187
        Unadvanced portions of consumer loans
             (including credit card loans)                                    3,738               2,252
        Unadvanced portions of construction loans                            20,662               9,901
        Unadvanced portions of home equity loans                             22,798              19,063
        Unadvanced portions of commercial lines of credit                    59,323              49,835


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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

       The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 2001 and 2000, the company had commitments to sell loans totaling $4,903,000 and $806,000, respectively.

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

       The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks," was approximately $2,800,000 and $1,500,000 at December 31, 2001, and 2000.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



       Financial  liabilities:  The fair values of time deposits were  estimated using discounted cash flow analysis using rates offered by the bank on December 31, 2001 for similar instruments. The fair value of trust preferred securities was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2001.

       Limitations:  The estimates of fair value of financial  instruments  were based on information available at December 31, 2001 and 2000 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                                                                                      2001                          2000
                                                                        ---------------------------   ---------------------------
        ($ in thousands)                                                  Carrying                      Carrying
                                                                           Amount      Fair Value        Amount       Fair Value
                                                                        ------------- -------------   ------------- -------------
        Financial assets:
             Cash and cash equivalents                                   $    37,861   $    37,861     $    54,105   $    54,105
             Investment securities                                           197,060       197,060         185,184       185,184
             Loans, net                                                      367,780       380,374         305,797       310,852
             Accrued interest receivable                                       3,586         3,586           4,078         4,078

        Financial liabilities:
             Non-interest bearing demand deposits                            107,000       107,000         100,917       100,917
             Savings, PIC and money market                                   267,631       267,631         201,482       201,482
             Time deposits                                                   152,322       153,056         159,576       159,988
             Short-term borrowings                                            44,449        44,449          58,271        58,271
             Escrow deposit of borrowers                                         931           931           1,106         1,106
             Accrued interest payable                                            805           805           1,031         1,031
             Trust preferred securities                                       10,500        10,674          10,500        10,923

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(17)     Parent Company Only Financial Statements


                                                  Balance Sheets


                                                                                            December 31,
                                                                                -------------------------------------
        ($ in thousands)                                                              2001                2000
                                                                                -----------------    ----------------
             Assets

        Cash and due from subsidiary                                              $          388      $          427
        Investment in subsidiary                                                          53,166              46,548
        Other assets                                                                         362                 375
                                                                                -----------------    ----------------
                 Total assets                                                     $       53,916      $       47,350
                                                                                =================    ================

             Liabilities and Stockholders' Equity

        Junior subordinated deferrable interest debentures                                10,825              10,825
        Accrued interest payable                                                             370                 370
                                                                                -----------------    ----------------
                 Total liabilities                                                        11,195              11,195
                                                                                -----------------    ----------------

        Stockholder's equity:
             Preferred stock, $0.01 par value per share;
                 1,000,000 shares authorized;
                 no shares issued                                                 $            -      $            -
             Common stock, $0.01 par value per share;
                 10,000,000 shares authorized at December 31,
                 2001 and 2000, respectively; 3,461,999 and
                 3,408,667 shares issued and outstanding at
                 December 31, 2001 and 2000, respectively                                     35                  34
             Additional paid-in capital                                                   18,654              17,843
             Retained earnings                                                            20,715              16,793
             Accumulated other comprehensive income                                        3,317               1,485
                                                                                -----------------    ----------------
                 Total stockholders' equity                                       $       42,721      $       36,155
                                                                                -----------------    ----------------
                 Total liabilities and stockholders' equity                       $       53,916      $       47,350
                                                                                =================    ================

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements

                                               Statements of Income

                                                                                For the years ended
                                                                                   December 31,
                                                                ----------------------------------------------------
        ($ in thousands)                                             2001              2000              1999
                                                                ----------------  ----------------  ----------------
        Undistributed equity in net income of
             Subsidiary                                         $         4,786   $         4,203   $         3,811
        Dividends received from subsidiary                                  918                16               278
                                                                ----------------  ----------------  ----------------
                 Total subsidiary income                                  5,704             4,219             4,089
                                                                ----------------  ----------------  ----------------
        Interest expense                                                  1,177               909                 -
        Other operating expenses                                             15                11                (6)
                                                                ----------------  ----------------  ----------------
                 Total operating expenses                                 1,192               920                (6)
                                                                ----------------  ----------------  ----------------
        Income before income taxes                                        4,512             3,299             4,083
        Income tax benefit                                                  392               305                 -
                                                                ----------------  ----------------  ----------------
                 Net income                                     $         4,904   $         3,604   $         4,083
                                                                ================  ================  ================


                                             Statements of Cash Flows

                                                                                For the years ended
                                                                                   December 31,
                                                                ----------------------------------------------------
        ($ in thousands)                                             2001              2000              1999
                                                                ----------------  ----------------  ----------------
        Cash flows from operating activities:
             Net income                                         $         4,904   $         3,604   $         4,083
             Undistributed equity in net income
                 of subsidiary                                           (4,786)           (4,203)           (3,811)
             Increase/(decrease) in other assets                             13              (366)               (9)
             Increase in other liabilities                                    -               370                 -
                                                                ----------------  ----------------  ----------------
                 Net cash (used in) provided by
                      operating activities                                  131              (595)              263
                                                                ----------------  ----------------  ----------------
        Cash flows from investing activities:
             Investments in subsidiaries                                      -           (10,996)                -
                                                                ----------------  ----------------  ----------------
                 Net cash used in
                      investing activities                                    -           (10,996)                -
                                                                ----------------  ----------------  ----------------

        Cash flows from financing activities:
             Proceeds from issuance of junior
                 subordinated deferrable interest
                 debentures                                                   -            10,825                 -
             Cash dividends paid                                           (982)             (837)             (667)
             Proceeds from issuance of common stock                         764               586               388
             Proceeds from exercise of stock options                         48             1,110               201
                                                                ----------------  ----------------  ----------------
                 Net cash (used in) provided by
                      Financing activities                                 (170)           11,684               (78)
                                                                ----------------  ----------------  ----------------

        Net increase/(decrease) in cash and
             cash equivalents                                               (39)               93               185
        Cash and cash equivalents, beginning of period                      427               334               149
                                                                ----------------  ----------------  ----------------
        Cash and cash equivalents, end of period                $           388   $           427   $           334
                                                                ================  ================  ================

Cash and cash equivalents include cash and due from subsidiary.

                                             ENTERPRISE BANCORP, INC.

                                    Notes to Consolidated Financial Statements



(18)    Quarterly Results of Operations (Unaudited)

                                                                                          2001
                                                       ----------------------------------------------------------------------------
       ($ in thousands, except share data)               First Quarter      Second Quarter      Third Quarter      Fourth Quarter
                                                       ------------------  -----------------  ------------------  -----------------
       Interest and dividend income                    $          10,318   $         10,364   $          10,629   $         10,229
       Interest expense                                            4,067              3,652               3,521              2,877
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income                                           6,251              6,712               7,108              7,352
Provision for loan losses                                            210                420                 850              1,000
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income after provision                           6,041              6,292               6,258              6,352
         for loan losses
Non-interest income                                                1,506              1,155               1,472              1,372
Non-interest expense                                               5,926              5,790               6,049              6,035
                                                       ------------------  -----------------  ------------------  -----------------
Income before income taxes                                         1,621              1,657               1,681              1,689
Income tax expense                                                   440                455                 430                419
                                                       ------------------  -----------------  ------------------  -----------------
     Net income                                        $           1,181   $          1,202   $           1,251   $          1,270
                                                       ==================  =================  ==================  =================

Basic earnings per share                               $            0.35   $           0.35   $            0.36   $           0.37

Diluted earnings per share                             $            0.34   $           0.34   $            0.35   $           0.36


                                                                                          2000
                                                       ----------------------------------------------------------------------------
       ($ in thousands, except share data)               First Quarter      Second Quarter      Third Quarter      Fourth Quarter
                                                       ------------------  -----------------  ------------------  -----------------
       Interest and dividend income                    $           8,355   $          9,267   $          10,110   $         10,414
       Interest expense                                            3,635              4,086               4,165              4,243
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income                                           4,720              5,181               5,945              6,171
Provision for loan losses                                            126                159                 159                159
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income after provision                           4,594              5,022               5,786              6,012
         for loan losses
Non-interest income                                                  668                741                 827              1,062
Non-interest expense                                               3,956              4,611               5,504              5,895
                                                       ------------------  -----------------  ------------------  -----------------
Income before income taxes                                         1,306              1,152               1,109              1,179
Income tax expense                                                   337                273                 260                272
                                                       ------------------  -----------------  ------------------  -----------------
     Net income                                        $             969   $            879   $             849   $            907
                                                       ==================  =================  ==================  =================

Basic earnings per share                               $            0.30   $           0.27   $            0.25   $           0.26

Diluted earnings per share                             $            0.29   $           0.27   $            0.25   $           0.26

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

(a) Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 7, 2002, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Directors of the Company
------------------------
George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President of the Company; President, Chief Operating Officer and
Chief Lending Officer of the Bank

Walter L. Armstrong
Retired; former Executive Vice President of the Bank

Kenneth S. Ansin
President, Norwood Cabinet Company

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

Lucy A. Flynn
Former Executive Vice President, Marketing, of ADS Financial Service Solutions

Eric W. Hanson
Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington
Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner
Vice Chairman and Clerk of the Company and the Bank
Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimack Travel Service, Inc.
Chairman Emeritus, Vacation.com

Additional Executive Officers of the Company
--------------------------------------------

Name                   Position
----                   --------

John P. Clancy, Jr.    Treasurer of the Company; Executive Vice President, Chief
                       Financial Officer, Treasurer and Chief Investment Officer of the Bank

Robert R. Gilman       Executive Vice President, Administration, and Commercial
                       Lender of the Bank

Stephen J. Irish       Executive Vice President, Chief Information Officer and
                       Chief Operations Officer of the Bank


Items 11, 12 and 13.

The information required in Items 11, 12 and 13 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 7, 2002, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

                                     Part IV

Item 14.  Exhibits List and Reports on Form 8-K

Exhibit #          Exhibit Description
--------------------------------------

2.1 Purchase and Assumption Agreement dated as of September 22, 1999 by and among Fleet Financial Group, Inc., Fleet National Bank, Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company (exclusive of disclosure schedules), incorporated by reference to Exhibit 2.1 to the company's Form 10-Q for the quarter ended September 30, 1999.

3.1 Restated Articles of Organization of the Company, as amended through May 10, 1999, incorporated by reference to Exhibit
                   3.1 to the company's Form 10-Q for the quarter ended March 31, 1999.

3.2 Amended and Restated Bylaws of the company, incorporated by reference to Exhibit 3.1 to the company's Form 10-QSB for the quarter ended June 30, 1997.

4.1 Rights Agreement dated as of January 13, 1998 between Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company, as Rights Agent, incorporated by reference to
                   Exhibit 4.1 to the company's Registration Statement on Form 8-A filed on January 14, 1998.

4.2 Terms of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form 8-A filed on January 14, 1998.

4.3 Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, incorporated by reference to
                   Exhibit 4.3 to the company's Registration Statement on Form 8-A filed on January 14, 1998.

4.4                Form of Rights  Certificate,  incorporated  by  reference  to
                   Exhibit 4.4 to the company's Registration Statement on Form 8-A filed on January 14, 1998.

10.1 Lease agreement dated July 22, 1988, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to
                   Exhibit 10.1 to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.2 Amendment to lease dated December 28, 1990, between the bank and First Holding Trust for and relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.2 to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.3 Amendment to lease dated August 15, 1991, between the bank and First Holding Trust for 851 square feet relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.3 to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.4 Lease agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., for 1,458 square feet relating to the premises at 170 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.4 to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.5 Lease agreement dated March 14, 1995, between the bank and North Central Investment Limited Partnership for 3,960 square feet related to the premises at 2-6 Central Street, Leominster, Massachusetts, incorporated by reference to
                   Exhibit 10.5 to the company's Form 10-QSB for the quarter ended June 30, 1996.

10.6 Employment Agreement dated as of June 1, 2001 by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.41 to the company's Form 10-Q for the quarter ended June 30, 2001.

10.7 Employment Agreement dated as of June 1, 2001 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.42 to the company's Form 10-Q for the quarter ended June 30, 2001.

10.8 Lease agreement dated June 20, 1996, between the bank and Kevin C. Sullivan and Margaret A. Sullivan for 4,800 square feet related to the premises at 910 Andover Street, Tewksbury, Massachusetts, incorporated by reference to
                   Exhibit 10.10 to the company's Form 10-KSB for the year ended December 31, 1996.

10.9 Split Dollar Agreement for George L. Duncan, incorporated by reference to Exhibit 10.13 to the company's Form 10-KSB for the year ended December 31, 1996.

10.10 Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 21-27 Palmer Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.12 to the company's Form 10-KSB for the year ended December 31, 1997.

10.11 Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts, incorporated by reference to Exhibit
                   10.13 to the company's Form 10-KSB for the year ended December 31, 1997.

10.12 Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts, incorporated by reference to Exhibit 10.14 to the company's Form 10-KSB for the year ended December 31, 1997.

10.13 Enterprise Bancorp, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.15 to the company's Form 10-KSB for the year ended December 31, 1997.

10.14 Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-8 (Reg. No. 333-60036), filed May 2, 2001.

10.15 Enterprise Bancorp, Inc. automatic dividend reinvestment plan, incorporated by reference to the section of the company's Registration Statement on Form S-3 (Reg. No. 333-79135), filed May 24, 1999, appearing under the heading "The Plan".

10.16 Split Dollar Agreement for Richard W. Main, incorporated by reference to Exhibit 10.17 to the company's Form 10-Q for the quarter ended March 31, 1999.

10.17 Split Dollar Agreement for Robert R. Gilman, incorporated by reference to Exhibit 10.18 to the company's Form 10-Q for the quarter ended March 31, 1999.

10.18 Additional Split Dollar Agreement for George L. Duncan, incorporated by reference to Exhibit 10.40 to the company's Form 10-K for the year ended December 31, 1999.

10.19 Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Diane J. Silva, incorporated by reference to Exhibit 10.43 to the company's Form 10-Q for the quarter ended September 30, 2001.

10.20 Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Brian H. Bullock, incorporated by reference to Exhibit 10.44 to the company's Form 10-Q for the quarter ended September 30, 2001.

10.21 Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.45 to the company's Form 10-Q for the quarter ended September 30, 2001.

10.22 Change in Control/Noncompetition Agreement dated as of August 7, 2001 by and among the company, the bank and Chester J. Szablak Jr., incorporated by reference to Exhibit 10.46 to the company's Form 10-Q for the quarter ended September 30, 2001.

21.0               Subsidiaries of the Registrant.

23.0               Consent of KPMG LLP.



(b)Reports on Form 8-K

                   The company has not filed any report on Form 8-K during the quarter ended December 31, 2001.

                            ENTERPRISE BANCORP, INC.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENTERPRISE BANCORP, INC.

Date:  March 19, 2002                       By: /s/ John P. Clancy, Jr.
                                                -----------------------
                                                John P. Clancy, Jr.
                                                Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ George L. Duncan           Chairman, Chief Executive        March 19, 2002
------------------------------   Officer and Director
   George L. Duncan

  /s/ Richard W. Main           President, Chief Operating       March 19, 2002
------------------------------   Officer and Director
    Richard W. Main

/s/ John P. Clancy, Jr.         Treasurer (Principal Financial   March 19, 2002
------------------------------  (Officer)
    John P. Clancy Jr.

 /s/ Joseph R. Lussier          (Principal Accounting Officer)   March 19, 2002
------------------------------
    Joseph R. Lussier

------------------------------  Director                         March 19, 2002
    Kenneth S. Ansin

/s/ Walter L. Armstrong         Director                         March 19, 2002
------------------------------
    Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.    Director                         March 19, 2002
------------------------------
    Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley         Director                         March 19, 2002
------------------------------
    Kathleen M. Bradley

/s/ John R. Clementi            Director                         March 19, 2002
------------------------------
    John R. Clementi

/s/ James F. Conway, III        Director                         March 19, 2002
------------------------------
    James F. Conway, III

/s/ Carole A. Cowan             Director                         March 19, 2002
------------------------------
    Carole A. Cowan

/s/ Nancy L. Donahue            Director                         March 19, 2002
------------------------------
    Nancy L. Donahue

/s/ Lucy A. Flynn               Director                         March 19, 2002
------------------------------
    Lucy A. Flynn

/s/ Eric W. Hanson              Director                         March 19, 2002
------------------------------
    Eric W. Hanson

/s/ John P. Harrington          Director                         March 19, 2002
------------------------------
    John P. Harrington

/s/ Arnold S. Lerner           Director, Vice Chairman           March 19, 2002
------------------------------   and Clerk
    Arnold S. Lerner

/s/ Charles P. Sarantos         Director                         March 19, 2002
------------------------------
    Charles P. Sarantos

/s/ Michael A. Spinelli         Director                         March 19, 2002
------------------------------
    Michael A. Spinelli