Form 10-Q
period 2002-03-31
ENTERPRISE BANCORP INC /MA/
filed 2002-05-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                   May 13, 2002 Common Stock - Par Value $0.01, 3,464,099 shares outstanding

                                                ENTERPRISE BANCORP, INC.
                                                         INDEX

                                                                                               Page Number

           Cover Page                                                                                 1

           Index                                                                                      2

                                              PART I FINANCIAL INFORMATION
Item 1     Financial Statements

                  Consolidated Balance Sheets -March 31, 2002 and December 31, 2001                   3

                  Consolidated Statements of Income -
                  Three months ended March 31, 2002 and 2001                                          4

                  Consolidated Statement of Changes in Stockholders' Equity -                         5
                  Three months ended March 31, 2002

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2002 and 2001                                          6

                  Notes to Consolidated Financial Statements                                          8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                       10

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                17

                                               PART II OTHER INFORMATION
Item 1     Legal Proceedings                                                                         18

Item 2     Changes in Securities and Use of Proceeds                                                 18

Item 3     Defaults upon Senior Securities                                                           18

Item 4     Submission of Matters to a Vote of Security Holders                                       18

Item 5     Other Information                                                                         18

Item 6     Exhibits and Reports on Form 8-K                                                          18

           Signature Page                                                                            19



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

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                                                                                       March 31,         December 31,
                                                                                          2002               2001
(Dollars in thousands)                                                                (Unaudited)
                                                                                    -----------------  -----------------

Assets

Cash and equivalents:
     Cash and due from banks                                                         $        30,649   $         31,361
     Daily federal funds sold                                                                  5,000              6,500
                                                                                     ----------------  -----------------
                  Total cash and cash equivalents                                             35,649             37,861
                                                                                     ----------------  -----------------

Investment securities at fair value                                                          196,638            197,060
Loans, less allowance for loan losses of $8,902 at March 31, 2002 and
     $8,547 at December 31, 2001                                                             378,999            367,780
Premises and equipment                                                                        12,989             12,136
Accrued interest receivable                                                                    3,609              3,586
Deferred income taxes, net                                                                     2,767              2,034
Prepaid expenses and other assets                                                              3,576              2,990
Income taxes receivable                                                                            -                301
Intangible assets                                                                              6,598              6,796
                                                                                     ----------------  -----------------
                  Total assets                                                       $       640,825   $        630,544
                                                                                     ================  =================

Liabilities, Trust Preferred Securities and Stockholders' Equity

Deposits                                                                             $       541,260   $        526,953
Short-term borrowings                                                                         40,191             44,449
Escrow deposits of borrowers                                                                   1,418                931
Accrued expenses and other liabilities                                                         3,282              4,185
Income taxes payable                                                                             341                  -
Accrued interest payable                                                                         811                805
                                                                                     ----------------  -----------------
                  Total liabilities                                                          587,303            577,323
                                                                                     ----------------  -----------------
Trust preferred securities                                                           $        10,500   $         10,500

Stockholders' equity:
         Preferred stock, $0.01 per value; 1,000,000 shares
         Authorized; no shares issued
                                                                                                   -                  -
     Common stock $0.01 par value; 10,000,000 shares authorized; 3,462,974 and
         3,461,999 shares issued and outstanding at
         March 31, 2002 and December 31, 2001, respectively                                       35                 35
Additional paid-in capital                                                                    18,662             18,654
Retained earnings                                                                             22,096             20,715
Accumulated other comprehensive income                                                         2,229              3,317
                                                                                     ----------------  -----------------
                  Total stockholders' equity                                                  43,022             42,721
                                                                                     ----------------  -----------------
                  Total liabilities, trust preferred
                  securities and stockholders' equity                                $       640,825   $        630,544
                                                                                     ================  =================

                            ENTERPRISE BANCORP, INC.

                        Consolidated Statements of Income

                   Three months ended March 31, 2002 and 2001

(Dollars in thousands, except per share data)                                          March 31,            March 31,
                                                                                         2002                 2001
                                                                                      (Unaudited)          (Unaudited)
                                                                                  ------------------   ------------------

Interest and dividend income:
       Loans                                                                        $           6,934   $            7,076
       Investment securities                                                                    2,582                3,023
       Federal funds sold                                                                          37                  219
                                                                                   ------------------   ------------------
               Total interest income                                                            9,553               10,318
                                                                                   ------------------   ------------------

Interest expense:
       Deposits                                                                                 2,328                3,290
       Short-term borrowed funds                                                                  190                  777
                                                                                   ------------------   ------------------
               Total interest expense                                                           2,518                4,067
                                                                                   ------------------   ------------------

               Net interest income                                                              7,035                6,251

Provision for loan losses                                                                         390                  210
                                                                                   ------------------   ------------------
               Net interest income after provision for loan losses                              6,645                6,041
                                                                                   ------------------   ------------------

Non-interest income:
       Investment management and trust service fees                                               571                  506
       Deposit service fees                                                                       436                  346
       Net gains on sales of investment securities                                                416                  390
       Gains on sales of loans                                                                    102                   62
       Other income                                                                               195                  202
                                                                                   ------------------   ------------------
                Total non-interest income                                                       1,720                1,506
                                                                                   ------------------   ------------------

Non-interest expense:
       Salaries and employee benefits                                                           3,553                3,261
       Occupancy expenses                                                                       1,109                  955
       Advertising and public relations                                                           179                  140
       Audit, legal and other professional fees                                                   226                  152
       Trust professional and custodial expenses                                                  196                  182
       Office and data processing supplies                                                        115                  139
       Trust preferred expense                                                                    290                  290
       Amortization of intangible assets                                                          198                  198
       Other operating expenses                                                                   636                  609
                                                                                   ------------------   ------------------
                Total non-interest expense                                                      6,502                5,926
                                                                                   ------------------   ------------------
Income before income taxes                                                                      1,863                1,621
Income tax expense                                                                                482                  440
                                                                                   ------------------   ------------------
                Net income                                                         $            1,381   $            1,181
                                                                                   ==================   ==================
Basic earnings per share                                                           $             0.40   $             0.35
                                                                                   ==================   ==================
Diluted earnings per share                                                         $             0.39   $             0.34
                                                                                   ==================   ==================
Basic weighted average common shares outstanding                                            3,462,232            3,409,093
                                                                                   ==================   ==================
Diluted weighted average common shares outstanding                                          3,578,384            3,489,837
                                                                                   ==================   ==================

                            ENTERPRISE BANCORP, INC.

            Consolidated Statement of Changes in Stockholders' Equity

                  Three months ended March 31, 2002 (unaudited)


(Dollars in thousands)

                                                                Common Stock          Additional
                                                        -------------------------      Paid-in        Retained
                                                         Shares         Amount         Capital        Earnings
                                                        ----------    -----------     ---------       --------

Balance at December 31, 2001                             3,461,999    $        35    $    18,654    $    20,715

Comprehensive income
     Net Income                                                                                           1,381
     Unrealized depreciation on securities,
         net of reclassification                                                                         (1,088)

Total comprehensive income                                                                          $       293

Stock options exercised                                        975              8
                                                        ----------    -----------    -----------    -----------

                                                        ==========    ===========    ===========    ===========
Balance at March 31, 2002                                3,462,974    $        35    $    18,662    $    22,096
                                                        ==========    ===========    ===========    ===========


                                                         Comprehensive Income           Total
                                                        ----------------------       Stockholders'
                                                          Period      Accumulated      Equity
                                                        -----------   -----------     ----------


Balance at December 31, 2001                                          $     3,317    $    42,721

Comprehensive income
     Net Income                                              1,381                         1,381
     Unrealized depreciation on securities,
         net of reclassification                            (1,088)       (1,088)         (1,088)
                                                       -----------    -----------    -----------
Total comprehensive income                             $       293
                                                       ===========
Stock options exercised                                                                        8
                                                       -----------    ----------     -----------
                                                       ===========    ==========
Balance at March 31, 2002                              $     2,229    $   43,022
                                                       ===========    ==========

Disclosure of reclassification amount:
Gross unrealized depreciation arising during
     The period                                        $    (1,232)
Tax benefit                                                    419

Unrealized holding depreciation, net of tax                   (813)

     Less: reclassification adjustment for net gains
     included in net income (net of $141 tax)                  275
                                                       ===========
Net unrealized depreciation on securities              $    (1,088)


                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2002 and 2001

(Dollars in thousands)                                                           March 31,          March 31,
                                                                                   2002               2001
                                                                                (Unaudited)        (Unaudited)
                                                                               --------------     --------------
Cash flows from operating activities:
     Net income                                                              $         1,381    $         1,181
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Provision for loan losses                                                   390                210
             Depreciation and amortization                                               657                530
             Amortization of intangible assets                                           198                198
             Net gains on sales of investments                                          (416)              (390)
             Gains on sale of loans                                                     (102)               (62)
             (Increase) decrease in:
                Loans held for sale                                                      726                311
                Accrued interest receivable                                              (23)               342
                Prepaid expenses and other assets                                       (586)              (334)
                Deferred income taxes                                                   (173)              (105)
                Income taxes                                                             642                387
             Increase (decrease) in:
                Accrued expenses and other liabilities                                  (903)               (66)
                Accrued interest payable                                                   6               (370)
                                                                             ----------------   ----------------
                    Net cash provided by operating activities                          1,797              1,832
                                                                             ----------------   ----------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns of investment securities            11,558              4,091
     Proceeds from sales of investment securities                                      6,049             10,037
     Purchase of investment securities                                               (18,498)           (23,437)
     Net increase in loans                                                           (12,233)           (12,823)
     Additions to premises and equipment, net                                         (1,429)              (557)
                                                                             ----------------   ----------------
                    Net cash used in investing activities                            (14,553)           (22,689)
                                                                             ----------------   ----------------
Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                              14,794             11,105
     Net increase (decrease) in short-term borrowings                                 (4,258)            12,339
     Stock options exercised                                                               8                  6
                                                                             ----------------   ----------------
                    Net cash provided by financing activities                         10,544             23,450
                                                                             ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                                  (2,212)             2,593
Cash and cash equivalents at beginning of period                                      37,861             54,105
                                                                             ----------------   ----------------
Cash and cash equivalents at end of period                                   $        35,649    $        56,698
                                                                             ================   ================

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                   Three months ended March 31, 2002 and 2001

(Dollars in thousands)                                                           March 31,          March 31,
                                                                                   2002               2001
                                                                                (Unaudited)        (Unaudited)
                                                                               --------------     --------------

Supplemental financial data:
     Cash paid for:
         Interest expense                                                    $         2,511    $         4,722
         Income taxes                                                                     12                200

                            ENTERPRISE BANCORP, INC.
                   Notes to Consolidated Financial Statements

(1)      Organization of Holding Company

Enterprise Bancorp, Inc. (the "company") is a Massachusetts corporation, which was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the "bank"), for the purpose of becoming the holding company for the bank.

(2)      Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the company's December 31, 2001 audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 116,152 and 80,744 for the quarters ended March 31, 2002 and March 31, 2001, respectively.

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

(5)      Intangible Assets

On July 21, 2000 the bank completed its acquisition of two Fleet National Bank branch offices. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to identified intangible assets and goodwill (combined "intangible assets") and is being amortized over a ten-year period.

(6)      Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations"' and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle before the end of the year of adoption. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of the standard.

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

(7)      Reclassification

Certain fiscal 2001 information has been reclassified to conform to the 2002 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                        Minimum Capital            Minimum Capital
                                                                          for Capital                   to be
                                                 Actual                Adequacy Purposes           Well Capitalized
                                        -------------------------- ------------------------------------------------------
(Dollars in thousands)                     Amount       Ratio         Amount        Ratio        Amount        Ratio
                                        -------------------------- ------------------------------------------------------

As of March 31, 2002:

Total Capital
     (to risk weighted assets)           $    50,333       11.35%   $     35,464        8.00%  $     44,330       10.00%

Tier 1 Capital
     (to risk weighted assets)                44,750       10.09%         17,732        4.00%        26,598        6.00%

Tier 1 Capital*
     (to average assets)                      44,750        7.26%         24,667        4.00%        30,833        5.00%


     * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet

Total Assets

At March 31, 2002, total assets increased by $10.3 million, or 1.6%, since December 31, 2001. The increase was primarily attributable to an increase in net loans of $11.2 million, offset by a decrease of $2.0 million in investment securities and federal funds sold. The increase in assets was funded primarily by growth in deposits of $14.3 million, offset by a decrease in short-term borrowings of $4.3 million. During the fourth quarter of 2001, the bank began to transition the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated Investors, Inc. ("Federated"). The balances transferred to Federated do not represent obligations of the bank. This transition from overnight repurchase agreements to Federated mutual funds continued during the first three months of 2002. Under this arrangement, management believes that commercial customers will benefit from enhanced interest rate earnings on sweep accounts, while retaining a conservative investment option of the highest quality and safety. Without this transition to Federated, the bank would have had growth in assets and deposits plus repurchase agreements of 5.6% and 6.2%, respectively, at March 31, 2002 as compared to December 31, 2001.

Investments

At March 31, 2002 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at March 31, 2002 was $3.4 million compared to $5.0 million at December 31, 2001. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized appreciation will only be realized if the securities are sold. The unrealized appreciation on the investment portfolio will decrease as interest rates rise or as the securities approach maturity.

Loans

Total loans, before the allowance for loan losses, were $387.9 million, or 60.5% of total assets, at March 31, 2002, compared to $376.3 million, or 59.7% of total assets, at December 31, 2001. The increase in loans of $11.6 million for the quarter ended March 31, 2002 was primarily attributed to originations of commercial, commercial real estate and construction loans.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $14.8 million, or 2.8%, during the first three months of 2002, from $527.9 million at December 31, 2001, to $542.7 million at March 31, 2002. The increase of $14.8 million consists of growth of $9.8 million in savings, checking and money market deposits primarily attributable to sales efforts and increased market penetration, and a $5.0 million increase in certificates of deposit.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased by $4.2 million, or 9.6%, from $44.4 million at December 31, 2001 to $40.2 million at March 31, 2002. The decrease was attributable to the bank's continuing transition  during the first three months of 2002 of the  investment  portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated. The sweep balances that remain as of March 31, 2002 on the bank's balance sheet in the form of overnight repurchase agreements secured by municipal securities held by the bank are classified as securities sold under agreements to repurchase. The company also had $470,000 in borrowings outstanding from the FHLB at March 31, 2002.


Loan Loss Experience/Non-performing Assets

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                                 Three months ended March 31,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2002                  2001
                                                                             ----------------      ----------------

Balance at beginning of year                                                 $         8,547       $         6,220
Loans charged off
     Commercial                                                                           46                     -
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               -                     -
     Home equity                                                                           -                     -
     Other                                                                                 3                    20
                                                                             ----------------      ----------------
                                                                                          49                    20
                                                                             ----------------      ----------------
Recoveries on loans charged off
     Commercial                                                                            -                    25
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               2                    20
     Home equity                                                                           -                     -
     Other                                                                                12                     4
                                                                             ----------------      ----------------
                                                                                          14                    49
                                                                             ----------------      ----------------
Net loans charged off (recovered)                                                         35                  (29)
Provision charged to operations                                                          390                   210
                                                                             ----------------      ----------------
Balance at March 31                                                          $         8,902       $         6,459
                                                                             ================      ================
Annualized net loans charged off (recovered): Average loans outstanding                 0.04%                (0.04%)
                                                                             ================      ================
Allowance for loan losses: Loans                                                        2.29%                 1.99%
                                                                             ================      ================
Allowance for loan losses: Non-performing loans                                       386.37%               614.56%
                                                                             ================      ================

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)                                               March 31,       December 31,      March 31,
                                                                      2002            2001                2001
                                                               -----------------  -----------------  ----------------

Non-accrual loans                                              $          2,303   $          1,874   $         1,051
Accruing loans > 90 days past due                                             1                  1                 -
                                                               -----------------  -----------------  ----------------
     Total non-performing loans                                           2,304              1,875             1,051
Other real estate owned                                                       -                  -                 -
                                                               -----------------  -----------------  ----------------
     Total non-performing assets                               $          2,304   $          1,875   $         1,051
                                                               =================  =================  ================
Non-performing loans: Loans                                                0.59%              0.50%             0.32%
                                                               =================  =================  ================
Non-performing assets: Total assets                                        0.36%              0.30%             0.18%
                                                               =================  =================  ================
Delinquent loans 30-89 days past due: Loans                                0.54%              0.30%             0.18%
                                                               =================  =================  ================

Total non-performing loans increased by $1.3 million from March 31, 2001 to March 31, 2002 and by $0.4 million from December 31, 2001 to March 31, 2002, and the ratio of non-performing loans to gross loans increased from 0.32% to 0.59% and from 0.50% to 0.59% over the same respective periods. The ratio of delinquent loans (30 - 89 days past due) to gross loans increased from 0.18% at March 31, 2001 to 0.30% at December 31, 2001 and from 0.30% to 0.54% from December 31, 2001 to March 31, 2002.

Non-performing and delinquent loans at March 31, 2001 are considered to be unusually low. The results at December 31, 2001 and March 31, 2002 were primarily attributable to a weakened economy which began in 2001 and continued, at least to a certain degree, during the first three months of 2002. The bank's level of non-performing assets is largely a function of economic conditions and the overall banking environment. Continuing adverse conditions within the bank's market area, as well as any other adverse changes in local, regional or national economic conditions, could negatively impact the bank's level of non-performing assets in the future, despite prudent loan underwriting.

                              Results of Operations

     Three Months Ended March 31, 2002 vs. Three Months Ended March 31, 2001

The company reported net income of $1,381,000 for the three months ended March 31, 2002, versus $1,181,000 for the three months ended March 31, 2001. The company had basic earnings per common share of $0.40 and $0.35 and diluted earnings per common share of $0.39 and $0.34 for the three months ended March 31, 2002 and March 31, 2001, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                                 Three months ended March 31,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2002                  2001
                                                                             ----------------      ----------------

Average assets (1)                                                           $       623,263       $       569,020
Average deposits and short-term borrowings                                           567,892               518,825
Average investment securities and federal funds sold (1)                             192,010               209,924
Average loans, net of deferred loan fees                                             383,853               315,273
Net interest income                                                                    7,035                 6,251
Provision for loan losses                                                                390                   210
Tax expense                                                                              482                   440
Average loans: Average deposits and borrowings                                         67.59%                60.77%
Non-interest expense: Average assets (2)                                                4.23%                 4.22%
Non-interest income: Average assets (2) (3)                                             0.85%                 0.80%
Average tax equivalent rate earned on interest earning assets                           6.86%                 8.10%
Average rate paid on interest bearing deposits and short-term borrowings                2.21%                 3.92%
Average rate paid on total deposits and borrowings                                      1.80%                 3.18%
Net interest margin                                                                     5.08%                 5.00%


(1)  Excludes the effect of SFAS No. 115
(2)  Ratios have been annualized based on number of days for the period
(3)  Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $7,035,000 for the three months ended March 31, 2002, an increase of $784,000, or 12.5%, from $6,251,000 for the three months ended March 31, 2001. Interest income decreased by $765,000 for the three months ended March 31, 2002 and was $9,553,000 compared to $10,318,000 for the same period ended March 31, 2001. This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 124 basis points to 6.86% for the three months ended March 31, 2002 compared to 8.10% for the same period ended March 31, 2001, offset by an increase in the average balance of interest earning assets of $50.7 million or 9.6% to $575.9 million for the three months ended March 31, 2002 compared to $525.1 million for the three months ended March 31, 2001.

For the three months ended March 31, 2002, the average loan balance increased by $68.6 million, or 21.8%, and the average investment securities and federal funds sold balance decreased by $17.9 million, or 8.5%, compared to the same period ended March 31, 2001. The average rate earned on loans declined by 177 basis points to 7.33% for the three months ended March 31, 2002, from 9.10% for the same period ended March 31, 2001, while the average tax equivalent yield on investment securities and federal funds sold decreased by 68 basis points to 5.92% for the three months ended March 31, 2002 from 6.60% for the same period ended March 31, 2001.

Interest expense for the three months ended March 31, 2002 was $2,518,000 compared to $4,067,000 for the same period ended March 31, 2001, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 171 basis points to 2.21% for the three months ended March 31, 2002 compared to 3.92% for the same period ended March 31, 2001, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $40.2 million, or 9.6%, to $461.4 million for the three months ended March 31, 2002 as compared to $421.2 million for the same period ended March 31, 2001.

The average interest rate on savings, checking and money market deposit accounts decreased by 112 basis points for the three months ended March 31, 2002 compared to the same period ended March 31, 2001, due to lower market rates, while the average balance of such deposit accounts increased by $54.4 million, or 26.2%, to $261.8 million for the three months ended March 31, 2002 as compared to $207.4 million for the same period ended March 31, 2001.

The average interest rate on time deposits decreased by 164 basis points for the three months ended March 31, 2002 compared to the same period ended March 31, 2001. The average balance on time deposits increased by $5.3 million, or 3.5%, to $156.3 million for the three months ended March 31, 2002 as compared to $151.0 million for the same period ended March 31, 2001.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, "repurchase agreements") and FHLB borrowings, decreased to 1.78% for the three months ended March 31, 2002, compared to 5.02% for the three months ended March 31, 2001. The average balance of short-term borrowings for the three months ended March 31, 2002 decreased by $19.5 million, or 31.0%, to $43.3 million as compared to $62.8 million for the three months ended March 31, 2001. The 324 basis point decrease in average rate paid on short-term borrowings resulted primarily from decreases in market rates, while the decrease in average balance was attributable primarily to the transition described above of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Net interest margin increased to 5.08% for the three months ended March 31, 2002 from 4.96% for the same period ended March 31, 2001, primarily due to the 171 basis point decrease in the average rate on interest bearing liabilities, offset by the 124 basis point decrease in tax equivalent yield on interest earning assets, and the $50.7 million increase in the average balance of interest earning assets, offset by the $40.2 million increase in the average balance of interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended March 31, 2002 and March 31, 2001, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                                Three Months Ended March 31, 2002       Three Months Ended March 31, 2001
                                               -------------------------------------  --------------------------------------
(Dollars in thousands)                            Average     Interest   Interest      Average                  Interest
                                                  Balance                Rates (3)     Balance     Interest     Rates (3)
                                               -------------------------------------  --------------------------------------

Assets:
     Loans (1) (2)                                $ 383,853   $  6,934     7.33%      $315,273      $7,076        9.10%
     Investment securities & federal funds
     sold (3)(5)                                    192,010      2,619     5.92%       209,924       3,242        6.60%
                                                  ---------   --------               ---------      ------
       Total interest earnings assets               575,863      9,553     6.86%       525,197      10,318        8.10%
     Other assets (4)(5)                             47,400                             43,823
                                                  ---------                           --------
       Total assets (5)                           $ 623,263                           $569,020
                                                  =========                           ========

Liabilities and stockholders' equity:
     Savings/PIC/MMDA                             $ 261,817        837     1.30%      $207,408       1,238        2.42%
     Time deposits                                  156,279      1,491     3.87%       150,947       2,052        5.51%
     Short-term borrowings                           43,319        190     1.78%        62,813         777        5.02%
                                                  ---------    -------                --------      ------
       Total interest-bearing deposits and
       borrowings                                   461,415      2,518     2.21%       421,168       4,067        3.92%
                                                  =========    =======                ========      ======

Net interest rate spread (3)                                               4.65%                                  4.18%

     Non-interest bearing deposits                  106,477     97,657
                                                  ---------    -------                --------      ------
       Total deposits and borrowings                567,892      2,518     1.80%       518,825       4,067        3.18%

     Other liabilities                                4,647      3,670
                                                  ---------    -------
       Total liabilities                            572,539    522,495

Trust preferred securities                           10,500     10,500
Stockholders' equity (5)                             40,224     36,025
                                                  ---------   --------
       Total liabilities, trust preferred
         securities and stockholders' equity (5)   $623,263   $569,020
                                                  =========   ========

Net interest Income                                           $  7,035                            $  6,251
                                                              ========                            ========

Net interest margin                                                        5.08%                                  4.96%



                                                                Changes due to
                                                 -----------------------------------------------
                                                                          Interest        Rate/
                                                    Total       Volume     Rate          Volume
                                                 -----------------------------------------------

Assets:
     Loans (1) (2)                                 $   (142)  $  1,539   $ (1,381)       $  (300)
     Investment securities & federal funds
     sold (3)(5)                                       (623)      (277)      (434)            88
                                                    -------   --------    -------        -------
       Total interest earnings assets                  (765)     1,262     (1,815)          (212)
                                                    -------   --------    -------        -------
     Other assets (4)(5)

       Total assets (5)

Liabilities and stockholders' equity:
     Savings/PIC/MMDA                                  (401)       325       (575)          (151)
     Time deposits                                     (561)        72       (612)           (21)
     Short-term borrowings                             (587)      (241)      (502)           156
                                                    -------   --------    -------         ------
        Total interest-bearing deposits and
         borrowings                                  (1,549)       156     (1,689)           (16)
                                                    -------   --------    -------         ------

Net interest rate spread (3)

     Non-interest bearing deposits
       Total deposits and borrowings

     Other liabilities
       Total liabilities

Trust preferred securities
Stockholders' equity (5)

       Total liabilities, trust preferred
         securities and stockholders' equity (5)

Net interest Income                                $    784   $  1,106     $ (126)        $ (196)
                                                   ========   ========     ======         ======

Net interest margin


(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect was $224 and $225 for the periods ended March 31, 2002 and March 31, 2001, respectively

(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets. (5) Excludes the effect of SFAS No. 115 The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

Provision for Loan Losses

The provision for loan losses amounted to $390,000 and $210,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $65,000, or 13.0%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily due to one time fees received in 2002 for estate settlements. Excluding these fees, investment management and trust service fees would have decreased by $10,000, or 2%, for the three months ended March 31, 2002 compared to the same period in 2001. Average investment services and trust assets under management (excluding the commercial sweep balances held in Federated mutual funds) decreased to $286.8 million for the three months ended March 31, 2002 from $297.3 million for the same period in 2001.

Deposit service fees increased by $90,000, or 26.0%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due primarily to an increase in the average balance on savings, checking and money market accounts of $54.4 million, or 26.2%, for the three months ended March 31, 2002 compared to the same period in 2001. The average deposit balance increase resulted in higher business checking and overdraft fees.

Net gain on sale of investment securities amounted to $416,000 and $390,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans increased by $40,000 for the three months ended March 31, 2002, compared to the three months ended March 31, 2001, due to increased residential mortgage production resulting from a declining interest rate environment.

Other income for the three months ended March 31, 2002, was $195,000 compared to $202,000 for the three months ended March 31, 2001. This decrease was primarily attributable to a decrease in check printing fees offset by an increase in ATM surcharge fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3,553,000 for the three months ended March 31, 2002, compared to $3,261,000 for the three months ended March 31, 2001, an increase of $292,000 or 9.0%. This increase was primarily due to new hires, company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $1,109,000 for the three months ended March 31, 2002, compared to $955,000 for the three months ended March 31, 2001, an increase of $154,000 or 16.1%. The increase was primarily due to increases in rent and common area maintenance fees for leased office space, depreciation of office renovations for operational support departments completed in 2001, and ongoing enhancements to the company's computer systems.

Advertising and public relations expenses increased by $39,000, or 27.9%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily due to expenditures related to the opening of the bank's newest branch office, located at the end of the Lowell Connector, which occurred on April 29, 2002.

Audit, legal and other professional expenses increased by $74,000, or 48.7%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily due to increased compliance and audit related expenses associated with the bank's growth in 2002.

Trust professional and custodial expenses increased by $14,000, or 7.7%, for the three months ended March 31, 2002 compared to the same period in 2001. The increase was primarily due to an increase in custodial fees.

Office and data processing supplies expense decreased by $24,000, or 17.3%, for the three months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to timing differences of the expenditures.

Trust preferred expense was $290,000 for the three months ended March 31, 2002 and March 31, 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $198,000 for the three months ended March 31, 2002 and March 31, 2001. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Other operating expense was $636,000 and $609,000 for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase of $27,000, or 4.4%, for the 2002 period was primarily due to the company's growth and consists of increased expenses for bank service charges, training expense, courier services, internet banking and data communication lines, and charitable contributions.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended March 31, 2002 and March 31, 2001 were $482,000 and 27.0% and $440,000 and 27.1%, respectively.


ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment committee is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The investment committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the bank's asset/liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The investment committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. These asset/liability strategies are reviewed regularly by management and presented and discussed with the investment committee on at least a quarterly basis. The bank's asset/liability strategies may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense of interest bearing liabilities is accomplished through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The investment committee periodically reviews the guidelines or restrictions contained in the bank's asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 10% in the 24-month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

                            PART II OTHER INFORMATION


Item 1            Legal Proceedings
                  Not Applicable

Item 2            Changes in Securities and Use of Proceeds
                  Not Applicable

Item 3            Defaults upon Senior Securities
                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5            Other Information
                  None

Item 6            Exhibits and Reports on Form 8-K
                  The following exhibit is included with this report:

                  10.23 Change in Control/Noncompetition Agreement dated as of April 3, 2002 by and among the company, the bank and Stephen J. Irish.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.

DATE:  May 13, 2002                   /s/ John P. Clancy, Jr.
                                      ------------------------------------------
                                      John P. Clancy, Jr.
                                      Treasurer