Form 10-Q
period 2002-06-30
ENTERPRISE BANCORP INC /MA/
filed 2002-08-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
August 13, 2002 Common Stock - Par Value $0.01 3,522,516 shares outstanding

                            ENTERPRISE BANCORP, INC.
                                      INDEX

                                                                    Page Number

       Cover Page                                                           1

       Index                                                                2

                          PART I FINANCIAL INFORMATION
Item 1  Financial Statements

        Consolidated Balance Sheets -June 30, 2002 and December 31, 2001    3

        Consolidated Statements of Income -
        Three and six months ended June 30, 2002 and 2001                   4

        Consolidated Statement of Changes in Stockholders' Equity -         5
        Six months ended June 30, 2002

        Consolidated Statements of Cash Flows -
        Six months ended June 30, 2002 and 2001                             6

        Notes to Consolidated Financial Statements                          7

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9

Item 3  Quantitative and Qualitative Disclosures About Market Risk         21

                            PART II OTHER INFORMATION

Item 1  Legal Proceedings                                                  22

Item 2  Changes in Securities and Use of Proceeds                          22

Item 3  Defaults upon Senior Securities                                    22

Item 4  Submission of Matters to a Vote of Security Holders                22

Item 5  Other Information                                                  22

Item 6  Exhibits and Reports on Form 8-K                                   22

        Signature Page                                                     23

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may adversely affect the company's future results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company's reserve for loan losses; (iv) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company's business and operations and unanticipated increases in the company's regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (ix) the effect of changes in accounting, auditing or other standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

                            ENTERPRISE BANCORP, INC.
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001


                                                                                      June 30,2002       Dec. 31, 2001
(Dollars in thousands)                                                                (Unaudited)
                                                                                    -----------------  -----------------

Assets
Cash and equivalents:
     Cash and due from banks                                                         $        33,845    $        31,361
     Daily federal funds sold                                                                 24,500              6,500
                                                                                     ---------------    ---------------
Total cash and cash equivalents                                                               58,345             37,861
                                                                                     ---------------    ---------------

Investment securities at fair value                                                          202,605            197,060
Loans, less allowance for loan losses of $8,900 at June 30, 2002 and
     $8,547 at December 31, 2001                                                             387,555            367,780
Premises and equipment                                                                        13,341             12,136
Accrued interest receivable                                                                    3,575              3,586
Deferred income taxes, net                                                                     2,009              2,034
Prepaid expenses and other assets                                                              3,585              2,990
Income taxes receivable                                                                          479                301
Intangible assets                                                                              6,400              6,796
                                                                                    ----------------    ---------------

                  Total assets                                                       $       677,894    $       630,544
                                                                                    ================    ===============

Liabilities, Trust Preferred Securities and Stockholders' Equity

Deposits                                                                             $       612,012    $       526,953
Short-term borrowings                                                                          3,453             44,449
Escrow deposits of borrowers                                                                   1,212                931
Accrued expenses and other liabilities                                                         4,108              4,185
Accrued interest payable                                                                         596                805
                                                                                    ----------------    ---------------

                  Total liabilities                                                          621,381            577,323
                                                                                    ----------------    ---------------

Commitments and contingencies

Trust preferred securities                                                           $        10,500    $        10,500

Stockholders' equity:
         Preferred stock, $0.01 per value; 1,000,000 shares
         Authorized; no shares issued
                                                                                                   -                  -
     Common stock $0.01 par value; 10,000,000 shares authorized; 3,521,866 and
         3,461,999 shares issued and outstanding at
         June 30, 2002 and December 31, 2001, respectively                                        35                 35
Additional paid-in capital                                                                    19,554             18,654
Retained earnings                                                                             22,364             20,715
Accumulated other comprehensive income                                                         4,060              3,317
                                                                                     ---------------    ----------------

                  Total stockholders' equity                                                  46,013             42,721
                                                                                     ---------------    ---------------

                  Total liabilities, trust preferred
                  securities and stockholders' equity                                $       677,894    $       630,544
                                                                                    ================    ===============

See the accompanying notes to the consolidated financial statements


                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
          Three and six months ended June 30, 2002 and 2001 (unaudited)

                                                            Three Months Ended June 30,             Six Months Ended June 30,
                                                          ------------------------------      --------------------------------
(Dollars in thousands, except per share data)                 2002             2001                2002              2001
                                                          ------------    --------------      --------------    --------------
Interest and dividend income:
       Loans                                               $     7,061             7,085              13,995            14,161

       Investment securities                                     2,649             2,967               5,232             5,990
       Federal funds sold                                           30               312                  66               531
                                                          ------------    --------------      --------------    --------------
               Total interest income                             9,740            10,364              19,293            20,682
                                                          ------------    --------------      --------------    --------------

Interest expense:
       Deposits                                                  2,368             2,977               4,696             6,267
       Short-term borrowed funds                                   100               675                 290             1,452
                                                          ------------    --------------      --------------    --------------
               Total interest expense                            2,468             3,652               4,986             7,719
                                                          ------------    --------------      --------------    --------------

               Net interest income                               7,272             6,712              14,307            12,963

Provision for loan losses                                          380               420                 770               630
                                                          ------------    --------------      --------------    --------------
                       Net interest income after
               provision for loan losses                         6,892             6,292              13,537            12,333
                                                          ------------    --------------      --------------    --------------

Non-interest income:
       Investment management and trust service fees                467               459               1,039               965
       Deposit service fees                                        460               376                 896               722
       Net gains on sales of investment securities                 449                21                 865               411
       Gains on sales of loans                                      81                89                 183               151
       Other income                                                210               210                 404               412
                                                          ------------    --------------      --------------    --------------
                Total non-interest income                        1,667             1,155               3,387             2,661
                                                          ------------    --------------      --------------    --------------

Non-interest expense:
       Salaries and employee benefits                            3,595             3,208               7,148             6,469
       Occupancy expenses                                        1,243               983               2,357             1,942
       Advertising and public relations                            162                95                 342               235
       Audit, legal and other professional fees                    245               154                 472               306

       Trust professional and custodial expenses                   181               178                 377               361
       Office and data processing supplies                         115               128                 245               278
       Trust preferred expense                                     290               289                 579               579
       Amortization of intangible assets                           198               198                 396               396
       Other operating expenses                                    613               557               1,229             1,150
                                                          ------------    --------------      --------------    --------------
                Total non-interest expense                       6,642             5,790              13,145            11,716
                                                          ------------    --------------      --------------    --------------

Income before income taxes                                       1,917             1,657               3,779             3,278
Income tax expense                                                 501               455                 982               895
                                                          ------------    --------------      --------------    --------------

                Net income                                $      1,416             1,202               2,797             2,383
                                                          ============    ==============      ==============    ==============

Basic earnings per share                                  $       0.41              0.35                0.81              0.70
                                                          ============    ==============      ==============    ==============

Diluted earnings per share                                $       0.39              0.34                0.78              0.68
                                                          ============    ==============      ==============    ==============

Basic weighted average common shares outstanding             3,469,705         3,412,500           3,465,989         3,410,805
                                                          ============    ==============      ==============    ==============

Diluted weighted average common shares outstanding           3,593,862         3,505,228           3,586,143         3,497,541
                                                          ============    ==============      ==============    ==============

See the accompanying notes to the consolidated financial statements

                            ENTERPRISE BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                   Six months ended June 30, 2002 (unaudited)

(Dollars in thousands)                                                Additional              Comprehensive Income        Total
                                                                       Paid-in     Retained                            Stockholders'
                                                      Common Stock     Capital     Earnings                               Equity
                                                    ----------------- ---------- ------------ ------------------------ -------------
                                                     Shares    Amount                            Period    Accumulated
                                                    --------- -------                         ------------ -----------

Balance at December 31, 2001                        3,461,999 $    35 $   18,654 $     20,715              $     3,317 $      42,721

Comprehensive income
     Net Income                                                                         2,797        2,797                     2,797
     Unrealized appreciation on securities,
         Net of reclassification                                                                       743         743           743
                                                                                              ------------
Total comprehensive income                                                                           3,540
                                                                                              ============

  Common stock dividend *                                                             (1,148)                                (1,148)
  Common stock issued, dividend reinvestment plan *    42,717                             778                                    778
  Stock options exercised                              17,150                             122                                    122

                                                    --------- ------- ---------- ------------              ----------- -------------
Balance at June 30, 2002                            3,521,866      35     19,554       22,364                    4,060        46,013
                                                    ========= ======= ========== ============              =========== =============

Disclosure of reclassification amount:
Gross unrealized appreciation arising during this period                                      $      1,991
Tax benefit                                                                                          (677)
                                                                                              ------------
                                                                                              ------------
Unrealized holding appreciation, net of tax                                                          1,314
                                                                                              ------------

     Less: reclassification adjustment for net gains
     included          in net income (net of $294 tax)                                                 571
                                                                                              ------------
Net unrealized appreciation on securities                                                     $        743
                                                                                              ============

*Dividends declared were $0.33 per share, totaling $1,148,000. The dividend was split between cash of $370,000, which was paid on June 28, 2002, and 42,717 shares valued at $778,000, which were issued on June 28, 2002 pursuant to the Company's dividend reinvestment plan.

See the accompanying notes to the consolidated financial statements

                            ENTERPRISE BANCORP, INC.
                      Consolidated Statements of Cash Flows
               Six months ended June 30, 2002 and 2001 (unaudited)

(Dollars in thousands)                                                         June 30, 2002     June 30, 2001
                                                                               --------------    --------------

Cash flows from operating activities:
     Net income                                                                $        2,797    $        2,383
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Provision for loan losses                                                    770               630
             Depreciation and amortization                                                732             1,076
             Amortization of intangible assets                                            396               395
             Net gains on sales of investments                                          (865)             (411)
             Gains on sale of loans                                                     (183)             (151)
             (Increase) decrease in:
                Loans held for sale                                                        84               568
                Accrued interest receivable                                                11               229
                Prepaid expenses and other assets                                       (595)           (1,469)
                Deferred income taxes                                                   (359)             (323)
                Income taxes receivable                                                 (178)                77
             Increase (decrease) in:
                Accrued expenses and other liabilities                                   (78)             (902)
                Accrued interest payable                                                (208)             (206)
                                                                               --------------    --------------
                     Net cash provided by operating activities                          2,324             1,896
                                                                               --------------    --------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns of investment securities             22,600            15,064
     Proceeds from sales of investment securities                                      21,582             7,059
     Purchase of investment securities                                               (47,883)          (37,560)
     Net increase in loans                                                           (20,446)          (28,577)
     Additions to premises and equipment, net                                         (1,789)           (1,615)
                                                                               --------------    --------------
                    Net cash used in investing activities                            (25,936)          (45,629)
                                                                               --------------    --------------


Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                               85,340            31,273
     Net increase (decrease) in short-term borrowings                                (40,996)            17,949
     Common stock dividends                                                           (1,148)             (981)
     Common stock issued- dividend reinvestment plan                                      778               650
     Common stock issued- employee stock options                                          122                27
                                                                               --------------    --------------
                    Net cash provided by financing activities                         44,096             48,918
                                                                               --------------    --------------

Net increase in cash and cash equivalents                                              20,484             5,185
Cash and cash equivalents at beginning of period                                       37,861            54,105
                                                                               --------------    --------------


Cash and cash equivalents at end of period                                     $       58,345    $       59,290
                                                                               ==============    ==============

Supplemental financial data:
     Cash paid for:
         Interest expense                                                      $        5,170    $        7,925
         Income taxes                                                                   1,519             1,200

See the accompanying notes to the consolidated financial statements

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

Intercompany balances and transactions have been eliminated in the consolidated financial statements of Enterprise Bancorp, Inc. and its wholly subsidiaries Enterprise Bank and Trust Co. and Enterprise (MA) Capital Trust I.

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

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average dilutive shares, using the treasury stock method, for the diluted earnings per share calculation were 124,157 and 92,728 for the quarters ended June 30, 2002 and June 30, 2001, respectively and 120,154 and 86,736 for the six months ended June 30, 2002 and June 30, 2001 respectively.

(4)      Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. The stockholders utilized the DRP to reinvest $778,000 of the dividends paid by the company into 42,717 shares of the company's common stock in 2002.

(5)      Intangible Assets

On July 21, 2000 the bank acquired two Fleet National Bank branch offices. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to identified intangible assets and goodwill (combined "intangible assets") and is being amortized over a ten-year period.

(6)      Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations"' and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

(8)      Massachusetts Department of Revenue - Notice of Intent to Assess

Enterprise Realty Trust, Inc. (ERT) is a real estate investment trust, which is 99.9% owned by the bank. The bank has received a Notice of Intent to Assess ("NIA") dated June 4, 2002 from the Commonwealth of Massachusetts Department of Revenue ("DOR"), pursuant to which the DOR has indicated that it intends to assess the bank for additional state taxes plus interest totaling an aggregate amount of $1,068,672 for the tax years ended December 31, 1999 and 2000. In the NIA delivered to the bank, the DOR has indicated that it is of the view that any income received by the bank in the form of dividends from ERT is fully taxable under applicable Massachusetts tax laws. This is in conflict with the position taken by the bank that it is authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts state tax purposes. If the position taken by the DOR were also applied to the bank's tax year ended December 31, 2001, and the six months ended June 30, 2002, then the bank would be subject on such basis to additional Massachusetts income tax for such periods totaling approximately $1,145,000 and $571,000, respectively. To the company's knowledge, the bank is one of approximately forty banking institutions located in Massachusetts that has received an NIA of this type.

The Company believes that it has complied fully with the applicable Massachusetts tax laws in deducting 95% of the dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts tax purposes. Accordingly, no provision has been made in the Company's financial statements for the amounts that the DOR has indicated will be assessed for the tax years ended December 31, 1999 and 2000 or for any additional amounts that may be assessed for any future periods, including without limitation the tax year ended December 31, 2001, and the six months ended June 30, 2002. The Company intends to vigorously dispute the NIA that the bank has received and to pursue all available means to defend its current position regarding the bank's payment of Massachusetts income taxes.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                        Minimum Capital            Minimum Capital
                                                                          for Capital                   to be
                                                 Actual                Adequacy Purposes           Well Capitalized
                                        -----------------------  --------------------------  --------------------------
(Dollars in thousands)                    Amount      Ratio         Amount        Ratio          Amount        Ratio
                                        ---------- ------------  ------------   -----------  ------------ -------------

As of June 30, 2002:

Total Capital (to risk weighted assets) $   51,880       11.29%  $    36,702       8.00%      $   45,877  10.00%

Tier 1 Capital (to risk weighted assets)    46,106       10.05%       18,351       4.00%          27,526   6.00%

Tier 1 Capital (to average assets)*         46,106        7.29%       25,287       4.00%          31,609   5.00%

       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least
         5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet

Total Assets

At June 30, 2002, total assets increased by $47.4 million, or 7.5 %, since December 31, 2001. The increase was primarily attributable to increases of $18 million, or 277%, in daily federal funds sold and $19.8 million, or 5.4%, in net loans (i.e., loans after the allowance for loan losses). The increase in assets was funded primarily by growth in deposits of $85.3 million, offset by a decrease in short-term borrowings and repurchase agreements of $41.0 million. During the fourth quarter of 2001, the bank began to transition the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated Investors, Inc. ("Federated"). The balances transferred to Federated do not represent obligations of the bank. This transition from overnight repurchase agreements to Federated mutual funds continued during the first five months of 2002 and was completed in mid-May. Under this arrangement, management believes that commercial customers will benefit from enhanced interest rate earnings on sweep accounts, while retaining a conservative investment option of the highest quality and safety. Without this transition to Federated, the bank would have had growth in assets and deposits plus repurchase agreements of 12.3% and 12.5%, respectively, at June 30, 2002 as compared to December 31, 2001.

Investments

At June 30, 2002 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at June 30, 2002 was $6.2 million compared to $5.0 million at December 31, 2001. The net unrealized appreciation or depreciation, as the case may be, in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. Unrealized appreciation on the investment portfolio will decrease as the securities approach maturity. The unrealized appreciation will only be realized if the securities are sold. The Company may expand its investment activities to include a limited amount of equity securities in the future. All such equity investment activities would be undertaken in accordance with applicable regulatory limitations.

Loans

Total loans, before the allowance for loan losses, were $396.5 million, or 58.5% of total assets, at June 30, 2002, compared to $376.3 million, or 59.7% of total assets, at December 31, 2001. The increase in total loans of $20.1 million at June 30, 2002 compared to December 31, 2001, was primarily attributed to originations of commercial real estate and construction loans.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $85.3 million, or 16.2%, during the first six months of 2002, to $613.2 million at June 30, 2002 compared to $527.9 million at December 31, 2001. The increase consists of growth of $63.0 million in money market and business savings deposits, and a $21.2 million increase in demand deposit and checking accounts. The growth in deposits is primarily attributable to increased market penetration and strong sales efforts.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased by $41.0 million, or 92.2%, to $3.5 million at June 30, 2002. The decrease was attributable to the bank's continued transition during the first five months of 2002 of the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated. The company had $470,000 in borrowings outstanding from the FHLB at both June 30, 2002 and December 31, 2001.

Non-performing Assets/Loan Loss Experience

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)                                          June 30, 2002      Dec. 31, 2001      June 30, 2001
                                                               -----------------  -----------------  ----------------

Non-accrual loans                                              $          2,171   $          1,874   $           970
Accruing loans > 90 days past due                                             2                  1                 3
                                                               -----------------  -----------------  ----------------
     Total non-performing loans                                           2,173              1,875               973
Other real estate owned                                                       -                  -                 -
                                                               -----------------  -----------------  ----------------
     Total non-performing assets                               $          2,173   $          1,875   $           973
                                                               =================  =================  ================


Non-performing loans: Loans outstanding                                    0.55%              0.50%             0.29%
                                                               =================  =================  ================

Non-performing assets: Total assets                                        0.32%              0.30%             0.16%
                                                               =================  =================  ================

Delinquent loans 30-89 days past due: Loans                                0.36%              0.30%             0.49%
                                                               =================  =================  ================

Total non-performing loans increased by $1.2 million from June 30, 2001 to June 30, 2002 and by $0.3 million from December 31, 2001 to June 30, 2002, and the ratio of non-performing loans to total loans (i.e., loans before the allowance for loan losses) increased from 0.29% to 0.55% and from 0.50% to 0.55% over the same respective periods. The ratio of delinquent loans (30 - 89 days past due) to total loans decreased from 0.49% at June 30, 2001 to 0.30% at December 31, 2001 and increased from 0.30% to 0.36% from December 31, 2001 to June 30, 2002.

Non-performing and delinquent loans at June 30, 2001 are considered to be unusually low. The results at December 31, 2001 and June 30, 2002 were primarily attributable to a weakened economy, which began in 2001 and continued through the first six months of 2002. The increase in the ratio of non-performing loans to loans outstanding is offset by an increase in the ratio of the allowance for loan losses to loans outstanding to 2.24% at June 30, 2002 from 2.01% at June 30, 2001. The bank's level of non-performing assets is largely a function of economic conditions and the overall banking environment. Continuing adverse conditions within the bank's market area, as well as any other adverse changes in local, regional or national economic conditions, could negatively impact the bank's level of non-performing assets in the future, despite prudent loan underwriting.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                                   Six months ended June 30,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2002                  2001
                                                                             ----------------      ----------------

Balance at beginning of year                                                 $         8,547       $         6,220
Loans charged off
     Commercial                                                                          428                    29
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               -                     -
     Home equity                                                                           -                     -
     Consumer                                                                             10                    41
                                                                             ----------------      ----------------
                                                                                         438                    70
                                                                             ----------------      ----------------

Recoveries on loans charged off
     Commercial                                                                           13                    25
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               2                    20
     Home equity                                                                           -                     -
     Other                                                                                 6                    12
                                                                             ----------------      ----------------
                                                                                          21                    57
                                                                             ----------------      ----------------

Net loans charged off                                                                    417                    13
Provision charged to operations                                                          770                   630
                                                                             ----------------      ----------------
Balance at June 30                                                           $         8,900       $         6,837
                                                                             ================      ================


Annualized net loans charged off: Average loans outstanding                             0.22%                 0.01%
                                                                             ================      ================

Allowance for loan losses: Loans outstanding                                            2.24%                 2.01%
                                                                             ================      ================

Allowance for loan losses: Non-performing loans                                       409.57%               702.67%
                                                                             ================      ================

The ratio of allowance for loan losses to non-performing loans decreased from 702.67% at June 30, 2001 to 406.57% at June 30, 2002 due to the increase of $1.2 million in non-performing loans, offset by an increase of $2.1 million in the allowance for loan losses. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of loans outstanding, and known and inherent risks in the nature of the loan portfolio. Management also analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for loan losses."

                              Results of Operations

        Six Months Ended June 30, 2002 vs. Six Months Ended June 30, 2001

The company reported net income of $2,797,000 for the six months ended June 30, 2002, versus $2,383,000 for the six months ended June 30, 2001. The company had basic earnings per common share of $0.81 and $0.70 and diluted earnings per common share of $0.78 and $0.68 for the six months ended June 30, 2002 and June 30, 2001, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                                   Six months ended June 30,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2002                  2001
                                                                             ----------------      ----------------

Average assets (1)                                                           $       630,963       $       583,071
Average deposits and short-term borrowings                                           574,920               532,486
Average investment securities and federal funds sold (1)                             196,037               216,991
Average loans, net of deferred loan fees                                             387,138               321,796
Net interest income                                                                   14,307                12,963
Provision for loan losses                                                                770                   630
Tax expense                                                                              982                   895
Average loans: Average deposits and borrowings                                         67.34%                60.43%
Non-interest expense: Average assets (2)                                                4.20%                 4.05%
Non-interest income: Average assets (2) (3)                                             0.81%                 0.78%
Average tax equivalent rate earned on interest earning assets                           6.81%                 7.87%
Average rate paid on interest bearing deposits and short-term borrowings                2.15%                 3.60%
Average rate paid on total deposits and borrowings                                      1.75%                 2.92%
Net interest margin (tax equivalent basis)                                              5.09%                 4.98%



(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period (3) Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $14,307,000 for the six months ended June 30, 2002, an increase of $1,344,000, or 10.4%, from $12,963,000 for the six months ended June 30, 2001.

Interest income decreased by $1,389,000 for the six months ended June 30, 2002 to $19,293,000 compared to $20,682,000 for the same period ended June 30, 2001. This decrease resulted from a decrease in the average tax equivalent yield on interest earning assets of 106 basis points to 6.81% for the six months ended June 30, 2002 compared to 7.87% for the same period ended June 30, 2001, offset by an increase in the average balance of interest earning assets of $44.4 million or 8.2% to $583.2 million for the six months ended June 30, 2002 compared to $538.8 million for the six months ended June 30, 2001.

For the six months ended June 30, 2002, the average loan balance increased by $65.3 million, or 20.3%, and the average investment securities and federal funds sold balance decreased by $20.9 million, or 9.2%, compared to the same period ended June 30, 2001. The average rate earned on loans declined by 158 basis points to 7.29% for the six months ended June 30, 2002, from 8.87% for the same period ended June 30, 2001, while the average tax equivalent yield on investment securities and federal funds sold decreased by 53 basis points to 5.86% for the six months ended June 30, 2002, from 6.39% for the same period ended June 30, 2001.

Interest expense for the six months ended June 30, 2002 was $4,986,000 compared to $7,719,000 for the same period ended June 30, 2001, a decrease of $2,733,000 or 35.4%. This decrease resulted from a reduction in the average interest rate on interest bearing liabilities of 145 basis points to 2.15% for the six months ended June 30, 2002, compared to 3.60% for the same period ended June 30, 2001, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $34.7 million, or 8.0%, to $466.8 million for the six months ended June 30, 2002, as compared to $432.1 million for the same period ended June 30, 2001. The average interest rate on savings, checking and money market deposit accounts decreased 82 basis points for the six months ended June 30, 2002 compared to the same period ended June 30, 2001, due to lower market rates, while the average balance of such deposit accounts increased by $62.3 million, or 28.8%, to $278.9 million for the six months ended June 30, 2002 as compared to $216.6 million for the same period ended June 30, 2001.

The average interest rate on time deposits decreased by 169 basis points for the six months ended June 30, 2002 compared to the same period ended June 30, 2001. The average balance on time deposits increased by $8.1 million, or 5.4%, to $156.0 million for the six months ended June 30, 2002 as compared to $147.9 million for the same period ended June 30, 2001.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, "repurchase agreements") and FHLB borrowings, decreased to 1.83%, for the six months ended June 30, 2002, compared to 4.34% for the six months ended June 30, 2001. The average balance of short-term borrowings for the six months ended June 30, 2002 decreased by $35.6 million, or 52.7%, to $31.9 million as compared to $67.5 million for the six months ended June 30, 2001. The 251 basis point decrease in average rate paid on short-term borrowings resulted from decreases in market rates, while the decrease in average balance was attributable to the transition, described above, of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Net interest margin increased to 5.09% for the six months ended June 30, 2002 from 4.98% for the same period ended June 30, 2001, primarily due to the 145 basis point decrease in the average rate on interest bearing liabilities, offset by the 106 basis point decrease in tax equivalent yield on interest earning assets, and the $44.4 million increase in the average balance of interest earning assets, offset by the $34.8 million increase in the average balance of interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the six months ended June 30, 2002 and June 30, 2001, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                      Six Months Ended June 30, 2002  Six Months Ended June 30, 2001          Changes due to
                                      ------------------------------  ------------------------------ -------------------------------
(Dollars in thousands)                  Average              Yield/    Average             Yield/                             Rate/
                                        Balance   Interest Rates (3)   Balance  Interest  Rates (3)   Total   Volume   Rate   Volume
                                     ----------- -------- ---------  --------- -------- ----------- -------- ------- -------- ------

Assets:
 Loans (1) (2)                        $   387,138 $ 13,995     7.29%  $ 321,796 $ 14,161       8.87% $  (166) $2,875 $(2,521) $(520)
 Investment securities & federal funds
 sold (3) (5)                             196,037    5,298     5.86%    216,991    6,521       6.39   (1,223)  (551)    (875)    203
                                      ----------- --------            --------- --------                      ------ -------- ------

  Total interest earnings assets          583,175   19,293     6.81%    538,787   20,682       7.87%  (1,389)  2,324  (3,396)  (317)
                                      ----------- --------            --------- --------             -------- ------ -------- ------

Other assets (4) (5)                       47,788                        44,284
                                      -----------                     ---------

  Total assets (5)                    $   630,963                     $ 583,071
                                      ===========                     =========


Liabilities and stockholders' equity:
 Savings/PIC/MMDA                     $   278,881    1,836     1.33%  $ 216,597    2,311       2.15%    (475)    665    (881)  (259)
 Time deposits                            156,008    2,860     3.70%    147,946    3,956       5.39%  (1,096)    216  (1,240    (72)
 Short-term borrowings                     31,949      290     1.83%     67,534    1,452       4.34%  (1,162)  (765)    (841)    444
                                      ----------- --------            --------- --------             -------- ------ -------- ------
   Total interest-bearing deposits and
   borrowings                             466,838    4,986     2.15%    432,077    7,719       3.60%  (2,733)    116  (2,962)    113
                                      ----------- --------            --------- --------             -------- ------ -------- ------


Net interest rate spread (3)                                   4.66%                           4.27%

     Non-interest bearing deposits        108,082                       100,409
                                      ----------- --------            --------- --------
       Total deposits and borrowings      574,920    4,986     1.75%    532,486    7,719       2.92%


     Other liabilities                      4,660                         4,282
                                      -----------                     ---------
       Total liabilities                  579,580                       536,768

Trust preferred securities                 10,500                        10,500
Stockholders' equity (5)                   40,883                        35,803
                                      -----------                     ---------


 Total liabilities, trust preferred
 Securities and stockholders' equity
 (5)                                  $   630,963                     $ 583,071
                                      ===========                     =========

Net interest Income                               $ 14,307                      $ 12,963             $  1,344 $2,208 $  (434) $(430)
                                                  ========                      ========             ======== ====== ======== ======

Net interest margin                                            5.09%                           4.98%

(1) Average loans include non-accrual loans.
(2) Average loans are net of average deferred loan fees.
(3) Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.
The tax equivalent effect was $446 and $412 for the periods ended
     June 30, 2002 and June 30, 2001, respectively
(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, intangible assets, and other miscellaneous assets.
(5) Excludes the effect of SFAS No. 115

Provision for Loan Losses

The provision for loan losses amounted to $770,000 and $630,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $74,000, or 7.7%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to one-time fees of $76,000, booked in the first quarter of 2002 for estate settlements. Excluding these fees, investment management and trust service fees would have decreased by $2,000, or 2%, for the six months ended June 30, 2002 compared to the same period in 2001. Average investment services and trust assets under management (excluding the commercial sweep balances held in Federated mutual funds) decreased $14.3 million, or 4.8%, to $283.0 million for the six months ended June 30, 2002 from $297.3 million for the same period in 2001.

Deposit service fees increased by $174,000, or 24.1%, for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, due primarily to an increase in the average balance on savings, checking and money market accounts of $70.0 million, or 22.1%, for the six months ended June 30, 2002 compared to the same period in 2001. The fee increase was also due to a reduction in the earnings credit posted to business checking accounts, which offsets the service charges assessed by the bank.

Net gain on sale of investment securities amounted to $865,000 and $411,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans increased by $32,000 to $183,000 for the six months ended June 30, 2002, compared to the six months ended June 30, 2001, due to increased residential mortgage production resulting from a declining interest rate environment.

Other income for the six months ended June 30, 2002, was $404,000 compared to $412,000 for the six months ended June 30, 2001. This decrease of $8,000 was primarily attributable to a reduction of the earnings credit on account balances related to sales of third party bank checks, due to the decline in market rates, offset by an increase in processing income earned on the Federated sweep product.

Non-Interest Expenses

Salaries and benefits expense totaled $7,148,000 for the six months ended June 30, 2002, compared to $6,469,000 for the six months ended June 30, 2001, an increase of $679,000 or 10.50%. This increase was primarily due to the salary and related benefits of new employees hired to support the Company's growth and strategic initiatives, as well as annual pay increases.

Occupancy expense amounted to $2,357,000 for the six months ended June 30, 2002, compared to $1,942,000 for the six months ended June 30, 2001, an increase of $415,000 or 21.4%. The increase was primarily due to depreciation of office renovations for operational support departments completed in 2001, ongoing enhancements to the company's computer systems in the current year, start-up costs associated with the bank's newest branch office, located at the end of the Lowell Connector, which opened on April 29, 2002, and increases generally in rent and common area maintenance fees for the bank's leased office space.

Advertising and public relations expenses increased by $107,000, or 45.5%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was due to expenditures, in the early part of this year, related to the opening of the bank's Lowell Connector office in April, increases in advertising expenditures for the commercial lending and trust divisions and market research associated with a new branch office planned for the Fitchburg market, which is scheduled to open in the spring of 2003.

Audit, legal and other professional expenses increased by $166,000, or 54.2%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to increased compliance and audit related expenses associated with the bank's growth in 2002, as well as consulting expenses related to technology initiatives undertaken in the first six months of the year.

Trust professional and custodial expenses increased by $16,000, or 4.4%, for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to an increase in custodial and advisory fees.

Office and data processing supplies expense decreased by $33,000, or 11.9%, for the six months ended June 30, 2002 compared to the same period in 2001. The decrease was primarily due to timing differences of the expenditures.

Trust preferred expense was $579,000 for the six months ended June 30, 2002 and June 30, 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $396,000 for the six months ended June 30, 2002 and June 30, 2001. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses were $1,229,000 and $1,150,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase of $79,000, or 6.9%, for the 2002 period was primarily due to the company's growth and consisted of increased expenses for correspondent bank service charges, charitable contributions, training expenses and expenses related to loan workouts, offset by timing related reductions in dues and entertainment expenses.

Income Tax Expense

Income tax expense and the effective tax rate for the six months ended June 30, 2002 and June 30, 2001 were $982,000 and 26.0% and $895,000 and 27.3%, respectively. The difference in the effective tax rate is due to the timing of income tax accruals for the six months ended June 30, 2002.

                              Results of Operations

      Three Months Ended June 30, 2002 vs. Three Months Ended June 30, 2001

The company reported net income of $1,416,000 for the three months ended June 30, 2002, versus $1,202,000 for the three months ended June 30, 2001. The company had basic earnings per common share of $0.41 and $0.35 and diluted earnings per common share of $0.39 and $0.34 for the three months ended June 30, 2002 and June 30, 2001, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                                  Three months ended June 30,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2002                  2001
                                                                             ----------------      ----------------

Average assets (1)                                                           $       638,579       $       596,969
Average deposits and short-term borrowings                                           581,871               545,996
Average investment securities and federal funds sold (1)                             200,019               223,980
Average loans, net of deferred loan fees                                             390,387               328,052
Net interest income                                                                    7,272                 6,712
Provision for loan losses                                                                380                   420
Tax expense                                                                              501                   455
Average loans: Average deposits and borrowings                                         67.09%                60.08%
Non-interest expense: Average assets (2)                                                4.17%                 3.89%
Non-interest income: Average assets (2) (3)                                             0.77%                 0.76%
Average tax equivalent rate earned on interest earning assets                           6.76%                 7.68%
Average rate paid on interest bearing deposits and short-term borrowings                2.10%                 3.31%
Average rate paid on total deposits and borrowings                                      1.70%                 2.68%
Net interest margin (tax equivalent basis)                                              5.09%                 5.02%



(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period (3) Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $7,272,000 for the three months ended June 30, 2002, an increase of $560,000, or 8.3%, from $6,712,000 for the three months ended June 30, 2001.

Interest income decreased by $624,000 for the three months ended June 30, 2002 and was $9,740,000 compared to $10,364,000 for the same period ended June 30, 2001. This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 92 basis points to 6.76% for the three months ended June 30, 2002 compared to 7.68% for the same period ended June 30, 2001, offset by an increase in the average balance of interest earning assets of $38.4 million, or 7.0%, to $590.4 million for the three months ended June 30, 2002 compared to $552.0 million for the three months ended June 30, 2001.

For the three months ended June 30, 2002, the average loan balance increased by $62.3 million, or 19.0%, and the average investment securities and federal funds sold balance decreased by $24.0 million, or 10.7%, compared to the same period ended June 30, 2001. The average rate earned on loans declined by 141 basis points to 7.25% for the three months ended June 30, 2002, from 8.66% for the same period ended June 30, 2001, while the average tax equivalent yield on investment securities and federal funds sold decreased by 43 basis points to 5.80% for the three months ended June 30, 2002 from 6.23% for the same period ended June 30, 2001.

Interest expense for the three months ended June 30, 2002 was $2,468,000 compared to $3,652,000 for the same period ended June 30, 2001, resulting primarily from a decrease in the average interest rate on interest bearing liabilities of 121 basis points to 2.10% for the three months ended June 30, 2002 compared to 3.31% for the same period ended June 30, 2001, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $29.3 million, or 6.6%, to $472.2 million for the three months ended June 30, 2002 as compared to $442.9 million for the same period ended June 30, 2001.

The average interest rate on savings, checking and money market deposit accounts decreased by 56 basis points for the three months ended June 30, 2002 compared to the same period ended June 30, 2001, due to lower market rates, while the average balance of such deposit accounts increased by $70.1 million, or 31.0%, to $295.8 million for the three months ended June 30, 2002 as compared to $225.7 million for the same period ended June 30, 2001.

The average interest rate on time deposits decreased by 174 basis points for the three months ended June 30, 2002 compared to the same period ended June 30, 2001. The average balance on time deposits increased by $10.8 million, or 7.4%, to $155.7 million for the three months ended June 30, 2002 as compared to $145.0 million for the same period ended June 30, 2001.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, "repurchase agreements") and FHLB borrowings, decreased 181 basis points to 1.94% for the three months ended June 30, 2002, compared to 3.75% for the three months ended June 30, 2001. The average balance of short-term borrowings for the three months ended June 30, 2002 decreased by $51.5 million, or 71.3%, to $20.7 million as compared to $72.2 million for the three months ended June 30, 2001. The 181 basis point decrease in average rate paid on short-term borrowings resulted primarily from decreases in market rates, while the decrease in average balance was attributable to the transition, described above, of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Net interest margin increased to 5.09% for the three months ended June 30, 2002 from 5.02% for the same period ended June 30, 2001, primarily due to the 121 basis point decrease in the average rate on interest bearing liabilities, offset by the 92 basis point decrease in tax equivalent yield on interest earning assets, and the $38.4 million increase in the average balance of interest earning assets, offset by the $29.3 million increase in the average balance of interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended June 30, 2002 and June 30, 2001, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

              AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                     Three Months Ended June 30, 2002 Three Months Ended June 30, 2001          Changes due to
                                      ------------------------------  ------------------------------ -------------------------------
(Dollars in thousands)                  Average              Yield/    Average             Yield/                             Rate/
                                        Balance   Interest Rates (3)   Balance  Interest  Rates (3)   Total   Volume   Rate   Volume
                                      ----------- -------- ---------  --------- -------- ----------- -------- ------- --------------
Assets:
Loans (1) (2)                         $   390,387 $  7,061     7.25%  $ 328,052 $  7,085       8.66% $   (24) $ 1,346 $(1,151)$(219)
Investment securities & federal funds
sold (3) (5)                              200,019    2,679     5.80%    223,980    3,279       6.23%    (600)   (269)    (462)   131
                                      ----------- --------            --------- --------             -------- ------- -------- -----

       Total interest earnings assets     590,406    9,740     6.76%    552,032   10,364       7.68%    (624)   1,077  (1,613   (88)
                                                  --------                      --------             -------- ------- -------- -----
     Other assets (4) (5)                  48,173                        44,937
                                      -----------                     ---------

       Total assets (5)               $   638,579                     $ 596,969
                                      ===========                     =========


Liabilities and stockholders' equity:
     Savings/PIC/MMDA                 $   295,758      999     1.35%  $ 225,684    1,073       1.91%     (74)     333    (315)  (92)
     Time deposits                        155,741    1,369     3.53%    144,978    1,904       5.27%    (535)     141    (630)  (46)
     Short-term borrowings                 20,703      100     1.94%     72,203      675       3.75%    (575)   (481)    (326)   232
                                      ----------- --------            --------- --------             -------- ------- -------- -----
  Total interest-bearing deposits and
  borrowings                              472,202    2,468     2.10%    442,865    3,652       3.31%  (1,184)     (7)  (1,271)    94
                                      ----------- --------            --------- --------             -------- ------- -------- -----

Net interest rate spread (3)                                   4.66%                           4.37%

     Non-interest bearing deposits        109,669                       103,131
                                      ----------- --------            --------- --------
       Total deposits and borrowings      581,871    2,468     1.70%    545,996    3,652       2.68%


     Other liabilities                      4,667                         4,889
                                      -----------                     ---------
       Total liabilities                  586,538                       550,885

Trust preferred securities                 10,500                        10,500
Stockholders' equity (5)                   41,541                        35,584
                                      -----------                     ---------


Total liabilities, trust preferred
securities and stockholders' equity
(5)                                   $   638,579                     $ 596,969
                                      ===========                     =========

Net interest Income                               $  7,272                      $  6,712             $    560 $ 1,084 $  (342) $182)
                                                  ========                      ========             ======== ======= ======== =====
Net interest margin                                            5.09%                           5.02%

(1) Average loans include non-accrual loans.
(2) Average loans are net of average deferred loan fees.
(3) Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.
The tax equivalent effect was $222 and $210 for the periods ended
     June 30, 2002 and June 30, 2001, respectively
(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, intangible assets, and other miscellaneous assets.
(5)      Excludes the effect of SFAS No. 115

Provision for Loan Losses

The provision for loan losses amounted to $380,000 and $420,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to provide for loan losses in light of current economic uncertainty. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $8,000, or 1.7%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to increases in investment commission and fees offset by decreases in trust income. Average investment services and trust assets under management (excluding the commercial sweep balances held in Federated mutual funds) decreased to $279.1 million for the three months ended June 30, 2002 from $298.3 million for the same period in 2001.

Deposit service fees increased by $84,000, or 22.3%, for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, due primarily to an increase in the average balance on savings, checking and money market accounts of $76.6 million, or 23.3%, for the three months ended June 30, 2002 compared to the same period in 2001. The fee increase was also due to a reduction in the earnings credit posted to business checking accounts, which offsets the service charges assessed by the bank.

Net gain on sale of investment securities amounted to $449,000 and $21,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans decreased by $8,000 to $81,000 for the three months ended June 30, 2002, compared to the three months ended June 30, 2001, due to the reduction in premiums paid on sales in the current declining interest rate environment.

Other income for the three months ended June 30, 2002, was $210,000, which was the same amount for the three months ended June 30, 2001. The 2002 figure includes $13,000 in processing income earned on the Federated sweep product and increases in ATM and debit card fees, which were completely offset by a decrease of the earnings credit on account balances related to sales of third party bank checks.

Non-Interest Expenses

Salaries and benefits expense totaled $3,595,000 for the three months ended June 30, 2002, compared to $3,208,000 for the three months ended June 30, 2001, an increase of $387,000 or 12.1%. This increase was primarily due to new hires, company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $1,243,000 for the three months ended June 30, 2002, compared to $983,000 for the three months ended June 30, 2001, an increase of $260,000 or 26.4%. The increase was primarily due to depreciation of office renovations for operational support departments completed in 2001, ongoing enhancements to the company's computer systems in the current year, start-up costs associated with the bank's newest branch office, which opened on April 29, 2002, and increases generally in rent, real estate taxes, and common area maintenance fees for the bank's leased office space.

Advertising and public relations expenses increased by $67,000, or 70.5%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to increases in advertising expenditures for the commercial lending and trust divisions and market research associated with a new branch office planned for the Fitchburg market, which is scheduled to open in the spring of 2003.


Audit, legal and other professional expenses increased by $91,000, or 59.1%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was due to increased compliance and audit related expenses associated with the bank's growth in 2002, as well as consulting expenses related to technology initiatives undertaken in 2002.

Trust professional and custodial expenses increased by $3,000, or 1.7%, for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to an increase in custodial fees.

Office and data processing supplies expense decreased by $13,000, or 10.2%, for the three months ended June 30, 2002 compared to the same period in 2001. The decrease was primarily due to timing differences of the expenditures.

Trust preferred expense was $290,000 for the three months ended June 30, 2002 and $289,000 for the quarter ended June 30, 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of intangible assets was $198,000 for the three months ended June 30, 2002 and June 30, 2001. The expense consists of the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses were $613,000 and $557,000 for the three months ended June 30, 2002 and June 30, 2001, respectively. The increase of $56,000, or 10.1%, for the 2002 period consists of increased expenses for charitable contributions, expenses related to the employee Celebration of Success held in February, training expenses, bank service charges, and loan workout expenses, offset by decreases in telephone, ATM and security expenditures due primarily to timing differences in 2002.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended June 30, 2002 and June 30, 2001 were $501,000 and 26.1% and $455,000 and 27.5%, respectively. The difference in the effective tax rate is due to the timing of income tax accruals for the three months ended June 30, 2002.

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

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense of interest bearing liabilities is accomplished through the asset/liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The investment committee periodically reviews the guidelines or restrictions contained in the bank's asset/liability policy and adjusts them accordingly. The bank's current asset/liability policy is designed to limit the impact on net interest income to 7.5% in the 12-month period following the date of the analysis, in a rising and falling rate shock analysis of 100 and 200 basis points.

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

                            PART II OTHER INFORMATION


Item 1            Legal Proceedings

As described in further detail in footnote No. 8 to the Company's financial statements included in Item 1 of this report, set forth at page 8 above, the bank has received a Notice of Intent to Assess ("NIA") from the Commonwealth of Massachusetts Department of Revenue ("DOR"), pursuant to which the DOR has indicated that it intends to assess the bank for additional state taxes in connection with the bank's operation of a real estate investment trust subsidiary. The Company intends to vigorously dispute the NIA that the bank has received and to pursue all available means to defend its current position regarding the bank's payment of Massachusetts income taxes.


Item 2            Changes in Securities and Use of Proceeds

                  Not Applicable

Item 3            Defaults upon Senior Securities

                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the company was held on May 7, 2002. Votes were cast as follows:

        1.  To elect six Directors of the company, each for a three-year term:

        Nominee                    For             Against            Abstain
        Kenneth S. Ansin        3,026,138             -                  -
        John R. Clementi        3,026,138             -                  -
        Carole A. Cowan         3,006,574          19,564                -
        Eric W. Hanson          3,026,138             -                  -
        Arnold S. Lerner        3,026,138             -                  -
        Richard W. Main         3,026,138             -                  -


        2. To ratify the Board of Directors' appointment of KPMG LLP as the company's independent auditors for the fiscal year ending December 31, 2002:

               For               Against           Abstain
             3,003,324            20,486             2,328

Item 5            Other Information

                  Not Applicable

Item 6            Exhibits and Reports on Form 8-K

                  Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.


DATE:  August 14, 2002                By: /s/ John P. Clancy, Jr.
                                          ------------------------------
                                            John P. Clancy, Jr.
                                            Treasurer
                                            (Principal Financial Officer)