Form 10-Q
period 2002-09-30
ENTERPRISE BANCORP INC /MA/
filed 2002-11-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

 November 13, 2002 Common Stock - Par Value $0.01, 3,523,416 shares outstanding

                            ENTERPRISE BANCORP, INC.
                                      INDEX


                                                                     Page Number
       Cover Page                                                          1

       Index                                                               2

                          PART I FINANCIAL INFORMATION

Item 1 Financial Statements
         Consolidated Balance Sheets -September 30, 2002
           and December 31, 2001                                           3

         Consolidated Statements of Income -
         Three and nine months ended September 30, 2002 and 2001           4

         Consolidated Statement of Changes in Stockholders' Equity -       5
         Nine months ended September 30, 2002

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2002 and 2001                     6

         Notes to Consolidated Financial Statements                        7

Item 2 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                11

Item 3 Quantitative and Qualitative Disclosures About Market Risk         24

Item 4 Disclosure Controls and  Procedures                                24

                       PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                  25

Item 2 Changes in Securities and Use of Proceeds                          25

Item 3 Defaults upon Senior Securities                                    25

Item 4 Submission of Matters to a Vote of Security Holders                25

Item 5 Other Information                                                  25
                                                                           -

Item 6 Exhibits and Reports on Form 8-K                                   25

       Signature Page                                                     26

       Officer Certification                                              27



               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain"forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may adversely affect the company's future results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company's reserve for loan losses; (iv) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company's business and operations and unanticipated increases in the company's regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (ix) the effect of changes in accounting, auditing or other standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

                            ENTERPRISE BANCORP, INC.
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001


(Dollars in thousands)                         Sept. 30, 2002  Dec. 31, 2001
                                                (Unaudited)
                                               --------------  -----------
Assets

Cash and equivalents:
  Cash and due from banks                      $    34,566     $    31,361
  Daily federal funds sold                          29,160           6,500
                                               -----------     -----------
   Total cash and cash equivalents                  63,726          37,861
                                               -----------     -----------

Investment securities at fair value                220,890         197,060
Loans, less allowance for loan losses of
 $9,276 at September 30, 2002 and
 $8,547 at December 31, 2001                       396,811         367,780
Premises and equipment                              12,981          12,136
Accrued interest receivable                          3,453           3,586
Deferred income taxes, net                           1,789           2,034
Prepaid expenses and other assets                    3,576           2,990
Income taxes receivable                                125             301
Core deposit intangible, net of amortization         1,040           1,140
Goodwill, net of amortization                        5,656           5,656
                                               -----------     -----------
   Total assets                                $   710,047     $   630,544
                                               ===========     ===========

Liabilities, Trust Preferred Securities and
  Stockholders' Equity
Deposits                                       $   642,606     $   526,953
Short-term borrowings                                1,267          44,449
Escrow deposits of borrowers                         1,361             931
Accrued expenses and other liabilities               5,101           4,185
Accrued interest payable                               576             805
                                               -----------     -----------
   Total liabilities                               650,911         577,323
                                               -----------     -----------

Commitments and contingencies

Trust preferred securities                     $    10,500     $    10,500

Stockholders' equity:
  Preferred stock, $0.01 per value;
  1,000,000 shares Authorized;
   no shares issued                                      0              0

Common stock $0.01 par value; 10,000,000
  shares authorized; 3,522,941 and
  3,461,999 shares issued and outstanding at
  September 30, 2002 and December 31, 2001,
  respectively                                          35              35
  Additional paid-in capital                        19,565          18,654
  Retained earnings                                 24,182          20,715
  Accumulated other comprehensive income             4,854           3,317
                                               -----------     -----------
   Total stockholders' equity                       48,636          42,721
                                               -----------     -----------
   Total liabilities, trust preferred
   securities and stockholders' equity         $   710,047     $   630,544
                                               ===========     ===========

See the accompanying notes to the consolidated financial statements

                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
       Three and nine months ended September 30, 2002 and 2001 (unaudited)



                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                  ------------------------------     -----------------------------
(Dollars in thousands, except per share data)          2002              2001              2002              2001
                                                  ------------     -------------     ------------   --------------
Interest and dividend income:
   Loans                                          $      7,146     $       7,360     $     21,141   $       21,521
   Investment securities                                 2,650             3,046            7,881            9,036
   Federal funds sold                                      104               223              170              754
                                                  ------------     -------------     ------------   --------------
        Total interest income                            9,900            10,629           29,192           31,311
                                                  ------------     -------------     ------------   --------------

Interest expense:
   Deposits                                              2,463             2,897            7,160            9,164
   Short-term borrowed funds                                21               624              310            2,076
                                                  ------------     -------------     ------------   --------------
        Total interest expense                           2,484             3,521            7,470           11,240
                                                  ------------     -------------     ------------   --------------
        Net interest income                              7,416             7,108           21,722           20,071

Provision for loan losses                                  278               850            1,048            1,480
                                                  ------------     -------------     ------------   --------------
        Net interest income after                        7,138             6,258           20,674           18,591
        provision for loan losses                 ------------     -------------     ------------   --------------

Non-interest income:
   Investment management and trust service fees            445               453            1,484            1,418
   Deposit service fees                                    460               369            1,355            1,091
   Net gains on sales of investment securities             476               350            1,341              761
   Gains on sales of loans                                 109               101              292              252
   Other income                                            231               199              637              611
                                                  ------------     -------------     ------------   -------------
        Total non-interest income                        1,721             1,472            5,109           4,133
                                                  ------------     -------------     ------------   -------------
Non-interest expense:
   Salaries and employee benefits                        3,664             3,432           10,812            9,901
   Occupancy expenses                                    1,254             1,052            3,603            2,989
   Advertising and public relations                        177                64              519              299
   Audit, legal and other professional fees                358               123              828              429
   Trust professional and custodial expenses               170               137              548              497
   Office and data processing supplies                     113                86              329              342
   Trust preferred expense                                 290               290              869              869
   Core deposit intangible amortization expense             33                33              100              100
   Goodwill amortization expense                             0               165                0              493
   Other operating expenses                                595               667            1,861            1,846
                                                  ------------     -------------     ------------   -------------
        Total non-interest expense                       6,654             6,049           19,469           17,765
                                                  ------------     -------------     ------------   --------------

Income before income taxes                               2,205             1,681            6,314            4,960
Income tax expense                                         604               430            1,699            1,325
                                                  ------------     -------------     ------------   --------------
        Net income                                $      1,601     $       1,251     $      4,615   $        3,634
                                                  ============     =============     ============   ==============
Basic earnings per share                          $       0.45     $        0.36     $       1.32   $         1.06
                                                  ============     =============     ============   ==============
Diluted earnings per share                        $       0.44     $        0.35     $       1.28   $         1.03
                                                  ============     =============     ============   ==============
Basic weighted average common shares outstanding     3,522,603         3,452,065        3,485,067        3,424,709
                                                  ============     =============     ============   ==============
Diluted weighted average common shares outstanding   3,637,165         3,545,329        3,602,242        3,515,621
                                                  ============     =============     ============   ==============

See the accompanying notes to the consolidated financial statements

                            ENTERPRISE BANCORP, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                Nine months ended September 30, 2002 (unaudited)


(Dollars in thousands)                  Common Stock       Additional                 Comprehensive Income     Total
                                   --------------------     Paid-in      Retained   ----------------------- Stockholders'
                                    Shares     Amount       Capital      Earnings    Period    Accumulated     Equity
                                   ----------- --------   -------------  ---------  -------    -----------  -------------

Balance at December 31, 2001        3,461,999  $     35   $   18,654     $  20,715             $   3,317    $  42,721

Comprehensive income
     Net Income                                                              4,615    4,615                     4,615
     Unrealized appreciation
      on securities,
       Net of reclassification                                                        1,537        1,537        1,537
                                                                                    -------
Total comprehensive income                                                            6,152
                                                                                    =======
     Common stock dividend *                                                (1,148)                            (1,148)
     Common stock issued,
       dividend reinvestment plan *    42,717                    778                                              778
     Stock options exercised           18,225                    133                                              133
                                   ----------  --------   ----------     ---------             --------     ---------
Balance at September 30, 2002       3,522,941  $     35   $   19,565     $  24,182             $  4,854     $  48,636
                                   ==========  ========   ==========     =========             ========     =========

Disclosure of reclassification amount:
Gross unrealized appreciation arising during this period                            $ 3,670
Tax expense                                                                          (1,248)
                                                                                    -------
Unrealized holding appreciation, net of tax                                           2,422
                                                                                    -------
     Less: reclassification adjustment for net gains
     included in net income (net of $456 tax)                                           885
                                                                                    -------
Net unrealized appreciation on securities                                           $ 1,537


*Dividends declared were $0.33 per share, totaling $1,148,000. The dividend was split between cash of $370,000, which was paid on June 28, 2002, and 42,717 shares valued at $778,000, which were issued on June 28, 2002 pursuant to the Company's dividend reinvestment plan.

See the accompanying notes to the consolidated financial statements

                            ENTERPRISE BANCORP, INC.
                      Consolidated Statements of Cash Flows
            Nine months ended September 30, 2002 and 2001 (unaudited)


(Dollars in thousands)                             September 30,  September 30,
                                                        2002          2001
                                                   ------------   ------------
Cash flows from operating activities:
  Net income                                       $      4,615   $      3,634
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                            1,048          1,480
     Depreciation and amortization                        2,168          1,696
     Amortization of intangible assets                      100            593
     Net gains on sales of investments                   (1,341)          (761)
     Gains on sale of loans                                (292)          (252)
     (Increase) decrease in:
        Loans held for sale                              (2,445)           282
        Accrued interest receivable                         133            341
        Prepaid expenses and other assets                  (586)          (251)
        Deferred income taxes                              (547)             -
        Income taxes receivable                             176            185
     Increase (decrease) in:
        Accrued expenses and other liabilities              843            143
        Accrued interest payable                           (156)          (209)
                                                   ------------   ------------
         Net cash provided by operating activities        3,716          6,881
                                                   ------------   ------------

Cash flows from investing activities:
  Proceeds from maturities, calls and paydowns of
   investment securities                                 33,628         31,348
  Proceeds from sales of investment securities           42,075         14,409
  Purchase of investment securities                     (96,133)       (69,243)
  Net increase in loans                                 (27,342)       (51,692)
  Additions to premises and equipment, net               (2,743)        (2,301)
                                                   ------------   ------------
         Net cash used in investing activities          (50,515)       (77,479)
                                                   ------------   ------------

Cash flows from financing activities:
  Net increase in deposits, including escrow deposits   116,083         40,884
  Net increase (decrease) in short-term borrowings      (43,182)        12,367
  Common stock dividends                                 (1,148)          (981)
  Common stock issued- dividend reinvestment plan           778            650
  Common stock issued- employee stock options               133             38
                                                   ------------   ------------
         Net cash provided by financing activities       72,664         52,958
                                                   ------------   ------------

Net increase/(decrease) in cash and cash equivalents     25,865        (17,640)
Cash and cash equivalents at beginning of period         37,861         54,105
                                                   ------------   ------------
Cash and cash equivalents at end of period         $     63,726   $     36,465
                                                   ============   ============

Supplemental financial data:
  Cash paid for:
    Interest expense                               $      7,699   $     11,449
    Income taxes                                          2,069          1,200

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

Intercompany balances and transactions have been eliminated in the consolidated financial statements of Enterprise Bancorp, Inc. and its consolidated subsidiaries Enterprise Bank and Trust Company and Enterprise (MA) Capital Trust I.

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

(3)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average dilutive shares, using the treasury stock method, for the diluted earnings per share calculation were 114,562 and 93,264 for the quarters ended September 30, 2002 and September 30, 2001, respectively, and 117,175 and 90,912 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

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

(5)      Intangible Assets

On July 21, 2000 the bank acquired two Fleet National Bank branch offices. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million was allocated to core deposit intangible assets and goodwill, which were valued at $1.3 million and $6.6 million, respectively, at the acquisition date. See Note 6 to the Consolidated Financial Statements for further discussion regarding the accounting for intangible assets.

(6)    Accounting Rule Changes

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations" and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

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

The company adopted the new standard on January 1, 2002. During 2001, the company reported that the adoption of SFAS No. 142 was expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010. However, subsequent to the company's disclosure but prior to formal adoption on January 1, 2002, the FASB clarified that goodwill as defined in SFAS No. 142 did not include the excess of amounts paid over net liabilities assumed in a bank or thrift branch acquisition and such amounts should continue to be accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Consequently, goodwill continued to be amortized over a ten-year life and adoption of SFAS No. 142 was expected to have no impact on the consolidated financial statements of the company.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." SFAS 147 states that the excess of amounts paid over the fair value of the assets acquired and liabilities assumed in a bank or thrift branch acquisition does represent goodwill, and should be accounted for under SFAS 142, and not under SFAS No. 72. Upon adoption of SFAS 147, the excess paid over the fair value of the assets acquired and net liabilities assumed in a business combination is required to be reclassified to goodwill, and any amortization expense recognized in 2002 must be reversed. The FASB permitted adoption of SFAS 147 as of September 30, 2002, and the company has adopted this new standard as of that date. The consolidated financial statements contained herein reflect these reclassifications retroactive to January 1, 2002.

Adoption of SFAS 147 is expected to increase the company's annual net income by approximately $435,000, net of taxes. However, an annual impairment test is required, with any resulting decline in the value of the goodwill associated with the prior branch acquisition being charged as an expense on the income statement and a reduction of such goodwill on the balance sheet.

Financial institutions which adopt SFAS 147 are required to restate previously issued financial statements as if the standard were in place for the institution upon adoption of SFAS 142 on January 1, 2002.

The following schedule is a reconcilement of the impact of goodwill amortization on the company's net income and earnings per share for the periods listed below:


                                                              Three Months Ended                   Nine Months Ended
                                                           March         June 30,  September 30,   September 30,
   (Dollars in thousands, except per share data)           31, 2002        2002       2002             2002
                                                        ------------   ---------   ------------    ----------------
 Reported :
      Net income                                        $      1,381   $   1,416   $      1,492    $      4,289
      Diluted earnings per share                        $       0.39   $    0.39   $       0.41    $       1.19

   Goodwill amortization, net of taxes                  $        108   $     109   $        109    $        326
   Diluted earnings per share                           $       0.03   $    0.03   $       0.03    $       0.09

   Restated:
      Net income                                        $      1,489   $   1,525   $      1,601    $      4,615
      Diluted earnings per share                        $       0.42   $    0.42   $       0.44    $       1.28

The  following   adjusted   financial   information   reflects  the  retroactive
application of SFAS 147 for the three and nine months ended September 30, 2002 and for the same periods in 2001 had the standard been applicable in 2001:


                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       ------------------     ---------------------
  (Dollars in thousands, except per share data)           2002     2001         2002        2001
                                                       --------  --------     --------    ---------
   Net income before goodwill amortization             $  1,601  $  1,251     $  4,615    $   3,634
   Goodwill amortization, net of tax                         -        109           -           326
                                                       --------  --------     --------    ---------
   Adjusted net income                                 $  1,601  $  1,360     $  4,615    $   3,960
                                                       --------  --------     --------    ---------

   Earnings per share:
     Basic:
       Net income before goodwill amortization         $   0.45  $   0.36     $   1.32    $    1.06
       Goodwill amortization, net of tax                     -       0.03            -         0.10
                                                       --------  --------     --------    ---------
       Adjusted net income                             $   0.45  $   0.39     $   1.32    $    1.16
                                                       --------  --------     --------    ---------

     Diluted:
       Net income before goodwill amortization         $   0.44  $   0.35     $   1.28    $    1.03
       Goodwill amortization, net of tax                     -       0.03            -         0.09
                                                       --------  --------     --------    ---------
       Adjusted net income                             $   0.44  $   0.38     $   1.28    $    1.12
                                                       --------  --------     --------    ---------

(7)      Reclassification

Certain fiscal 2001 information has been reclassified to conform to the 2002 presentation.

(8)      Massachusetts Department of Revenue - Notice of Assessment

Enterprise Realty Trust, Inc. ("ERT") is a real estate investment trust, which is 99.9% owned by the bank. The bank has received a Notice of Assessment ("NOA") dated October 19, 2002 from the Commonwealth of Massachusetts Department of Revenue ("DOR"), pursuant to which the DOR has assessed the bank for additional state taxes plus interest totaling an aggregate amount of $1,096,000 for the tax years ended December 31, 1999 and 2000. The NOA is based upon the DOR's contention that any income received by the bank in the form of dividends from ERT is fully taxable under applicable Massachusetts tax laws. This position is in conflict with the position taken by the bank that it is authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts state tax purposes. If the position that has been taken by the DOR were also applied to the bank's tax year ended December 31, 2001, and the nine months ended September 30, 2002, then the bank would be subject on such basis to additional Massachusetts income tax for such periods totaling approximately $1,145,000 and $928,000, respectively. To the company's knowledge, the bank is one of approximately forty banking institutions located in Massachusetts that has received an NOA of this type.

The company believes that it has complied fully with the applicable Massachusetts tax laws in deducting 95% of the dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts tax purposes. Accordingly, no provision has been made in the company's financial statements for the amounts that the DOR has assessed for the tax years ended December 31, 1999 and 2000 or for any additional amounts that may be assessed for any future periods, including without limitation the tax year ended December 31, 2001, and the nine months ended September 30, 2002. The company intends to dispute the DOR's assessment of additional taxes and interest contained in the NOA and to pursue all available means to defend its current position regarding the bank's payment of Massachusetts income taxes.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                        Minimum Capital           Minimum Capital
                                                                         for Capital                 to be
                                                  Actual               Adequacy Purposes         Well Capitalized
                                        -------------------------   -----------------------  -----------------------
(Dollars in thousands)                     Amount         Ratio        Amount       Ratio        Amount      Ratio
                                        ------------    ---------   ------------  ---------  ------------  ---------

As of September 30, 2002:

Total Capital (to risk weighted assets)  $    53,581       11.35%   $     37,763    8.00%    $     47,203     10.00%

Tier 1 Capital (to risk weighted assets) $    47,639       10.09%   $     18,881    4.00%    $     28,322      6.00%

Tier 1 Capital (to average assets)*      $    47,639        7.18%   $     26,522    4.00%    $     33,153      5.00%


     * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.


Balance Sheet

Total Assets

     At September 30, 2002, total assets increased by $79.5 million, or 12.6 %, since December 31, 2001. The increase was primarily attributable to increases of $22.6 million, or 348.6%, in daily federal funds sold, $23.8 million, or 12.1%, in investment securities at fair value, and $29.0 million, or 7.9%, in net loans (i.e., loans after the allowance for loan losses). The increase in assets was funded primarily by growth in deposits of $115.7 million, offset by a decrease in short-term borrowings and repurchase agreements of $43.2 million. During the fourth quarter of 2001, the bank began to transition the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated Investors, Inc. ("Federated"). The balances transferred to Federated do not represent obligations of the bank. This transition from overnight repurchase agreements to Federated mutual funds continued during the first five months of 2002 and was completed in mid-May. Under this arrangement, management believes that commercial customers will benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety. Without this transition to Federated, the bank would have had growth in assets and deposits plus repurchase agreements of 17.8% and 18.3%, respectively, at September 30, 2002 as compared to December 31, 2001.

Investments

At September 30, 2002 all of the company's investment securities were classified as available-for-sale and carried at fair value. The net unrealized appreciation at September 30, 2002 was $7.3 million compared to $5.0 million at December 31, 20901. The net unrealized appreciation or depreciation, as the case may be, in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.
Unrealized appreciation on the investment portfolio will decrease as the securities approach maturity. The unrealized appreciation will only be realized if the securities are sold. The Company may expand its investment activities to include a limited amount of equity securities in the future. All such equity investment activities would be undertaken in accordance with applicable regulatory limitations.

Loans

Total loans, before the allowance for loan losses, were $406.1 million, or 57.2% of total assets, at September 30, 2002, compared to $376.3 million, or 59.7% of total assets, at December 31, 2001. The increase in total gross loans of $29.8 million at September 30, 2002 compared to December 31, 2001, was primarily attributed to originations of commercial real estate and industrial loans offset by a reduction in residential mortgages, due to the sale of fixed rate mortgage loans originated throughout the year.

Deposits and Borrowings

     Total deposits, including escrow deposits of borrowers, increased $116.1 million, or 21.9%, during the first nine months of 2002, to $644.0 million at September 30, 2002 compared to $527.9 million at December 31, 2001. The increase consists of growth of $79.5 million in money market and savings deposits, and a $33.3 million increase in demand deposit and interest bearing checking accounts. The growth in deposits is primarily attributable to increased market penetration and strong sales efforts, and consumers seeking alternatives to the stock market.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased by $43.2 million, or 97.2%, to $1.3 million at September 30, 2002. The decrease was attributable to the bank's continued transition during the first five months of 2002 of the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated. The company had $470,000 in borrowings outstanding from the FHLB at both September 30, 2002 and December 31, 2001.

Non-performing Assets/Loan Loss Experience

The following table sets forth non-performing assets at the dates indicated:


                                           September 30,  December 31,  September 30,
(Dollars in thousands)                           2002          2001         2001
                                            ----------    -----------   -------------
Non-accrual loans                           $ 1,959       $     1,874   $      833
Accruing loans > 90 days past due                 1                 1            3
                                            --------      -----------   -------------
     Total non-performing loans               1,960             1,875          836
Other real estate owned                           -                 -            -
                                            --------      -----------   -------------
     Total non-performing assets            $ 1,960       $     1,875   $      836
                                            ========      ===========   =============

Non-performing loans: Loans outstanding        0.48%             0.50%        0.23%
                                            ========      ===========   =============

Non-performing assets: Total assets            0.28%             0.30%        0.13%
                                            ========      ===========   =============

Delinquent loans 30-89 days past due: Loans     0.14%            0.30%        0.56%
                                            ========      ===========   =============

Total non-performing loans increased by $1.1 million from September 30, 2001 to September 30, 2002 and by $.08 million from December 31, 2001 to September 30, 2002, and the ratio of non-performing loans to total loans (i.e., loans before the allowance for loan losses) increased from 0.23% to 0.48% and decreased from 0.50% to 0.48% over the same respective periods. The ratio of delinquent loans (30 - 89 days past due) to total loans decreased from 0.56% at September 30, 2001 to 0.30% at December 31, 2001 and decreased from 0.30% to 0.14% from December 31, 2001 to September 30, 2002.

     The increase from September 30, 2001 through September 30, 2002 was primarily attributable to a weakened economy, which began in 2001 and has continued through the first nine months of 2002. The increase in the ratio of non-performing loans to loans outstanding is offset by an increase in the ratio of the allowance for loan losses to loans outstanding to 2.28% at September 30, 2002 from 2.11% at September 30, 2001. The bank's level of non-performing assets is largely a function of economic conditions and the overall banking environment. Continuing adverse conditions within the bank's market area, as well as any other adverse changes in local, regional or national economic conditions, could negatively impact the bank's level of non-performing assets in the future, despite prudent loan underwriting.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                         Nine months ended September 30,
                                      --------------------------------------
(Dollars in thousands)                     2002                  2001
                                      ----------------      ----------------

Balance at beginning of year          $          8,547      $         6,220
Loans charged off
     Commercial                                    428                   37
     Commercial real estate                         -                     -
     Construction                                   -                     -
     Residential real estate                        -                     -
     Home equity                                    -                     -
     Consumer                                       10                   41
                                      ----------------      ----------------
                                                   438                   78
                                      ----------------      ----------------

Recoveries on loans charged off
     Commercial                                    107                   25
     Commercial real estate                                               -
     Construction                                                         -
     Residential real estate                         2                   20
     Home equity                                                          -
     Other                                          10                   17
                                      ----------------      ----------------
                                                   119                    62
                                      ----------------      ----------------

Net loans charged off                             (319)                  (16)
Provision charged to operations                  1,048                 1,480
                                      ----------------      ----------------
Balance at September 30               $          9,276       $         7,684
                                      ================      ================

Annualized net loans charged off:
  Average loans outstanding                      (0.11%)               (0.01%)
                                      ================      ================
Allowance for loan losses:
  Loans outstanding                               2.28%                 2.11%
                                      ================      ================
Allowance for loan losses:
  Non-performing loans                          473.27%               919.13%
                                      ================      ================

The ratio of allowance for loan losses to non-performing loans decreased from 919.13% at September 30, 2001 to 473.27% at September 30, 2002 due to the increase of $1.1 million in non-performing loans, offset by an increase of $1.6 million in the allowance for loan losses. During the nine months ended September 30, 2002, the bank added approximately $1.0 million to the allowance for loan losses compared to $1.5 million for the same period in 2001. The 2001 provision reflected management's decision, in the third quarter of that year, to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001. Management has continued to provide for loan losses in 2002 due to the increase in the level of non-performing loans, the growth in the loan portfolio, and the continuing economic uncertainty. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of loans outstanding, and known and inherent risks in the nature of the loan portfolio. Management also analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for loan losses."


                              Results of Operations

  Nine Months Ended September 30, 2002 vs. Nine Months Ended September 30, 2001

The  company  reported  net  income  of  $4,615,000  for the nine  months  ended
September 30, 2002, versus $3,634,000 for the nine months ended September 30, 2001, an increase of $981,000, or 27.0%. The company had basic earnings per common share of $1.32 and $1.06, and diluted earnings per common share of $1.28 and $1.03 for the nine months ended September 30, 2002 and September 30, 2001, respectively. As previously noted, the 2002 period includes an adjustment for the adoption of SFAS 147 effective January 1,2002. The adjustment increased net income for the nine months ended September 30, 2002 by $326,000, net of taxes. Excluding this adjustment, net income for the 2002 period increased by $655,000, or 18.0%, as compared to the 2001 period.

The following table highlights changes, which affected the company's earnings for the periods indicated:

                                                                                 Nine months ended September 30,
                                                                                 --------------------------------
(Dollars in thousands)                                                               2002                  2001
                                                                                  ---------             ---------
Average assets (1)                                                              $   644,106          $   596,112
Average deposits and short-term borrowings                                          587,231              544,861
Average investment securities and federal funds sold (1)                            204,694              220,875
Average loans, net of deferred loan fees                                            391,509              330,612
Net interest income                                                                  21,722               20,071
Provision for loan losses                                                             1,048                1,480
Net gains on sales of investment securities                                           1,341                  761
Tax expense                                                                           1,699                1,325
Average loans: Average deposits and borrowings                                        66.67%               60.68%
Non-interest expense: Average assets (2)                                               4.04%                3.98%
Non-interest income: Average assets (2) (3)                                            0.78%                0.76%
Average tax equivalent rate earned on interest earning assets                          6.69%                7.74%
Average rate paid on interest bearing deposits and short-term borrowings               2.09%                3.39%
Average rate paid on total deposits and borrowings                                     1.70%                2.76%
Net interest margin (tax equivalent basis)                                             5.01%                5.01%


(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period
(3) Excludes net gain on sale of investment securities


Net Interest Income

The company's net interest income was $21,722,000 for the nine months ended September 30, 2002, an increase of $1,651,000, or 8.2%, from $20,071,000 for the nine months ended September 30, 2001.

Interest income decreased by $2,119,000 for the nine months ended September 30, 2002 to $29,192,000 compared to $31,311,000 for the same period ended September 30, 2001. This decrease resulted from a decrease in the average tax equivalent yield on interest earning assets of 105 basis points to 6.69% for the nine months ended September 30, 2002 compared to 7.74% for the same period ended September 30, 2001, offset by an increase in the average balance of interest earning assets of $44.7 million or 8.1% to $596.2 million for the nine months ended September 30, 2002 compared to $551.5 million for the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, the average loan balance increased by $60.9 million, or 18.4%, and the average investment securities and federal funds sold balance decreased by $16.2 million, or 7.3%, compared to the same period ended September 30, 2001. The average rate earned on loans declined by 148 basis points to 7.22% for the nine months ended September 30, 2002, from 8.70% for the same period ended September 30, 2001, while the average tax equivalent yield on investment securities and federal funds sold decreased by 63 basis points to 5.67% for the nine months ended September 30, 2002, from 6.30% for the same period ended September 30, 2001.

Interest expense for the nine months ended September 30, 2002 was $7,470,000 compared to $11,240,000 for the same period ended September 30, 2001, a decrease of $3,770,000 or 33.5%. This decrease resulted from a reduction in the average interest rate paid on interest bearing liabilities of 130 basis points to 2.09% for the nine months ended September 30, 2002, compared to 3.39% for the same period ended September 30, 2001, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $34.7 million, or 7.8%, to $477.4 million for the nine months ended September 30, 2002, as compared to $442.7 million for the same period ended September 30, 2001.

The average interest rate paid on savings, checking and money market deposit accounts decreased 70 basis points for the nine months ended September 30, 2002 compared to the same period ended September 30, 2001, while the average balance of such deposit accounts increased by $72.7 million, or 32.0%, to $299.5 million for the nine months ended September 30, 2002 as compared to $226.8 million for the same period ended September 30, 2001.

The average interest rate on time deposits decreased by 166 basis points for the nine months ended September 30, 2002 compared to the same period ended September 30, 2001. The average balance on time deposits increased by $9.2 million, or 6.3%, to $155.7 million for the nine months ended September 30, 2002 as compared to $146.5 million for the same period ended September 30, 2001.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, "repurchase agreements") and FHLB borrowings, decreased to 1.86%, for the nine months ended September 30, 2002, compared to 4.00% for the nine months ended September 30, 2001. The average balance of short-term borrowings for the nine months ended September 30, 2002 decreased by $47.1 million, or 67.9%, to $22.2 million as compared to $69.4 million for the nine months ended September 30, 2001. The 214 basis point decrease in average rate paid on short-term borrowings resulted from decreases in market rates, while the decrease in average balance was attributable to the transition, described above, of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Net interest margin remained at 5.01% for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001, primarily due to the decrease in the interest rate environment offset by the increase in average balances.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the nine months ended September 30, 2002 and September 30, 2001, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

                           AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES



                                               Nine Months Ended              Nine Months Ended
                                              September 30, 2002             September 30, 2001              Changes due to
                                        ------------------------------  ----------------------------  ------------------------------
(Dollars in thousands)                  Average            Yield/       Average            Yield/                              Rate/
                                        Balance  Interest  Rates (3)    Balance  Interest  Rates (3)  Total Volume    Rate    Volume
                                        -------  --------  -----------  --------  -------  ---------  ----- -------  -------  ------

Assets:
 Loans (1) (2)                         $391,509  $ 21,141      7.22%    $330,612  $21,521   8.70     $ (380) $3,963  $(3,659) $(684)
 Investment securities & federal
   funds sold (3)(5)                    204,694     8,051      5.67%     220,875    9,790   6.30     (1,739)   (765)  (1,043)     69
                                       --------  --------               --------  -------            ------- ------  -------- ------
     Total interest earnings assets     596,203    29,192      6.69%     551,487   31,311   7.74     (2,119)  3,198   (4,702)  (615)
                                                 --------                         -------            ------- ------  -------  ------
  Other assets (4)(5)                    47,903                           44,625
                                       --------                         --------

     Total assets (5)                  $644,106                         $596,112
                                       ========                         ========

Liabilities and stockholders' equity:
 Savings/PIC/MMDA                      $299,490     3,034      1.35%    $226,829    3,470   2.05       (436)  1,114   (1,188)  (362)
 Time deposits                          155,682     4,126      3.54%     146,507    5,694   5.20     (1,568)    357   (1,819)  (106)
 Short-term borrowings                   22,231       310      1.86%      69,361    2,076   4.00     (1,766) (1,410)  (1,110)    754
                                       --------  --------               --------    -----            ------- ------  -------  ------
     Total interest-bearing deposits
       and borrowings                   477,403     7,470      2.09%     442,697   11,240   3.39     (3,770)     61   (4,117)    286
                                        -------  --------               --------   ------            ------- ------  -------  ------
Net interest rate spread (3)                                   4.60%                        4.35

 Non-interest bearing deposits          109,828         -                102,164       -
                                       --------  --------               --------  ------
     Total deposits and borrowings      587,231     7,470      1.70%     544,861   11,240   2.76

 Other liabilities                        4,696                            4,422
                                       --------                         --------
     Total liabilities                  591,927                          549,283

Trust preferred securities               10,500                           10,500
Stockholders' equity (5)                 41,679                           36,329
                                       --------                         --------

     Total liabilities, trust preferred
       Securities and stockholders'
       equity (5)                      $644,106                         $596,112
                                       ========                         ========

Net interest Income                              $ 21,722                         $20,071            $ 1,651  3,137  $  (585) $(901)
                                                 ========                         =======            ======= ======  =======  =====

Net interest margin                                            5.01%                         5.01


(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis. The tax equivalent effect was $659 and $639 for the periods ended September 30, 2002 and September 30, 2001, respectively

(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, intangible assets, and other miscellaneous assets.

(5)  Excludes the effect of SFAS No. 115

Provision for Loan Losses

The provision for loan losses amounted to $1,048,000 and $1,480,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The 2001 provision reflected management's decision, in the third quarter of that year, to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees increased by $66,000, or 4.7%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to one-time fees of $76,000, booked in the first quarter of 2002 for estate settlements offset by a reduction in investment commission and fees. Excluding these one-time fees, investment management and trust service fees would have decreased by $10,000, or 0.7%, for the nine months ended September 30, 2002 compared to the same period in 2001. Average investment services and trust assets under management (excluding the commercial sweep balances held in Federated mutual funds) decreased $15.0 million, or 5.1%, to $277.5 million for the nine months ended September 30, 2002 from $292.5 million for the same period in 2001.

Deposit service fees increased by $264,000, or 24.2%, for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, due primarily to an increase in the average balance on savings, checking and money market accounts of $72.7 million, or 32.0%, for the nine months ended September 30, 2002 compared to the same period in 2001. The fee increase was also due to a reduction in the earnings credit posted to business checking accounts, which offsets the service charges assessed by the bank.

Net gain on sale of investment securities amounted to $1,341,000 and $761,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans increased by $40,000 to $292,000 for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, due to increased fixed rate residential mortgage production resulting from a declining interest rate environment.

Other income for the nine months ended September 30, 2002, was $637,000 compared to $611,000 for the nine months ended September 30, 2001. This increase of $26,000 was primarily attributable to an increase in processing income earned on the Federated sweep product and an increase in insurance commission, offset by a reduction of the earnings credit on account balances related to sales of third party bank checks, due to the decline in market rates.

Non-Interest Expenses

Salaries and benefits expense totaled $10,812,000 for the nine months ended September 30, 2002, compared to $9,901,000 for the nine months ended September 30, 2001, an increase of $911,000 or 9.2%. This increase was primarily due to the salary and related benefits of new employees hired to support the Company's growth and strategic initiatives, as well as annual increases.

Occupancy expense amounted to $3,603,000 for the nine months ended September 30, 2002, compared to $2,989,000 for the nine months ended September 30, 2001, an increase of $614,000 or 20.5%. The increase was primarily due to depreciation of office renovations for operational support departments completed in 2001, ongoing enhancements to the company's computer systems in the current year, start-up costs associated with the bank's newest branch office, located at the end of the Lowell Connector, which opened on April 29, 2002, and increases generally in real estate taxes, bank insurance and common area maintenance fees for the bank's leased office space.

Advertising and public relations expenses increased by $220,000, or 73.6%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was due to expenditures, in the early part of this year, related to the opening of the bank's Lowell Connector office in April, increases in advertising expenditures for the commercial lending division, as well as advertising and public relations initiatives undertaken on behalf of the trust division.

Audit, legal and other professional expenses increased by $399,000, or 93.0%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to increased consulting expenses related to technology initiatives undertaken in the first nine months of the year, as well as increased compliance and internal audit related expenses associated with the bank's growth in 2002. The 2002 expenses also reflect estimated legal and audit related expenses related to the company's dispute of the Massachusetts Department of Revenue's Notice of Assessment of additional taxes and interest, as discussed in Note 8 of the Consolidated Financial Statements.

Trust professional and custodial expenses increased by $51,000, or 10.3%, for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to an increase in custodial and advisory fees paid to third parties.

Office and data processing supplies expense decreased by $13,000, or 3.8%, for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to timing differences of the expenditures.

Trust preferred expense was $869,000 for the nine months ended September 30, 2002 and September 30, 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of core deposit intangible assets was $100,000 for the nine months ended September 30, 2002 and September 30, 2001. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Goodwill amortization expense was $0 for the nine months ended September 30, 2002, compared to $493,000 for the same period in 2001. The current period reflects the restatement of amortization expense in accordance with SFAS 147, as discussed in Note 6 of the Consolidated Financial Statements.

Other operating expenses were $1,861,000 and $1,846,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase of $15,000, or 0.8%, for the 2002 period consisted of increased expenses for correspondent bank service charges, training expenses and expenses related to loan workouts, offset by reductions in telephone and ATM supplies and security expenses due to the timing differences of the expenditures.

Income Tax Expense

Income tax expense and the effective tax rate for the nine months ended September 30, 2002 and September 30, 2001 were $1,699,000 and 26.9% and $1,325,000 and 26.7%, respectively.

                              Results of Operations

 Three Months Ended September 30, 2002 vs. Three Months Ended September 30, 2001

The company reported net income of $1,601,000 for the three months ended September 30, 2002, versus $1,251,000 for the three months ended September 30, 2001, an increase of $350,000 or 28.0%. The company had basic earnings per common share of $0.45 and $0.36 and diluted earnings per common share of $0.44 and $0.35 for the three months ended September 30, 2002 and September 30, 2001, respectively. As previously noted, the 2002 period includes an adjustment for the adoption of SFAS 147 effective January 1,2002. The adjustment increased net income for the three months ended September 30, 2002 by $109,000, net of taxes. Excluding this adjustment, net income for the 2002 period increased by $241,000, or 19.3%, as compared to the 2001 period.

The following table highlights  changes,  which affected the company's  earnings
for   the   periods    indicated:

                                                                                 Three months ended September 30
                                                                                 -------------------------------
(Dollars   in   thousands)                                                           2002               2001
                                                                                 --------------     ------------
Average assets (1)                                                              $    669,750          $   621,768
Average deposits and short-term borrowings                                           611,451              569,209
Average investment securities and federal funds sold (1)                             221,728              228,516
Average loans, net of deferred loan fees                                             400,108              347,957
Net interest income                                                                    7,416                7,108
Provision for loan losses                                                                278                  850
Net gains on sales of investment securities                                              476                  350
Tax expense                                                                              604                  430
Average loans: Average deposits and borrowings                                         65.44%               61.13%
Non-interest expense: Average assets (2)                                                3.94%                3.86%
Non-interest income: Average assets (2)(3)                                              0.74%                0.72%
Average tax equivalent rate earned on interest earning assets                           6.47%                7.49%
Average rate paid on interest bearing deposits and short-term borrowings                1.98%                3.01%
Average rate paid on total deposits and borrowings                                      1.61%                2.45%
Net interest margin (tax equivalent basis)                                              4.88%                5.07%

(1) Excludes the effect of SFAS No. 115
(2) Ratios have been annualized based on number of days for the period
(3) Excludes net gain on sale of investment securities

Net Interest Income

The company's net interest income was $7,416,000 for the three months ended September 30, 2002, an increase of $308,000, or 4.3%, from $7,108,000 for the three months ended September 30, 2001.

Interest income decreased by $729,000 for the three months ended September 30, 2002 and was $9,900,000 compared to $10,629,000 for the same period ended September 30, 2001. This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 102 basis points to 6.47% for the three months ended September 30, 2002 compared to 7.49% for the same period ended September 30, 2001, offset by an increase in the average balance of interest earning assets of $45.4 million, or 7.9%, to $621.8 million for the three months ended September 30, 2002 compared to $576.5 million for the three months ended September 30, 2001.

For the three months ended September 30, 2002, the average loan balance increased by $52.2 million, or 15.0%, and the average investment securities and federal funds sold balance decreased by $6.8 million, or 3.0%, compared to the same period ended September 30, 2001. The average rate earned on loans declined by 130 basis points to 7.09% for the three months ended September 30, 2002, from 8.39% for the same period ended September 30, 2001, while the average tax equivalent yield on investment securities and federal funds sold decreased by 77 basis points to 5.35% for the three months ended September 30, 2002 from 6.12% for the same period ended September 30, 2001.

Interest expense for the three months ended September 30, 2002 was $2,484,000 compared to $3,521,000 for the same period in 2001. The decrease resulted primarily from a decrease in the average interest rate paid on interest bearing liabilities of 103 basis points to 1.98% for the three months ended September 30, 2002 compared to 3.01% for the same period in 2001, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $34.6 million, or 7.5%, to $498.2 million for the three months ended September 30, 2002, compared to $463.6 million for the same period in 2001he average interest rate on savings, checking and money market deposit accounts decreased by 46 basis points for the three months ended September 30, 2002 compared to the same period ended September 30, 2001, due to lower market rates, while the average balance of such deposit accounts increased by $93.0 million, or 37.7%, to $340.0 million for the three months ended September 30, 2002 as compared to $247.0 million for the same period ended September 30, 2001.

The average interest rate on time deposits decreased by 156 basis points for the three months ended September 30, 2002 compared to the same period ended September 30, 2001. The average balance on time deposits increased by $11.4 million, or 7.9%, to $155.0 million for the three months ended September 30, 2002 as compared to $143.7 million for the same period ended September 30, 2001.

The average interest rate on short-term borrowings, consisting of repurchase agreements and FHLB borrowings, decreased 72 basis points to 2.68% for the three months ended September 30, 2002, compared to 3.40% for the three months ended September 30, 2001. The average balance of short-term borrowings for the three months ended September 30, 2002 decreased by $69.8 million, or 95.7%, to $3.1 million as compared to $72.9 million for the three months ended September 30, 2001. The 72 basis point decrease in average rate paid on short-term borrowings resulted primarily from decreases in market rates, while the decrease in average balance was attributable to the transition of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Net interest margin decreased to 4.88% for the three months ended September 30, 2002 from 5.07% for the same period ended September 30, 2001, primarily due to the 103 basis point decrease in the average rate on interest bearing liabilities, offset by the 102 basis point decrease in tax equivalent yield on interest earning assets, and the $45.4 million increase in the average balance of interest earning assets, offset by the $34.6 million increase in the average balance of interest bearing liabilities.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended September 30, 2002 and September 30, 2001, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company's earning assets.

                           AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES



                                        Nine Months Ended September 30,    Nine Months Ended
                                                      2002                  September 30, 2001              Changes due to
                                        ------------------------------  ----------------------------  ------------------------------
(Dollars in thousands)                  Average            Yield/       Average            Yield/                              Rate/
                                        Balance  Interest  Rates (3)    Balance  Interest  Rates (3)  Total Volume    Rate    Volume
                                        -------  --------  -----------  --------  -------  ---------  ----- -------  -------  ------

Assets:

Loans (1) (2)                          $400,108  $ 7,146   7.09%       $ 347,957  $7,360     8.39%   $(214) $1,103  $(1,140) $ (177)
 Investment securities &
  federal funds sold (3)(5)             221,728    2,754   5.35%         228,516   3,269     6.12%    (515)   (104)    (444)     33
                                       --------  -------               ---------  ------             -----  ------  -------  ------
   Total interest earnings assets       621,836    9,900   6.47%         576,473  10,629     7.49%    (729)    999   (1,584)   (144)
                                       --------  -------               ---------  ------             -----  ------  -------  ------
 Other assets (4) (5)                    47,914                           45,295
                                       --------                        ---------
   Total assets (5)                    $669,750                        $ 621,768
                ==                     ========                        =========

Liabilities and stockholders' equity:
 Savings/PIC/MMDA                      $340,033    1,197   1.40%       $ 247,009   1,159     1.86%       38    436     (286)   (112)
 Time deposits                          155,041    1,266   3.24%         143,676   1,738     4.80%    (472)    138     (565)    (45)
 Short-term borrowings                    3,114       21   2.68%          72,907     624     3.40%    (603)   (598)    (132)    127
                                       --------  -------               ---------  ------             -----  ------  -------  ------
    Total interest-bearing deposits
    and borrowings                      498,188    2,484   1.98%         463,592   3,521     3.01%   (1,037)   (24)    (983)    (30)
                                       --------  -------               ---------  ------             ------ ------  -------  ------

Net interest rate spread (3)                               4.49%                             4.48%

 Non-interest bearing deposits          113,263        -                 105,617       -
                                       --------  --------              ---------  ------

   Total deposits and borrowings        611,451    2,484   1.61%         569,209   3,521     2.45%

 Other liabilities                        4,744                            4,678
                                       --------                        ---------

   Total liabilities                                                     573,887
Trust preferred securities               10,500                           10,500
Stockholders' equity (5)                 43,055                           37,381
                                       --------                        ---------


   Total liabilities, trust
    preferred securities and
    stockholders' equity (5)           $669,750                         $621,768
                                       ========                        =========

Net interest Income                              $  7,416                         $ 7,108            $  308 $1,023  $  (601) $(114)
                                                 ========                         =======            ====== ======  =======  =====

Net interest margin                                        4.88 %                            5.07%


(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis. The tax equivalent effect was $214 and $228 for the periods ended September 30, 2002 and September 30, 2001, respectively

(4) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, intangible assets, and other miscellaneous assets.

(5)  Excludes the effect of SFAS No. 115

Provision for Loan Losses

The provision for loan losses amounted to $278,000 and $850,000 for the three months ended September 30, 2002 and September 30, 2001, respectively. The 2001 provision reflected management's decision, in the third quarter of that year, to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2001. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees decreased by $8,000, for the three months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to decreases in investment commission and fees offset by a slight increases in trust income. Average investment services and trust assets under management (excluding the commercial sweep balances held in Federated mutual funds) decreased $15.4 million, to $266.5 million for the three months ended September 30, 2002 from $281.9 million for the same period in 2001.

Deposit service fees increased by $91,000, or 24.7%, for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, due primarily to an increase in the average balance on savings, checking and money market accounts of $93.0 million, or 37.7%, for the three months ended September 30, 2002 compared to the same period in 2001. The fee increase was also due to a reduction in the earnings credit posted to business checking accounts, which offsets the service charges assessed by the bank.

Net gain on sale of investment securities amounted to $476,000 and $350,000 for the three months ended September 30, 2002 and September 30, 2001, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gain on sale of loans increased by $8,000 to $109,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001, due to increased fixed rate residential mortgage production resulting from a declining interest rate environment.

Other income was $231,000, an increase of $32,000, or 16.1%, for the three months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to processing income earned on the Federated sweep product and increases in insurance commissions and ATM surcharges, offset by a decrease of the earnings credit on account balances related to sales of third party bank checks, due to the decline in market rates.

Non-Interest Expenses

Salaries and benefits expense totaled $3,664,000 for the three months ended September 30, 2002, compared to $3,432,000 for the three months ended September 30, 2001, an increase of $232,000 or 6.8%. This increase was primarily due to new hires, company growth, strategic initiatives implemented by the company, and annual pay increases.

Occupancy expense was $1,254,000 for the three months ended September 30, 2002, compared to $1,052,000 for the three months ended September 30, 2001, an increase of $202,000 or 19.2%. The increase was primarily due to depreciation of office renovations for operational support departments completed in 2001, ongoing enhancements to the company's computer systems in the current year, start-up costs associated with the bank's newest branch office, which opened on April 29, 2002, and increases generally in real estate taxes, bank insurance, and common area maintenance fees for the bank's leased office space.

Advertising and public relations expenses increased by $113,000 for the three months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to increases in advertising expenditures for the commercial lending division and public relations expenditures for the trust division.

Audit, legal and other professional expenses increased by $235,000 for the three months ended September 30, 2002 compared to the same period in 2001. The increase was due to increased consulting expenses related to technology initiatives undertaken in 2002, as well as increased compliance and internal audit related expenses associated with the bank's growth in 2002. The 2002 expenses also reflect estimated legal and audit related expenses related to the company's dispute of the Massachusetts Department of Revenue's Notice of Assessment of additional taxes and interest, as discussed in Note 8 of the Consolidated Financial Statements.

Trust professional and custodial expenses increased by $33,000, or 24.1%, for the three months ended September 30, 2002 compared to the same period in 2001. The increase was due to an increase in custodial fees.

Office and data processing supplies expense increased by $27,000, or 31.4%, for the three months ended September 30, 2002 compared to the same period in 2001. The increase was primarily due to timing differences of the expenditures.

Trust preferred expense was $290,000 for the three months ended September 30, 2002 and September 30, 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Amortization of core deposit intangible assets was $33,000 for the three months ended September 30, 2002 and September 30, 2001. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Goodwill amortization expense was $0 for the three months ended September 30, 2002, compared to $165,000 for the same period in 2001. The current period reflects the restatement of amortization expense in accordance with SFAS 147, as discussed in Note 6 of the Consolidated Financial Statements.

Other operating expenses were $595,000 and $667,000 for the three months ended September 30, 2002 and September 30, 2001, respectively. The decrease of
$72,000, or 10.8%, for the 2002 period is attributable to decreases in charitable contributions, telephone and security expenditures due primarily to timing differences of the expenditures in 2002, and the recovery of approximately $10,000 in previously charged off uncollected checks, offset by increases in bank service charges and loan workout expenses.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended September 30, 2002 and September 30, 2001 were $604,000 and 27.4% and $430,000 and 25.6%, respectively. The effective rate for the three months ended September 30, 2001 was low due to an adjustment in income tax estimates during the period. The effective rate for the three months ended September 30, 2002, of 27.4%, is consistent with the nine month effective rates of 26.9% and 26.7%, for the periods ended September 30, 2002 and 2001, respectively.

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

ITEM 4 - Controls and Procedures

Evaluation of Controls and Procedures

The company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or submits to the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Within 90 days prior to the date of the  company's  filing of this  report,  the company carried out an evaluation, under the supervision and with the participation of the company's management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

Changes in Controls and Procedures

Subsequent to the date of management's evaluation referred to above, there have been no significant changes in the company's internal controls or in other factors that could significantly affect such internal controls, nor were any corrective actions required with regard to any significant deficiencies or material weaknesses with respect to such internal controls.

                            PART II OTHER INFORMATION


Item 1            Legal Proceedings

As described in further detail in footnote No. 8 of the Consolidated Financial Statements included in Item 1 of Part I of this report, set forth at page 9 above, the bank has received a Notice of Assessment ("NOA") from the Commonwealth of Massachusetts Department of Revenue ("DOR"), pursuant to which the DOR has assessed the bank for additional state taxes and interest in connection with the bank's operation of a real estate investment trust subsidiary. The company intends to dispute the DOR's assessment of additional taxes and interest contained in the NOA and to pursue all available means to defend its current position regarding the bank's payment of Massachusetts income taxes.


Item 2   Changes in Securities and Use of Proceeds

         Not Applicable

Item 3   Defaults upon Senior Securities

         Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5   Other Information

         In addition to the certifications included in this report below, the company's chief executive officer and chief financial officer have submitted to the SEC on the date hereof the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6   Exhibits and Reports on Form 8-K

         Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ENTERPRISE BANCORP, INC.


DATE:  November 14, 2002          By:/s/John P. Clancy, Jr.
                                     -------------------------------------------
                                        John P. Clancy, Jr.
                                        Treasurer (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
              UNDER SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14

I, John P. Clancy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enterprise Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002               /s/John P. Clancy, Jr.
                                      -----------------------------------
                                         John P. Clancy, Jr.
                                         Treasurer (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
              UNDER SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14


I, George L. Duncan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enterprise Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002          /s/George L. Duncan
                                 --------------------------------------------
                                    George L. Duncan
                                    Chairman & CEO (Principal Executive Officer)