Form 10-K
period 2002-12-31
ENTERPRISE BANCORP INC /MA/
filed 2003-03-26
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K


                      [X] ANNUAL REPORT UNDER SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 For the fiscal year
                             ended December 31, 2002
                                       OR
               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _______________

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

          Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered

None
------------------------------         -----------------------------------------

Securities  registered  under Section  12(g) of the Exchange Act:

Common Stock, $.01 par value per share
--------------------------------------
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes..[X] No.[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No __X__

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $49,289,640

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 28, 2003, Common Stock
- Par Value $0.01: 3,533,778 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's proxy statement for its annual meeting of stockholders to be held on May 6, 2003 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                            ENTERPRISE BANCORP, INC.

                                TABLE OF CONTENTS

                                   Page Number

                                     PART I


Item 1   Business                                                             3

Item 2   Properties                                                          16

Item 3   Legal Proceedings                                                   17

Item 4   Submission of Matters to a Vote of Security Holders                 17

                                     PART II

Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters                                       18

Item 6   Selected Financial Data                                             19

Item 7   Management's Discussion and Analysis of Financial Condition         20
         and Results of Operations

Item 7A  Quantitative and Qualitative Disclosures About Market Risk          36

Item 8   Financial Statements and Supplementary Data                         38

Item 9   Changes In and Disagreements with Accountants on Accounting         71
         and Financial Disclosure

                                    Part III

Item 10  Directors and Executive Officers of the Registrant                  71

Item 11  Executive Compensation                                              72

Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     72

Item 13  Certain Relationships and Related Transactions                      72

Item 14  Controls and Procedures                                             72

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K     73

         Signature page                                                      76

         Officer Certification                                               77



                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Enterprise Bancorp, Inc. (the "company") wishes to caution readers that the following important factors, among others, may adversely affect the company's future results and could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein:
(i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company's reserve for loan losses; (iv) the effect on the company's competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company's business and operations and unanticipated increases in the company's regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (ix) the effect of changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

The company's headquarters and the bank's main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices of the bank are located in the Massachusetts cities and towns of Billerica, Chelmsford, Dracut, Leominster, Lowell, Tewksbury, and Westford. The bank's deposit gathering and lending activities are conducted primarily in the city of Lowell and the surrounding Massachusetts towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, and Westford and in the cities of Leominster and Fitchburg. The bank offers a range of commercial, consumer and trust services with a goal of satisfying the needs of individuals, professionals and growing businesses.

                                     Lending

The bank specializes in lending to growing businesses, corporations, partnerships, non-profits, professionals and individuals. Loans made by the bank to businesses include commercial mortgage loans, loans guaranteed by the Small Business Administration (SBA), construction loans, revolving lines of credit, working capital loans, equipment financing, asset-based lending, letters of credit and loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies. The bank also originates equipment lease financing for businesses. Loans made by the bank to individuals include residential mortgage loans, home equity loans, residential construction loans, unsecured and secured personal loans and lines of credit and mortgage loans on investment and vacation properties.

At December 31, 2002, the bank had loans, net of deferred fees, outstanding of $414.1 million, which represented 57.6% of the company's total assets. The interest rates charged on loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

At December 31, 2002, the bank's statutory lending limit, based on 20% of capital, to any single borrower was approximately $11.1 million, subject to certain exceptions provided under applicable law. At December 31, 2002, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

                                                                       December 31,
                         ----------------------------------------------------------------------------------------------------------
                                2002                  2001                  2000                 1999                  1998
                         --------------------  --------------------  -------------------- -------------------- ---------------------
($ in thousands)           Amount      %         Amount      %         Amount      %        Amount       %       Amount       %
                         --------------------  --------------------  -------------------- -------------------- ---------------------
Comm'l real estate        $ 171,637    41.3%    $ 159,117    42.1%    $ 120,390    38.5%    $ 104,940   40.0%     $ 80,207    37.1%
Commercial                  122,144    29.4%       94,762    25.1%       84,284    26.9%       68,177   26.0%       55,570    25.7%
Residential mortgages        47,607    11.5%       59,967    15.9%       57,037    18.2%       50,156   19.1%       44,680    20.7%
Construction                 39,078     9.4%       32,428     8.6%       21,894     7.0%       18,198    6.9%       16,637     7.7%
Home equity                  29,937     7.2%       24,594     6.5%       21,229     6.8%       14,135    5.4%       13,436     6.2%
Consumer                      5,075     1.2%        6,697     1.8%        8,210     2.6%        6,672    2.6%        5,682     2.6%
                         -----------           -----------           -----------          ------------         ------------
     Gross loans            415,478   100.0%      377,565   100.0%      313,044   100.0%      262,278  100.0%      216,212   100.0%
Deferred fees                (1,355)               (1,238)               (1,027)                 (970)                (870)
                         -----------           -----------           -----------          ------------         ------------
     Loans, net of fees     414,123               376,327               312,017               261,308              215,342
Allowance for
     Loan losses             (9,371)               (8,547)               (6,220)               (5,446)              (5,234)
                         ----------            -----------           -----------          ------------         ------------
Net loans                 $ 404,752             $ 367,780             $ 305,797             $ 255,862            $ 210,108
                         ===========           ===========           ===========          ============         ============

Commercial, Commercial Real Estate and Construction Loans

The following table sets forth scheduled maturities of commercial, construction and commercial real estate loans in the bank's portfolio at December 31, 2002. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

                                                                     Commercial
($ in thousands)                      Commercial    Construction     Real Estate
                                      ----------    ------------    ------------
Amounts due:
   One year or less                       66,187       $ 20,738       $ 12,605
   After one year through five years      31,168          5,542         10,253
   Beyond five years                      24,789         12,798        148,779
                                        --------       --------       --------
                                         122,144       $ 39,078       $171,637
                                        ========       ========       ========
Interest rate terms on amounts
 due after one year:
   Fixed                                  18,625       $  4,985       $ 14,339
   Adjustable                             37,332         13,355        144,693

Scheduled contractual maturities do not reflect the actual maturities of loans. The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial loans include working capital loans, equipment financing (including equipment leases), standby letters of credit, term loans and revolving lines of credit. Construction loans include construction loans to both individuals and businesses. Included in commercial loans are loans under various Small Business Administration programs amounting to $5.7 million, $5.0 million, and $4.6 million as of December 31, 2002, 2001, and 2000, respectively.

Commercial, commercial real estate and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $302.1 million at December 31, 2002, representing an increase of $38.1 million, or 14.4%, from the previous year. This compares to an increase of $52.5 million, or 24.8%, from 2000 to 2001. Included in commercial and construction loan amounts are unsecured commercial loans and residential construction loans outstanding of $26.3 million and $4.4 million at December 31, 2002, representing increases of $7.3 million in unsecured commercial loans and $1.1 million in residential construction from the previous year. The growth in 2002 is a reflection of the bank's customer-call efforts, service culture, continued effective advertising and increased market penetration. Commercial real estate lending may entail significant additional risks compared to residential mortgage lending. Loan size is typically larger and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general. Construction financing involves a higher degree of risk than long term financing on improved occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended to complete the project. Thus, the bank may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to ensure full repayment. Funds for construction projects are disbursed as pre-specified stages of construction are completed.

The construction lending committee, consisting of five members of the board of directors, meets quarterly to review a sample of loan projects included in the construction loan portfolio. The construction lending committee also reviews current portfolio statistics, as well as current market conditions and issues relating to the construction and real estate development industry. The bank has an independent, internal loan review function that assesses the compliance of loan originations with the bank's internal policies and underwriting guidelines and monitors ongoing quality of the loan portfolio. The bank also contracts with an external loan review company to review loans in the loan portfolio, on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. In addition, a loan review committee, consisting of senior lending officers and loan review personnel, meets monthly to discuss loan policy and procedures, as well as loans on the bank's internal "watch list" and classified loan report. The overdue loan review committee, consisting of six members of the board of directors, also meets quarterly to review and assess all loan delinquencies.

The bank has also established an internal credit review committee, consisting of senior lending officers and loan review personnel. The committee meets on an as needed basis to review loan requests for certain commercial borrowers where the total committed amount to the borrower exceeds $2.0 million, as well as other borrower relationships recommended for discussion by committee members. The bank's executive committee approves loan relationships exceeding $2.5 million and the bank's board of directors also approves loan relationships exceeding $5.0 million.

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

Residential mortgage loans made by the bank have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and a review of the asset-liability position of the bank, management may elect to sell or hold residential loan production for the bank's portfolio. The bank generally sells fixed rate residential mortgage loans and puts variable rate loans into the bank's portfolio. The bank may retain or sell the servicing when selling the loans. The decision to hold or sell new loan production is made in conjunction with the overall asset-liability management program of the bank. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. All loans sold are currently sold without recourse. The gains realized on the sale of loans was $0.5 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively.

Residential mortgage loans outstanding were $47.6 million at December 31, 2002, representing a decrease of $12.4 million, or 20.6%, from the previous year. This compares to an increase of $2.9 million, or 5.1%, in 2001 from 2000. The decrease in outstanding loans in 2002 resulted from the refinancing of mortgage loans held in the bank's portfolio, which were replaced by mortgage loans originated for sale. Residential mortgage loan origination volume, including both loans sold and retained, increased in 2002 over 2001 due to a continued favorable real estate market, and an increase in demand for refinancing of existing mortgages resulting from a decrease in interest rates during the period.

Home Equity Loans

Home equity loans and lines are originated for the bank's portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity loans generally have interest rates that adjust monthly based on changes in the prime rate.

Home equity loans and lines were $29.9 million at December 31, 2002, representing an increase of $5.3 million, or 21.7%, from the previous year. This compares to an increase of $3.4 million, or 15.9%, in 2001 from 2000. The increase in the outstanding balance in 2002 resulted from the favorable real estate market and a decrease in interest rates during the period.

Consumer Loans

Consumer  loans  primarily  consist of secured or unsecured  personal  loans and
overdraft   protection  lines  on  checking   accounts  extended  to  individual
customers.

Consumer loans were $5.1 million at December 31, 2002, representing a decrease of $1.6 million or 24.2%, from the previous year. This compares to a decrease of $1.5 million, or 18.4%, in 2001 from 2000.

Risk Elements

Non-performing assets consist of non-performing loans and other real estate owned ("OREO"). Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans for which management considers it probable that not all contractual principal and interest will be collected are designated as impaired loans. Loans, on which the accrual of interest has been discontinued, including some impaired loans, are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal, or generally when a loan becomes contractually past due by 60 days or a mortgage loan becomes contractually past due by 90 days with respect to interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure. Non-performing loans were $1.9 million at December 31, 2002 and 2001. There were no OREO balances during the years ended December 31, 2002 or 2001.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 2002 and 2001 were $3.0 million and $1.4 million, respectively. The increase in restructured loans of $1.6 million in 2002 was primarily attributed to three individual loan relationships that were categorized as restructured during the year. Accruing restructured loans as of December 31, 2002 and 2001 were $2.1 million and $0.1 million respectively.

Additional information regarding these risk elements is contained in Item 7, Management Discussion and Analysis, and Item 8, Financial Statements, contained in this report and under the heading "Allowance for Loan Losses" below.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

                                                                             Years Ended December 31,
                                                  -------------------------------------------------------------------------------
                 ($ in thousands)                     2002            2001             2000            1999             1998
                                                  -------------   -------------    -------------   -------------    -------------
Average loans outstanding                             $395,356        $340,593         $285,792        $232,843         $200,491
                                                  =============   =============    =============   =============    =============

Balance at beginning of year                            $8,547          $6,220           $5,446          $5,234            $4,290

Charged-off loans:
     Commercial                                            532             182              229              63               87
     Commercial real estate                                  -               -                -               -                -
     Construction                                            -               -                -             100                -
     Residential mortgage                                    -               -                -               -                -
     Home equity                                             -               -                -               -                -
     Consumer                                              216              43               57               9               53
                                                   -------------   -------------    -------------   -------------    -------------
         Total charged-off                                 748             225              286             172              140
                                                   -------------   -------------    -------------   -------------    -------------

Recoveries on loans previously charged-off:
     Commercial                                            193              28               24              54                6
     Commercial real estate                                  -               -               48               2                -
     Construction                                            -               -              100              25                -
     Residential mortgage                                   43              20                -               -                6
     Home equity                                             -               -               25               5                7
     Consumer                                               11              24               10              28               35
                                                   -------------   -------------    -------------   -------------    -------------
         Total recoveries                                  247              72              207             114               54
                                                   -------------   -------------    -------------   -------------    -------------

Net loans charged-off (recovered)                          501             153               79              58               86
Provision charged to operations                          1,325           2,480              603             270            1,030
Addition related to acquired loans                           -               -              250               -                -
                                                   -------------   -------------    -------------   -------------    -------------
Balance at December 31                                  $9,371          $8,547           $6,220          $5,446            $5,234
                                                   =============   =============    =============   =============    =============

Net loans charged-off (recovered) to
     average loans                                       0.13%           0.04%            0.03%           0.02%            0.04%
Net loans charged-off (recovered) to
     allowance for loan loss                             5.35%           1.79%            1.27%           1.07%            1.64%
Allowance for loan losses to loans                       2.26%           2.27%            1.99%           2.08%            2.43%
Allowance for loan losses to
     non-performing loans                              488.84%         455.60%          575.93%         184.86%          384.85%
Recoveries to charge-offs                               33.02%          32.18%           72.38%          66.28%           38.57%

The ratio of the allowance for loan losses to non-performing loans was 488.84% at December 31, 2002 compared to 455.60% and 575.93% at December 31, 2001 and 2000, respectively. The increase in 2002 resulted from an increase of 10% in the balance of the allowance for loan losses due to the provision of $1.3 million, offset by net charge-offs of $0.5 million. The level of non-performing loans remained relatively flat at $1.9 million during 2002. Also during the period, the bank's ratio of the allowance for loan losses to loans decreased from 2.27% at December 31, 2001 to 2.26% at December 31, 2002.

Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan loss was adequate at December 31, 2002. During 2002, the bank provided approximately $1.3 million to the allowance for loan losses compared to $2.5 million for the same period in 2001. The 2001 provision reflected management's decision in the third quarter of that year, to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001. Management felt that it was prudent to continue to provide for loan losses in 2002 due to the level of non-accrual loans, level of charge offs and recoveries, growth in the portfolio, and the continuing economic uncertainty during this period.

The following table represents the allocation of the bank's allowance for loan losses among the different categories of loans and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

                                                                         December 31,
                      ----------------------------------------------------------------------------------------------------------
                            2002                 2001                  2000                  1999                  1998
                      ------------------- --------------------  --------------------  --------------------  --------------------
($ in thousands)               % of                 % of                  % of                  % of                  % of
                               each                 each                  each                  each                  each
                               category             category              category              category              category
                               to total             to total              to total              to total              to total
                      Amount   loans       Amount   loans        Amount   loans        Amount   loans        Amount   loans
                      ------------------- --------------------  --------------------  --------------------  --------------------

Comm'l real estate     $ 3,932     41.3%    $ 3,565     42.1%     $ 2,598     38.5%     $ 2,312     40.0%     $ 2,591     37.1%
Commercial               3,650     29.4%      2,482     25.1%       2,120     26.9%       1,490     26.0%       1,111     25.7%
Construction               866      9.4%        776      8.6%         487      7.0%         926      6.9%         665      7.7%
Residential mortgage       838     11.5%        999     15.9%         875     18.2%         635     19.1%         568     20.7%
Consumer                    85      8.4%        133      8.3%         140      9.4%          83      8.0%         194      8.8%
Unallocated                  -                  592                     -                     -                   105
                      ---------           ----------            ----------            ----------            ----------
     Total             $ 9,371    100.0%    $ 8,547    100.0%     $ 6,220    100.0%     $ 5,446    100.0%     $ 5,234    100.0%
                      =========           ==========            ==========            ==========            ==========

The allocation of the allowance for loan losses above reflects management's judgment of the relative risks of the various categories of the bank's loan portfolio. The unallocated allowance at December 31, 2001 was due to provisions made in the second half of that year. That provision reflected management's decision to increase the allowance for loan losses in light of the economic uncertainty during that period, especially after September 11, 2001. The decrease in the unallocated allowance was due to the growth in portfolio and an increase in classified loans, which require higher reserves, as a percentage of loans, net of fees. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the bank at the dates indicated:

                                                                                      December 31,
                                                -------------------------------------------------------------------------
                    ($ in thousands)              2002           2001           2000            1999           1998
                                                ------------ -------------- -------------- --------------- --------------

Non-accrual loans                                   $ 1,915        $ 1,874        $ 1,054         $ 2,898        $ 1,263
Accruing loans > 90 days past due                         2              1             26              48             97
                                                ------------ -------------- -------------- --------------- --------------
    Total non-performing loans                        1,917          1,875          1,080           2,946          1,360
Other real estate owned                                   -              -              -               -            304
                                                ------------ -------------- -------------- --------------- --------------
    Total non-performing assets                     $ 1,917        $ 1,875        $ 1,080         $ 2,946        $ 1,664
                                                ============ ============== ============== =============== ==============

Accruing restructured loans not included above      $ 2,086         $  146         $  167          $  514         $  538
Delinquent loans 30-89 days past due                  1,287          1,119            425           1,785          1,473

Non-performing loans to Loans                         0.46%          0.50%          0.35%           1.13%          0.63%
Non-performing assets to total assets                 0.26%          0.30%          0.19%           0.66%          0.46%
Delinquent loans 30-89 days past due to Loans         0.31%          0.30%          0.14%           0.68%          0.68%


Non-accrual loans were $1.9 million at both periods ended December 31, 2002 and 2001. Accruing restructured loans increased by $1.9 million in 2002, which was primarily attributed to three individual loan relationships that were categorized as restructured during the year. Total impaired loans were $3.3 million and $1.3 million at December 31, 2002 and 2001, respectively. Impaired loans included in non-accrual loans were $1.2 million as of December 31, 2002 and 2001. The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, continuing adverse conditions within the bank's market area, as well as any other adverse changes in the local, regional or national economic conditions, could negatively impact the bank's level of non-performing assets in the future.

                              Investment Activities

The investment activity of the bank is an integral part of the overall asset-liability management program of the bank. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. The securities in which the bank may invest are subject to regulation and are limited to securities that are considered "investment grade" securities. In addition, the bank has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, mortgage-backed securities ("MBSs"), including collateralized mortgage obligations ("CMOs"), Federal Home Loan Bank of Boston ("FHLB") stock, federal funds, certificates of deposit and state, county, and municipal securities ("Municipals"), all of which must be considered investment grade by a recognized rating service. The effect of changes in interest rates and the resulting impact on a MBS's principal repayment speed and the effect on yield and market value are considered when purchasing MBSs. The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the bank's investment committee.

See Note 2, "Investment Securities", to the consolidated financial statements in
Item 8 for further information.

At December 31, 2002, 2001, and 2000, all investment securities were classified as available for sale and were carried at fair market value. At December 31, 2002, the investment portfolio represented 33.3% of total assets. In 2002, the investment portfolio produced interest and dividend income of $10.6 million, or 27.0% of the total interest and dividend income earned by the bank. The bank recognized net gains on the sale of investments of $1.3 million in 2002. The net unrealized appreciation at December 31, 2002, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $4.5 million.

The following table summarizes the fair market value of investments at the dates indicated:

                                                                    December 31,
                                               -------------------------------------------------
($ in thousands)                                    2002              2001            2000
                                               ----------------  --------------- ---------------

U.S. treasuries and agencies                    $            -    $      15,659   $      33,610
Collateralized mortgage obligations and other
 mortgage backed securities                            181,023          120,353          95,775
Municipals                                              53,772           57,747          52,498
Certificates of deposit                                  1,000                -               -
FHLB stock                                               3,301            3,301           3,301
                                               ----------------  --------------- ---------------
    Total investments available for sale        $      239,096    $     197,060   $     185,184
                                               ================  =============== ===============


The contractual maturity distribution, as of December 31, 2002, of the total bonds and obligations above with the weighted average yield for each category is as follows:


                    Under 1 Year           1- 3 Years             3 - 5 Years          5 - 10 Years            Over 10 Years
                  ------------------   --------------------    ------------------    ------------------    ----------------------
($ in thousands)  Balance    Yield      Balance     Yield       Balance   Yield      Balance    Yield        Balance     Yield
                  ---------  -------   ----------- --------    ---------- -------    ---------  -------    ------------ ---------

MBS/CMO                  -       -%    $      296    6.11%         6,089   4.50%       21,457    5.77%         153,181     4.75%

Municipals*          3,443    6.55%        12,315    6.67%        11,260   6.46%       11,927    6.57%          14,827     7.49%
Certificates         1,000    2.55%             -       -%             -      -%            -       -%               -        -%
                  ---------            -----------             ----------            ---------             ------------
                     4,443    5.65%    $   12,611    6.66%        17,349   5.77%       33,384    6.06%         168,008     4.99%
                  =========            ===========             ==========            =========             ============

* Municipal security yields and total yields are shown on a tax equivalent basis.


Scheduled contractual maturities do not reflect the actual expected maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and expected amortization the actual cash flows will be faster than presented above. Similarly, included in the municipal category is $28.0 million in securities which can be "called" before maturity. Actual maturity of these callable securities could be shorter if the current low interest rate environment persist. Management considers these factors when evaluating the net interest margin in the bank's asset-liability management program.

The increase in investment securities available for sale to $239.1 million at December 31, 2002 from $197.1 million at December 31, 2001, was primarily due the utilization of funds from deposit growth and loan payments to purchase CMO's, and the increase in unrealized appreciation from $5.0 million at December 31, 2001 to $6.8 million at December 31, 2002.

See "Interest Margin Sensitivity Analysis" in Item 7A for additional information regarding the bank's callable investment securities.

                                 Source of Funds
Deposits

Deposits have traditionally been the principal source of the bank's funds. The bank offers a broad selection of deposit products to the general public, including personal interest checking accounts ("PIC"), savings accounts, money market accounts, individual retirement accounts ("IRA") and certificates of deposit. The bank also offers commercial checking, money market, sweep, Keogh retirement and business IRA accounts and repurchase agreements to its commercial business and municipal customers. The bank does not currently use brokered deposits. The bank has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers and longer-term deposits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of the existing deposits, the asset-liability position of the bank and the overall objectives of the bank regarding the growth of relationships.

The table below shows the comparison of the bank's average deposits and average rates paid for the periods indicated. The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

                                                                      December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                     2002                                  2001                                 2000
                      ------------------------------------  -----------------------------------  -----------------------------------
($ in thousands)        Average    Average       % of        Average      Average      % of        Average     Average      % of
                        Balance     Rate       Deposits      Balance       Rate      Deposits      Balance      Rate      Deposits
                      ----------------------  ------------  -----------  ---------- -----------  ------------ ---------- -----------

Demand                $   112,362         -        19.29%   $  104,233           -      21.43%   $    83,194          -       20.70%

Savings                   103,542     1.71%        17.77%       70,465       2.42%      14.49%        48,622      2.96%       12.10%
PIC                       120,111     0.53%        20.62%      100,546       0.88%      20.67%        75,687      1.63%       18.83%
Money market               91,023     1.86%        15.63%       64,534       2.85%      13.27%        36,634      3.33%        9.11%
                      ------------            ------------  -----------             -----------  ------------            -----------
                          314,676     1.30%        54.02%      235,545       1.88%      48.43%       160,943      2.42%       40.04%

Time deposits             155,500     3.41%        26.69%      146,577       5.00%      30.14%       157,818      5.32%       39.26%
                      ------------            ------------  -----------             -----------  ------------            -----------
    Total             $   582,538     1.61%       100.00%   $  486,355       2.42%     100.00%   $   401,955      3.06%      100.00%
                      ============            ============  ===========             ===========  ============            ===========

The decrease in the average rate paid on total deposit accounts to 1.61% for 2002 from 2.42% for 2001 resulted primarily from declining interest rates during 2002.

See note 6, "Deposits", to the consolidated financial statements in Item 8 for further information.


Borrowings

The bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). This membership enables the bank to borrow funds from the FHLB. The bank utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the bank's asset-liability management program. At December 31, 2002 the bank had the capacity to borrow up to approximately $189.8 million from the FHLB, with actual outstanding balances of $16.5 million at an average rate of 1.44%. The outstanding balance was composed of $16.0 million in overnight advances, at 1.31%, and $0.5 million of term advances, at 5.94%. The average rate paid on FHLB borrowings for the year ended December 31, 2002 was 3.47%. FHLB borrowings averaged $1,167,000, $722,000, and $24,753,000 during
2002, 2001, and 2000, respectively. Maximum amounts outstanding at any month end during 2002, 2001, and 2000 were $16,470,000, $470,000, and $61,300,000, respectively.

In 2002, the bank increased its capacity to borrow from the FHLB by pledging its stock investment in Enterprise Realty Trust, Inc., which is a substantially owned subsidiary of the bank that invests in commercial and residential mortgage loans originated by the bank and in mortgage backed investment securities.

The bank also borrows funds from customers secured by investment securities from the bank's portfolio. These repurchase agreements represent a cost competitive funding source for the bank. These instruments are either term agreements or overnight borrowings, as a part of the bank's commercial sweep accounts. Interest rates paid by the bank on the term repurchase agreements are based on market conditions and the bank's need for additional funds at the time of the transaction. At December 31, 2002, the bank had $0.8 million in term repurchase agreements outstanding with an average interest rate of 1.40%, and no outstanding overnight borrowings, as part of the bank's commercial sweep accounts. Securities sold under agreement to repurchase averaged $15,960,000, $65,511,000, and $39,782,000 during 2002, 2001, and 2000, respectively. Maximum amounts outstanding at any month end during 2002, 2001, and 2000 were $48,058,000, $76,129,000, and $57,801,000, respectively.

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

See note 7, "Other Borrowings", to the consolidated financial statements in Item 8 for further information.

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

                    Trust and Investment Management Division

The company provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans. These services include: securities brokerage services via Enterprise Investment Services LLC, through a third party service arrangement with Commonwealth Equities, Inc., a licensed securities brokerage firm; management of equity, fixed income, balanced and strategic cash management portfolios through the bank's trust division; and commercial sweep accounts through Federated Investor's, Inc. for the bank's commercial deposit customers. Portfolios are managed based on the investment objectives of each client. At December 31, 2002, the bank had $314.1 million in assets under management compared to $311.6 million at December 31, 2001. Each component of this portfolio is affected by fluctuations in the financial markets. The 0.80% increase in the portfolio over the prior year consists of asset growth, offset by declining investment market values primarily resulting from declining stock market values.

                          Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party service arrangement with C.J. McCarthy Insurance Agency, Inc., a full service insurance agency headquartered in Wilmington, Massachusetts. Enterprise Insurance Services provides, through McCarthy Insurance Agency, a wide array of business-oriented insurance products and services, including property and casualty insurance, employee benefits, retirement plans, and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the bank's market area.

                                eCommerce Banking

The bank uses an in-house turn-key solution from its core banking system vendor for retail internet banking services. The bank uses a combination of outside service bureau and in-house turn-key solution from its core banking system vendor to provide internet-based banking services to commercial customers. Major capabilities include balance inquiry; internal transfers; loan payments; ACH origination; federal tax payments; placement of stop payments; and initiation of request for wire transfers. Commercial customers are being migrated off the service bureau solution to the in-house solution. This migration is expected to be completed during 2003. In addition to the services described above, both in-house solutions also give customers access to images of checks paid as well as previous account statements.

The bank currently uses an outside vendor to design, support and host its website. In addition to providing the access point to various specified banking services, the site provides information on the bank and its services as well as access to various financial management tools. It also includes the following major capabilities: career opportunities; loan and deposit rates; calculators and an ATM/Branch Locator/Map. The underlying structure of the site provides for dynamic maintenance of the information by bank personnel. The bank's internet web address is: www.EnterpriseBankandTrust.com

                                   Competition

The bank faces strong competition to attract deposits and to generate loans. New England's two largest banking organizations are headquartered in neighboring Boston, and numerous other commercial banks, savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in Greater Lowell and in the Leominster/Fitchburg, Massachusetts area. Larger banks have competitive advantages over the bank, including the ability to make larger loans to a single borrower than is possible for the bank. The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, factors, mortgage brokers, insurance companies, securities brokerage firms, money market mutual funds and private lenders. Advances in and the increased use of technology, such as Internet banking and PC banking, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others may increase regulatory requirements. For example, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which was enacted on November 12, 1999, contains sections that remove the legal barriers that formerly served to separate the banking industry from the insurance and securities industries. The GLB Act also includes, however, new restrictions on financial institutions' sharing of customer information and additional consumer privacy requirements. The federal banking agencies have adopted new consumer financial privacy regulations under the GLB Act, and additional consumer privacy requirements remain under consideration at both the federal and state levels. In addition, provisions of the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), which was signed into law on October 26, 2001, in response to the September 11th terrorist attacks on the United States, impose new anti-money laundering requirements, including a requirement that the United States Department of the Treasury issue new customer identification standards.

To the extent that changes in the regulation of financial services may further increase competition, such as the sections of the GLB Act that remove the legal barriers formerly separating the banking, insurance and securities industries, these changes could result in the bank paying increased interest rates to obtain deposits while receiving lower interest rates on its loans. Under such circumstances, the bank's net interest margin would decline. In addition, any increase in the extent of regulation imposed upon the banking or financial services industries generally, such as the sections of the GLB Act that impose new consumer privacy requirements as well as the further federal and state proposals relating to these issues, or the new anti-money laundering provisions of the USA PATRIOT Act, including currently pending U.S. Treasury proposals that would require banks to implement written, risk-based customer identification programs, could result in the bank incurring additional operating and compliance costs, which in turn could impede profitability.

Notwithstanding  the  substantial  competition  with  which  the bank is  faced, management believes that the bank has established a market niche in Greater Lowell and the Leominster/Fitchburg area which has been enhanced in recent years by the acquisition of other independent banks by the region's larger banking organizations, and the resultant consolidation of competitors' banking operations and services within the bank's market area. Additionally, management actively seeks to enhance its market position by pursuing opportunities in new product areas as well as new technologies, in order to maintain a competitive mix of products and services, which can be delivered through multiple distribution channels at competitive prices.

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

                           Supervision and Regulation
General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes and related regulations, which are subject to changes that can significantly affect the way in which financial service organizations conduct business. Both legislation enacted in recent years and regulatory initiatives undertaken by various governmental agencies have substantially increased the level of competition among commercial banks, thrift institutions and non-banking financial service companies, including brokerage firms, investment banks, insurance companies and mutual funds. Most recently, the GLB Act has removed the legal barriers that formerly separated the banking, insurance and securities industries. The GLB Act has also further enhanced the authority of banks and their holding companies to engage in non-banking activities. By electing to become a "financial holding company", a qualified parent company of a banking institution may now engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Moreover, under the GLB Act, banks may form "financial subsidiaries" to engage in any activity that is likewise financial in nature or incidental to a financial activity. In addition, the enactment of the federal Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has affected the banking industry by, among other things, enabling banks and bank holding companies to expand the geographic area in which they may provide banking services.

To the extent that the information in this report under the heading "Supervision and Regulation" describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

See Note 9, "Stockholders'  Equity", to the consolidated financial statements in
Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

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

Regulation of the Bank

As a trust  company  organized  under Chapter 172 of the  Massachusetts  General
Laws, the deposits of which are insured by the FDIC, the bank is subject to regulation, supervision and examination by the Commissioner and the FDIC. The bank is also subject to certain requirements of the Federal Reserve Board.

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

                                Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth. The primary sources of capital have been the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000, and retention of earnings less dividends paid since the bank commenced operations.

See Note 9, "Stockholders'  Equity", to the consolidated financial statements in
Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

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

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum "leverage" ratio of Tier 1 capital to average assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. Under the FDIC requirements, the minimum total capital requirement is 8% of total assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. At the bank level, as at the company level on a consolidated basis, the intangible assets resulting from the Fleet branch acquisition must be deducted from Tier 1 capital in calculating regulatory capital ratios. In addition, the company contributed $10.3 million of proceeds from the sale of trust preferred securities to the bank during 2000. The proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation.

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

At December 31, 2002 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations.

                            Patents, Trademarks, etc.

The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

                                    Employees

At December 31, 2002, the bank employed 220 full-time equivalent employees, including 76 officers. None of the bank's employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

Item 2.  Properties

The company's and the bank's main office is leased and located at 222 Merrimack Street, Lowell, Massachusetts. The building provides 11,601 square feet of interior space, has one walk up Automatic Teller Machine (ATM), and private customer parking along with public parking facilities in close proximity.

The bank leases 31,831 square feet of space at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts. The two buildings are connected and serve as office space for operational support departments and loan officers.

In April 1993, the bank purchased the branch building at 185 Littleton Road, Chelmsford, Massachusetts. The first floor of the building contains 3,552 square and a canopy area of 990 square feet. The facility has one walk up and one drive-up ATM, and two drive-up teller lanes. The facility was purchased at a cost of approximately 25% of what it would have cost to build a similar facility.

In March 1995, the bank purchased a branch building at 674 Boston Post Road, Billerica, Massachusetts. The building previously served as a bank branch and contains 3,700 square feet of above-grade space and is constructed on a cement slab, and has one ATM. The building was purchased for approximately 40% of its replacement value.

The bank leases space at 26 Central Street, Leominster, Massachusetts. The branch office provides 3,960 square feet of interior space, one ATM, and has seven private customer parking spaces. The bank has the option to purchase the premises on the last day of the basic term or at any time during any extended term at the price of $550,000 as adjusted for increases in the producer's price index.

The bank leases space at 910 Andover Street, Tewksbury, Massachusetts. The branch office provides 4,800 square feet of interior space and has ample parking that is shared with other tenants of the building. The facility has one ATM and one drive-up teller lane.

The bank leases space at 1168 Lakeview Avenue, Dracut, Massachusetts. The branch office provides 4,922 square feet of interior space, two drive-up teller lanes, an ATM, and has ample parking that is shared with other tenants of the building.

In January 1999, the bank purchased 237 Littleton Road, Westford, Massachusetts. The existing building was razed and a new branch facility was constructed. The branch opened on November 22, 1999. The branch has 5,200 square feet of finished interior space and 21 parking spaces. The branch offers one ATM and two drive-up teller lanes.

In July, 2000, the bank purchased a former Fleet National Bank branch located at 20 Drum Hill Road, Chelmsford, Massachusetts. The branch has 3,579 square feet of interior space, two drive-ups windows, two ATMs, and ample parking.

In July, 2000, the bank purchased a former Fleet National Bank branch located at 233 Boston Road, N. Billerica, Massachusetts. The branch has 4,288 square feet of interior space, two drive-ups teller lanes, two ATMs, and ample parking.

The bank leases space at 430-434 Gorham Street, Lowell, Massachusetts. The branch office provides 3,120 square feet of interior space, an ATM, and 7 parking spaces. An additional ten parking spaces located across the street are leased from the city.

The bank leases space in a retail plaza, on John Fitch Highway, Fitchburg, Massachusetts. The facility provides 3,262 square feet of interior space and has ample parking that is shared with other tenants of the plaza. The facility is currently undergoing renovations, and is scheduled to open as a new branch office in the spring of 2003.

Management believes that the bank's present facilities are adequate and suitable for its current purposes.

Item 3.  Legal Proceedings

The company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the company.

The Department of Revenue of the Commonwealth of Massachusetts (the "DOR") has asserted that the company owes additional state taxes and interest for prior years in connection with the bank's operation of a real estate investment trust subsidiary. In addition, in 2003 the state legislature has passed, and Governor Romney has signed, a supplemental budget bill, which, among other provisions, makes certain changes to the state's tax laws on a current and retroactive basis to 1999, which, if enforceable, would require the company to pay the additional taxes that the DOR seeks to collect.

The company is currently disputing the DOR's assertion that it owes additional taxes for any prior years. The company has also been advised that the retroactive changes to the state's tax laws contained in the recently passed legislation are subject to constitutional challenge.

See "Massachusetts Department of Revenue Tax Dispute" below and also in Note 15 to the consolidated financial statements contained in Item 8 for further details regarding this dispute and a description of the adverse effect that this new legislation will have on the company's earnings in future periods.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

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

Fiscal Year              Trading         Share Price      Share Price
                         Volume            High              Low
-----------------       ------------- ---------------- -----------------

2002:
      1st Quarter         6,800         $  20.00        $  19.00
      2nd Quarter         2,750            20.00           20.00
      3rd Quarter         5,700            21.00           20.00
      4th Quarter         8,200            22.00           21.00

2001:
      1st Quarter        25,500         $  18.00        $  18.00
      2nd Quarter        10,625            18.00           18.00
      3rd Quarter         4,850            18.50           18.00
      4th Quarter         1,000            19.00           18.50

The number of shares outstanding of the company's common stock and number of shareholders of record as of February 28, 2003, were 3,533,778 and 682 respectively.

Dividends

The company declared and paid annual cash dividends of $0.3300 per share and $0.2875 per share in 2002 and 2001, respectively. Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, the tax effect on individual stockholders, regulatory limitations, the company's operating results and financial condition, anticipated growth of the company and general economic conditions. As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company. Under Massachusetts law, trust companies such as the bank may pay dividends only out of "net profits" and only to the extent that such payments are deemed "judicious" by the board of directors and will not impair the bank's capital stock. FDICIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized. These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

The term "net profits" is not defined under the Massachusetts banking statutes, but it is generally understood that the term includes a bank's undivided profits account (retained earnings) and does not include its surplus account (additional paid-in capital). At December 31, 2002, the bank's undivided profits account (from which dividends may be paid to the company) had a balance of $19.6 million.

Item 6.  Selected Financial Data

                                                                        Year Ended December 31,
                                              -----------------------------------------------------------------------------
($ in thousands, except per share data)           2002            2001            2000            1999           1998
                                              -----------------------------------------------------------------------------
EARNINGS DATA
Net interest income                           $      29,506   $     27,423   $       22,017   $     17,239   $      15,721
Provision for loan losses                             1,325          2,480              603            270           1,030
                                              --------------  -------------  ---------------  -------------  --------------
Net interest income after provision                  28,181         24,943           21,414         16,969          14,691
    for loan losses
Non-interest income                                   5,271          4,564            3,169          2,608           2,441
Net gains on sales of investment securities           1,341            941              129            183            476
Non-interest expense                                 26,092         23,800           19,966         14,188          12,651
                                              --------------  -------------  ---------------  -------------  --------------
Income before income taxes                            8,701          6,648            4,746          5,572           4,957
Income tax expense                                    2,395          1,744            1,142          1,489           1,456
                                              --------------  -------------  ---------------  -------------  --------------
Net income                                    $       6,306   $      4,904   $        3,604   $      4,083   $       3,501
                                              ==============  =============  ===============  =============  ==============
COMMON SHARE DATA 1
Basic earnings per share                      $        1.80   $       1.43   $         1.08   $       1.28   $        1.11
Diluted earnings per share                             1.75           1.39             1.07           1.22            1.06
Book value per share at year end 2                    12.91          11.38            10.17           9.35            8.27
Dividends paid per share                             0.3300         0.2875           0.2500         0.2100          0.1750
Basic weighted average shares outstanding         3,494,818      3,432,255        3,322,364      3,187,292       3,165,134
Diluted weighted average shares outstanding       3,611,712      3,530,965        3,369,025      3,335,338       3,299,432
YEAR END BALANCE SHEET AND OTHER DATA
Total assets                                  $     718,696   $    630,544   $      572,814   $    443,095   $     360,481
Loans                                               414,123        376,327          312,017        261,308         215,342
Allowance for loan losses                             9,371          8,547            6,220          5,446           5,234
Investment securities at fair value                 239,096        197,060          185,184        153,427         114,659
Federal funds sold                                        -          6,500           28,025              -           6,255
Deposits, repurchase agreements and escrow          638,796        571,863          520,882        362,915         329,968
FHLB borrowings                                      16,470            470              470         50,070             470
Trust preferred securities                           10,500         10,500           10,500              -               -
Total stockholders' equity 2                         45,612         39,404           34,670         30,207          26,202
Mortgage loans serviced for others                   16,861         21,646           25,699         24,001          26,491
Investment assets under management                  314,095        311,648          289,284        216,731         195,361

Total assets, investment assets under
 management and mortgage loans serviced
 for others                                       1,049,652        963,838          887,797        683,827         582,333
RATIOS
Net income to average total assets 2                  0.96%          0.81%            0.71%          1.06%           1.03%
Net income to average stockholders' equity 2         14.86%         13.30%           11.07%         14.59%          14.25%
Allowance for loan losses to loans                    2.26%          2.27%            1.99%          2.08%           2.43%
Stockholders' equity to assets 2                      6.39%          6.28%            6.07%          6.78%           7.29%


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

                          Critical Accounting Estimates

The company's significant accounting policies are described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements contained in Item 8. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the company's reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The two more significant areas in which management applies critical assumptions and estimates include the areas described further below.

Allowance for Loan and Lease Losses

Inherent in the lending process is the risk of loss. While the bank endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio. The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers' management teams and the credit management process. The bank regularly monitors the real estate market and the bank's asset quality to determine the adequacy of its allowance for loan losses through ongoing credit reviews by the credit department, an external loan review service, members of senior management, the overdue loan review committee, the executive committee and the board of directors.

The allowance for loan and lease losses is an accounting estimate of credit losses inherent in the loan portfolio. The bank's allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", and SFAS No. 5, "Accounting for Contingencies". The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The bank maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The bank uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral.
Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained, if necessary, based on a subjective process whereby management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, character and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date.

Accounting for Acquisitions and Impairment Review of Goodwill and
Other Intangible Assets

In connection with the bank's acquisition of two Fleet branches, the company recorded as assets on its financial statements both identifiable intangible assets (known as core deposit intangibles) and goodwill, an intangible asset which is equal to the excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed. Core deposit intangible assets are amortized to expense over their estimated useful life and reviewed for impairment regularly. Due to a change in accounting standards since January 1, 2002, the company is no longer required to amortize the amount of goodwill through a charge to expense over the period of its estimated life, and instead, at least annually, must evaluate whether the carrying value of the goodwill has become impaired, in which case the company must reduce its carrying value through a charge to earnings. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. The estimated fair value assessment utilizes various techniques, including earnings multiples and book value multiples that are subject to change based on market conditions.

                               Financial Condition

Total Assets

Total assets increased $88.2 million, or 14.0%, to $718.7 million at December 31, 2002 from $630.5 million at December 31, 2001. The increase is primarily attributable to an increase in loans, net of fees, of $37.8 million, or 10.0%, as well as growth in investment securities of $42.0 million or 21.3%. The growth was primarily funded through deposit growth, including escrow deposits of borrowers, of $110.1 million or 20.9%, offset by a decrease in short-term borrowings, including repurchase agreements and commercial sweep accounts, of $27.2 million or 61.2%.

Loans

Total loans, net of fees, were $414.1 million, or 57.6% of total assets, at December 31, 2002, compared with $376.3 million, or 59.7% of total assets, at December 31, 2001. The increase in loans outstanding was attributable to continued customer-call efforts, marketing and advertising, and increased market penetration. During 2002, commercial real estate loans increased $12.5 million, or 7.9%, other loans secured by real estate (residential and construction loans) and home equity mortgages decreased by $0.4 million, or 0.3%, commercial loans increased by $27.4 million, or 28.9%, and consumer loans decreased $1.6 million or 24.2%.

Asset Quality

The non-performing asset balance was $1.9 million at December 31, 2002 and 2001. Delinquencies in the 30-89 day category increased slightly from $1.1 million at December 31, 2001 to $1.3 million at December 31, 2002. Management continues efforts to work out existing problem assets and thereby limit additions to this category.

The bank uses an asset classification system, which classifies loans depending on risk of loss characteristics. The most severe classifications are "substandard" and "doubtful". At December 31, 2002, the bank classified $4.5 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $1.7 million in non-performing loans. The remaining balance of substandard loans is performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

Allowance for Loan Losses

The ratio of the allowance for loan losses to non-performing loans was 488.84% at December 31, 2002 compared to 455.60% and 575.93% at December 31, 2001 and 2000, respectively. The increase in 2002 resulted from an increase of 10% in the balance of the allowance for loan losses due to the provision of $1.3 million, offset by net charge-offs of $0.5 million. The level of non-performing loans remained relatively flat at $1.9 million during 2002.

The ratio of the allowance for loan losses to loans was 2.26% at December 31, 2002 and 2.27% at December 31, 2001. The slight decrease in this ratio resulted from the net increase in the allowance for loan losses of $0.8 million, offset by the $37.8 million increase in loans. Net loans charged-off to average loans were 0.13%, 0.04%, 0.03%, 0.02%, and 0.04% at December 31, 2002, 2001, 2000,
1999, and 1998, respectively. Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels of outstanding loans and known and inherent risks in the loan portfolio, and will continue to monitor the need to add to the bank's allowance for loan losses.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the bank's allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2002.

See "Critical Accounting Estimates" above, and "Risk Elements" and "Allowance for Loan Losses" in Item I for further information regarding the loan loss allowance.

Investments

As of December 31, 2002, all of the company's investment securities were classified as available for sale and carried at fair market value. Investments (including federal funds sold) totaled $239.1 million, or 33.3% of total assets, at December 31, 2002, compared to $203.6 million, or 32.3% of total assets, at December 31, 2001. As of December 31, 2002, the net unrealized appreciation in the investment portfolio was $6.8 million compared to $5.0 million at December 31, 2001. The net unrealized appreciation/depreciation in the portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the bank's investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The increase in net unrealized appreciation at December 31, 2002 is the result of growth in the portfolio and lower interest rates at year end. The unrealized appreciation will be realized if the securities are sold. The unrealized appreciation on the investment portfolio will also decline as the securities approach maturity.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the bank's investment and asset-liability committee. The bank's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity at the FHLB.

The bank's asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies. Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The bank funds earning assets with deposits, short-term borrowings and stockholders' equity. The bank does not currently have any brokered deposits. The bank has the ability to borrow funds from the FHLB. Management believes that the bank has adequate liquidity to meet its commitments.

The company's primary source of funds is dividends from the bank and long-term borrowings.

Deposits and Borrowings

Deposits, including escrow deposits of borrowers, increased $110.1 million, or 20.9%, to $638.0 million, at December 31, 2002, from $527.9 million, at December 31, 2001. The bank's deposit mix remained favorable during 2002. Lower cost checking and savings deposits increased $109.8 million, or 29.2%, during 2002 while certificates of deposit remained relatively flat, increasing only $0.4 million. The increase in deposits resulted primarily from continued penetration in existing markets due to the bank's business development efforts, competitive cash management and internet banking products, and consumers seeking alternatives to the stock market.

Total borrowings, consisting of securities sold under agreements to repurchase (repurchase agreements) and FHLB borrowings, decreased by $27.2 million from December 31, 2001 to December 31, 2002.

Repurchase agreements decreased $43.2 million or 98.3% during 2002 and include both commercial sweep accounts and term repurchase agreements. The decrease is primarily due to the decrease of $43.0 million in commercial sweep accounts. During the fourth quarter of 2001, the bank began to transition the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated Investors, Inc. ("Federated"). The balances transferred to Federated do not represent obligations of the bank and are included in investment assets under management. This transition from overnight repurchase agreements to Federated mutual funds continued during the first five months of 2002 and was completed in mid-May. Under this arrangement, management believes that commercial customers will benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety. Sweep balances managed by Federated amounted to $52.9 million and $23.2 million, at December 31, 2002 and 2001, respectively.

FHLB borrowings increased $16.0 million, to $16.5 million at December 31, 2002, from $0.5 million at December 31, 2001. The increase was due to a $16.0 million short-term advance, taken at the end of December, to support the bank's liquidity needs.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company's consolidated financial statements. At December 31, 2002 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as "well-capitalized" under applicable Federal Reserve Board and FDIC regulations.

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

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2002, see note 9, "Stockholders' Equity", to the consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans, standby letters of credit and unadvanced loans and lines of credit.

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the company has in the particular classes of financial instruments.

The following table summarizes the contractual obligations and commitments at December 31, 2002.

 (Dollars in thousands)
                                                                      Payments Due By Period
                                  -----------------------------------------------------------------------------------
                                         Total          Less than          1 - 3           4 - 5           After 5
                                                         1 Year            Years           Years            Years
                                    --------------  ----------------   -------------  --------------   --------------
Contractual Cash Obligations:
  Repurchase agreements           $          763    $            763   $           -  $            -   $          -
  FHLB borrowings                         16,470              16,000               -               -             470
  Trust preferred securities              10,500                   -               -               -          10,500
  Operating lease obligations              1,591                 643             794             154               -
                                  ----------------  ----------------   -------------  --------------   --------------
  Total contractual obligations   $       29,324    $         17,406   $         794  $          154   $       10,970
                                  ================  ================   =============  ==============   ==============

                                                                Commitment Expiration - Per Period
                                  -----------------------------------------------------------------------------------
                                      Total          Less than          1 - 3           4 - 5           After 5
                                                      1 Year            Years           Years            Years
                                  ----------------  ----------------   -------------  --------------   --------------
Other Commitments:
   Unadvanced loans               $      137,487    $         83,044   $       9,544  $        5,956   $       38,943
   Standby letters of Credit               6,720               6,582             138               -                -
   Commitments to originate loans         46,283              46,283               -               -                -
   Commitment sell loans                  (8,584)             (8,584)              -               -                -

                                  ----------------  ----------------   -------------- --------------   --------------
     Total commitments            $      181,906    $        127,325   $       9,682  $        5,956   $       38,943
                                  ================  ================   =============  ==============   ==============


For additional  information regarding  Contractual  Obligations and Commitments, see Note 14, "Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk", to the consolidated financial statements contained in Item 8.


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

Rate/Volume Analysis

The table on the following page presents the bank's average balance sheet, net interest income and average rates for the years ended December 31, 2002, 2001 and 2000.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2002 and 2001. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume (change in average portfolio balance multiplied by prior year average rate); (2) changes in interest rates (change in average interest rate multiplied by prior year average balance); and (3) changes in rate and volume (the remaining difference).


                                                                             December 31,
                                   ------------------------------------------------------------------------------------------------
                                                     2002 vs. 2001                                     2001 vs. 2000
                                   --------------------------------------------------  --------------------------------------------
($ in thousands)                                               Rate/                                            Rate/
                                      Volume        Rate       Volume       Total       Volume       Rate      Volume      Total
                                    ----------  ------------------------ ------------  ---------- ---------------------------------

Interest Income
     Loans                          $   4,627    $   (4,291)  $    (704)  $     (368)   $  5,080  $  (2,343)   $   (459)  $   2,278
     Investments and Federal Funds
         sold                            (332)       (1,666)         55       (1,943)      1,881       (629)       (136)      1,116
                                    ----------  ------------ ----------- ------------  ---------- ----------  ---------- ----------
         Total                          4,295        (5,957)       (649)      (2,311)      6,961     (2,972)       (595)      3,394
                                    ----------  ------------ ----------- ------------  ---------- ----------  ---------- ----------

Interest Expense
     Savings/PIC/MM                     1,488        (1,366)       (440)        (318)      1,805       (869)       (416)        520
     Time deposits                        446        (2,331)       (146)      (2,031)       (598)      (505)         29      (1,074)
     Borrowed funds                    (1,758)       (1,119)        832       (2,045)        101     (1,517)        (42)     (1,458)
                                    ----------  ------------ ----------- ------------  ---------- ----------  ---------- ----------
         Total                            176        (4,816)        246       (4,394)      1,308     (2,891)       (429)     (2,012)
                                    -----------  ------------ ----------- ------------  ---------- ----------  ---------- ---------
Change in net interest income       $   4,119    $   (1,141)  $    (895)  $    2,083    $  5,653  $     (81)   $   (166)  $   5,406
                                    ==========  ============ =========== ============  ========== ==========  ========== ==========

                                                      Average Balances, Interest and Average Interest Rates
                                                      -----------------------------------------------------
                                                     Year ended December 31, 2002               Year ended December 31, 2001
                                               -----------------------------------------  -----------------------------------------
($ in thousands)                                                             Average                                    Average
                                                 Average                     Interest        Average                    Interest
                                                 Balance      Interest       Rate(4)         Balance     Interest       Rate(4)
                                               -----------------------------------------  -----------------------------------------

Assets:

     Loans (1)(2)                               $395,356     $ 28,408         7.19%          $340,593    $ 28,776        8.45%
     Investment securities and
         federal funds sold (4)(5)               213,854       10,821         5.46%           219,198      12,764        6.22%
                                                 -------       ------                       ---------    --------
          Total interest earnings assets         609,210       39,229         6.58%           559,791      41,540        7.58%
     Other assets (3)(5)                          48,267       ------                          45,025    --------
                                                 -------                                    ---------
         Total assets (5)                       $657,477                                     $604,816
                                                ========                                     ========

Liabilities and stockholders' equity:

     Savings, PIC and money market              $314,676     $  4,101         1.30%          $235,545    $  4,419        1.88%
     Time deposits                               155,500        5,298         3.41%           146,577       7,329        5.00%
     Short-term borrowings                        17,127          324         1.89%            66,233       2,369        3.58%
                                                --------     --------                        --------    --------
         Total interest-bearing
              deposits and borrowings            487,303        9,723         2.00%           448,355      14,117        3.15%

Net interest rate spread (4)

     Non-interest bearing deposits               112,362                                     104,233
                                                 -------     --------                        -------     --------
         Total deposits and borrowings           599,665        9,723         1.62%          552,588       14,117        2.55%

     Other liabilities                             4,886                                       4,846
                                                 -------     --------                        -------
         Total liabilities                       604,551                                     557,434

Trust preferred securities                        10,500                                      10,500

Stockholders' equity (5)                          42,426                                      36,882
                                                  ------                                      ------

         Total liabilities, trust
              Preferred securities and
              Stockholders' equity (5)          $657,477                                    $604,816
                                                ========                                    ========

Net interest Income                                         $ 29,506                                     $ 27,423
                                                            ========                                     ========

Net interest margin (4)                                                       4.98%                                      5.05%

                                       Average Balances, Interest and Average Interest Rates
                                       -----------------------------------------------------
                                                   Year ended December 31, 2000
                                              -----------------------------------------
                                                                            Average
                                                 Average                    Interest
                                                 Balance     Interest       Rate(4)
                                              -----------------------------------------

Assets:

     Loans (1)(2)                               $ 285,792    $26,498          9.27%
     Investment securities and
         federal funds sold (4)(5)                190,488     11,648          6.55%
                                                ---------    -------
          Total interest earnings assets          476,280     38,146          8.18%
     Other assets (3)(5)                           34,317    -------
                                                ---------
         Total assets (5)                       $ 510,597


Liabilities and stockholders' equity:

     Savings, PIC and money market              $  160,943   $  3,899         2.42%
     Time deposits                                 157,818      8,403         5.32%
     Short-term borrowings                          64,534      3,827         5.93%
                                                ----------   ---------
         Total interest-bearing                    383,295     16,129         4.21%
              deposits and borrowings

Net interest rate spread (4)                                                  3.97%

     Non-interest bearing deposits                 83,194
                                                ---------    ---------
         Total deposits and borrowings            466,489      16,129         3.46%

     Other liabilities                             3,585
                                                --------
         Total liabilities                       470,074

Trust preferred securities                         7,975

Stockholders' equity (5)                          32,548
                                                --------

         Total liabilities, trust
              Preferred securities and
              Stockholders' equity (5)          $510,597
                                                ========

Net interest Income                                          $ 22,017
                                                             ========

Net interest margin (4)                                                       4.80%



(1)  Average loans include non-accrual loans.

(2)  Average loans are net of average deferred loan fees.

(3) Other assets include cash and due from banks, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

(4) Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis. The tax equivalent effect was $858, $866, and $826 for the years ended December 31, 2002, 2001 and 2000, respectively.

(5)  Excludes the effect of SFAS No. 115

              COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Income

The company had net income in 2002 of $6.3 million, or $1.80 per share and $1.75 per share on a basic and diluted basis, respectively, compared with net income in 2001 of $4.9 million, or $1.43 per share and $1.39 per share on a basic and diluted basis, respectively. The increase in net income of $1.4 million, or 28.6%, was the result of increases of $2.1 million in net interest income and $1.1 million in non-interest income, as well as a reduction in the provision for loan losses of $1.2 million, offset by increases in non-interest expense of $2.3 million and tax expense of $0.7 million. The current year net income results reflect the adoption of the Statement of Financial Accounting Standard ("SFAS") No. 147, issued on October 1, 2002, which requires all companies to eliminate the amortization of goodwill expense associated with the acquisition of branch deposits qualifying as a business combination and to make a retroactive adjustment to January 1, 2002. The adjustment positively impacted net income by $0.4 million, net of taxes, for the year ended December 31, 2002. Excluding the SFAS No. 147 adjustment, net income increased by 20% for the year ended December 31, 2002, compared to the same period in 2001.

See item (o), "Other Accounting Rule Changes", in Note 1 to the consolidated financial statements in Item 8 for further information regarding the accounting for branch acquisitions under SFAS 147.

Retroactive changes to Massachusetts tax law, enacted in March 2003, will require the company to record a one-time income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, in the first quarter of 2003 related to the tax years 1999 through 2002. This change in state tax law will result in an increase in the company's effective tax rate from 27.5% in 2002 to approximately 37.0%, excluding the one-time tax expense of $1.9 million, in 2003. Management expects that the change in state tax law will continue to have an adverse impact on the effective tax rate in future periods. Furthermore, this one-time expense and increase in the effective tax rate will reduce the company's net income in 2003 and for ongoing periods thereafter.

See also "Massachusetts Department of Revenue Tax Dispute" below and Note 15 to the consolidated financial statements contained in Item 8 for further details regarding state tax matters that will affect the company's future earnings.

Net Interest Income

The bank's net interest income was $29.5 million for the year ended December 31, 2002, an increase of $2.1 million, or 7.6%, from $27.4 million for the year ended December 31, 2001. This increase was a result of a decrease in total interest expense of $4.4 million, offset by a decrease in total interest income of $2.3 million, primarily resulting from a decrease in interest rates during the year.

Interest income on loans decreased in the year ended December 31, 2002 to $28.4 million from $28.8 million for the year ended December 31, 2001. The decrease resulted from a decrease in the average rate earned on loans of 126 basis points, from 8.45% in 2001 to 7.19% in 2002. The decrease in the average rate earned was primarily attributable to the lower market interest rates. The decrease in the average loan rate was offset by an increase in the average loan balance of $54.8 million, or 16.1%, from $340.6 million in 2001 to $395.4 million in 2002.

Interest income on investments and federal funds sold decreased for the year ended December 31, 2002 to $10.8 million from $12.8 million for the year ended December 31, 2001. The decrease was primarily due to a decrease in the average tax equivalent yield on investment securities and federal funds sold of 76 basis points to 5.46% for the year ended December 31, 2002, from 6.22% for the year ended December 31, 2001, due to the low rate environment which began in 2001 and continued through 2002. The average investment securities and federal funds sold balance decreased $5.3 million, from $219.2 million in 2001 to 213.9 million in 2002.

Interest expense on savings, personal interest checking and money market accounts was $4.1 million and $4.4 million for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease resulted primarily from a decrease of 58 basis points in the average interest rate paid on deposits from 1.88% in 2001 to 1.30% in 2002. The decrease in the average rate paid was offset by an increase in the average balance of $79.1 million, or 33.6%, from $235.5 million for the year ended December 31, 2001, to 314.6 million for the year ended December 31, 2002. The decrease in rate is attributable to lower market interest rates.

Interest expense on time deposits decreased $2.0 million to $5.3 million for the year ended December 31, 2002 compared to $7.3 million for the year ended December 31, 2001. The decrease was due to a decrease of 159 basis points in the average rate paid from 5.00% in 2001 to 3.41% in 2002. The lower rate was offset by an increase in the average balance of time deposits of $8.9 million, or 6.1%, from $146.6 million in 2001 to $155.5 million in 2002. The decrease in the average interest rate paid on time deposits reflects a substantial decrease in market rates over the same period.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank, decreased by $2.0 million, to $0.3 million in 2002 from $2.3 million in 2001. The decrease resulted from the $49.1 million reduction in the average balance, from $66.2 in 2001 to $17.1 million in 2002, as well as the decrease in the average rate paid of 169 basis points to 1.89% in 2002, compared to 3.58% in 2001. The decrease in average balance was attributable to the transition of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds, as described above.

The tax equivalent net interest margin decreased from 5.05% to 4.98% for the year ended December 31, 2002. The decrease in margin primarily resulted from the declining rate environment during the year in which a significant concentration of the loan portfolio and investment securities re-priced downward and cash flows from the payment of principal and interest on loans was reinvested at lower market rates. The bank's deposit mix aided in reducing the effect of the lower rate environment. The average balances on lower cost checking and savings deposits increased $79.1 million for the year ended December 31, 2002 while the average balances on certificates of deposit increased $8.9 million during the same period.

Provision for Loan Losses

The provision for loan losses amounted to $1.3 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively. The 2001 provision reflected management's decision in the third quarter of that year to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001. During 2002 economic uncertainty in the local and national economy continued and the bank provided $1.3 million in additional reserves.

Loans, before the allowance for loan losses, increased from $376.3 million, at December 31, 2001 to $414.1 million, at December 31, 2002, an increase of 10.0%. Net loans charged off to average loans increased from 0.04% at December 31, 2001 to 0.13% at December 31, 2002. Despite the growth in the bank's loan portfolio, there has not been a significant change in the bank's underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company's operating results.

The allowance for loan losses to loan ratio decreased from 2.27% at December 31, 2001 to 2.26% at December 31, 2002. The slight decrease in this ratio has resulted from the net increase in the allowance for loan losses of $0.8 million, offset by the $37.8 million increase in loans.

The provision reflects real estate values and economic conditions in New England, and in Greater Lowell in particular, the level of non-accrual loans, the level of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $707,000, or 15.5%, to $5,271,000 for the year ended December 31, 2002, compared to $4,564,000 for the year ended December 31, 2001. The increase was primarily attributable to increases in deposit service fees, gains on sales of loans, and investment management and trust service fees.

Investment management and trust service fees increased by $158,000, or 8.6%, due primarily to one-time fees of $76,000 booked in 2002 for estate settlements and an increase in trust fees assessed. Included in investment management and trust service fees is commission income in the amount of $244,000 for the year ended December 31, 2002 and $255,000 for the year ended December 31, 2001, from brokerage services provided through a third party service arrangement. Average trust and brokerage assets under management decreased by $17.4 million, or 6.0%, and amounted to $274.0 million for the year ended December 31, 2002 compared to $291.4 million for the year ended December 31, 2001. Each of these components is affected by fluctuations in the financial markets. The decrease in average balances during the year consists of asset growth, more than offset by declining investment market values, which resulted primarily from declining stock market values.

Deposit service fees increased by $311,000, or 20.1%, from $1,548,000 in 2001, to $1,859,000 in 2002. The increase was due to growth of $109.8 million, or 29.2%, during the year in the balance of saving, checking and money market accounts. The increase in fees was also partially due to the declining interest rate environment, which caused a reduction in the earnings credit posted to business checking accounts, which in turn offset the service charges assessed by the bank.

Gains on sales of loans increased by $176,000 from 2001 to 2002 due to increased fixed rate residential mortgage production resulting from a declining interest rate environment.

Other income increased by $62,000 from 2001 to 2002. The increase was primarily attributable to higher insurance commissions, increased ATM/Debit card fee income, and increased processing income earned on the Federated sweep product, offset by lower earnings credit on account balances related to the sales of third party bank checks, due to the decline in market rates.


Non-Interest Expense

Salaries and benefits expense totaled $14,339,000 for the year ended December 31, 2002, compared with $13,225,000 for the same period in 2001, an increase of $1,114,000, or 8.4%. The increase resulted primarily from additional staff hired in 2002 and 2001 to support growth and strategic initiatives implemented.

Occupancy expense was $4,908,000 for the year ended December 31, 2002, compared with $4,043,000 for the same period in 2001, an increase of $865,000 or 21.4%. The increase was primarily due to a full year of depreciation on office renovations for operational support departments completed in 2001, ongoing enhancements to the company's computer systems in 2002, start-up costs associated with the bank's newest branch office, which opened in April 2002, and increases in real estate taxes, bank insurance and common area maintenance fees for the bank's leased office space.

Audit, legal and other professional expenses increased by $486,000, or 84.2%, in 2002. The increase was primarily due to onetime consulting expenses related to bankwide technology investments undertaken during the year, as well as increased compliance and internal audit related expenses associated with the bank's growth in 2002. The 2002 expenses also reflect estimated legal and audit related expenses related to the company's pending dispute with the DOR, as described further in Item 3 and in Note 15, "Massachusetts Department of Revenue Tax Dispute", to the consolidated financial statements contained in Item 8.

Advertising and public relations expenses increased $253,000, or 66.9%, to $631,000 for the year ended December 31, 2002 from $378,000 for the same period in 2001. The increase was due to expenditures, in the early part of this year, related to the opening of the bank's newest branch office in April, increases in advertising expenditures for the commercial lending division and advertising and public relations initiatives undertaken on behalf of the trust division.

Office and data processing supplies expense increased by $82,000, or 17.3%, to $557,000 for the year ended December 31, 2002, compared to $475,000 for the same period in 2001. The increase was primarily due to increased data processing costs associated with the technology initiatives undertaken during the year.

Trust professional and custodial expenses increased by $105,000, or 16.3%, due primarily to an increase in custodial and advisory fees paid to third parties.

Amortization of core deposit intangible assets was $133,000 for each of the years ended December 31, 2002 and 2001. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank in 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Goodwill amortization expense was $0 for the year ended December 31, 2002, compared to $659,000 for the same period in 2001. The current period reflects the restatement of amortization expense in accordance with SFAS 147, as discussed in paragraph (0), "Other Accounting Rule Changes", included in Note 1 to the consolidated financial statements contained in Item 8.

Trust preferred expense was $1,158,000 for each of the years ended December 31, 2002 and 2001. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued on March 23, 2000.

Other operating expense increased to $2,554,000 for the year ended December 31, 2002 compared to $2,508,000 for the same period in 2001. The increase of $46,000, or 1.8%, for the 2002 period consisted of increased expenses for correspondent bank service charges, training expenses and expenses related to loan workouts, offset by reductions in telephone and ATM supplies and security expenses due to the timing differences of the expenditures.


Income Tax Expense

The company's effective tax rate for the year ended December 31, 2002 was 27.5% compared to 26.2% for the year ended December 31, 2001. The increase in rate was primarily due to higher pretax income, which lessened the impact of tax exempt municipal securities. As a result of changes in Massachusetts tax law, the company expects to incur an increase in income tax expense and a higher effective tax rate in future periods. The effective tax rate will approximate 37.0% in 2003, excluding the one-time tax expense of $1.9 million due to the retroactive change in the state tax law. See "Massachusetts Department of Revenue Tax Dispute" below and in Note 15 to the consolidated financial statements contained in Item 8 for further details regarding state tax matters.

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

Interest expense on savings, PIC and money market accounts was $4.4 million and $3.9 million for the years ended December 31, 2001 and December 31, 2000, respectively. The increase resulted from an increase in the average balance from $160.9 million at December 31, 2000 to $235.5 million at December 31, 2001. The increased interest expense in 2001 was offset by a lower average interest rate paid on deposits of 1.88% in 2001 compared to 2.42% in 2000. The decrease in rate is attributable to lower market interest rates.

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

The net interest rate spread and net interest margin both increased to 4.43% and 5.05%, respectively, for the year ended December 31, 2001, from 3.97% and 4.80%, respectively, for the year ended December 31, 2000, both on a tax equivalent basis. The increase in spread and margin primarily resulted from a declining rate environment, during which the company's margin increased in the short term due to interest sensitive liabilities re-pricing more quickly than interest earning assets. Over the long term, however, the company's net margin would be expected to decrease in a declining rate environment due to a significant concentration of the loan portfolio re-pricing downward to rate levels based upon the then current prime rate. The increase in net interest rate spread was also a result of an improved deposit mix during 2001. The average balances on lower cost checking and savings deposits increased $74.6 million for the year ended December 31, 2001 while the average balances on certificates of deposit decreased $11.2 million.

Provision for Loan Losses

The provision for loan losses amounted to $2,480,000 and $603,000 for the years ended December 31, 2001 and 2000, respectively. Loans, before the allowance for loan losses, increased from $312.0 million at December 31, 2000 to $376.3 million at December 31, 2001, an increase of 20.6%. Despite the growth in the bank's loan portfolio, there was not a significant change in the bank's underwriting practices or significant increases in loan charge-offs. Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio.

The allowance for loan losses to loan ratio increased from 1.99% at December 31, 2000 to 2.27% at December 31, 2001. The increase in this ratio was attributable to an increase in provision for loan losses of $1.9 million from the previous year. Management felt it was prudent to increase the allowance for loan losses in light of the economic uncertainty during the 2001 period.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $1,395,000 to $4,564,000 for the year ended December 31, 2001, compared to $3,169,000 for the year ended December 31, 2000. The increase was primarily attributable to increases in deposit service fees, investment management and trust service fees, and gains on sales of loans.

Investment management and trust service fees increased by $311,000, or 20.4%, due primarily to an increase in investment assets under management. Included in investment management and trust service fees was commission income in the amount of $255,000 for the year ended December 31, 2001 and $90,000 for the year ended December 31, 2000, from brokerage services provided through a third party service arrangement. Investment assets under management amounted to $311.6 million at December 31, 2001 compared to $289.3 million at December 31, 2000.

Deposit service fees increased from $938,000 in 2000 to $1,548,000 in 2001. The increase was due to deposit growth and the declining interest rate environment, which required higher compensating demand deposit account balances to offset charges.

Gains on sales of loans increased by $276,000 from 2000 to 2001 due to increased residential mortgage production resulting from a declining interest rate environment.

Other income increased by $198,000 from 2000 to 2001. The increase was primarily from higher fee income compared to the year ended December 31, 2000 for debit cards, ATM's, safe deposit boxes, and wire transfer fees.

Gains (Losses) on Sales of Securities

Net gains from the sales of investment securities totaled $941,000 in 2001 compared to net gains of $129,000 in 2000. The net gain resulted from sales of securities based on management's decision to take advantage of certain investment opportunities and asset-liability repositioning.

Non-Interest Expense

Salaries and benefits expense totaled $13,225,000 for the year ended December 31, 2001, compared with $10,847,000 for the same period in 2000, an increase of $2,378,000 or 21.9%. The increase resulted primarily from additional staff hired in 2001 and 2000 to support growth and strategic initiatives implemented.

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

Advertising and public relations expenses decreased to $378,000 for the year ended December 31, 2001 from $644,000 for the same period in 2000 primarily due the marketing efforts associated with the Fleet branch acquisition completed in 2000.

Office and data processing supplies expense decreased to $475,000 for the year ended December 31, 2001 compared to $705,000 for the same period in 2000 primarily due to one-time costs associated with the Fleet branch acquisition completed in 2000.

Trust professional and custodial expenses increased by $140,000, or 27.8%, due to an increase in investment assets under management, additional services being provided by the financial services department, and increased professional fees as a percentage of assets.

Amortization of core deposit intangible assets was $133,000 for each of the years ended December 31, 2001 and 2000. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches from Fleet National Bank on July 21, 2000. These intangible assets are being amortized on a straight-line basis over ten years.

Goodwill amortization expense associated with the Fleet branch acquisition increased to $659,000 for the year ended December 31, 2001, compared to $295,000 for the same period in 2000, due to the full year in effect in 2001, versus five months in 2000.

Trust preferred expense, relating to the issuance of trust preferred securities in March 2000, increased to $1,158,000 for the year ended December 31, 2001 compared to $895,000 for the same period in 2000, due to the full year effect in 2001.

Other operating expense increased to $2,508,000 for the year ended December 31, 2001 compared to $2,168,000 for the same period in 2000 primarily due to the bank's growth and the numerous strategic initiatives implemented during the 2001 period. The primary increases were for ATM's, contributions, and courier service, offset by decreases in office supplies and training expenses that were one-time costs in 2000 associated with the branch acquisitions.

Income Tax Expense

The company's effective tax rate for the year ended December 31, 2001 was 26.2% compared to 24.1% for the year ended December 31, 2000. The increase in rate was primarily due to higher pretax income, which lessened the impact of tax exempt municipal securities.

                             Accounting Rule Changes

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires that all business combinations initiated after September 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations" and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle before the end of the year of adoption.

The company adopted the new standard on January 1, 2002. During 2001, the company reported that the adoption of SFAS No. 142 was expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010. However, subsequent to the company's disclosure but prior to formal adoption on January 1, 2002, the FASB clarified that goodwill as defined in SFAS No. 142 did not include the excess of amounts paid over net liabilities assumed in a bank or thrift branch acquisition and such amounts should continue to be accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Consequently, goodwill continued to be amortized over a ten-year life and adoption of SFAS No. 142 was expected to have no impact on the consolidated financial statements of the company.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions". SFAS 147 states that the excess of amounts paid over the fair value of the assets acquired and liabilities assumed in a bank or thrift branch acquisition that meets the definition of a business combination does represent goodwill, and should be accounted for under SFAS 142, and not under SFAS No. 72. Upon adoption of SFAS 147, the excess paid over the fair value of the assets acquired and net liabilities assumed in a business combination is required to be reclassified to goodwill, and any amortization expense recognized in 2002 must be reversed. The FASB permitted adoption of SFAS 147 as of September 30, 2002, and the company has adopted this new standard as of that date. The consolidated financial statements contained herein reflect these reclassifications retroactive to January 1, 2002.

Adoption of SFAS No. 147 is expected to increase the company's annual net income by approximately $435,000, net of taxes. However, an annual impairment test is required, with any resulting decline in the value of the goodwill associated with the prior branch acquisition being charged as an expense on the income statement and a reduction of such goodwill on the balance sheet.

Financial institutions that adopt SFAS No. 147 are required to restate previously issued financial statements as if the standard were in place for the institution upon adoption of SFAS No. 142 on January 1, 2002.

See Note 1 to the consolidated financial statements contained in Item 8 for further information regarding adoption of SFAS No. 147.

In December 2002, the FASB issued SFAS No 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule created in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.

See paragraph (j), "Stock Options", included in Note 1 to the consolidated financial statements contained in Item 8.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation requires the recording at fair value of the issuance of guarantees, which would include the issuance of standby letters of credit. The disclosure provisions of this Interpretation have been implemented as of December 31, 2002 and the initial recognition and measurement provisions will be implemented beginning January 1, 2003. Adoption of the Interpretation is not expected to materially affect the company's financial condition, results of operations, earnings per share or cash flows.

See "Commitments, contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk", in Note 14 to the consolidated financial statements contained in Item 8.

In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The company will adopt SFAS 145 in 2003. Adoption of the standard is not expected to materially affect the company's financial condition, results of operations, earnings per share or cash flows.

                 Massachusetts Department of Revenue Tax Dispute

Enterprise Realty Trust, Inc. ("ERT") is a real estate investment trust, which is 99.9% owned by the bank. Since the organization of ERT as a subsidiary of the bank, the company has paid state income taxes to the Commonwealth of Massachusetts based upon the position that the bank is authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts state tax purposes and that ERT, as a qualified real estate investment trust, owes no state taxes on the amounts paid as dividends to the bank. The DOR has asserted that the company owes additional state taxes and interest totaling an aggregate amount of $2.3 million for the tax years ended December 31, 1999, 2000 and 2001 in connection with the bank's operation of ERT. The DOR has taken the position that either the income received by the bank in the form of dividends from ERT is fully taxable under applicable Massachusetts tax law or ERT itself should be subject directly to tax on such amounts. If the position that has been taken by the DOR is also applied to the tax year ended December 31, 2002, then the company would be required to pay additional Massachusetts income tax for such period totaling approximately $1.2 million. To the company's knowledge, it is one of approximately forty banking organizations located in Massachusetts that is involved in a tax dispute of this type with the DOR.

In addition, in 2003 the state legislature has passed, and Governor Romney has signed, a supplemental budget bill, which, among other provisions, makes certain changes to the state's tax laws on a current and retroactive basis back to 1999, which, if enforceable, would require the company to pay the additional taxes that the DOR seeks to collect for its tax years 1999 through 2002.

The company is currently disputing the DOR's assertion that it owes additional taxes for any prior years. The company has also been advised that the retroactive changes to the state's tax laws contained in the recently passed legislation are subject to constitutional challenge.

The company believes that it has complied fully with the applicable Massachusetts tax laws in deducting 95% of the dividends received by the bank from ERT in calculating its taxable income for Massachusetts tax purposes. The company also believes that ERT is a properly qualified real estate investment trust and, as such, owes no taxes to the Commonwealth of Massachusetts on any amounts that it has paid as dividends to the bank in prior years. Moreover, the company has been advised that the constitutionality of the retroactive changes to the state's tax laws contained in the recently passed legislation is questionable.

Nonetheless, as a result of the enactment of this new legislation, in the first quarter of 2003 the company will be required to record a one-time income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002.

The $1.9 million income tax expense consists of $3.5 million of state income tax liability, net of $1.2 million in federal income tax benefit and $0.4 million in deferred tax asset. The $3.5 million in state income tax liability consists of the following:

     (i) payment to the Commonwealth of Massachusetts of $1.2 million as estimated state taxes due for the tax year ended December 31, 2002, which amount would be refunded if the company prevails in its current dispute with the DOR and if the retroactive feature of the new legislation, as it applies to 2002, is held to be unconstitutional; and

     (ii) a liability for state income taxes to be paid of $2.3 million for the tax years ended December 31, 2001, 2000 and 1999, which will become payable to the Commonwealth of Massachusetts if the DOR prevails in its current dispute with the company or if the retroactive feature of the new legislation withstands constitutional challenge.

In addition, beginning in 2003 and for the periods thereafter, the company will record state income tax liability on ERT's taxable income.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
            Interest Margin Sensitivity Analysis

The bank's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment and asset-liability committee ("the committee") is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The committee is comprised of certain members of the Board of Directors of the company and certain senior managers of the bank. The primary objectives of the bank's asset-liability policy is to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis. The asset-liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates. The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset-liability management program. The bank's simulation model analyzes various interest rate scenarios. Varying the future interest rate environment affects prepayment speeds, reinvestment rates, maturities of investments due to call provisions, changes in interest rates on various assets and liability accounts based on different indices, and other factors, which vary under the different scenarios. The committee periodically reviews guidelines or restrictions contained in the asset-liability policy and adjusts them accordingly. The bank's current asset-liability policy is designed to limit the impact on the cumulative net interest income to 10% in the 24-month period following the date of the analysis, in a rising and falling rate analysis of 100 and 200 basis points, spread evenly over the applicable time frame.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2002, simulated under three rate scenarios:
(i) a 200 basis point upward shift in the prime rate, (ii) no change in the prime rate, and (iii) a 100 basis point downward shift in the prime rate. Rates on the bank's interest sensitive asset and liabilities (i.e., deposit, loan, and investment rates) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.


                                                   December 31,2002
                                  ----------------------------------------------
($ in thousands)                    Rates Rise        Rates        Rates Fall
                                      200 BP        Unchanged        100 BP
                                  --------------  --------------   -------------

Interest Earning Assets:
  Loans                           $   55,297      $  48,595        $ 45,288
  Mortgage backed securities          17,732         17,985          16,734
  Other investments                    7,580          6,592           6,592
                                  --------------  --------------   -------------
    Total interest income             80,609         73,172          68,614
                                  --------------  --------------   -------------

Interest Earning Liabilities:
  Time deposits                        9,543          7,297           6,318
  PIC, money market, savings          11,202          7,001           4,623
  FHLB borrowings and repurchase
    agreements                         1,017            505             249
                                  --------------  --------------   -------------
    Total interest expense            21,762         14,803          11,190
                                  --------------  --------------   -------------
    Net interest income           $   58,847      $  58,369   $    $ 57,424
                                  ==============  ==============   =============


As of December 31, 2002, the above analysis indicates that the sensitivity of the net interest margin was in compliance with the bank's current asset-liability policy. Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The results and conclusions reached from the December 31, 2002 simulation are not significantly different from the December 31, 2001 simulation set forth below, which used a 200 basis point rate shock methodology.

                                                   December 31,2001
                             ---------------------------------------------
($ in thousands)               Rates Rise        Rates     Rates Fall
                                 200 BP        Unchanged     200 BP
                             ------------   ------------  -----------

Interest Earning Assets      $     88,615   $     80,231  $    71,951
Interest Earning Liabilities       24,982         18,490       11,997
                             -------------  ------------  -----------
Net interest income          $     63,633   $     61,741  $    59,954
                             ============   ============   ==========


Maturity and composition information of the bank's loan portfolio, investment portfolio, certificates of deposit, and other borrowings are contained in Part I, Item 1, under the captions "Lending", "Investment Activities" and "Source of Funds" and in Part II, Item 8, in Notes 2,3,6 and 7 to the company's consolidated financial statements. Management uses this information in the simulation model along with other information about the bank's assets and liabilities. Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the company as rates change. One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

Management also periodically assesses sensitivity of the change in the net value of assets and liabilities (Market Value of Equity, "MVE") under different scenarios. As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases. Management monitors the MVE on at least an annual basis. Although management does consider the effect on the MVE when making asset-liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.


Item 8.  Financial Statements and Supplementary Data
           Index to Consolidated Financial Statements
                                                                           Page

     Independent Auditors' Report                                           39

     Consolidated Balance Sheets as of December 31, 2002 and 2001           40

     Consolidated Statements of Income for the years ended                  41
       December 31, 2002, 2001 and 2000

     Consolidated Statements of Changes in Stockholders' Equity             42
       for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended              43
       December 31, 2002, 2001 and 2000

     Notes to the Consolidated Financial Statements                         45

                          Independent Auditors' Report


The Board of Directors
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the "company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders'
equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 147, "Acquisition of Certain Financial Institutions."



                                             /s/ KPMG LLP
                                             -----------------------------------

March 6, 2003
Boston, MA

March 6, 2003
Boston, Massachusetts


                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

($ in thousands)                                                   2002             2001
                                                             --------------     -----------
Assets

Cash and equivalents:
     Cash and due from banks (Note 14)                       $       45,778     $    31,361
     Daily federal funds sold                                             -           6,500
                                                             --------------     -----------
                  Total cash and cash equivalents                    45,778          37,861
                                                             --------------     -----------

Investment securities at fair value (Notes 2 and 7)                 239,096         197,060
Loans, less allowance for loan losses of $9,371
     in 2002 and $8,547 in 2001 (Notes 3 and 7)                     404,752         367,780
Premises and equipment (Note 4)                                      13,144          12,136
Accrued interest receivable (Note 5)                                  3,406           3,586
Deferred income taxes, net (Note 12)                                  1,978           2,034
Prepaid expenses and other assets                                     3,786           2,990
Income taxes receivable                                                  93             301
Core deposit intangible, net of amortization                          1,007           1,140
Goodwill, net of amortization                                         5,656           5,656
                                                             --------------     -----------

                  Total assets                               $      718,696     $   630,544
                                                             ==============     ===========

Liabilities, Trust Preferred Securities and
     Stockholders' Equity

Deposits (Note 6)                                            $      636,777     $   526,953
Short-term borrowings (Notes 2 and 7)                                17,233          44,449
Escrow deposits of borrowers (Note 6)                                 1,256             931
Accrued expenses and other liabilities                                2,364           4,185
Accrued interest payable                                                486             805
                                                             --------------     -----------

                  Total liabilities                                 658,116         577,323
                                                             --------------     -----------

Commitments and contingencies (Notes 4, 7, 13 and 14)

Trust preferred securities (Note 8)                          $       10,500     $    10,500

Stockholders' equity (Notes 1, 9 and 10):
     Preferred stock, $0.01 par value per share;
         1,000,000 shares authorized; no shares issued
                                                                          -               -
     Common stock $0.01 par value per share; 10,000,000
         shares authorized; 3,532,128 and 3,461,999 shares
         issued and outstanding at December 31, 2002 and
         2001, respectively

                                                                         35              35
Additional paid-in capital                                           19,704          18,654
Retained earnings                                                    25,873          20,715
Accumulated other comprehensive income                                4,468           3,317
                                                             --------------     -----------
          Total stockholders' equity                                 50,080          42,721
                                                             --------------     -----------
          Total liabilities, trust preferred securities
             and stockholders' equity                        $      718,696     $   630,544
                                                             ==============     ===========


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.
                        Consolidated Statements of Income
                  Years Ended December 31, 2002, 2001 and 2000


($ in thousands, except per share data)              2002          2001         2000
                                                  ----------   ----------   ----------
Interest and divided income:
   Loans                                          $   28,408   $   28,776   $   26,498
   Investment securities                              10,588       11,927       11,307
   Federal funds sold                                    233          837          341
                                                  ----------   ----------   ----------
     Total interest income                            39,229       41,540       38,146
                                                  ----------   ----------   ----------

Interest expense:
   Deposits                                            9,399       11,748       12,302
   Borrowed funds                                        324        2,369        3,827
                                                  ----------   ----------   ----------
     Total interest expense                            9,723       14,117       16,129
                                                  ----------   ----------   ----------
     Net interest income                              29,506       27,423       22,017

Provision for loan losses (Note 3)                     1,325        2,480          603
                                                  ----------   ----------   ----------
     Net interest income after provision for
     loan losses
                                                      28,181       24,943       21,414
                                                  ----------   ----------   ----------
Non-interest income:
   Investment management and trust service fees        1,992        1,834        1,523
   Deposit service fees                                1,859        1,548          938
   Net gains on sales of investment
     securities (Note 2)
                                                       1,341          941          129
   Gains on sales of loans                               547          371           95
   Other income                                          873          811          613
                                                  ----------   ----------   ----------
     Total non-interest income                         6,612        5,505        3,298
                                                  ----------   ----------   ----------

Non-interest expense:
   Salaries and employee benefits (Note 11)           14,339       13,225       10,847
   Occupancy expenses (Note 4 and 13)                  4,908        4,043        3,217
   Audit, legal and other professional fees            1,063          577          635
   Advertising and public relations                      631          378          644
   Office and data processing supplies                   557          475          705
   Trust professional and custodial expenses             749          644          504
   Core deposit intangible amortization expense          133          133           56
   Goodwill amortization expense                        --            659          295
   Trust preferred expense                             1,158        1,158          895
   Other operating expenses                            2,554        2,508        2,168
                                                  ----------   ----------   ----------

     Total non-interest expense                       26,092       23,800       19,966
                                                  ----------   ----------   ----------

Income before income taxes                             8,701        6,648        4,746
Income tax expense (Note 12)                           2,395        1,744        1,142
                                                  ----------   ----------   ----------

     Net income                                   $    6,306   $    4,904   $    3,604
                                                  ==========   ==========   ==========

Basic earnings per share                          $     1.80   $     1.43   $     1.08
                                                  ==========   ==========   ==========
Diluted earnings per share                        $     1.75   $     1.39   $     1.07
                                                  ==========   ==========   ==========
Basic weighted average common shares
   outstanding                                     3,494,818    3,432,255    3,322,364
                                                  ==========   ==========   ==========
Diluted weighted average common shares
   outstanding                                     3,611,712    3,530,965    3,369,025
                                                  ==========   ==========   ==========

See accompanying notes to consolidated financial statements.


                                                                   ENTERPRISE BANCORP, INC.
                                                  Consolidated Statements of Changes in Stockholders' Equity
                                                         Years Ended December 31, 2002, 2001 and 2000


($ in thousands)                                    Common Stock         Additional              Comprehensive Income     Total
                                             ---------------------------  Paid-in    Retained -----------------------  Stockholders'
                                                Shares         Amount     Capital    Earnings  Period    Accumulated     Equity
                                             -------------    ---------- ---------  --------- --------- -----------    -------------
Balance at December 31, 1999                    3,229,893           32    $16,149   $ 14,026             $(2,744)        $27,463
                                                =========     ========    =======   ========             =======         =======
Comprehensive income
   Net Income                                                                          3,604    3,604                      3,604
   Unrealized depreciation on securities,
   net of reclassification                                                                      4,229      4,229           4,229
                                                                                              -------
Total comprehensive income                                                                     $7,833
                                                                                              =======
   Tax benefit on non-qualified
   stock option exercised                                            -        377                                            377
   Common stock dividend declared
   ($0.2500 per share)                                                                  (837)                               (837)
   Common stock issued                             55,804            1        585                                            586
   Stock options exercised (Note 10)              122,970            1        732                                            733
                                                ---------   ----------    -------   --------             -------         -------
Balance at December 31, 2000                    3,408,667   $       34    $17,843   $ 16,793             $ 1,485         $36,155
                                                =========   ==========    =======   ========             =======         =======

Comprehensive income
   Net Income                                                                          4,904    4,904                      4,904
   Unrealized appreciation on
   securities, net of reclassification                                                          1,832      1,832           1,832
                                                                                              -------
Total comprehensive income                                                                     $6,736
                                                                                              =======
   Common stock dividend declared
      ($0.2875 per share)                                                               (982)                               (982)
   Common stock issued                             48,182            1        763                                            764
   Stock options exercised (Note 10)                5,150            -         48                                             48
                                                ---------   ----------    -------   --------             -------         -------
Balance at December 31, 2001                    3,461,999   $       35    $18,654   $ 20,715             $ 3,317         $42,721
                                                =========   ==========    =======   ========             =======         =======

Comprehensive income

   Net Income                                                                          6,306    6,306                      6,306
   Unrealized appreciation on securities, net
   of reclassification                                                                          1,151      1,151           1,151
                                                                                              -------                    -------
Total comprehensive income                                                                    $7,457
                                                                                              =======
   Tax benefit on non-qualified stock options                        -          4                                              4
    Exercised
   Common stock dividend declared ($0.3300 per
   share)                                                                             (1,148)                             (1,148)
   Common stock issued                             49,779            -        896                                            896
   Stock options exercised (Note 10)               20,350            -        150                                            150
                                                ---------   ----------    -------   --------                    -------  -------
Balance at December 31, 2002                    3,532,128   $       35    $19,704   $ 25,873                    $4,468   $50,080
                                                =========   ==========    =======   ========                    =======  =======

Disclosure of reclassification amount:             2002       2001           2000
                                              ------------- --------      ---------
Gross unrealized appreciation arising during   $    3,085   $    3,717    $ 6,515
      the period
Income taxes                                       (1,049)      (1,264)    (2,201)
                                                ---------   ----------    -------
Net unrealized holding appreciation, net of tax     2,036        2,453      4,314
                                                ---------   ----------    -------
Less: reclassification adjustment on gains            885          621         85
       included in net income (net of
       $456, $320, $44 tax, respectively)
                                                ---------   ----------    -------
Net unrealized appreciation on securities,      $   1,151   $    1,832    $ 4,229
        net of reclassification                 =========   ==========    =======


See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows

                  Years Ended December 31, 2002, 2001 and 2000

($ in thousands)                                                                    2002            2001              2000
                                                                             ---------------- ---------------- ----------------
Cash flows from operating activities:
    Net income                                                                 $       6,306   $        4,904    $       3,604
    Adjustments to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   1,325            2,480              603
           Depreciation and amortization                                               3,212            2,312            1,717
           Amortization of intangible assets                                             133              791              351
           Net gains on sale of investments                                           (1,341)            (941)            (129)
           Gain on sale of loans                                                        (547)            (371)             (95)
           (Increase) decrease in:
              Loans held for sale, net of gain                                        (2,124)              12               (3)
              Accrued interest receivable                                                180              492             (814)
              Prepaid expenses and other assets                                         (796)            (454)          (1,145)
              Deferred income taxes                                                     (537)            (767)            (325)
              Income taxes receivable                                                    208              114             (160)
           Increase (decrease) in:
              Accrued expenses and other liabilities                                  (1,821)             409            1,486
              Accrued interest payable                                                  (319)            (226)             674
                                                                             ---------------- ---------------- ----------------
                  Net cash provided by operating activities                            3,879            8,755            5,764
                                                                             ---------------- ---------------- ----------------
Cash flows from investing activities:
    Proceeds from sales of investment securities                                      42,075           17,589           10,971
    Proceeds from maturities, calls and pay-downs of investment securities            59,071           57,671           14,392
    Purchase of investment securities                                               (140,739)         (83,608)         (50,558)
    Net increase in loans                                                            (35,626)         (64,104)         (50,645)
    Additions to premises and equipment, net                                          (3,578)          (3,358)          (4,946)
    Cash paid for assets in excess of liabilities                                          -                -           (7,688)
                                                                             ---------------- ---------------- ----------------
                  Net cash used in investing activities                              (78,797)         (75,810)         (88,474)
                                                                             ---------------- ---------------- ----------------
Cash flows from financing activities:
    Net increase in deposits                                                         109,824           64,978          128,552
    Net decrease in short-term borrowings                                            (27,216)         (13,822)         (20,496)
    Proceeds from issuance of trust preferred securities                                   -                -           10,500
    Net (decrease) increase in escrow deposits of borrowers                              325             (175)             311
    Cash dividends paid                                                               (1,148)            (982)            (837)
    Proceeds from issuance of common stock                                               896              764              586
    Proceeds from exercise of stock options                                              154               48            1,110
                                                                             ---------------- ---------------- ----------------
                  Net cash provided by financing activities                           82,835           50,811          119,726
                                                                             ---------------- ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                                   7,917          (16,244)          37,016
Cash and cash equivalents at beginning of year                                        37,861           54,105           17,089
                                                                             ---------------- ---------------- ----------------

Cash and cash equivalents at end of year                                       $      45,778   $       37,861    $      54,105
                                                                             ================ ================ ================

See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                   (Continued)

                  Years Ended December 31, 2002, 2001 and 2000


($ in thousands)                        2002            2001            2000
                                   ------------- ---------------- -------------
Supplemental financial data:
    Cash Paid For:
        Interest                       $10,042      $14,343           $16,337
        Income taxes                     2,069        2,462             1,348



See accompanying notes to consolidated financial statements.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2002, 2001 and 2000


(1)  Summary of Significant Accounting Policies


     (a)  Basis of Presentation

     The consolidated financial statements of Enterprise Bancorp, Inc. (the "company") include the accounts of the company and its wholly owned subsidiaries, Enterprise Bank and Trust Company (the "bank")and
          Enterprise (MA) Capital Trust I (the "Trust"). The trust is a statutory business trust created under the laws of Delaware and was organized on March 10, 2000 for the purpose of issuing trust preferred securities.

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

     Enterprise Bank and Trust Company is a Massachusetts  trust company,  which commenced banking operations on January 3, 1989. The bank's main office is located at 222 Merrimack Street in Lowell, Massachusetts. The bank began offering trust services in June of 1992. Branch offices were opened in Chelmsford, Massachusetts in June of 1993, Leominster, Massachusetts in May of 1995, Billerica, Massachusetts in June of 1995, Tewksbury, Massachusetts in October of 1996, Dracut, Massachusetts in November of 1997, Westford, Massachusetts in November of 1999, and Lowell, Massachusetts in April of 2002. The bank also purchased two branches (in Chelmsford and Billerica) in July of 2000. The bank's deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg. The bank offers a range of commercial and consumer services with a goal of satisfying the needs of individuals, professionals and growing businesses.

     The bank's deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the "Commissioner") have regulatory authority over the bank.

     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Actual results, particularly regarding the estimate of the allowance for loan losses and impairment valuation of goodwill and other intangible assets may differ from these estimates.

     (b)  Reclassification

     Certain  amounts  in  previous  years'   financial   statements  have  been
          reclassified to conform to the current year's presentation.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     (c)  Investment Securities

     Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be "available for sale" and are carried at fair value. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income. Included as available for sale are securities that are purchased in connection with the company's asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors. In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost. At December 31, 2002 and 2001 all of the company's investment securities were classified as available for sale and carried at fair value. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains on sales of investment securities.

     Investment securities' discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

     Gainsor losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

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

     Loans are reported at the principal amount outstanding, net of deferred origination fees and costs. Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight line method over five to seven years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans. When loans are sold or paid off, the unamortized fees and costs are recognized as income.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

          previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Payments received on loans in a non-accrual status are generally applied to principal.

     Impaired loans are individually  significant commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with contractual terms. Impaired loans are accounted for, except those loans that are accounted for at fair value or at lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Impaired loans are charged off when management believes that the collectability of the loan's principal is remote.

     (e)  Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

     The bank uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the bank's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained, if necessary, based on a subjective process whereby management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, character and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio. The allowance for loan losses is management's estimate of the probable loan losses incurred as of the balance sheet date.

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

     (f)  Premises and Equipment

     Land is carried at cost.  Premises  and  equipment  are stated at cost less accumulated depreciation and amortization. Fully depreciated assets have been removed from the premises and equipment inventory. Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with renewal options) for leasehold improvements as follows:

              Buildings                                        25 years
              Building renovations                       10 to 15 years
              Leasehold improvements                           10 years
              Computer software and equipment              3 to 5 years
              Furniture, fixtures and equipment            3 to 7 years


     (g)  Impairment of Impairment of Long-Lived Assets Other than Goodwill

     The bank reviews long-lived assets, including premises and equipment, for impairment on an ongoing basis or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is recognized through a charge to earnings. Impairment losses on assets disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

     (h)  Goodwill and Core Deposit Intangible Assets

     On July 21, 2000 the bank completed its acquisition of two Fleet National Bank branch offices. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million has been allocated to core deposit intangible assets and goodwill, which were valued at $1.3 million and $6.6 million, respectively, at the acquisition date. Core deposit intangible assets are reviewed for impairment regularly. Goodwill is evaluated for impairment at least annually using various fair value techniques including earnings and book value multiples.

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

     (j)  Stock Options

     The company measures compensation cost for stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal or greater than to the fair market value of the company's common stock.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company's net income would have been reduced to the pro forma amounts indicated below:

          ($ in thousands, except per share data)                  2002           2001          2000
                                                              --------------- -------------- ------------

          Net income as reported                              $        6,306  $       4,904  $     3,604
          Pro forma net income                                         6,176          4,771        3,490

          Basic earnings per share as reported                          1.80           1.43         1.08
          Pro forma basic earnings per share                            1.77           1.39         1.05

          Fully diluted earnings per share as reported                  1.75           1.39         1.07
          Pro forma fully diluted earnings per share                    1.71           1.35         1.04

     The per share weighted average fair value of stock options was determined to be $4.78 and $4.59 for options granted in 2002 and 2001. There were no options granted in 2000. The fair value of the options was determined to be 24% and 29% of the market value of the stock at the date of grant in 2002 and 2001, respectively. The value was determined by a binomial distribution model. The assumptions used in the model at the last option grant date for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively. The assumptions used for the 2001 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.96%, 12.5%, 1.80% and 6, respectively.

     (k)  Investment Management & Trust Services

     Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company. Investment assets under management, consisting of assets managed by the trust division, investment services division, and the Federated sweep product, totaled $314.1 million and $311.6 million at December 31, 2002 and 2001 respectively. Income is reported on an accrual basis.

     (l)  Earnings Per Share

     Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 116,894, 98,710, and 46,661 for the years ended December 31, 2002, 2001 and 2000, respectively.

     (m)  Reporting Comprehensive Income

     Comprehensive Income is defined as all changes to equity except investments by and distributions to stockholders. Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.

     (n)  Derivatives

     The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company establishes at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The company had no material derivatives and no hedge accounting transactions at December 31, 2002 and 2001, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     (o)  Other Accounting Rule Changes

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. The new standard also requires that goodwill acquired in such business combinations be measured using the definition included in APB Opinion No. 16, "Business Combinations", and initially recognized as an asset in the financial statements. The new standard also requires intangible assets acquired in any such business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

     SFAS No. 142 applies to all goodwill and  intangible  assets  acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting unit level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle before the end of the year of adoption.

     The company adopted the new standard on January 1, 2002. During 2001, the company reported that the adoption of SFAS No. 142 was expected to increase annual net income by approximately $450,000 over the remaining amortization period ending in June 2010. However, subsequent to the company's disclosure but prior to formal adoption on January 1, 2002, the FASB clarified that goodwill as defined in SFAS No. 142 did not include the excess of amounts paid over net liabilities assumed in a bank or thrift branch acquisition and such amounts should continue to be accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions". Consequently, goodwill continued to be amortized over a ten-year life and adoption of SFAS No. 142 was expected to have no impact on the consolidated financial statements of the company.

     In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions". SFAS 147 states that the excess of amounts paid over the fair value of the assets acquired and liabilities assumed in a bank or thrift branch acquisition that meets the definition of a business combination does represent goodwill, and should be accounted for under SFAS 142, and not under SFAS No. 72. Upon adoption of SFAS 147, the excess paid over the fair value of the assets acquired and net liabilities assumed in a business combination is required to be reclassified to goodwill, and any amortization expense recognized in 2002 must be reversed. The FASB permitted adoption of SFAS 147 as of September 30, 2002, and the company has adopted this new standard as of that date. The consolidated financial statements contained herein reflect these reclassifications retroactive to January 1, 2002.

     Adoption of SFAS 147 increased the company's annual net income by approximately $435,000, net of taxes. However, an annual impairment test is required, with any resulting decline in the value of the goodwill associated with the prior branch acquisition being charged as an expense on the income statement and a reduction of such goodwill on the balance sheet.

     Financial institutions that adopt SFAS 147 are required to restate previously issued financial statements as if the standard were in place for the institution upon adoption of SFAS 142 on January 1, 2002.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     The  changes  in  the   carrying   amount  of  goodwill  and  core  deposit
          intangibles for the years ended December 31, 2001 and 2002 are as follows:

                                                       Total
                                                    Core Deposit Identifiable
           ($ in thousands)              Goodwill    Intangible  Intangibles
                                        ----------  -----------  ------------
          Balance at December 31, 2000   $6,315       $1,273       $7,588
          Amortization expense              659          133          792
                                         ------       ------       ------
          Balance at December 31, 2001    5,656        1,140        6,796
          Amortization expense               --          133          133
                                         ------       ------       ------
          Balance at December 31, 2002   $5,656       $1,007       $6,663
                                         ======       ======       ======

     Annual amortization expense is expected to remain at $133,000 through 2010.

     The following information reflects the retroactive application of SFAS No. 147 for the years ended December 31, 2002, 2001 and 2000 had the standard been applicable in 2000:

          ($ in thousands, except per share data)   2002         2001    2000
                                                   -------     -------  --------

          Net income as reported                     $6,306    $4,904   $3,604
          Goodwill amortization, net of tax               -       435      195
                                                               -------  -------
                                                     -------
             Adjusted net income                     $6,306    $5,339   $3,799
                                                     =======   =======  =======

          Earnings per share:
          Basic
             Net income as reported                  $ 1.80    $ 1.43   $ 1.08
             Goodwill amortization, net of tax            -      0.13     0.06
                                                     -------   -------  -------
               Adjusted net income                   $ 1.80    $ 1.56   $ 1.14
                                                     =======   =======  =======

          Diluted:
             Net income as reported                  $ 1.75    $ 1.39   $ 1.07
             Goodwill amortization, net of tax            -      0.12     0.06
                                                     -------   -------  -------
               Adjusted net income                   $ 1.75    $ 1.51   $ 1.13
                                                     =======   =======  =======


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the SFAS No. 123 transition rule created in the year of adoption. Companies can choose to elect a method that will provide for comparability amongst years reported. In addition, this Statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002, while the disclosures to be provided in interim financial reports will be required for interim periods beginning after December 15, 2002. See paragraph (j) above for pro forma information under SFAS No. 123.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

     In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation requires the recording at fair value the issuance of guarantees, which would include the issuance of standby letters of credit. The disclosure provisions of this Interpretation have been implemented as of December 31, 2002 and the initial recognition and measurement provisions will be implemented beginning January 1, 2003. Adoption of the Interpretation is not expected to materially affect the company's financial condition, results of operations, earnings per share or cash flows. See "Commitments, contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk", in Note 14 to the consolidated financial statements contained in Item 8.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The company will adopt SFAS 145 in 2003. Adoption of the standard is not expected to materially affect the company's financial condition, results of operations, earnings per share or cash flows.


     (2)  Investment Securities

     The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

                                                                                    2002
                                                 ----------------------------------------------------------------------------
        ($ in thousands)                              Amortized        Unrealized            Unrealized
                                                        cost          appreciation          depreciation         Fair value
                                                 --------------- --------------------- --------------------- ----------------
          MBS/CMO                                     $177,579        $  3,702              $    258              $181,023
          Municipal obligations                         50,447           3,325                    --                53,772
                                                      --------        --------              --------              --------
                Total bonds and obligations            228,026           7,027                   258               234,795
          Certificates of Deposit                        1,000            --                      --                 1,000
          Federal Home Loan Bank stock, at cost          3,301            --                      --                 3,301
                                                      --------        --------              --------              --------
               Total investment securities            $232,327        $  7,027              $    258              $239,096
                                                      ========        ========              ========              ========

                                                                                     2001
                                                 ----------------------------------------------------------------------------
                                                      Amortized       Unrealized             Unrealized            Fair
        ($ in thousands)                               cost          appreciation           depreciation           value
                                                 --------------- --------------------- --------------------- ----------------
          U.S. agency obligations                     $ 14,791       $    963               $     95              $ 15,659
          MBS/CMO                                      117,598          2,813                     58               120,353
          Municipal obligations                         56,345          1,594                    192                57,747
                                                      --------       --------               --------              --------
               Total bonds and obligations             188,734          5,370                    345              193,759
          Federal Home Loan Bank stock, at cost          3,301           --                       --                3,301
                                                      --------       --------               --------              --------
               Total investment securities            $192,035       $  5,370               $    345              $197,060
                                                      ========       ========               ========              ========

     Included in municipal obligations are investments that can be called prior to final maturity with fair values of $28,032,000 and $28,235,000 at December 31, 2002 and 2001, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     At December 31, 2002, securities with a fair value of $13,891,000 were pledged as collateral for short-term borrowings (Note 7) and securities with a fair value of $1,005,000 were pledged as collateral for treasury, tax and loan deposits. At December 31, 2001, securities with a fair value of $73,876,000 were pledged as collateral for short-term borrowings (Note 7) and securities with a fair value of $1,034,000 were pledged as collateral for treasury, tax and loan deposits.

     The contractual maturity distribution of total bonds and obligations at December 31, 2002 is as follows:

          ($ in thousands)                                     Amortized cost     Percent           Fair Value        Percent
                                                             --------------- ------------------  ------------------ ----------------
          Within one year                                       $  3,363            1.47%           $  3,443            1.47%
          After one but within three years                        11,901            5.22              12,611            5.37
          After three but within five years                       16,284            7.14              17,349            7.39
          After five but within ten years                         31,258           13.71              33,384           14.22
          After ten years                                        165,220           72.46             168,008           71.55
                                                                --------          ------            --------          ------
                   Total investment securities                  $228,026          100.00%           $234,795          100.00%
                                                                ========          ======            ========          ======

     Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments

     Sales and calls of investment securities for the years ended December 31, 2002, 2001, and 2000 are summarized as follows:

          ($ in thousands)                                                              2002          2001         2000
                                                                                     ----------    ---------   ----------
          Book value of securities sold or called                                     $ 42,803      $ 45,828     $ 11,252
          Gross realized gains on sales/calls                                            1,348           941          139
          Gross realized losses on sales/calls                                              (7)         --            (10)
                                                                                      --------      --------     --------
               Total proceeds from sales or calls of investment securities            $ 44,144      $ 46,769     $ 11,381
                                                                                      ========      ========     ========


(3)  Loans and Loans Held for Sale

     Major classifications of loans and loans held for sale at December 31, are as follows:

          ($ in thousands)                               2002           2001
                                                     -----------   -----------
          Real estate:
               Commercial                              $ 171,637    $ 159,117
               Construction                               39,078       32,428
               Residential                                47,607       59,967
                                                       ---------    ---------
                   Total real estate                     258,322      251,512

          Commercial                                     122,144       94,762
          Home equity                                     29,937       24,594
          Consumer                                         5,075        6,697
                                                       ---------    ---------
                   Total loans                           415,478      377,565

          Deferred loan origination fees                  (1,355)      (1,238)
          Allowance for loan losses                       (9,371)      (8,547)
                                                       ---------    ---------

                   Net loans and loans held for sale   $ 404,752    $ 367,780
                                                       =========    =========

                              ENTERPRISE BANCORP, INC

                   Notes to Consolidated Financial Statements


     Included in the residential loan category are loans held for sale amounting to $2.8 million and $0.7 million at December 31, 2002 and 2001, respectively.

     Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business. All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features. As of December 31, 2002 and 2001, the outstanding loan balances to directors and officers of the company and their associates was $6.3 million and $6.5 million, respectively. Unadvanced portions of lines of credit available to directors and officers were $7.5 million and $3.3 million, as of December 31, 2002 and 2001, respectively. During 2002, new loans and net increases in loan balances on lines of credit under existing commitments of $2.1 million were made and principal pay-downs of $2.3 million were received. All loans to these related parties are current.

     Non-accrual loans at December 31, are summarized as follows:

          ($ in thousands)                           2002         2001
                                                ------------   ------------

          Real estate                              $  453       $  503
          Commercial                                1,451        1,337
          Consumer, including home equity              11           34
                                                   ------       ------

              Total non-accrual                    $1,915       $1,874
                                                   ======       ======


     There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2002, 2001, and 2000. The reduction or increase in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

           ($ in thousands)                                2002    2001    2000
                                                           ----    ----    ----

          Income in accordance with original loan terms   $ 229   $ 287   $ 269
          Income recognized                                 213     128     306
                                                          -----   -----   -----
              Reduction/(increase) in interest income     $  16   $ 159   $ (37)
                                                          =====   =====   =====


     The  increase in income  recognized  in 2002  resulted  primarily  from the
          settlement   of  a  loan   relationship   that  had  been  carried  as
          non-performing and impaired since 1992.

     At December 31, 2002 and 2001, total impaired loans were $3.3 million and $1.3 million, respectively. In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2002 and 2001, respectively. All of the $3.3 million of impaired loans have been measured using the fair value of the collateral method. During the years ended December 31, 2002 and 2001, the average recorded value of impaired loans was $1.7 million and $0.9 million, respectively. Included in the reduction /(increase) in interest income in the table above is $99,000 and $85,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 2002 and 2001, respectively. All payments received on non-accrual loans deemed to be impaired loans are applied to principal. The company is not committed to lend additional funds on any loans that are considered impaired.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

             ($ in thousands)                                                            2002            2001           2000
                                                                                     -------------- --------------- --------------

             Balance at beginning of year                                            $       8,547  $        6,220  $       5,446

                  Provision charged to operations                                            1,325           2,480            603
                  Addition related to acquired loans                                             -               -            250
                  Loan recoveries                                                              247              72            207
                  Loans charged off                                                           (748)           (225)          (286)
                                                                                     -------------- --------------- --------------

             Balance at end of year                                                  $       9,371  $        8,547  $       6,220

                                                                                     ============== =============== ==============

       At December 31, 2002, 2001 and 2000, the bank was servicing mortgage loans sold to investors amounting to $16,861,000, $21,646,000, and $25,699,000, respectively.


(4)      Premises and Equipment

         Premises and equipment at December 31, are summarized as follows:

         ($ in thousands)                            2002           2001
                                                --------------- --------------

         Land                                     $      1,374   $      1,373
         Buildings and leasehold improvements           10,786         10,255
         Computer software and equipment                 4,801          4,295
         Furniture, fixtures and equipment               3,455          2,727
                                                --------------- --------------
                                                       20,416         18,650
         Less accumulated depreciation                  (7,272)        (6,514)
                                                --------------- --------------

                                                  $     13,144   $     12,136
                                                =============== ==============


     The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. At December 31, 2002 minimum lease payments for these operating leases were as follows:

          ($ in thousands)
          Payable in:
               2003                                    $         643
               2004                                              544
               2005                                              250
               2006                                              101
               Thereafter                                         53
                                                       ---------------

               Total minimum lease payments            $       1,591
                                                       ===============


     Total rent expense for the years ended December 31, 2002, 2001 and 2000 amounted to $662,000, $638,000 and $581,000, respectively.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(5)  Accrued Interest Receivable

     Accrued interest receivable consists of the following at December 31:

          ($ in thousands)                             2002       2001
                                                     ------     ------

          Investments                                $1,531     $1,640
          Loans and loans held for sale               1,875      1,946
                                                     ------     ------

                                                     $3,406     $3,586
                                                     ======     ======


(6)  Deposits and Escrow Deposits of Borrowers

     Deposits at December 31, are summarized as follows:

          ($ in thousands)                              2002       2001
                                                    --------   --------

          Demand and escrow deposits of customers   $118,440   $107,931
          Savings                                    126,595     70,970
          Personal interest checking                 148,873    118,844
          Money market                                91,450     77,817
          Time deposits less than $100,000           105,564    103,249
          Time deposits of $100,000 or more           47,111     49,073
                                                    --------   --------

                                                    $638,033   $527,884
                                                    ========   ========


     Interest expense on time deposits with balances of $100,000 or more amounted to $1,642,000, $2,353,000, and $3,438,000, in 2002, 2001 and
          2000, respectively

     The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2002:

         ($ in thousands)                                  Less     Greater
                                                           than      than
                                                         $100,000   $100,000       Total
                                                       ----------- ----------- ----------

          Due in less than three months                  $ 32,013   $ 21,275   $ 53,288
          Due in over three through twelve months          50,802     19,539     70,341
          Due in over twelve through thirty six months     22,749      6,297     29,046
          Due in over three years                            --         --         --
                                                         --------   --------   --------
                                                         $105,564   $ 47,111   $152,675
                                                         ========   ========   ========


(7)  Other Borrowings

     Borrowed funds at December 31, are summarized as follows:

                                                               2002                       2001                       2000
                                                     -------------------------  --------------------------  ------------------------
         ($ in thousands)                                           Average                     Average                 Average
                                                        Amount       Rate          Amount        Rate          Amount     Rate
                                                     -------------------------  --------------------------  ------------------------

          Securities sold under agreements to
          repurchase                                    $   763      1.40%       $43,979        1.64%       $57,801      5.86%
          Federal Home Loan Bank of Boston
               Borrowings                                16,470      1.44%           470        5.94%           470      5.94%
                                                       --------                  -------                    -------
                                                        $17,233      1.44%       $44,449        1.68%       $58,271      5.86%

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Securities  sold  under  agreement  to  repurchase  averaged   $15,960,000,
          $65,511,000,   and   $39,782,000   during   2002,   2001,   and  2000,
          respectively. Maximum amounts outstanding at any month end during 2002, 2001, and 2000 were $48,058,000, $76,129,000, and $57,801,000, respectively. The average cost of repurchase agreements was 1.77%, 3.56%, and 5.71% during 2002, 2001, and 2000, respectively. The reductions in 2002 reflects the bank's continued transition during the first five months of 2002 of the investment portion of the bank's commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to money market mutual funds managed by Federated Investors, Inc.

     Securities sold under agreements to repurchase at December 31, 2002 have maturities ranging from one to six months, with a weighted average term of 56 days. Federal Home Loan Bank borrowings consisted of two advances: $16.0 million in overnight borrowings and $0.5 million in a fifteen year term advance maturing in 2013.

     The bank became a member of the Federal Home Loan Bank of Boston ("FHLB") in March 1994. FHLB borrowings averaged $1,167,000, $722,000, and $24,753,000 during 2002, 2001, and 2000, respectively. Maximum amounts outstanding at any month end during 2002, 2001, and 2000 were $16,470,000, $470,000, and $61,300,000, respectively. The average cost of FHLB borrowings was 3.47%, 4.96%, and 6.29% during 2002, 2001, and 2000, respectively. Borrowings from the FHLB are secured by the bank's investment portfolio not otherwise pledged, FHLB stock, 1-4 family owner occupied residential loans and the bank's pledge of its stock investment in Enterprise Realty Trust, Inc.

     As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB. At December 31, 2002, the bank had the additional capacity to borrow up to approximately $173,354,000 from the FHLB, which includes a pre-approved overnight line of credit in the amount of $11.0 million.


(8)  Trust Preferred Securities

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

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company's common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2002 the company issued 42,717 shares under the plan at a per share purchase price of $18.22. In 2001 the company issued 39,770 shares under the plan at a per share purchase price of $16.35.

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

     Applicable regulatory  requirements  require the company to maintain Tier 1 capital (which in the case of the company is composed of common equity and trust preferred securities) equal to 4.00% of average assets (leverage capital ratio), total capital equal to 8.00% of risk-weighted assets (total capital ratio) and Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio). Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the general valuation allowance up to 1.25% of risk-weighted assets). The company met all regulatory capital requirements at December 31, 2002.

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

     Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2002, that the company meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, both the company and the bank qualify as "well capitalized" under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     The company's actual capital amounts and ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.

                                                                                     Minimum Capital             Minimum Capital
                                                                                   for Capital Adequacy               To Be
                                                               Actual                    Purposes               Well Capitalized
                                                     ------------------------------------------------------ ------------------------
          ($ in thousands)                               Amount        Ratio        Amount        Ratio         Amount       Ratio
                                                     ------------------------------------------------------ ------------------------
          As of December 31, 2002
          Total Capital
               (to risk weighted assets)                 $55,582     11.5%       $38,645           8.0%       $48,306     10.0%

          Tier 1 Capital
               (to risk weighted assets)                  49,502     10.3%        19,323           4.0%        28,984      6.0%

          Tier 1 Capital*
               (to average assets)                        49,502      7.2%        27,639           4.0%        34,548      5.0%

          As of December 31, 2001
          Total Capital
               (to risk weighted assets)                 $48,568     11.3%       $34,343           8.0%       $42,929     10.0%

          Tier 1 Capital
               (to risk weighted assets)                  43,163     10.1%        17,171           4.0%        25,757      6.0%

          Tier 1 Capital*
               (to average assets)                        43,163      7.0%        24,954           4.0%        31,192      5.0%


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


(10) Stock Option Plans

     The board of directors of the bank adopted a 1988 Stock Option Plan (the "1988 plan"), which was approved by the shareholders of the bank in 1989. The 1988 plan permitted the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 307,804 shares of common stock. The 1988 plan was assumed by the company upon the completion of the bank's reorganization into a holding company structure in 1996. While no further grants of options may be made under the 1988 plan, all currently outstanding and unexercised options previously granted under the 1988 plan remain outstanding in accordance with their terms.

     The board of directors of the company adopted a 1998 stock incentive plan (the "1998 plan"), which was approved by the shareholders of the company in 1998. In 2001, both the board of directors and the shareholders of the company approved an amendment and restatement of the 1998 plan to increase the number of shares that may be issued thereunder. The 1998 plan, as so amended and restated, permits the board of directors to grant incentive and non-qualified options (as well as shares of stock, with or without restrictions, and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 328,023 shares of common stock.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Under the terms of the 1988 plan and 1998 plan, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years. Any shares of common stock reserved for issuance pursuant to options granted under the plans which are returned to the company unexercised shall remain available for issuance under the plans. For participants owning 10% or more of the company's outstanding common stock, incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

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

     All options that have been granted through December 31, 2002, under either the 1988 plan or the 1998 plan, generally become exercisable at the rate of 25% a year. All options granted prior to 1998 expire 10 years from the date of the grant. All options granted after 1997 expire 7 years from the date of grant. All options granted under either plan are categorized as incentive stock options, with the exception of stock options granted in 1999 that were to non-employee directors and are non-qualified options.

       Stock option transactions are summarized as follows:

                                                                2002                        2001                       2000
                                                     ---------------------------- -------------------------- -----------------------
                                                                     Wtd. Avg.                  Wtd. Avg.                  Wtd. Avg.
                                                                     Exercise                    Exercise                   Exercise
                                                        Shares         Price         Shares       Price         Shares       Price
                                                     ---------------------------- -------------------------- -----------------------
        Outstanding at beginning of year               272,260        $ 10.32       230,235      $  9.61       355,130      $ 8.35
               Granted                                  81,500          18.22        50,650        13.44            --          --
               Exercised                               (20,350)          7.35        (5,150)        7.83      (122,970)       5.97
               Forfeited                                (3,925)         13.47        (3,475)       12.72        (1,925)       9.04
                                                       -------        -------       -------      -------        ------        ----
          Outstanding at end of year                   329,485          12.42       272,260        10.32       230,235        9.61
                                                       =======                      =======                    =======        ====
          Exercisable at end of year                   229,010          10.37       200,070         9.31       179,835        8.97
          Shares reserved for future grants             78,235                      170,407                     50,654


     A summary of options outstanding and exercisable by exercise price as of December 31, 2002 follows:

                                              Outstanding                     Exercisable
                                   ----------------------------------    -----------------
                                                       Wtd. Avg.
                    Exercise                            Remaining
                      Price          # Shares             Life               # Shares
                  --------------   --------------    ----------------    -----------------

                  $    5.50              200             0.02                     200
                       6.00            2,800             1.51                   2,800
                       6.75           22,550             2.51                  22,550
                       7.00           44,300             3.50                  44,300
                       9.00           40,100             4.50                  40,100
                      12.50           91,360             2.93                  91,360
                      13.44           47,475             5.02                  23,700
                      18.22           80,700             6.43                   4,000
                                   -----------                            -------------
                                     329,485             4.31                 229,010
                                   ============                           ==============

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     During 2002 and 2001, respectively, 7,062 and 8,412 shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings. These shares were issued at a fair market value price of $16.63 and $13.44 and were issued from the shares reserved for future grants under the 1998 plan. Expense recognized in associated with the issuance of these shares was $117,000 and $113,000 in 2002 and 2001, respectively.

     In addition to the 122,970 options exercised under the company's option plans in 2000, certain executives of the bank exercised options in February 2000 to acquire an aggregate of 104,000 shares of company common stock from the company's chief executive officer. The options were granted to them in connection with their recruitment at the time the bank was organized and constituted non-qualified options of the company for tax purposes. Accordingly, in connection with the exercise of these options, the company realized a compensation expense for tax purposes, which resulted in a tax benefit to the company of $0.4 million. The tax benefit is recorded as an adjustment to additional paid-in capital.

     See  paragraph (j), "Stock Options",  in Note 1 above to these consolidated
          financial   statements  for  further  information  related  to  equity compensation plans.


(11) Employee Benefit Plans

     401(k) Defined Contribution Plan

     The company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan. A portion of the base percentage, as determined by the board of directors, is matched by the company. No company contributions are made for supplemental contributions made by participants. The percentage matched for 2002, 2001 and 2000 was 75%, up to the first 6% contributed by the employee. The company's total expense for the 401(k) plan match, including bonus match and the discretionary match discussed below, was $399,000, $384,000, and $300,000, respectively, for the years ended December 31, 2002, 2001, and 2000.

     All employees, at least 21 years of age, are immediately eligible to participate. Vesting for the bank's 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service. Amounts not distributable to an employee following termination of employment are returned to the bank.

     Employee Bonus Program

     The company bonus program includes all employees. Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending upon which group the employee falls into: vice president and above, officer, and non-officer employees. In 2002, 2001 and 2000, gross payments charged to salaries and benefits expense
          under  the  plan  were   $1,944,000,   $1,992,000,   and   $1,217,000,
          respectively. In 2002, in addition to the $1,944,000 in salaries and benefits, the bank also made a discretionary employer contribution to the 401(k) plan of $134,000, or an additional 25% of employee contributions up to the first 6% contributed by the employee. The $134,000 increase to the employer match on the company's 401(k) plan was included in salaries and benefits expense for 2002.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     The company maintains a supplemental cash bonus plan for its top five executive officers. The goals, objectives and payout schedule of this plan are set by the compensation committee. The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals. In 2002, 2001, and 2000, $366,000, $292,0000, and $0, respectively, was charged to salaries and benefits under this plan.

     Split-Dollar Plan

     The company adopted a split-dollar plan for the company's chief executive officer in 1996 and in 1999 the company increased this plan. In 1999 the company also adopted plans for the president and an executive vice president of the bank. The plans provide for the company to fund the purchase of a cash value life insurance policy owned by the executive. Annual premiums are paid by the company until the executive retires. At the time of retirement of the executive, annuity payments are made to the executive. The aggregate amount of the premiums funded is returned to the company at the time of the executive's death. Annual premiums under the three plans are $393,800 through 2004, $127,000 through 2010 and $93,000 through 2012, respectively. The amount charged to expense for these benefits was $4,000, $10,000, and $10,000 in 2002, 2001, and 2000, respectively.


(12) Income Taxes

     The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

             ($ in thousands)                            2002               2001                2000
                                                   -----------------  ------------------  -----------------
             Current tax expense:
                 Federal                           $          2,932   $           2,467   $          1,417
                 State                                            -                  44                 49
                                                   -----------------  ------------------  -----------------
                     Total current tax expense                2,932               2,511              1,466
                                                    -----------------  ------------------  -----------------
             Deferred tax benefit:
                  Federal                                      (537)               (767)              (324)
                  State                                           -                   -                  -
                                                   -----------------  ------------------  -----------------
                     Total deferred tax benefit                (537)               (767)              (324)
                                                   -----------------  ------------------  -----------------
                     Total income tax expense      $          2,395   $           1,744   $          1,142
                                                   =================  ==================  =================

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

                                                              2002                      2001                      2000
                                                     -----------------------   ------------------------  -----------------------
           ($ in thousands)                            Amount         %           Amount        %          Amount         %
                                                     ------------  ---------   ------------- ---------   ------------  ---------

           Computed income tax expense at statutory
                rate                                  $    2,958      34.0%     $     2,260     34.0%    $     1,614      34.0%
           State income taxes, net of federal tax
                benefit                                        -       0.0%              29      0.4%             32       0.7%
           Municipal bond interest                          (648 )    (7.4% )          (654 )   (9.8% )         (624 )   (13.1% )
           Other                                              85       0.9%             109      1.6%            120       2.5%
                                                     ------------  ---------   ------------- ---------   ------------  ---------
           Income tax expense                         $    2,395      27.5%     $     1,744      26.2%   $     1,142      24.1%
                                                     ============  =========   ============= ==========  ============  =========

     As a result of changes in Massachusetts tax law, the company expects to incur an increase in income tax expense and a higher effective tax rate in future periods. See Note 15 below for further details regarding state tax matters.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


       At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

           ($ in thousands)                        2002                2001
                                            -----------------   ----------------
           Deferred tax asset:
           Allowance for loan losses        $          3,461     $         2,964
           Depreciation                                  777                 607
           Goodwill                                        -                 129
           Other                                         134                  42
                                            -----------------   ----------------

           Total                                       4,372               3,742
                                            -----------------   ----------------

           Deferred tax liability:
           Net unrealized appreciation on
           investment securities                       2,301               1,708
           Goodwill                                       93                   -
                                            -----------------   ----------------

           Total                                       2,394               1,708
                                            -----------------   ----------------

           Net deferred tax asset           $          1,978     $         2,034
                                            =================   ================

     Management   believes  that  it  is  more  likely  than  not  that  current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2002.

(13) Related Party Transactions

     The company's offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2002, 2001 and 2000 various bank officers and directors. The maximum remaining term of the leases including options is for 20 years.

     Total amounts paid to the realty  trusts for the years ended  December  31,
          2002,   2001,  and  2000,   were  $513,000,   $617,000  and  $474,000,
          respectively. The 2001 payment included $154,000 of one-time fees related to electrical systems upgrades.


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

     The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets. The contract amounts of these instruments reflect the extent of involvement the company has in the particular classes of financial instruments.

     The company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments. The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


     Financial instruments with off-balance sheet credit risk at December 31, 2002 and 2001, are as follows:

        ($ in thousands)                                           2002                2001
                                                              ----------------    ----------------

        Commitments to originate loans                         $       46,283      $       14,562
        Standby letters of credit                                       6,720               5,032
        Unadvanced portions of consumer loans
             (including credit card loans)                              3,688               3,738
        Unadvanced portions of construction loans                      26,142              20,662
        Unadvanced portions of home equity loans                       28,871              22,798
        Unadvanced portions of commercial lines of credit              78,786              59,323


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

     Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon the bank creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments were estimated to be the fees charged to enter into similar agreements and were estimated to be $0.1 million at December 31, 2002 and 2001. The fair value of these commitments were not reflected on the balance sheet.

     The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At December 31, 2002 and 2001, the company had commitments to sell loans totaling $8,584,000 and $5,644,000, respectively.

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

     The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in "Cash and Due from Banks", was approximately $3,150,000 and $2,800,000 at December 31, 2002, and 2001.

     The company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


(15) Massachusetts Department of Revenue Tax Dispute

     Enterprise Realty Trust,  Inc. ("ERT") is a real estate  investment  trust, which is 99.9% owned by the bank. Since the organization of ERT as a subsidiary of the bank, the company has paid state income taxes to the Commonwealth of Massachusetts based upon the position that the bank is authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts state tax purposes and that ERT, as a qualified real estate investment trust, owes no state taxes on the amounts paid as dividends to the bank. The Massachusetts Department of Revenue (the "DOR") has asserted that the company owes additional state taxes and interest totaling an aggregate amount of $2.3 million for the tax years ended December 31, 1999, 2000 and 2001 in connection with the bank's operation of ERT. The DOR has taken the position that either the income received by the bank in the form of dividends from ERT is fully taxable under applicable Massachusetts tax law or ERT itself should be subject directly to tax on such amounts. If the position that has been taken by the DOR is also applied to the tax year ended December 31, 2002, then the company would be required to pay additional Massachusetts income tax for such period totaling approximately $1.2 million. To the company's knowledge, it is one of approximately forty banking organizations located in Massachusetts that is involved in a tax dispute of this type with the DOR.

     In addition, in 2003 the state legislature has passed, and Governor Romney has signed, a supplemental budget bill, which, among other provisions, makes certain changes to the state's tax laws on a current and retroactive basis back to 1999, which, if enforceable, would require the company to pay the additional taxes that the DOR seeks to collect for its tax years 1999 through 2002.

     The company is currently disputing the DOR's assertion that it owes additional taxes for any prior years. The company has also been advised that the retroactive changes to the state's tax laws contained in the recently passed legislation are subject to constitutional challenge.

     The company believes that it has complied fully with the applicable Massachusetts tax laws in deducting 95% of the dividends received by the bank from ERT in calculating its taxable income for Massachusetts tax purposes. The company also believes that ERT is a properly qualified real estate investment trust and, as such, owes no taxes to the Commonwealth of Massachusetts on any amounts that it has paid as dividends to the bank in prior years. Moreover, the company has been advised that the constitutionality of the retroactive changes to the state's tax laws contained in the recently passed legislation is questionable.

     Nonetheless, as a result of the enactment of this new legislation, in the first quarter of 2003 the company will be required to record a one-time income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002.

     The $1.9 million income tax expense consists of $3.5 million of state income tax liability, net of $1.2 million in federal income tax benefit and $0.4 million in deferred tax asset. The $3.5 million in state income tax liability consists of the following:

          (i) payment to the Commonwealth of Massachusetts of $1.2 million as estimated state taxes due for the tax year ended December 31, 2002, which amount would be refunded if the company prevails in its current dispute with the DOR and if the retroactive feature of the new legislation, as it applies to 2002, is held to be unconstitutional; and

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements


          (ii) a liability for state income taxes to be paid of $2.3 million for the tax years ended December 31, 2001, 2000 and 1999, which will become payable to the Commonwealth of Massachusetts if the DOR prevails in its current dispute with the company or if the retroactive feature of the new legislation withstands constitutional challenge.

     In addition, beginning in 2003 and for the periods thereafter, the company will record state income tax liability on ERT's taxable income.

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

     Commitments: The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no fair value.

     Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 2002 for similar instruments. The fair values of FHLB borrowings were determined using a discounted cash flow analysis using advance rates offered by the FHLB at December 31, 2002. The fair value of trust preferred securities was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2002.

     Limitations: The estimates of fair value of financial instruments were based on information available at December 31, 2002 and 2001 and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the bank's entire holdings of a particular financial instrument. Because no active market exists for a portion of the bank's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates were based on existing on- and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments, including premises and equipment and foreclosed real estate.

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

                                                                 2002                          2001
                                                      ---------------------------   ---------------------------
         ($ in thousands)                               Carrying                      Carrying
                                                         Amount      Fair Value        Amount      Fair Value
                                                      ------------- -------------   ------------- -------------

         Financial assets:
             Cash and cash equivalents                 $    45,778   $    45,778     $    37,861   $    37,861
             Investment securities                         239,096       239,096         197,060       197,060
             Loans, net                                    404,752       417,252         367,780       380,374
             Accrued interest receivable                     3,406         3,406           3,586         3,586

         Financial liabilities:
             Non-interest bearing demand deposits          117,184       117,184         107,000       107,000
             Savings, PIC and money market                 366,917       366,917         267,631       267,631
             Time deposits                                 152,675       154,046         152,322       153,056
             Borrowings                                     17,233        17,269          44,449        44,449
             Escrow deposit of borrowers                     1,256         1,256             931           931
             Accrued interest payable                          486           486             805           805
             Trust preferred securities                     10,500        10,663          10,500        10,674

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements



(17) Parent Company Only Financial Statements


                                 Balance Sheets


                                                                                   December 31,
                                                                       -------------------------------------
        ($ in thousands)                                                     2002                2001
                                                                       -----------------    ----------------

             Assets

        Cash and due from subsidiary                                     $          636      $          388
        Investment in subsidiary                                                 60,289              53,166
        Other assets                                                                350                 362
                                                                       -----------------    ----------------
                 Total assets                                            $       61,275      $       53,916
                                                                       =================    ================

             Liabilities and Stockholders' Equity

        Junior subordinated deferrable interest debentures                       10,825              10,825
        Accrued interest payable                                                    370                 370
                                                                       -----------------    ----------------

                 Total liabilities                                               11,195              11,195
                                                                       -----------------    ----------------

        Stockholder's equity:
             Preferred stock, $0.01 par value per share;
                 1,000,000 shares authorized;
                 no shares issued                                        $            -      $            -
             Common stock, $0.01 par value per share;
                 10,000,000 shares authorized at December 31,
                 2002 and 2001, respectively; 3,532,128 and
                 3,461,999 shares issued and outstanding at
                 December 31, 2002 and 2001, respectively                            35                  35
             Additional paid-in capital                                          19,704              18,654
             Retained earnings                                                   25,873              20,715
             Accumulated other comprehensive income                               4,468               3,317
                                                                       -----------------    ----------------

                 Total stockholders' equity                              $       50,080      $       42,721
                                                                       -----------------    ----------------

                 Total liabilities and stockholders' equity              $       61,275      $       53,916
                                                                       =================    ================

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

                              Statements of Income


                                                                          For the years ended
                                                                             December 31,
                                                          ----------------------------------------------------
        ($ in thousands)                                       2002              2001              2000
                                                          ----------------  ----------------  ----------------

        Undistributed equity in net income of
             Subsidiary                                   $         5,972   $         4,786   $         4,203
        Dividends received from subsidiary                          1,122               918                16
                                                          ----------------  ----------------  ----------------

                 Total subsidiary income                            7,094             5,704             4,219
                                                          ----------------  ----------------  ----------------

        Interest expense                                            1,177             1,177               909
        Other operating expenses                                       14                15                11
                                                          ----------------  ----------------  ----------------

                 Total operating expenses                           1,191             1,192               920
                                                          ----------------  ----------------  ----------------

        Income before income taxes                                  5,903             4,512             3,299
        Income tax benefit                                            403               392               305
                                                          ----------------  ----------------  ----------------

                 Net income                               $         6,306   $         4,904   $         3,604
                                                          ================  ================  ================


                            Statements of Cash Flows

                                                                          For the years ended
                                                                             December 31,
                                                          ----------------------------------------------------
        ($ in thousands)                                       2002              2001              2000
                                                          ----------------  ----------------  ----------------

        Cash flows from operating activities:
             Net income                                   $         6,306   $         4,904   $         3,604
             Undistributed equity in net income
                 Of subsidiary                                     (5,972)           (4,786)           (4,203)
             (Increase)/decrease in other assets                       12                13              (366)
             Increase in other liabilities                              -                 -               370
                                                          ----------------  ----------------  ----------------
                 Net cash (used in) provided by
                      operating activities                            346               131              (595)
                                                          ----------------  ----------------  ----------------

        Cash flows from investing activities:
             Investments in subsidiaries                                -                 -           (10,996)
                                                          ----------------  ----------------  ----------------
                 Net cash used in
                      investing activities                              -                 -           (10,996)
                                                          ----------------  ----------------  ----------------

        Cash flows from financing activities:
             Proceeds from issuance of junior
                 Subordinated deferrable interest
                 Debentures                                             -                 -            10,825
             Cash dividends paid                                   (1,148)             (982)             (837)
             Proceeds from issuance of common stock                   896               764               586
             Proceeds from exercise of stock options                  154                48             1,110
                                                          ----------------  ----------------  ----------------
                 Net cash (used in) provided by
                      Financing activities                            (98)             (170)           11,684
                                                          ----------------  ----------------  ----------------

        Net increase/(decrease) in cash and
             Cash equivalents                                         248               (39)               93

        Cash and cash equivalents, beginning of period                388               427               334
                                                          ----------------  ----------------  ----------------

        Cash and cash equivalents, end of period          $           636   $           388   $           427
                                                          ================  ================  ================

Cash and cash equivalents include cash and due from subsidiary.

                            ENTERPRISE BANCORP, INC.

                   Notes to Consolidated Financial Statements

(18) Quarterly Results of Operations (Unaudited)

                                                                                          2002
                                                       ----------------------------------------------------------------------------
       ($ in thousands, except share data)               First Quarter      Second Quarter      Third Quarter      Fourth Quarter
                                                       ------------------  -----------------  ------------------  -----------------

Interest and dividend income                           $           9,553   $          9,740   $           9,900   $         10,036
Interest expense                                                   2,518              2,468               2,484              2,253
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income                                           7,035              7,272               7,416              7,783
Provision for loan losses                                            390                380                 278                277
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income after provision                           6,645              6,892               7,138              7,506
         for loan losses
Non-interest income                                                1,720              1,667               1,721              1,504
Non-interest expense                                               6,337              6,477               6,654              6,624
                                                       ------------------  -----------------  ------------------  -----------------
Income before income taxes                                         2,028              2,082               2,205              2,386
Income tax expense                                                   539                557                 604                695
                                                       ------------------  -----------------  ------------------  -----------------
     Net income, as reported                           $           1,489   $          1,525   $           1,601   $          1,691
                                                       ==================  =================  ==================  =================

Basic earnings per share                               $            0.43   $           0.44   $            0.45   $           0.48

Diluted earnings per share                             $            0.42   $           0.42   $            0.44   $           0.47




                                                                                          2001
                                                       ----------------------------------------------------------------------------
       ($ in thousands, except share data)               First Quarter      Second Quarter      Third Quarter      Fourth Quarter
                                                       ------------------  -----------------  ------------------  -----------------

       Interest and dividend income                    $          10,318   $         10,364   $          10,629   $         10,229
Interest expense                                                   4,067              3,652               3,521              2,877
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income                                           6,251              6,712               7,108              7,352
Provision for loan losses                                            210                420                 850              1,000
                                                       ------------------  -----------------  ------------------  -----------------
     Net interest income after provision                           6,041              6,292               6,258              6,352
         for loan losses
Non-interest income                                                1,506              1,155               1,472              1,372
Non-interest expense                                               5,926              5,790               6,049              6,035
                                                       ------------------  -----------------  ------------------  -----------------
Income before income taxes                                         1,621              1,657               1,681              1,689
Income tax expense                                                   440                455                 430                419
                                                       ------------------  -----------------  ------------------  -----------------
     Net income                                        $           1,181   $          1,202   $           1,251   $          1,270
                                                       ==================  =================  ==================  =================

Basic earnings per share                               $            0.35   $           0.35   $            0.36   $           0.37

Diluted earnings per share                             $            0.34   $           0.34   $            0.35   $           0.36

                                    Part III

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions "Information Regarding Executive Officers and Other Significant Employees" and "Proposal One Election of Class of Directors" of the proxy statement for the company's annual meeting of stockholders to be held May 6, 2003, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Directors of the Company
------------------------

George L. Duncan
Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main
President, Chief Operating Officer and Chief Lending Officer of the Bank

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

John P. Harrington
Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner
Vice Chairman and Clerk of the Company and the Bank
Director, Courier Corporation, a commercial printing company

Charles P. Sarantos
Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli
Owner, Merrimack Travel Service, Inc.
Chairman Emeritus, Vacation.com

Nickolas Stavropoulos
Executive Vice President of KeySpan Corporation
President of KeySpan Energy Delivery New England

Additional Executive Officers of the Company
--------------------------------------------

Name                   Position
----                   --------

John P. Clancy, Jr.    President and Treasurer of the Company; Executive Vice
                       President, Chief Financial Officer, Treasurer and Chief
                       Investment Officer of the Bank

Robert R. Gilman       Executive Vice President, Administration, and Commercial
                       Lender of the Bank

Stephen J. Irish       Executive Vice President, Chief Information Officer and
                       Chief Operations Officer of the Bank

Items 11, 12 and 13.

The information required in Items 11, 12 and 13 of this part is incorporated herein by reference to the company's definitive proxy statement for its annual meeting of stockholders to be held May 6, 2003, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

Item 14 - Controls and Procedures

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

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this annual report:

     Financial Statements
     --------------------

     See Index to Consolidated Financial Statements contained in Item 8 above.

     Financial Statement Schedules
     -----------------------------

     None (information included in financial statements)

     Exhibits
     --------

     Exhibit No. and Description
     ---------------------------

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

    10.23 Change in Control/Noncompetition Agreement dated as of April 3, 2002 by and among the company, the bank and Stephen J. Irish, incorporated by reference to Exhibit 10.23 to the company's Form 10-Q for the quarter ended March 31, 2002.

     21.0 Subsidiaries of the Registrant.

     23.0 Consent of KPMG LLP.



(b)  Reports on Form 8-K

     The company has not filed any report on Form 8-K during the quarter ended December 31, 2002.


(c)  Exhibits required by Item 601 of Regulation S-K

     The exhibits listed above either have been previously filed and are incorporated herein by reference to the applicable prior filing or are filed herewith.



(d)  Additional Financial Statement Schedules

     None

                            ENTERPRISE BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            ENTERPRISE BANCORP, INC.


Date:  March 18, 2003                       By: /s/ John P. Clancy, Jr.
                                                -----------------------
                                                  John P. Clancy, Jr.
                                                  President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan          Chairman, Chief Executive    March 18, 2003
------------------------      Officer and Director
 George L. Duncan

/s/ John P. Clancy, Jr.       President and Treasurer      March 18, 2003
-------------------------     Chief Financial Officer
  John P. Clancy Jr.          of the bank

/s/ Joseph R. Lussier         (Principal Accounting        March 18, 2003
----------------------------   Officer of the bank)
  Joseph R. Lussier

/s/ Kenneth S. Ansin          Director                     March 18, 2003
----------------------------
   Kenneth S. Ansin

                              Director                     March 18, 2003
----------------------------
    Walter L. Armstrong

 /s/ Gerald G. Bousquet, M.D. Director                     March 18, 2003
----------------------------
   Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley       Director                     March 18, 2003
----------------------------
    Kathleen M. Bradley

/s/ John R. Clementi          Director                     March 18, 2003
----------------------------
    John R. Clementi

/s/ James F. Conway, III      Director                     March 18, 2003
----------------------------
    James F. Conway, III

/s/ Carole A. Cowan           Director                     March 18, 2003
----------------------------
   Carole A. Cowan

                              Director                     March 18, 2003
----------------------------
  Nancy L. Donahue

                              Director                     March 18, 2003
----------------------------
   Lucy A. Flynn

/s/ Eric W. Hanson            Director                     March 18, 2003
----------------------------
  Eric W. Hanson

 /s/ John P. Harrington       Director                     March 18, 2003
----------------------------
   John P. Harrington

 /s/ Arnold S. Lerner         Director, Vice Chairman      March 18, 2003
----------------------------     and Clerk
     Arnold S. Lerner

 /s/ Richard W. Main          Director, President          March 18, 2003
----------------------------      of the bank
    Richard W. Main

/s/ Charles P. Sarantos       Director                     March 18, 2003
----------------------------
    Charles P. Sarantos

 /s/ Michael A. Spinelli      Director                     March 18, 2003
----------------------------
    Michael A. Spinelli

                              Director                     March 18, 2003
----------------------------
   Nickolas Stavropoulos

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
              UNDER SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14


I, John P. Clancy, certify that:

1. I have reviewed this annual report on Form 10-K of Enterprise Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date :  March 18, 2003            /s/ John P. Clancy, Jr.
                                  -----------------------------------
                                  John P. Clancy, Jr.
                                  President and Treasurer
                                  (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
              UNDER SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14


I, George L. Duncan, certify that:

1. I have reviewed this annual report on Form 10-K of Enterprise Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 18, 2003          /s/ George L. Duncan
                               --------------------------------------------
                               George L. Duncan
                               Chairman and CEO
                               (Principal Executive Officer)