Form 10-Q
period 2003-03-31
ENTERPRISE BANCORP INC /MA/
filed 2003-05-14
CIK 1018399

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ...... No ..X....

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: May 13, 2003 Common Stock - Par Value $0.01, 3,536,828 shares outstanding



                                                   ENTERPRISE BANCORP, INC.
                                                            INDEX
                                                                                                Page Number

           Cover Page                                                                                 1

           Index                                                                                      2

                                                 PART I FINANCIAL INFORMATION
Item 1     Financial Statements

                  Consolidated Balance Sheets -March 31, 2003 and December 31, 2002                   3

                  Consolidated Statements of Income -
                  Three months ended March 31, 2003 and 2002                                          4

                  Consolidated Statement of Changes in Stockholders' Equity -                         5
                  Three months ended March 31, 2003

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2003 and 2002                                          6

                  Notes to Consolidated Financial Statements                                          8

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                       12

Item 3     Quantitative and Qualitative Disclosures About Market Risk                                19

Item 4     Disclosure Controls and Procedures                                                        20

                                                  PART II OTHER INFORMATION
Item 1     Legal Proceedings                                                                         21

Item 2     Changes in Securities and Use of Proceeds                                                 21

Item 3     Defaults upon Senior Securities                                                           21

Item 4     Submission of Matters to a Vote of Security Holders                                       21

Item 5     Other Information                                                                         21

Item 6     Exhibits and Reports on Form 8-K                                                          21

           Signature Page                                                                            22

           Officer Certifications                                                                    23


                                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain  "forward-looking  statements" including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Enterprise Bancorp,  Inc.  (the  "company")  wishes to caution  readers that the  following important factors,  among  others,  may adversely  affect the company's  future results and could cause the company's results for subsequent  periods to differ materially  from those expressed in any  forward-looking  statement made herein: (i) the effect of  unforeseen  changes  in  interest  rates;  (ii) the effect of changes in the business  cycle and downturns in the local,  regional or national economies,  including  unanticipated deterioration  in the  local  real  estate market;  (iii)  changes in asset  quality  and  unanticipated increases  in the company's reserve for loan losses; (iv) the effect on the company's  competitive position  within its  market  area of the  increasing  competition  from  larger regional and out-of-state banking organizations as well as non-bank providers of various  financial  services;  (v)  the  effect  of technological  changes  and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer  spending;  (vii) the effect of changes in laws and regulations that apply to the company's business and operations and  unanticipated  increases in the company's  regulatory  compliance costs; (viii)
unanticipated  increases in employee  compensation and benefit  expenses;  and (ix) the effect of changes in accounting,  auditing or other  standards,  policies  and  practices,  as may be adopted by the regulatory agencies,  the Financial Accounting Standards Board or the Public Accounting Oversight Board.

                            ENTERPRISE BANCORP, INC.

                           Consolidated Balance Sheets



                                                                                       March 31,         December 31,
                                                                                          2003               2002
(Dollars in thousands)                                                                (Unaudited)
                                                                                    -----------------  -----------------

Assets
------

Cash and equivalents:
     Cash and due from banks                                                         $        34,252    $        45,778
     Federal funds sold                                                                       38,500                  -
                                                                                    -----------------  -----------------
                  Total cash and cash equivalents                                             72,752             45,778
                                                                                    -----------------  -----------------

Investment securities at fair value                                                          208,002            239,096
Loans, less allowance for loan losses of $9,744 at March 31, 2003 and
     $9,371 at December 31, 2002                                                             421,850            404,752
Premises and equipment                                                                        13,271             13,144
Accrued interest receivable                                                                    3,216              3,406
Deferred income taxes, net                                                                     2,989              1,978
Prepaid expenses and other assets                                                              3,921              3,786
Income taxes receivable                                                                            -                 93
Core deposit intangible, net of amortization                                                     974              1,007
Goodwill, net of amortization                                                                  5,656              5,656
                                                                                    -----------------  -----------------

                  Total assets                                                       $       732,631    $       718,696
                                                                                    =================  =================

Liabilities, Trust Preferred Securities and Stockholders' Equity
----------------------------------------------------------------

Deposits                                                                             $       650,022    $       636,777
Short-term borrowings                                                                         11,433             17,233
Escrow deposits of borrowers                                                                   1,411              1,256
Accrued expenses and other liabilities                                                         7,948              2,364
Income taxes payable                                                                           2,100                  -
Accrued interest payable                                                                         449                486
                                                                                    -----------------  -----------------

                  Total liabilities                                                          673,363            658,116
                                                                                    -----------------  -----------------

Trust preferred securities                                                                    10,500             10,500

Stockholders' equity:
         Preferred stock, $0.01 per value; 1,000,000 shares
         Authorized; no shares issued                                                              -                  -

     Common stock $0.01 par value; 10,000,000 shares authorized; 3,534,303 and
         3,532,128 shares issued and outstanding at
         March 31, 2003 and December 31, 2002, respectively                                       35                 35
Additional paid-in capital                                                                    19,721             19,704
Retained earnings                                                                             26,377             25,873
Accumulated other comprehensive income                                                         2,635              4,468
                                                                                      ---------------  -----------------

                  Total stockholders' equity                                                  48,768             50,080
                                                                                      ---------------  -----------------

                  Total liabilities, trust preferred
                  securities and stockholders' equity                                $       732,631    $       718,696
                                                                                    =================  =================

                                               ENTERPRISE BANCORP, INC.

                                          Consolidated Statements of Income

                                      Three months ended March 31, 2003 and 2002



                                                                                       March 31,            March 31,
                                                                                         2003                 2002
(Dollars in thousands, except per share data)                                         (Unaudited)          (Unaudited)
                                                                                   ------------------   ------------------

Interest and dividend income:
       Loans                                                                       $            6,890   $            6,881
       Investment securities                                                                    2,502                2,582
       Federal funds sold                                                                          24                   37
                                                                                   ------------------   ------------------
               Total interest income                                                            9,416                9,500
                                                                                   ------------------   ------------------

Interest expense:
       Deposits                                                                                 1,852                2,328
       Short-term borrowed funds                                                                   26                  190
                                                                                   ------------------   ------------------
               Total interest expense                                                           1,878                2,518
                                                                                   ------------------   ------------------

               Net interest income                                                              7,538                6,982

Provision for loan losses                                                                         300                  390
                                                                                   ------------------   ------------------
               Net interest income after provision for loan losses                              7,238                6,592
                                                                                   ------------------   ------------------

Non-interest income:
       Investment management and trust service fees                                               435                  571
       Deposit service fees                                                                       500                  436
       Net gains on sales of investment securities                                              1,316                  416
       Gains on sales of loans                                                                    324                  102
       Other income                                                                               321                  248
                                                                                   ------------------   ------------------
                Total non-interest income                                                       2,896                1,773
                                                                                   ------------------   ------------------

Non-interest expense:
       Salaries and employee benefits                                                           3,394                3,553
       Occupancy expenses                                                                       1,246                1,130
       Advertising and public relations expenses                                                  185                  237
       Audit, legal and other professional fees                                                   196                  226
       Trust professional and custodial expenses                                                  160                  196
       Supplies, data processing, and telecommunications expense                                  293                  336
       Trust preferred expense                                                                    290                  290
       Amortization of core deposit intangible assets                                              33                   33
       Other operating expenses                                                                   372                  336
                                                                                   ------------------   ------------------
                Total non-interest expense                                                      6,169                6,337
                                                                                   ------------------   ------------------

Income before income taxes                                                                      3,965                2,028
Income tax expense                                                                              3,461                  539
                                                                                   ------------------   ------------------

                Net income                                                         $              504   $            1,489
                                                                                   ==================   ==================

Basic earnings per share                                                           $             0.14   $             0.43
                                                                                   ==================   ==================

Diluted earnings per share                                                         $             0.14   $             0.42
                                                                                   ==================   ==================

Basic weighted average common shares outstanding                                            3,533,488            3,462,232
                                                                                   ==================   ==================

Diluted weighted average common shares outstanding                                          3,660,855            3,578,384
                                                                                   ==================   ==================

                            ENTERPRISE BANCORP, INC.

            Consolidated Statement of Changes in Stockholders' Equity

                  Three months ended March 31, 2003 (unaudited)




                                                    Common Stock                                 Comprehensive Income
                                              ----------------------   Additional              ------------------------    Total
                                                                        Paid-in     Retained                           Stockholders'
(Dollars in thousands)                           Shares       Amount    Capital     Earnings     Period    Accumulated    Equity
                                              ----------   ---------  -----------  ----------- ---------- ------------- ------------

Balance at December 31, 2002                   3,532,128   $      35     19,704   $   25,873                 $  4,468   $   50,080

Comprehensive income
     Net Income                                                                          504         504                       504
     Unrealized depreciation on securities,
         net of reclassification                                                                  (1,833)      (1,833)      (1,833)
                                                                                                --------
Total comprehensive loss                                                                        $ (1,329)
                                                                                                ========
Stock options exercised                            2,175                     17                                                 17
                                              ----------   ---------  ---------   ----------                 --------  -----------
Balance at March 31, 2003                      3,534,303   $      35     19,721   $   26,377                 $  2,635  $    48,768
                                              ==========   =========  =========   ==========                 ========  ===========

Disclosure of reclassification amount:
Gross unrealized depreciation arising during
     the period                                                                                 $ (1,788)
Tax benefit                                                                                          732
                                                                                                --------
Unrealized holding depreciation, net of tax                                                       (1,056)
                                                                                                --------
  Less: reclassification adjustment for net gains
     included in net income (net of $539 tax)                                                        777

                                                                                                --------
Net unrealized depreciation on securities arising                                               $ (1,833)
     during  the period                                                                         ========





                                                                  5

                                     ENTERPRISE BANCORP, INC.

                               Consolidated Statements of Cash Flows

                             Three months ended March 31, 2003 and 2002



                                                                                 March 31,          March 31,
                                                                                   2003               2002
(Dollars in thousands)                                                          (Unaudited)        (Unaudited)
                                                                               --------------     --------------
Cash flows from operating activities:
     Net income                                                              $           504   $          1,489
     Adjustments to reconcile net income to net cash
         provided by operating activities:
             Provision for loan losses                                                   300                390
             Depreciation and amortization                                             1,012                657
             Amortization of intangible assets                                            33                 33
             Net gains on sales of investments                                        (1,316)              (416)
             Gains on sale of loans                                                     (324)              (102)
             (Increase) decrease in:
                Loans held for sale                                                    1,045                726
                Accrued interest receivable                                              190                (23)
                Prepaid expenses and other assets                                       (135)              (586)
                Deferred income taxes                                                   (534)              (173)
                Income taxes                                                           2,193                699
             Increase (decrease) in:
                Accrued expenses and other liabilities                                 5,584               (903)
                Accrued interest payable                                                 (37)                 6
                                                                             ---------------   ----------------
                    Net cash provided by operating activities                          8,515              1,797
                                                                             ---------------   ----------------

Cash flows from investing activities:
     Proceeds from maturities, calls and paydowns of investment securities            15,534             11,558
     Proceeds from sales of investment securities                                     29,307              6,049
     Purchase of investment securities                                               (15,090)           (18,498)
     Net increase in loans                                                           (18,119)           (12,233)
     Additions to premises and equipment, net                                           (790)            (1,429)
                                                                             ---------------   ----------------
                    Net cash provided by (used in) investing activities               10,842            (14,553)
                                                                             ---------------   ----------------


Cash flows from financing activities:
     Net increase in deposits, including escrow deposits                              13,400             14,794
     Net decrease in short-term borrowings                                            (5,800)            (4,258)
     Stock options exercised                                                              17                  8
                                                                             ---------------   ----------------
                    Net cash provided by financing activities                          7,617             10,544
                                                                             ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                                  26,974             (2,212)
Cash and cash equivalents at beginning of period                                      45,778             37,861
                                                                             ---------------   ----------------

Cash and cash equivalents at end of period                                   $        72,752   $         35,649
                                                                             ===============   ================

                                 ENTERPRISE BANCORP, INC.

                          Consolidated Statements of Cash Flows
                                      (Continued)

                        Three months ended March 31, 2003 and 2002



                                                                                  March 31,          March 31,
                                                                                    2003               2002
(Dollars in thousands)                                                          (Unaudited)       (Unaudited)
                                                                               --------------     --------------

Supplemental financial data:
     Cash paid for:
         Interest expense                                                     $         1,915     $        2,511
         Income taxes                                                                   1,800                 12

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

(2)      Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the company's December 31, 2002 audited consolidated financial statements and notes thereto. Interim results are not necessarily indicative of results to be expected for the entire year. The company has not changed its significant accounting and reporting policies from those disclosed in its 2002 annual report.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and impairment valuation of goodwill.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(3)      Stock Options

The company measures compensation cost for stock-based compensation plans using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company's common stock.

Had the company determined compensation expense using the fair value method, based on the fair value at the grant date for its stock options, the company's net income would have been reduced to the pro forma amounts indicated below:



                                                                                  For the three months ended March 31,
   ($ in thousands, except per share data)                                                2003            2002
                                                                                      -------------- ---------------

   Net income as reported                                                             $         504  $        1,489
   Pro forma net income                                                                         452           1,444

   Basic earnings per share as reported                                                        0.14            0.43
   Pro forma basic earnings per share                                                          0.13            0.42

   Fully diluted earnings per share as reported                                                0.14            0.42
   Pro forma fully diluted earnings per share                                                  0.12            0.40


The per share weighted average fair value of stock options was determined to be $4.78 for options granted in 2002. There were no options granted in 2003. The fair value of the options was determined to be 24% of the market value of the stock at the date of grant in 2002. The value was determined by using the Black-Scholes model. The assumptions used in the model at the last option grant date for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively.

(4)      Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period. Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 127,367 and 116,152 for the quarters ended March 31, 2003 and March 31, 2002, respectively.

(5)      Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. In 2002, the stockholders utilized the DRP to reinvest $778,000 of the dividends paid by the company in June into 42,717 shares of the company's common stock. On April 15, 2003 the board of directors of the company approved an annual dividend of $0.38 per share, payable on June 27, to shareholders of record as of June 6, 2003.

(6)      Intangible Assets

On July 21, 2000 the bank acquired two Fleet National Bank branch offices. The excess of cost over the fair market value of assets acquired and liabilities assumed of approximately $7.9 million was allocated to core deposit intangible assets and goodwill, which were valued at $1.3 million and $6.6 million, respectively, at the acquisition date.

(7)      Accounting Rule Changes

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The company adopted SFAS 145 on January 1, 2003. Adoption of the standard did not materially affect the company's financial condition, results of operations, earnings per share or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This Interpretation requires the recording at fair value of the issuance of guarantees, which would include the issuance of standby letters of credit. The company adopted this Interpretation beginning on January 1, 2003. Adoption of the Interpretation did not materially affect the company's financial condition, results of operations, earnings per share or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Companies are able to eliminate a "ramp-up" effect that the original SFAS No. 123 transition rule created in the year of adoption. Companies can now choose to elect a method that will provide for comparability amongst years reported. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002, while the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002. See Note (3) above for pro forma information under SFAS No. 123 as amended by SFAS No. 148.

In April 2003, the FASB announced that it will issue new rules requiring all companies to expense the value of employee stock options. Companies will be required to measure the cost according to the fair value of the options at the grant date. The FASB has not yet clarified how the fair value of the options is to be determined. The FASB plans to issue an exposure draft later this year that could become effective in 2004.

(8)    Massachusetts Department of Revenue Tax Dispute

Enterprise Realty Trust, Inc. ("ERT") is a real estate investment trust, which is 99.9% owned by the bank. Since the organization of ERT as a subsidiary of the bank, and continuing through the end of 2002, the company paid state income taxes to the Commonwealth of Massachusetts based upon the position that the bank was authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank's taxable income for Massachusetts state tax purposes and that ERT, as a qualified real estate investment trust, owed no state taxes on the amounts paid as dividends to the bank. The Massachusetts Department of Revenue (the "DOR") has asserted that the company owes additional state taxes and interest totaling an aggregate amount of $2.3 million for the tax years ended December 31, 1999, 2000 and 2001 in connection with the bank's operation of ERT. The DOR has taken the position that either the income received by the bank in the form of dividends from ERT is fully taxable under applicable Massachusetts tax law or ERT itself should be subject directly to tax on such amounts. On this basis, the company would also be required to pay additional Massachusetts income tax for the tax year ended December 31, 2002 totaling approximately $1.2 million. To the company's knowledge, it is one of approximately sixty-five banks located in Massachusetts that are involved in a tax dispute of this type with the DOR.

In addition, in March 2003 the state legislature passed, and the governor of Massachusetts signed, a supplemental budget bill, which, among other provisions, changed the state's tax laws on a current and retroactive basis back to 1999, which, if enforceable, would require the company to pay the additional taxes that the DOR seeks to collect for its tax years 1999 through 2002.

The company is currently disputing the DOR's assertion that it owes additional taxes for any prior years. The company believes that it has complied fully with the applicable Massachusetts tax laws in deducting 95% of the dividends received by the bank from ERT in calculating its taxable income for Massachusetts tax purposes. The company also believes that ERT is a properly qualified real estate investment trust and, as such, owes no taxes to the Commonwealth of Massachusetts on any amounts that it has paid as dividends to the bank in prior years. Moreover, the company has been advised that the retroactive changes to the state's tax laws contained in the recently passed legislation are subject to constitutional challenge.

Nonetheless, as a result of the enactment of the legislation, in the first quarter of 2003 the company recorded a one-time income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002.

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

In addition, beginning with the first quarter of 2003, the company has recorded, and will continue to record for the periods thereafter, state income tax liability on ERT's taxable income.

(9) Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon the bank creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments were estimated to be the fees charged to enter into similar agreements. At March 31, 2003 and 2002 these amounts were not material and therefore are not reflected on the balance sheets.

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. At March 31, 2003 and 2002, the company had commitments to sell loans totaling $10,403,000 and $1,467,000, respectively.

The company is involved in various legal proceedings incidental to its business. After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.


(10)   Reclassification

Certain fiscal 2002 information has been reclassified to conform to the 2003 presentation.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in this report.

Capital Resources

The company's actual capital amounts and capital adequacy ratios are presented in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented.



                                                                        Minimum Capital            Minimum Capital
                                                                          for Capital                   to be
                                                 Actual                Adequacy Purposes           Well Capitalized
                                        -------------------------- -------------------------- ----------------------------
(Dollars in thousands)                     Amount       Ratio         Amount        Ratio        Amount        Ratio
                                        ------------ ------------- ------------- ------------ ------------- --------------
As of March 31, 2003:

Total Capital
     (to risk weighted assets)           $    56,379       11.22%   $     40,195        8.00%  $     50,244       10.00%

Tier 1 Capital
     (to risk weighted assets)                50,056        9.96%         20,098        4.00%        30,146        6.00%

Tier 1 Capital*
     (to average assets)                      50,056        7.26%         27,568        4.00%        34,460        5.00%

       * For the bank to qualify as "well capitalized", it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet

Total Assets

At March 31, 2003, total assets increased by $13.9 million, or 1.9%, since December 31, 2002. The increase was primarily attributable to increases in federal funds sold of $38.5 million and loans of $17.5 million, offset by a decrease of $31.1 million in investment securities. The increase in assets was funded primarily by growth in deposits, including escrow accounts of depositors, of $13.4 million, offset by a decrease in short-term borrowings of $5.8 million.

Federal funds sold

The balance of $38.5 million at March 31, 2003 consisted of $10.5 million in proceeds from investment sales received March 26th and month-end deposit inflows. The balance included $4.5 million of money market preferred securities with a forty-five day term. The average federal funds sold balance during the three months ended March 31, 2003 was $8.9 million.

Investments

At March 31, 2003, all of the company's investment securities were classified as available-for-sale and carried at fair value. At March 31, 2003, the investment portfolio represented 28.4% of total assets. The net unrealized appreciation at March 31, 2003 was $4.5 million compared to $6.8 million at December 31, 2002. The decrease in net unrealized appreciation was primarily due to recognition of $1.3 million in gains on sales of $29.3 million of securities. In January 2003, the company began implementing a long-term strategy of investing in a professionally managed portfolio of blue chip growth and income equity securities. At March 31, 2003, the balance of this equity portfolio was $0.3 million. The net unrealized appreciation/depreciation in the company's bond portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company's bond portfolio, as rates rise, or the securities approach maturity, the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized appreciation will only be realized if the securities are sold.

Loans

Total loans, before the allowance for loan losses, were $431.6 million, or 58.9% of total assets, at March 31, 2003, compared to $414.1 million, or 57.6% of total assets, at December 31, 2002. The increase in loans of $17.5 million for the quarter ended March 31, 2003 was primarily attributed to originations of commercial real estate and construction loans.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $13.4 million, or 2.1%, during the first three months of 2003, from $638.0 million and 88.8% of total assets at December 31, 2002, to $651.4 million and 88.9% of total assets at March 31, 2003. The increase consists of growth of $12.0 million in retail savings, checking and money market deposits, and $2.7 in certificates of deposit, offset by a decline of $1.3 million in business and municipal savings deposits.

Short-term borrowings, consisting of securities sold under agreements to repurchase and Federal Home Loan Bank ("FHLB") borrowings, decreased by $5.8 million, or 33.7%, from $17.2 million at December 31, 2002 to $11.4 million at March 31, 2003.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $5.6 million from $2.4 million at December 31, 2002 to $7.9 million at March 31, 2003. The increase is primarily attributed to month-end activity associated with the daily investment of the bank's commercial sweep accounts with Federated Investors, Inc. ("Federated").

Non-performing Assets /Loan Loss Experience

The following table sets forth non-performing assets at the dates indicated:



                                                                  March 31,         December 31,        March 31,
(Dollars in thousands)                                               2003               2002               2002
                                                               -----------------  -----------------  ----------------

Non-accrual loans                                              $          1,839   $          1,915   $         2,303
Accruing loans > 90 days past due                                             -                  3                 1
                                                               ----------------  -----------------  ----------------
     Total non-performing loans                                           1,839              1,918             2,304
Other real estate owned                                                       -                  -                 -
                                                               ----------------  -----------------  ----------------
     Total non-performing assets                               $          1,839   $          1,918   $         2,304
                                                               ================  =================  ================

Non-performing loans: Loans                                                0.43%              0.46%             0.59%
                                                               ================  =================  ================
Non-performing assets: Total assets                                        0.25%              0.27%             0.36%
                                                               ================  =================  ================
Delinquent loans 30-89 days past due: Loans                                0.51%              0.31%             0.54%
                                                               ================  =================  ================


Total non-performing loans decreased by $0.5 million from March 31, 2002 to March 31, 2003 and by $0.1 million from December 31, 2002 to March 31, 2003. The ratio of non-performing loans to gross loans decreased from 0.59% to 0.43% and from 0.46% to 0.43% over the same respective periods. These declining ratios are due to the declining non-performing loan balances compared to the increase in loans outstanding at March 31, 2003, of 4.2% since December 31, 2002, and 11.3% since March 31, 2002.

The ratio of delinquent loans (30 - 89 days past due) to gross loans decreased from 0.54% at March 31, 2002 to 0.31% at December 31, 2002, and increased from 0.31% to 0.51% from December 31, 2002 to March 31, 2003. The increase at March 31, 2003 is primarily due to an increase in commercial mortgage loans past due 59 days or less.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, continuing adverse conditions within the bank's market area, as well as any other adverse changes in the local, regional or national economic conditions, could negatively impact the bank's level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:



                                                                                 Three months ended March 31,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2003                  2002
                                                                             ----------------      ----------------

Balance at beginning of year                                                 $         9,371       $         8,547
Loans charged off
     Commercial                                                                                                 46
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               -                     -
     Home equity                                                                           -                     -
     Other                                                                                39                     3
                                                                             ---------------      ----------------
                                                                                          39                    49
                                                                             ---------------      ----------------

Recoveries on loans charged off
     Commercial                                                                          110                     -
     Commercial real estate                                                                -                     -
     Construction                                                                          -                     -
     Residential real estate                                                               -                     2
     Home equity                                                                           -                     -
     Other                                                                                 2                    12
                                                                             ---------------      ----------------
                                                                                         112                    14
                                                                             ---------------      ----------------

Net loans (charged off) recovered                                                         73                   (35)
Provision charged to operations                                                          300                   390
                                                                             ---------------      ----------------
Balance at March 31                                                          $         9,744       $         8,902
                                                                             ===============      ================

Annualized net loans (charged off) recovered: Average loans outstanding                 0.07%                (0.04)%
                                                                             ===============      ================
Allowance for loan losses: Loans                                                        2.26%                 2.29%
                                                                             ===============      ================
Allowance for loan losses: Non-performing loans                                       529.85%               386.37%
                                                                             ===============      ================

The ratio of the allowance for loan losses to non-performing loans was 529.85% at March 31, 2003 compared to 386.37% at March 31, 2002. The increase in 2003 resulted from an increase of 9.5% in the balance of the allowance for loan losses due to provisions of $1.2 million, offset by charge offs of $0.4 million, from April 1, 2002 through March 31, 2003. The level of non-performing loans decreased from $2.3 million at March 31, 2002 to $1.8 million at March 31, 2003. Also during the period, the bank's ratio of the allowance for loan losses to loans decreased from 2.29% at March 31, 2002 to 2.26% at March 31, 2003. Although non-performing loans have decreased management considered it prudent to continue to provide for loan losses based on growth in the commercial loan portfolio and concerns over the stability of the local economy. The Labor Department statistics for 2002 indicate that "the metropolitan region made up of Lowell, Lawrence (Massachusetts) and southern New Hampshire lost 5,200 jobs in 2002, the fourth-largest percentage increase in unemployment in the nation." (The Lowell Sun, 3/28/03)

Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan losses was adequate at March 31, 2003.

                              Results of Operations

     Three Months Ended March 31, 2003 vs. Three Months Ended March 31, 2002

The company reported net income of $504,000 for the three months ended March 31, 2003, versus $1,488,000 for the three months ended March 31, 2002. The company had basic earnings per common share of $0.14 and $0.43 and diluted earnings per common share of $0.14 and $0.42 for the three months ended March 31, 2003 and March 31, 2002, respectively.

The following table highlights changes, which affected the company's earnings for the periods indicated:



                                                                                 Three months ended March 31,
                                                                             --------------------------------------
(Dollars in thousands)                                                            2003                  2002
                                                                             ----------------      ----------------

Average assets                                                               $       700,181       $       626,570
Average deposits and short-term borrowings                                           633,686               567,893
Average investment securities and federal funds sold at book value                   219,028               192,010
Average loans, net of deferred loan fees                                             425,596               383,853
Net interest income                                                                    7,538                 6,982
Provision for loan losses                                                                300                   390
Tax expense                                                                            3,461                   539
Average loans: Average deposits and borrowings                                         67.16%                67.59%
Non-interest expense: Average assets (1)                                                3.57%                 4.10%
Non-interest income: Average assets (1) (2)                                             0.92%                 0.88%
Average tax equivalent rate earned on interest earning assets                           6.05%                 6.82%
Average rate paid on interest bearing deposits and short-term borrowings                1.47%                 2.21%
Average rate paid on total deposits and borrowings                                      1.20%                 1.80%
Net interest margin                                                                     4.87%                 5.05%

(1) Ratios have been annualized based on number of days for the period
(2) Excludes net gains on sale of investment securities

Net Interest Income

The company's net interest income was $7,538,000 for the three months ended March 31, 2003, an increase of $556,000, or 8.0%, from $6,982,000 for the three months ended March 31, 2002.

Interest income decreased by $84,000 for the three months ended March 31, 2003 and was $9,416,000 compared to $9,500,000 for the same period ended March 31, 2002. This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 77 basis points to 6.05% for the three months ended March 31, 2003 compared to 6.82% for the same period ended March 31, 2002, offset by an increase in the average balance of interest earning assets of $68.7 million or 11.9% to $644.6 million for the three months ended March 31, 2003 compared to $575.9 million for the three months ended March 31, 2002.

The $68.7 million increase in average balance of interest earning assets was due to increases in the average loan balance of $41.7 million, or 10.9%, and the average investment securities and federal funds sold balance of $27.0 million, or 14.1%, compared to the same period ended March 31, 2002. The average rate earned on loans declined by 70 basis points to 6.57% for the three months ended March 31, 2003, from 7.27% for the same period ended March 31, 2002. The average tax equivalent yield on investment securities and federal funds sold decreased by 88 basis points to 5.04% for the three months ended March 31, 2003 from 5.92% for the same period ended March 31, 2002.

Interest expense for the three months ended March 31, 2003 was $1,878,000 compared to $2,518,000 for the same period ended March 31, 2002, resulting primarily from a decrease in the average interest rate paid on interest bearing liabilities of 74 basis points to 1.47% for the three months ended March 31, 2003 compared to 2.21% for the same period ended March 31, 2002, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $58.4 million, or 12.7%, to $519.8 million for the three months ended March 31, 2003 as compared to $461.4 million for the same period ended March 31, 2002.

The average interest rate paid on savings, checking and money market deposit accounts decreased by 37 basis points for the three months ended March 31, 2003 compared to the same period ended March 31, 2002. The decrease in the average rate paid was offset by an increase in the average balance of such deposit accounts of $97.7 million, or 37.7%, to $359.5 million for the three months ended March 31, 2003 as compared to $261.8 million for the same period ended March 31, 2002. The decrease in rate is attributable to lower market interest rates.

The average interest rate on time deposits decreased by 118 basis points, to 2.69%, for the three months ended March 31, 2003 compared to 3.87% for the same period ended March 31, 2002. The average balance on time deposits decreased by $2.1 million, or 1.4%, to $154.1 million for the three months ended March 31, 2003 as compared to $156.3 million for the same period ended March 31, 2002.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep and FHLB borrowings, decreased to 1.71% for the three months ended March 31, 2003, compared to 1.78% for the three months ended March 31, 2002. The average balance of short-term borrowings for the three months ended March 31, 2003 decreased by $37.2 million, or 85.8%, to $6.2 million as compared to $43.3 million for the three months ended March 31, 2002. The decrease in average balance was attributable primarily to the completion of the transition of the bank's commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds during the second quarter of 2002.

Net interest margin decreased to 4.87% for the three months ended March 31, 2003 from 5.05% for the same period ended March 31, 2002, primarily due to a decrease of 77 basis points in the tax equivalent yield on interest earning assets offset by a 74 basis point decrease in the rate paid on interest bearing deposits and by the $68.7 million increase in the average balance of interest earning assets.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended March 31, 2003 and March 31, 2002, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).



                                                 AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

                                               Three Months Ended March 31, 2003       Three Months Ended March 31, 2002
                                              -------------------------------------  --------------------------------------
                                                 Average                 Interest       Average                  Interest
(Dollars in thousands)                           Balance      Interest    Rates (3)      Balance     Interest    Rates (3)
                                              ------------ ------------ -----------  ------------ ------------ ------------

Assets:
     Loans (1) (2)                           $     425,596 $      6,890   6.57%     $     383,853 $      6,881    7.27%
     Investment securities & federal funds
     sold (3)                                      219,028        2,526   5.04%           192,010        2,619    5.92%
                                             ------------- ------------             ------------- ------------
       Total interest earnings assets              644,624        9,416   6.05%           575,863        9,500    6.82%
                                                           ------------                           ------------
     Other assets (4)                               55,557                                 50,707
                                             -------------                          -------------

       Total assets                          $     700,181                          $     626,570
                                             =============                          =============

Liabilities and stockholders' equity:
     Savings/PIC/MMDA                        $     359,535          828   0.93%     $     261,817          837    1.30%
     Time deposits                                 154,146        1,024   2.69%           156,279        1,491    3.87%
     Short-term borrowings                           6,166           26   1.71%            43,319          190    1.78%
                                             ------------- ------------             ------------- ------------
       Total interest-bearing deposits and
       borrowings                                  519,847        1,878   1.47%           461,415        2,518    2.21%
                                             ------------- ------------             ------------- ------------

Net interest rate spread (3)                                              4.58%                                   4.61%

     Non-interest bearing deposits                 113,839                                106,478
                                             ------------- ------------             ------------- ------------
       Total deposits and borrowings               633,686        1,878   1.20%           567,893        2,518    1.80%

     Other liabilities                               5,399                                  4,646
                                             -------------                          -------------
       Total liabilities                           639,085                                572,539

Trust preferred securities                          10,500                                 10,500
Stockholders' equity                                50,596                                 43,531
                                             -------------                          -------------

       Total liabilities, trust preferred
         Securities and stockholders' equity $     700,181                          $     626,570
                                             =============                          =============

Net interest Income                                        $      7,538                           $      6,982
                                                           ============                           ============

Net interest margin                                                       4.87%                                   5.05%



                                                                  Changes due to
                                                    -------------------------------------------
                                                                             Interest   Rate/
(Dollars in thousands)                                Total       Volume       Rate     Volume
                                                    ----------  ----------  ---------- --------

Assets:
     Loans (1) (2)                                  $       9  $      748  $    (663)  $   (76)
     Investment securities & federal funds
     sold (3)                                             (93)        400       (422)      (71)
                                                    ---------  ----------  ---------   -------
       Total interest earnings assets                     (84)      1,148     (1,085)     (147)
                                                    ---------  ----------  ---------   -------
     Other assets (4)


       Total assets


Liabilities and stockholders' equity:
     Savings/PIC/MMDA                                      (9)        313       (239)      (83)
     Time deposits                                       (467)        (20)      (455)        8
     Short-term borrowings                               (164)       (163)        (7)        7
                                                    ---------  ----------  ---------   -------
       Total interest-bearing deposits and
       borrowings                                        (640)        130       (701)      (68)
                                                    ---------  ----------  ---------   -------

Net interest rate spread (3)

     Non-interest bearing deposits

       Total deposits and borrowings

     Other liabilities

       Total liabilities

Trust preferred securities
Stockholders' equity


       Total liabilities, trust preferred
         Securities and stockholders' equity


Net interest Income                                 $     556  $    1,018  $    (384)  $   (79)
                                                    =========  ==========  =========   =======

Net interest margin

(1) Average loans include non-accrual loans.
(2) Average loans are net of average deferred loan fees.
(3) Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect was $235 and $224 for the periods ended March 31, 2003 and March 31, 2002, respectively
(4) Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $300,000 and $390,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. Although non-performing loans have decreased, management considered it prudent to continue to provide for loan losses based on growth in the commercial loan portfolio and concerns over the stability of the local economy. The provision reflects real estate values and economic conditions in New England and in Greater Lowell, in particular, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management's assessment of current risk. The provision for loan losses is a significant factor in the company's operating results.

Non-Interest Income

Investment management and trust service fees decreased by $136,000, or 23.8%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily due to declining investment market values and, consequently, the fees charged as a percentage of that market value, offset by growth in assets under management.

Deposit service fees increased by $64,000, or 14.7%, for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. This increase was primarily due to higher overdraft and miscellaneous fees. The increase in fees was also partially due to the declining interest rate environment, which caused a reduction in the earnings credit posted to business checking accounts. The earnings credit offsets the service charges assessed by the bank.

Net gains on sales of investment securities amounted to $1.3 million and $0.4 million for the three months ended March 31, 2003 and March 31, 2002, respectively. These net gains were realized from securities sales of $29.3 million and $6.0 million in 2003 and 2002, respectively. These net gains resulted from management's decision to take advantage of certain investment opportunities and asset-liability repositioning.

Gains on sales of loans increased by $222,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, due to increased sales of fixed rate residential mortgage production resulting from the declining interest rate environment.

Other income for the three months ended March 31, 2003, was $321,000 compared to $248,000 for the three months ended March 31, 2002. This increase was primarily attributable to increases in loan fees, ATM surcharges and debit card fees, and processing fees generated from the Federated commercial sweep product.

Non-Interest Expenses

Salaries and benefits expense totaled $3,394,000 for the three months ended March 31, 2003, compared to $3,553,000 for the three months ended March 31, 2002, a decrease of $159,000 or 4.5%. This decrease was due to a reduction in the provision for the 2003 employee bonus due to the $1.9 million income tax charge related to the company's real estate investment trust subsidiary booked in March 2003 (which is explained further in note 8, "Massachusetts Department of Revenue Tax Dispute", to the company's consolidated financial statements contained in Item 1 of Part I of this report), offset by increases in health insurance premiums, payroll taxes, and salaries attributable to additional staff hired in 2002 to support the company's growth and strategic initiatives.

Occupancy expense was $1,246,000 for the three months ended March 31, 2003, compared to $1,130,000 for the three months ended March 31, 2002, an increase of $116,000 or 10.3%. The increase was primarily due to increases in depreciation expense, mainly due to the opening of the Lowell Connector branch in April 2002 and other infrastructure improvements, utility expenses, and maintenance and servicing of equipment.

Advertising and public relations expenses decreased by $52,000, or 21.9%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily due to the timing of the expenditures.

Audit, legal and other professional expenses decreased by $30,000, or 13.3%, for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to reduced technology related consulting fees.

Trust professional and custodial expenses decreased by $36,000, or 18.4%, for the three months ended March 31, 2003 compared to the same period in 2002. The reduction was due to declining investment market values as well as the restructuring of fee schedules.

Supplies, data processing, and telecommunication expense decreased by $43,000, or 12.8%, for the three months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily due to a reduction in data processing expenses due to timing differences of the expenditures.

Trust preferred expense was $290,000 for the three months ended March 31, 2003 and March 31, 2002. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities, which are utilized to support operating capital.

Amortization of intangible assets was $33,000 for the three months ended March 31, 2003 and March 31, 2002. The expense relates to the amortization of intangible assets resulting from the acquisition of two branches. These intangible assets are being amortized on a straight-line basis over ten years.

Other operating expense was $372,000 and $336,000 for the three months ended March 31, 2003 and March 31, 2002, respectively. The increase of $36,000, or 10.7%, for the 2003 period was primarily due to the company's growth and consists of increases in expenses for out sourced services, loan workout expenses and insurance offset by reductions in dues and entertainment, training and bad check expenses.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended March 31, 2003 and March 31, 2002 were $3.5 million and 87.3% and $539,000 and 26.6%, respectively. The current year expense reflects the $1.9 million income tax expense for the tax years 1999 through 2002 due to retroactive enactment of state tax legislation in March 2003. For further details on this current year tax expense, see note 8, "Massachusetts Department of Revenue Tax Dispute", to the company's consolidated financial statements contained in Item 1 of Part I of this report. Excluding this charge, the effective tax rate for the three months ended March 31, 2003 would have been 39.4%. The increase in this effective tax rate over the 2002 period reflects the effect of the new legislation on the current period, and the impact of security gains recognized during the 2003 quarter, which minimized the impact of the tax exempt interest from municipal securities.

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk

The company's primary market risk is interest rate risk, specifically, changes in the interest rate environment. The bank's investment and asset-liability committee (the "committee") is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The committee is comprised of certain members of the Board of Directors and certain members of senior management. The primary objectives of the bank's asset-liability policy is to monitor, evaluate and control the bank's interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital. The committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. These asset-liability strategies are reviewed regularly by management and presented to and discussed with the committee on at least a quarterly basis. The bank's asset-liability strategies may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income. The balancing of changes in interest income from interest earning assets and interest expense from interest bearing liabilities is accomplished through the asset-liability management program. The bank's simulation model analyzes various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts. The committee periodically reviews the guidelines or restrictions contained in the bank's asset-liability policy and adjusts them accordingly. The bank's current asset-liability policy is designed to limit the impact on net interest income to 7.5% in a 12-month period following the date of the analysis, in a rising and falling rate analysis of 100 and 200 basis points, spread evenly over the period.

Management believes there have been no material changes in the interest rate risk reported in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

                            PART II OTHER INFORMATION


Item 1            Legal Proceedings

                  Not Applicable, except for the matters described in note 8, "Massachusetts Department of Revenue Tax Dispute", to the company's consolidated financial statements contained in Item 1 of Part I of this report.

Item 2            Changes in Securities and Use of Proceeds

                  Not Applicable

Item 3            Defaults upon Senior Securities

                  Not Applicable

Item 4            Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5            Other Information

                  None

Item 6            Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       --------

                  Exhibit No. and Description
                  ---------------------------

                  10.24 Change in Control/Noncompetition Agreement dated as of April 20, 2003 by and among the company, the bank and Christopher W. McCarthy.

                  99 Certification of the company's principal executive officer and principal financial officer as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)    Reports on Form 8-K
                         -------------------

                  Current Report on Form 8-K filed on March 7, 2003 providing disclosure under Item 9 (Regulation FD Disclosure).

                  Current Report on Form 8-K/A filed on March 7, 2003 providing disclosure under Item 9 (Regulation FD Disclosure).

                  Current Report on Form 8-K filed on March 24, 2003 providing disclosure under Item 7 (Exhibits) and Item 9 (Regulation FD Disclosure).

                  Current Report on Form 8-K filed on April 29, 2003 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company's statements of income for the three months ended March 31, 2003 and 2002 and balance sheets at March 31, 2003, December 31, 2002 and March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTERPRISE BANCORP, INC.

DATE:  May 13, 2003                   /s/ John P. Clancy, Jr.
                                      -----------------------------
                                      John P. Clancy, Jr.
                                      President and Treasurer
                                      (Principal Financial Officer)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
              UNDER SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14


I, John P. Clancy, Jr. certify that:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date :  May 13, 2003                           /s/  John P. Clancy, Jr.
                                               ----------------------------
                                               John P. Clancy, Jr.
                                               President and Treasurer
                                               (Principal Financial Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 13, 2003                       /s/  George L. Duncan
                                          ---------------------------
                                          George L. Duncan
                                          Chairman and CEO
                                         (Principal Executive Officer)