Form 10-Q
period 2003-06-30
ENTERPRISE BANCORP INC /MA/
filed 2003-08-14
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 Merrimack Street, Lowell, Massachusetts, 01852
(Address of principal executive offices) (Zip code)

(978) 459-9000
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 13, 2003 Common Stock – Par Value $0.01, 3,591,416 shares outstanding

ENTERPRISE BANCORP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Enterprise Bancorp, Inc. (the “company”) wishes to caution readers that the following important factors, among others, may adversely affect the company’s future results and could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) the effect of unforeseen changes in interest rates; (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market; (iii) changes in asset quality and unanticipated increases in the company’s reserve for loan losses; (iv) the effect on the company’s competitive position within its market area of the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services; (v) the effect of technological changes and unanticipated technology-related expenses; (vi) the effect of unforeseen changes in consumer spending; (vii) the effect of changes in laws and regulations that apply to the company’s business and operations and unanticipated increases in the company’s regulatory compliance costs; (viii) unanticipated increases in employee compensation and benefit expenses; and (ix) the effect of changes in accounting, auditing or other standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2003 and December 31, 2002 (unaudited)

(Dollars in thousands)	June 30, 2003	Dec. 31, 2002

Assets

Cash and cash equivalents:
Cash and due from banks	$41,070	$45,778
Daily federal funds sold	66,065	—
Total cash and cash equivalents	107,135	45,778

Investment securities at fair value	178,613	239,096
Loans, less allowance for loan losses of $10,048 at June 30, 2003 and $9,371 at December 31, 2002	434,536	404,752
Premises and equipment	13,153	13,144
Accrued interest receivable	2,999	3,406
Deferred income taxes, net	3,191	1,978
Prepaid expenses and other assets	3,974	3,786
Income taxes receivable	838	93
Core deposit intangible, net of amortization	941	1,007
Goodwill	5,656	5,656

Total assets	$751,036	$718,696

Liabilities, Trust Preferred Securities and Stockholders’ Equity

Deposits	$677,809	$636,777
Short-term borrowings	6,423	17,233
Escrow deposits of borrowers	1,289	1,256
Accrued expenses and other liabilities	2,975	2,364
Accrued Interest Payable	402	486

Total liabilities	688,898	658,116

Commitments and contingencies

Trust preferred securities	$10,500	$10,500

Stockholders’ equity:
Preferred stock, $0.01 per value; 1,000,000 shares authorized; no shares issued	—	—

Common stock $0.01 par value; 10,000,000 shares authorized; 3,590,316 and 3,532,128 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	36	35
Additional paid-in capital	20,802	19,704
Retained earnings	27,725	25,873
Accumulated other comprehensive income	3,075	4,468

Total stockholders’ equity	51,638	50,080

Total liabilities, trust preferred securities and stockholders’ equity	$751,036	$718,696

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and six months ended June 30, 2003 and 2002 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Interest and dividend income:
Loans	$7,031	$6,979	$13,921	$13,860
Investment securities	2,057	2,649	4,558	5,232
Federal funds sold	63	30	88	66
Total interest income	9,151	9,658	18,567	19,158

Interest expense:
Deposits	1,719	2,368	3,571	4,696
Short-term borrowed funds	26	100	52	290
Total interest expense	1,745	2,468	3,623	4,986

Net interest income	7,406	7,190	14,944	14,172

Provision for loan losses	300	380	600	770
Net interest income after provision for loan losses	7,106	6,810	14,344	13,402

Non-interest income:
Investment management and trust service fees	500	468	935	1,039
Deposit service fees	563	460	1,063	896
Net gains on sales of investment securities	239	449	1,555	865
Gains on sales of loans	275	81	599	183
Other income	343	291	664	539
Total non-interest income	1,920	1,749	4,816	3,522

Non-interest expense:
Salaries and employee benefits	3,338	3,595	6,732	7,148
Occupancy expenses	1,291	1,277	2,541	2,426
Advertising and public relations	123	224	308	461
Audit, legal and other professional fees	174	243	370	466
Trust professional and custodial expenses	166	183	326	382
Supplies and postage	187	181	368	389
Trust preferred expense	290	290	580	579
Amortization of core deposit intangible assets	33	33	66	66
Other operating expenses	467	451	947	897
Total non-interest expense	6,069	6,477	12,238	12,814

Income before income taxes	2,957	2,082	6,922	4,110
Income tax expense	259	557	3,720	1,096

Net income	$2,698	$1,525	$3,202	$3,014

Basic earnings per share	$0.76	$0.44	$0.90	$0.87

Diluted earnings per share	$0.73	$0.42	$0.87	$0.84

Basic weighted average common shares outstanding	3,544,125	3,469,705	3,538,836	3,465,988

Diluted weighted average common shares outstanding	3,678,677	3,590,515	3,669,796	3,584,469

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2003 (unaudited)

			Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

	Common Stock
	Shares	Amount

Balance at December 31, 2002	3,532,128	$35	$19,704	$25,873		$4,468	$50,080

Comprehensive income
Net income				3,202	$3,202		3,202
Unrealized depreciation on securities, net of reclassification					(1,393)	(1,393)	(1,393)
Total comprehensive income					$1,809
Common stock dividend *				(1,350)			(1,350)
Common stock issued, dividend reinvestment plan *	38,063	1	940				941
Stock options exercised	20,125	—	158				158

Balance at June 30, 2003	3,590,316	$36	$20,802	$27,725		$3,075	$51,638

Disclosure of reclassification amount:
Gross unrealized depreciation arising during this period					$(802)
Tax benefit					328
Unrealized holding depreciation, net of tax					(474)
Less: reclassification adjustment for net gains included in net income (net of $636 tax)					919
Net unrealized depreciation on securities					$(1,393)

*                 Dividends declared were $0.38 per share, totaling $1.3 million.  The dividend was split between cash of $0.4 million, which was paid on June 27, 2003, and 38,063 shares valued at $0.9 million, which were issued on June 27, 2003 pursuant to the Company’s dividend reinvestment plan.

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Six months ended June 30, 2003 and 2002 (unaudited)

(Dollars in thousands)	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$3,202	$3,014
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	770
Depreciation and amortization	2,161	1,376
Amortization of intangible assets	66	66
Net gains on sales of investments	(1,555)	(865)
Gains on sales of loans	(599)	(183)
(Increase) decrease in:
Loans held for sale	1,370	84
Accrued interest receivable	407	11
Prepaid expenses and other assets	(188)	(595)
Deferred income taxes	(569)	(359)
Income taxes	(745)	(65)
Increase (decrease) in:
Accrued expenses and other liabilities	611	(77)
Accrued interest payable	(84)	(209)
Net cash provided by operating activities	4,677	2,968

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	31,018	22,600
Proceeds from sales of investment securities	59,128	21,582
Purchase of investment securities	(31,009)	(47,883)
Net increase in loans	(31,155)	(20,446)
Additions to premises and equipment, net	(1,306)	(2,433)
Net cash provided by (used in) investing activities	26,676	(26,580)

Cash flows from financing activities:
Net increase in deposits, including escrow deposits	41,065	85,340
Net decrease in short-term borrowings	(10,810)	(40,996)
Common stock dividends	(1,350)	(1,148)
Common stock issued - dividend reinvestment plan	941	778
Common stock issued - employee stock options	158	122
Net cash provided by financing activities	30,004	44,096

Net increase in cash and cash equivalents	61,357	20,484
Cash and cash equivalents at beginning of period	45,778	37,861

Cash and cash equivalents at end of period	$107,135	$58,345

Supplemental financial data:
Cash paid for:
Interest expense	$3,707	$5,170
Income taxes	5,042	1,519

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(1)           Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, and was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the “bank”), for the purpose of becoming the holding company for the bank.

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the company’s December 31, 2002 audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results to be expected for the entire year.  The company has not changed its significant accounting and reporting policies from those disclosed in its 2002 annual report.

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

(3)           Stock Options

The company measures compensation cost for stock-based compensation plans using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock.

Had the company determined compensation expense using the fair value method, based on the fair value at the grant date for its stock options, the company’s net income would have been reduced to the pro forma amounts indicated below:

	three months ended June 30,		six months ended June 30,
($ in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$2,698	$1,525	$3,202	$3,014
Pro forma net income	2,661	1,487	3,127	2,947

Basic earnings per share as reported	0.76	0.44	0.90	0.87
Pro forma basic earnings per share	0.75	0.43	0.88	0.85

Diluted earnings per share as reported	0.73	0.42	0.87	0.84
Pro forma diluted earnings per share	0.72	0.41	0.85	0.82

The per share weighted average fair value of stock options was determined to be $4.78 for options granted in 2002. There were no options granted in 2003. The fair value of the options was determined to be 24% of the market value of the stock at the date of grant in 2002.  The value was determined by using Hoadley’s binomial distribution model.  The assumptions used in the model for the 2002 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively.

(4)           Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period.  Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method. The increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation were 134,552 and 120,810 for the quarters ended June 30, 2003 and June 30, 2002, respectively, and 130,960 and 118,481 for the six months ended June 30, 2003 and June 30, 2002, respectively.

(5)           Dividend Reinvestment Plan

The company maintains a Dividend Reinvestment Plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. On April 15, 2003 the board of directors of the company approved an annual dividend of $0.38 per share, paid on June 27, to shareholders of record as of June 6, 2003. The stockholders utilized the DRP to reinvest $0.9 million of the dividends paid by the company in June 2003 into 38,063 shares of the company’s common stock

(6)           Intangible Assets

The excess of cost over the fair market value of assets acquired and liabilities assumed is allocated to core deposit intangible assets and goodwill.  Core deposit intangible assets are amortized to expense on a straight-line basis over ten years and reviewed for impairment regularly.  Goodwill is not amortized, but is evaluated for impairment at least annually using various fair value techniques including earnings and book value multiples.  Impairment, if any, in the carrying value of goodwill is charged to earnings.

(7)           Accounting Rule Changes

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The company adopted SFAS 145 on January 1, 2003.  Adoption of the standard did not materially affect the company’s financial condition, results of operations, earnings per share or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This Interpretation requires the recording at fair value of the issuance of guarantees, which would include the issuance of standby letters of credit.  The company adopted this Interpretation beginning on January 1, 2003.  Adoption of the Interpretation did not materially affect the company’s financial condition, results of operations, earnings per share or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies can now choose to elect one of three alternative methods for the transition.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002, while the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002.  See Note (3) above for pro forma information under SFAS No. 123.

In April 2003, the FASB announced that it expects to issue new rules requiring all companies to expense the value of employee stock options.  Companies will be required to measure the cost according to the fair value of the options at the grant date.  The FASB has not yet clarified how the fair value of the options is to be determined.  The FASB plans to issue an exposure draft later this year that could become effective in 2004.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 requires companies that issue certain types of “freestanding” financial instruments to treat them as liabilities on their balance sheets, measured at fair value, even though the instruments have characteristics of equity.  Previously issued instruments of the types specified in the Statement must be reclassified as liabilities.  Subsequent changes in the fair value of the instruments treated as liabilities must flow through the income statement.  The new requirement will also influence financial statement ratios.  SFAS No. 150 is effective for financial statements for interim periods beginning after June 15, 2003.  The company’s consolidated financial statements reflect $10.5 million of 10.875%, 30 year, trust preferred securities (redeemable on or after March 23, 2010) issued by a wholly owned trust subsidiary with associated expense classified as non-interest expense.  Beginning July 1, 2003 these securities will be reflected as debt with the related expense classified as interest expense.  This reclassification of the company’s trust preferred securities to debt for purposes of SFAS No. 150 is not expected to have an adverse impact on the company’s results of operations.

(8)           Massachusetts Department of Revenue Tax Dispute

Enterprise Realty Trust, Inc. (“ERT”) is a real estate investment trust, which is 99.9% owned by the bank.  Since the organization of ERT as a subsidiary of the bank, and continuing through the end of 2002, the company paid state income taxes to the Commonwealth of Massachusetts based upon the position that the bank was authorized under the express provisions of the applicable Massachusetts statute to exclude 95% of all dividends received by the bank from ERT in calculating the bank’s taxable income for Massachusetts state tax purposes and that ERT, as a qualified real estate investment trust, owed no state taxes on the amounts paid as dividends to the bank. In March 2003 the state legislature passed, and the governor of Massachusetts signed, a supplemental budget bill, which, among other provisions, changed the state’s tax laws on a current and retroactive basis back to 1999, which required the company to pay additional taxes for the tax years 1999 through 2002.

As a result of the enactment of the legislation, in the first quarter of 2003 the company recorded income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002.

In June 2003 the DOR proposed, and the bank accepted, an offer to settle all disputed assessments at 50% of the tax assessment with interest, but without penalty, for the tax years 1999 through 2002.  Under the terms of the settlement the net income tax charge to the bank was approximately $1.1 million.  As a result of this final settlement, in June the bank recorded a credit to tax expense of approximately $0.8 million to reverse the excess reserve taken in March.

In addition, beginning with the first quarter of 2003, the company has recorded, and will continue to record for the periods thereafter, state income tax liability on ERT’s taxable income.

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

The company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amounts of those instruments.  The company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the company upon extension of credit, is based on management’s credit evaluation of the borrower.  Collateral held varies, but may include security interests in mortgages, accounts receivable, inventory, property, plant and equipment and income-producing properties.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  At June 30, 2003 and 2002 these amounts were not material.

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At June 30, 2003 and 2002, the company had commitments to sell loans (including loans in portfolio designated as held for sale) totaling $12.2 million and $2.5 million, respectively.

The company is involved in various legal proceedings incidental to its business.  After review with legal counsel, management does not believe resolution of any present litigation will have a material adverseeffect on the financial condition or results of operations of the company.

(10)         Reclassification

Certain fiscal 2002 information has been reclassified to conform to the 2003 presentation.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report.

Capital Resources

The company’s actual capital amounts and capital adequacy ratios are presented in the table below.  The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2003:

Total Capital (to risk weighted assets)	$59,073	11.34%	$41,668	8.00%	$52,085	10.00%

Tier 1 Capital (to risk weighted assets)	52,519	10.08%	20,834	4.00%	31,251	6.00%

Tier 1 Capital (to average assets)*	52,519	7.47%	28,141	4.00%	35,177	5.00%

*                 For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet

Total Assets

At June 30, 2003, total assets increased by $32.3 million, or 4.5%, since December 31, 2002.  The increase was primarily attributable to increases in federal funds sold of $66.1 million and gross loans of $30.5 million, offset by a decrease of $60.5 million in investment securities. The increase in assets was funded primarily by growth in deposits, including escrow accounts of depositors, of $41.1 million, offset by a decrease in short-term borrowings of $10.8 million.

Federal funds sold

The balance in federal funds sold of $66.1 million at June 30, 2003 consisted of $56.6 million in overnight funds and $9.5 million of money market preferred securities with an average maturity less than forty-nine days. The average federal funds sold balance during the six months ended June 30, 2003 was $14.6 million, compared to $7.4 million for the same period in 2002.  The increase in federal funds sold was due to cash inflows from principal and interest payments on investment securities, proceeds on sales of securities, and deposit inflows.

Investments

At June 30, 2003, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At June 30, 2003, the investment portfolio’s fair market value of $178.6 million represented 23.8% of total assets.  The net unrealized appreciation on the entire portfolio at June 30, 2003 was $4.7 million compared to $6.8 million at December 31, 2002.  The decrease in net unrealized appreciation was primarily due to recognition of $1.7 million in gains, and $0.1 million in losses, on sales of $59.1 million of securities.  The net unrealized appreciation/depreciation in the company’s bond portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the company’s bond portfolio, as rates rise, or the securities approach maturity, the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized appreciation will only be realized if the securities are sold.  In January 2003, the company began investing in a professionally managed portfolio of blue chip growth and income equity securities.  At June 30, 2003, the balance of this equity portfolio was $0.7 million.

Loans

Total loans, before the allowance for loan losses, were $444.5 million, or 59.2% of total assets, at June 30, 2003, compared to $414.1 million, or 57.6% of total assets, at December 31, 2002.

Real estate loans were $283.3 million, or 63.7% of total loans, at June 30, 2003, compared to $254.0 million, or 61.3% of total loans, at December 31, 2002.  The increase of $29.3 million in real estate loans was due to an increase in commercial real estate and construction loans of $32.3 million, offset by a decrease in residential mortgage loans of $3.0 million.  The decrease in residential mortgage loans resulted from the refinancing of mortgage loans held in the bank’s portfolio.  The bank generally sells fixed rate residential mortgage loans and puts variable rate loans into the bank’s portfolio.  Loans held for sale totaled $1.4 million, or 0.3% of total loans, and $2.9 million, or 0.7% of total loans, at June 30, 2003 and December 31, 2002, respectively.

Commercial loans totaled $122.4 million, or 27.5% of total loans at June 30, 2003, compared to $122.0 million, or 29.5% of total loans at December 31, 2002.  Commercial loans include working capital loans, equipment financing (including equipment leases), standby letters of credit, term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $6.4 million at June 30, 2003 and $5.7 million at December 31, 2002.

The remainder of the loan portfolio is comprised of home equity loans and lines and consumer loans, primarily consisting of secured and unsecured personal loans and overdraft protection lines on consumer checking accounts.  Home equity and consumer loans amounted to $37.4 million, or 8.4% of total loans, and $35.2 million, or 8.5% of total loans, at June 30, 2003 and December 31, 2002, respectively.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $41.1 million, or 6.4%, during the first six months of 2003, from $638.0 million and 88.8% of total assets at December 31, 2002, to $679.1 million and 90.4% of total assets at June 30, 2003.  The increase consists of growth of $45.2 million in checking, demand deposit and retail savings accounts, and $10.2 million in retail money market deposits, offset by declines of $3.3 million in certificates of deposit and $11.0 million in business and municipal savings deposits.  The increase of $45.2 million in checking, demand deposit and retail savings accounts is partially due to large deposit inflows of approximately $20 million at the end of June, related to attorney escrow accounts.  These account balances regularly fluctuate with the mortgage market and the increase is considered temporary.

Short-term borrowings, consisting of securities sold under agreements to repurchase (repurchase agreements) and Federal Home Loan Bank (“FHLB”) borrowings, decreased by $10.8 million, or 62.7%, from $17.2 million at December 31, 2002 to $6.4 million at June 30, 2003.   The reduction is due to the payoff on January 1, 2003 of a $16.0 million overnight FHLB advance, taken at the end of December to support the bank’s liquidity needs, offset by a $5.0 million, six month, FHLB advance taken in April, and a slight increase in repurchase agreements of $0.2 million.

Accrued expenses and other liabilities

Accrued expenses and other liabilities increased $0.6 million from $2.4 million at December 31, 2002 to $3.0 million at June 30, 2003.  The increase is primarily attributed to month-end activity associated with the daily investment of the bank’s commercial sweep accounts with Federated Investors, Inc. (“Federated”), offset by the payment in February of the accrued employee bonus.

Non-performing Assets /Loan Loss Experience

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	June 30, 2003	Dec. 31, 2002	June 30, 2002

Non-accrual loans	$2,544	$1,915	$2,171
Accruing loans > 90 days past due	—	3	2
Total non-performing loans	2,544	1,918	2,173
Other real estate owned	—	—	—
Total non-performing assets	$2,544	$1,918	$2,173

Non-performing loans: Loans outstanding	0.57%	0.46%	0.55%
Non-performing assets: Total assets	0.34%	0.27%	0.32%
Delinquent loans 30-89 days past due: Loans	0.21%	0.31%	0.36%

Total non-performing loans decreased by $0.3 million from June 30, 2002 to December 31, 2002 and increased by $0.6 million from December 31, 2002 to June 30, 2003.  The increase in non-performing loans of $0.6 million for the six months ended June 30 2003 was primarily due to commercial loan additions of approximately $0.9 million, offset by the payoff of a commercial relationship of $0.3 million and principal paydowns.  Notwithstanding this increase, non-performing loans as a percentage of loans outstanding at June 30, 2003 remained relatively flat (increasing slightly as noted below) compared to the prior year.  The ratio of the allowance for loan losses to loans outstanding also remained relatively flat (increasing slightly as noted below) compared to the prior year. Total loans outstanding increased by 12.2% from June 30, 2002 through June 30, 2003.

The ratio of delinquent loans (30 – 89 days past due) to loans varied only slightly over the past year decreasing from 0.36% at June 30, 2002 to 0.31% at December 31, 2002, and continuing to decrease to 0.21% at June 30, 2003.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, continuing adverse conditions within the bank’s market area, as well as any other adverse changes in the local, regional or national economic conditions, could negatively impact the bank’s level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2003	2002

Balance at beginning of year	$9,371	$8,547
Loans charged off
Commercial	58	428
Commercial real estate	—	—
Construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	43	10
	101	438

Recoveries on loans charged off
Commercial	166	13
Commercial real estate	—	—
Construction	—	—
Residential real estate	—	2
Home equity	—	—
Other	12	6
	178	21

Net loans charged off /(recoveries)	(77)	417
Provision charged to operations	600	770
Balance at June 30	$10,048	$8,900

Annualized net loans charged off: Average loans outstanding	(0.02)%	0.22%
Allowance for loan losses: Loans outstanding	2.26%	2.24%
Allowance for loan losses: Non-performing loans	394.97%	409.57%

The ratio of the allowance for loan losses to non-performing loans was 394.97% at June 30, 2003 compared to 409.57% at June 30, 2002.   The decrease at June 30, 2003 compared to June 30, 2002 resulted from an increase of 12.9% in the balance of the allowance for loan losses, due mainly to provisions of $1.1 million from July 1, 2002 through June 30, 2003, offset by an increase of 17% in non-performing loans over the same period.  The ratio of non-performing loans to total loans increased slightly from 0.55% at June 30, 2002 to 0.57% at June 30, 2003.  Also during the period, the bank’s ratio of the allowance for loan losses to loans increased slightly from 2.24% at June 30, 2002 to 2.26% at June 30, 2003.  Management considered it prudent to continue to provide for loan losses based on growth in the commercial mortgage and construction loan portfolio and concerns over the stability of the local economy. According to a recent article in The Lowell Sun, the Labor Department statistics for 2002, indicate that “the metropolitan region made up of Lowell, Lawrence (Massachusetts) and southern New Hampshire lost 5,200 jobs in 2002, the fourth-largest percentage increase in unemployment in the nation.” (The Lowell Sun, 3/28/03)

Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan losses was adequate at June 30, 2003.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the bank’s investment and asset-liability committee. The bank’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity at the FHLB.

The bank’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The bank funds earning assets with deposits, short-term borrowings and stockholders’ equity.  At June 30, 2003 the bank has the ability to borrow additional funds from the FHLB of up to $137.3 million, and has the ability to issue up to $80.0 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The bank does not currently have any brokered deposits outstanding.  See the discussion above under “Deposits and Borrowing” regarding outstanding FHLB advances. Management believes that the bank has adequate liquidity to meet its commitments.

Results of Operations

Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002

The company reported net income of $3.2 million for the six months ended June 30, 2003, versus $3.0 million for the six months ended June 30, 2002.  The company had basic earnings per common share of $0.90 and $0.87 and diluted earnings per common share of $0.87 and $0.84 for the six months ended June 30, 2003 and June 30, 2002, respectively.

The following table highlights changes, which affected the company’s earnings for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2003	2002

Average assets	$706,590	$633,979
Average deposits and short-term borrowings	640,226	575,720
Average investment securities and federal funds sold at book value	219,521	196,037
Average loans, net of deferred loan fees	432,597	387,138
Net interest income	14,944	14,172
Provision for loan losses	600	770
Tax expense	3,720	1,096
Average loans: Average deposits and borrowings	67.57%	67.24%
Non-interest expense: Average assets (1)	3.49%	4.08%
Non-interest income: Average assets (1)	1.37%	1.12%
Average tax equivalent rate earned on interest earning assets	5.88%	6.76%
Average rate paid on interest bearing deposits and short-term borrowings	1.40%	2.15%
Average rate paid on total deposits and borrowings	1.14%	1.75%
Net interest margin (tax equivalent basis)	4.76%	5.03%

(1)   Ratios have been annualized based on number of days for the period

Net Interest Income

The company’s net interest income was $14.9 million for the six months ended June 30, 2003, an increase of $0.8 million or 5.4%, from $14.2 million for the six months ended June 30, 2002.

Net interest margin decreased to 4.76% for the six months ended June 30, 2003 from 5.03% for the same period ended June 30, 2002. The primary reason for the 27 basis point compression in net interest margin was due to the reduction in market interest rates since June 30, 2002.  Interest earning assets continue to reprice downward at market rates, whereas the cost of funds are at currently low market rates which restrict further corresponding rate reductions.

Interest income decreased by $0.6 million for the six months ended June 30, 2003 to $18.6 million compared to $19.2 million for the same period ended June 30, 2002.  This decrease resulted from a decrease in the average tax equivalent yield on interest earning assets of 88 basis points to 5.88% for the six months ended June 30, 2003 compared to 6.76% for the same period ended June 30, 2002, offset by an increase in the average balance of interest earning assets of $68.9 million or 11.8% to $652.1 million for the six months ended June 30, 2003 compared to $583.2 million for the six months ended June 30, 2002.

For the six months ended June 30, 2003, the average loan balance increased by $45.5 million, or 11.7%, and the average investment securities and federal funds sold balance increased by $23.5 million, or 12.0%, compared to the same period ended June 30, 2002.  The average rate earned on loans declined by 73 basis points to 6.49% for the six months ended June 30, 2003, from 7.22% for the same period ended June 30, 2002.  The average tax equivalent yield on investment securities and federal funds sold decreased by 119 basis points to 4.67% for the six months ended June 30, 2003, from 5.86% for the same period ended June 30, 2002.  This drop in investment yield is primarily due to proceeds of securities sales being reinvested at lower rates, as well as the acceleration of amortization expense on mortgage related investments.

Interest expense for the six months ended June 30, 2003 was $3.6 million compared to $5.0 million for the same period ended June 30, 2002, a decrease of $1.4 million or 27.3%.  This decrease resulted from a reduction in the average interest rate on interest bearing liabilities of 75 basis points to 1.40% for the six months ended June 30, 2003, compared to 2.15%

for the same period ended June 30, 2002, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $55.3 million, or 11.8%, to $522.9 million for the six months ended June 30, 2003, as compared to $467.6 million for the same period ended June 30, 2002.

The average interest rate on savings, checking and money market deposit accounts decreased 43 basis points for the six months ended June 30, 2003 compared to the same period ended June 30, 2002, due to lower market rates, while the average balance of such deposit accounts increased by $84.6 million, or 30.3%, to $363.5 million for the six months ended June 30, 2003 as compared to $278.9 million for the same period ended June 30, 2002.

The average interest rate on time deposits decreased by 113 basis points for the six months ended June 30, 2003 compared to the same period ended June 30, 2002.  The average balance on time deposits decreased by $2.7 million, or 1.7%, to $153.3 million for the six months ended June 30, 2003 as compared to $156.0 million for the same period ended June 30, 2002.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, “repurchase agreements”) and FHLB borrowings, decreased to 1.71%, for the six months ended June 30, 2003, compared to 1.79% for the six months ended June 30, 2002.  The average balance of short-term borrowings for the six months ended June 30, 2003 decreased by $26.6 million, or 81.3%, to $6.1 million as compared to $32.7 million for the six months ended June 30, 2002.  The decrease in average balance was attributable to the transition of the bank’s commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds, which was completed in the second quarter of 2002.

The average balance of non-interest bearing deposits increased by $9.2 million, or 8.5%, for the six months ended June 30, 2003.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.14% for the six month period ended June 30, 2003, compared to 1.75% for the same period ended June 30, 2002, a decline of 61 basis points.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the six months ended June 30, 2003 and June 30, 2002, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company’s earning assets.

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates (3)	Average Balance	Interest	Yield/ Rates (3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1) (2)	$432,597	$13,921	6.49%	$387,138	$13,860	7.22%	$61	$1,628	$(1,401)	$(166)
Investment securities & federal funds sold (3)	219,521	4,646	4.67%	196,037	5,298	5.86%	(652)	688	(1,166)	(174)
Total interest earnings assets	652,118	18,567	5.88%	583,175	19,158	6.76%	(591)	2,316	(2,567)	(340)
Other assets (4)	54,472			50,804

Total assets	$706,590			$633,979

Liabilities and stockholders’ equity:
Savings/NOW/MMDA	$363,482	1,614	0.90%	$278,881	1,836	1.33%	(222)	558	(595)	(185)
Time deposits	153,338	1,957	2.57%	156,008	2,860	3.70%	(903)	(49)	(874)	20
Short-term borrowings	6,116	52	1.71%	32,749	290	1.79%	(238)	(236)	(13)	11
Total interest-bearing deposits and borrowings	522,936	3,623	1.40%	467,638	4,986	2.15%	(1,363)	273	(1,482)	(154)

Net interest rate spread (3)			4.48%			4.61%

Non-interest bearing deposits	117,290			108,082
Total deposits and borrowings	640,226	3,623	1.14%	575,720	4,986	1.75%

Other liabilities	5,501			3,533
Total liabilities	645,727			579,253

Trust preferred securities	10,500			10,500
Stockholders’ equity	50,363			44,226

Total liabilities, trust preferred Securities and stockholders’ equity	$706,590			$633,979

Net interest Income		$14,944			$14,172		$772	$2,043	$(1,085)	$(186)

Net interest margin			4.76%			5.03%

(1)          Average loans include non-accrual loans.

(2)          Average loans are net of average deferred loan fees.

(3)          Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect was $476 and $446 for the periods ended  June 30, 2003 and June 30, 2002, respectively.

(4)          Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.6 million and $0.8 million for the six months ended June 30, 2003 and June 30, 2002, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to increase the allowance for loan losses in light of current economic uncertainty and continued commercial loan growth.  The provision reflects real estate values and economic conditions in New England and, in particular, Greater Lowell, the level of non-accrual loans, levels of charge-offs and recoveries, growth of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of current risk. There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. The provision for loan losses is a significant factor in the company’s operating results.

Non-Interest Income

Investment management and trust service fees decreased by $0.1 million, or 10%, for the six months ended June 30, 2003 compared to the same period in 2002.  The decrease was primarily due to declining investment market values and, consequently, the fees charged as a percentage of that market value.  Year to date average trust and investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds) were $278.9 million and $283.0 million for the six months ended June 30, 2003 and 2002, respectively.

Deposit service fees increased by $0.2 million, or 19%, for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.  The increase was due primarily to an increase in overdraft fees and in business checking and NOW account fees.  These fee increases were due to an increase in the average overdraft balances and increases in the average balances on savings, NOW and money market and checking accounts of $93.8 million, or 24%, for the six months ended June 30, 2003 compared to the same period in 2002.  The fee increase was also partially due to the declining interest rate environment, which caused a reduction in the earnings credit posted to business checking accounts.  The earnings credit offsets the service charges assessed by the bank.  The offsetting earnings credit rate is equal to the 91-day Treasury bill rate, which decreased approximately 80 basis points since June, 2002.

Net gains on sales of investment securities amounted to $1.6 million and $0.9 million for the six months ended June 30, 2003 and June 30, 2002, respectively.  These net gains were realized from securities sales of $59.1 and $21.6 million in 2003 and 2002, respectively.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gains on sales of loans increased by $0.4 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, due to continued sales of fixed rate residential mortgage production.  Residential mortgage originations increased due to a continued favorable real estate market and an increase in refinancing of existing mortgages resulting from the declining interest rate environment.

Other income for the six months ended June 30, 2003, was $0.7 million compared to $0.5 million for the six months ended June 30, 2002.  This increase was primarily attributable to increases in ATM and debit card fees and an increase in processing income earned on the Federated sweep product.

Non-Interest Expenses

Salaries and benefits expense totaled $6.7 million for the six months ended June 30, 2003, compared to $7.1 million for the six months ended June 30, 2002, a decrease of $0.4 million or 6%.  This decrease was due to a reduction in the provision for the 2003 employee bonus, due primarily to the $1.1 million income tax charge related to the company’s real estate investment trust (“REIT”) subsidiary (which is explained further in note 8, “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and under Item 9 of the company’s report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2003), offset by increases in the health insurance premiums, payroll taxes and salaries attributed to additional staff hired to support the company’s growth and strategic initiatives.

Occupancy expense amounted to $2.5 million for the six months ended June 30, 2003, compared to $2.4 million for the six months ended June 30, 2002, an increase of $0.1 million or 5%. The increase was primarily due to increases in depreciation expense, mainly due to the opening of the Lowell Connector branch in April 2002, and to a lesser degree opening the Fitchburg branch in May 2003, as well as expenditures for software licenses and maintenance to provide continued upgrades and enhancements to the bank’s technology systems.

Advertising and public relations expenses decreased by $0.2 million, or 33%, for the six months ended June 30, 2003 compared to the same period in 2002.  The decrease was primarily due to prior year expenditures related to the opening of the bank’s Lowell Connector office, in April of 2002, and advertising for the commercial lending and trust divisions.

Audit, legal and other professional expenses decreased by $0.1 million, or 21%, for the six months ended June 30, 2003 compared to the same period in 2002.  The decrease was primarily due to reduced technology consulting related expenditures, offset by increased legal expense related to Sarbanes-Oxley compliance and other corporate governance matters and the settlement with the Massachusetts Department of Revenue regarding the REIT tax assessments.

Trust professional and custodial expenses decreased by $0.1 million, or 15%, for the six months ended June 30, 2003 compared to the same period in 2002. The reduction was due to declining investment market values as well as the restructuring of fee schedules in the first quarter of 2003.

Supplies and postage expenses decreased slightly by 5%, for the six months ended June 30, 2003 compared to the same period in 2002. The decrease was primarily related to a decrease in supplies offset by a slight increase in postage.

Trust preferred expense was $0.6 million for each of the six month periods ended June 30, 2003 and June 30, 2002. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued in March 2000.

Amortization of core deposit intangible assets was $0.1 million for the six months ended June 30, 2003 and June 30, 2002. Core deposit intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses increased slightly by 6%, for the six months ended June 30, 2003 compared to the same period ended June 30, 2002.  The increase was primarily due to increased expenses for contract help and out-sourced services utilized by the bank for specialized technology related upgrades and maintenance, ATM network fees due to the addition of three ATMs to the network since April 2002, and an increase in correspondent bank service charges, due to the declining interest rate environment which caused a reduction in the earnings credit used to offset bank service changes.  These increases were offset by reductions in dues and entertainment expenses, training expenses and expenses related to loan workouts.

Income Tax Expense

Income tax expense and the effective tax rate for the six months ended June 30, 2003 and June 30, 2002 were $3.7 million and 53.7% and $1.1 million and 26.7%, respectively.  The current period reflects the $1.1 million income tax charge related to the bank’s settlement of the REIT tax dispute with the Massachusetts Department of Revenue, which is further detailed under Item 5 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.  For further details on the current year tax expense, see note 8, “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K referred to in the preceding sentence.  Excluding this charge, the effective tax rate for the six months ended June 30, 2003 would have been 38.2%.  The increase in this effective tax rate over the 2002 period reflects the effect on the current period of the elimination of the bank’s dividends received deduction on income earned by the REIT subsidiary, and the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes.

Results of Operations

Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002

The company reported net income of $2.7 million for the three months ended June 30, 2003, versus $1.5 million for the three months ended June 30, 2002.  The company had basic earnings per common share of $0.76 and $0.44 and diluted earnings per common share of $0.73 and $0.42 for the three months ended June 30, 2003 and June 30, 2002, respectively.

The following table highlights changes, which affected the company’s earnings for the periods indicated:

	Three months ended June 30,
(Dollars in thousands)	2003	2002

Average assets	$713,061	$641,360
Average deposits and short-term borrowings	646,694	581,851
Average investment securities and federal funds sold at book value	220,010	200,019
Average loans, net of deferred loan fees	439,522	390,387
Net interest income	7,406	7,190
Provision for loan losses	300	380
Tax expense	259	557
Average loans: Average deposits and borrowings	67.96%	67.09%
Non-interest expense: Average assets (1)	3.41%	4.05%
Non-interest income: Average assets (1)	1.08%	1.09%
Average tax equivalent rate earned on interest earning assets	5.71%	6.71%
Average rate paid on interest bearing deposits and short-term borrowings	1.33%	2.10%
Average rate paid on total deposits and borrowings	1.08%	1.70%
Net interest margin (tax equivalent basis)	4.65%	5.03%

(1) Ratios have been annualized based on number of days for the period

Net Interest Income

The company’s net interest income was $7.4 million for the three months ended June 30, 2003, an increase of $0.2 million or 3.0%, from $7.2 million for the three months ended June 30, 2002.

Net interest margin decreased to 4.65% for the three months ended June 30, 2003 from 5.03% for the same period ended June 30, 2002. The primary reason for the 38 basis point compression in net interest margin was due to the reduction in market interest rates since June 30, 2002.  Interest earning assets continue to reprice downward at market rates, whereas the cost of funds are at currently low market rates which restrict further corresponding rate reductions.

Interest income decreased by $0.5 million for the three months ended June 30, 2003 and was $9.2 million compared to $9.7 million for the same period ended June 30, 2002.  This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 100 basis points to 5.71% for the three months ended June 30, 2003 compared to 6.71% for the same period ended June 30, 2002, offset by an increase in the average balance of interest earning assets of $69.1 million, or 11.7%, to $659.5 million for the three months ended June 30, 2003 compared to $590.4 million for the three months ended June 30, 2002.

For the three months ended June 30, 2003, the average loan balance increased by $49.1 million, or 12.6%, and the average investment securities and federal funds sold balance increased by $20.0 million, or 10.0%, compared to the same period ended June 30, 2002.  The average rate earned on loans declined by 75 basis points to 6.42% for the three months ended June 30, 2003, from 7.17% for the same period ended June 30, 2002, while the average tax equivalent yield on investment securities and federal funds sold decreased by 151 basis points to 4.29% for the three months ended June 30, 2003 from 5.80% for the same period ended June 30, 2002. This drop in investment yield is primarily due to proceeds of securities sales being reinvested at lower rates, as well as the acceleration of amortization expense on mortgage related investments.

Interest expense for the three months ended June 30, 2003 was $1.7 million compared to $2.5 million for the same period ended June 30, 2002, resulting primarily from a decrease in the average interest rate paid on interest bearing liabilities of 77 basis points to 1.33% for the three months ended June 30, 2003 compared to 2.10% for the same period ended June 30, 2002, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $53.8 million, or 11.4%, to $526.0 million for the three months ended June 30, 2003 as compared to $472.2 million for the same period ended June 30, 2002.

The average interest rate on savings, checking and money market deposit accounts decreased by 49 basis points for the three months ended June 30, 2003 compared to the same period ended June 30, 2002, due to lower market rates, while the average balance of such deposit accounts increased by $71.6 million, or 24.2%, to $367.4 million for the three months ended June 30, 2003 as compared to $295.7 million for the same period ended June 30, 2002.

The average interest rate on time deposits decreased by 108 basis points for the three months ended June 30, 2003 compared to the same period ended June 30, 2002.  The average balance on time deposits decreased by $3.2 million, or 2.1%, to $152.5 million for the three months ended June 30, 2003 as compared to $155.7 million for the same period ended June 30, 2002.

The average interest rate on short-term borrowings, consisting of repurchase agreements and FHLB borrowings, decreased 22 basis points to 1.72% for the three months ended June 30, 2003, compared to 1.94% for the three months ended June 30, 2002.  The average balance of short-term borrowings for the three months ended June 30, 2003 decreased by $14.6 million, or 70.7%, to $6.1 million as compared to $20.7 million for the three months ended June 30, 2002.  The 22 basis point decrease in average rate paid on short-term borrowings resulted primarily from decreases in market rates, while the decrease in average balance was attributable to the transition of the bank’s commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds, which was completed in the second quarter of 2002.

The average balance of non-interest bearing deposits increased by $11.0 million, or 10.1%, for the three months ended June 30, 2003.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.08% for the three month period ended June 30, 2003, compared to 1.70% for the same period ended June 30, 2002, a decline of 62 basis points.

The following table sets forth, among other things, the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended June 30, 2003 and June 30, 2002, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company’s earning assets.

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1) (2)	$439,522	$7,031	6.42%	$390,387	$6,979	7.17%	$52	$878	$(730)	$(96)
Investment securities & federal funds sold (3)	220,010	2,120	4.29%	200,019	2,679	5.80%	(559)	290	(755)	(94)
Total interest earnings assets	659,532	9,151	5.71%	590,406	9,658	6.71%	(507)	1,168	(1,485)	(190)
Other assets (4)	53,529			50,954

Total assets	$713,061			$641,360

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$367,386	786	0.86%	$295,738	999	1.35%	(213)	241	(361)	(93)
Time deposits	152,537	933	2.45%	155,741	1,369	3.53%	(436)	(28)	(419)	11
Short-term borrowings	6,068	26	1.72%	20,703	100	1.94%	(74)	(71)	(11)	8
Total interest-bearing deposits and borrowings	525,991	1,745	1.33%	472,182	2,468	2.10%	(723)	142	(791)	(74)

Net interest rate spread (3)			4.38%			4.61%

Non-interest bearing deposits	120,703			109,669
Total deposits and borrowings	646,694	1,745	1.08%	581,851	2,468	1.70%

Other liabilities	5,730			4,525
Total liabilities	652,424			586,376

Trust preferred securities	10,500			10,500
Stockholders’ equity	50,137			44,484

Total liabilities, trust preferred securities and stockholders’ equity	$713,061			$641,360

Net interest Income		$7,406			$7,190		$216	$1,026	$(694)	$(116)

Net interest margin			4.65%			5.03%

(1)          Average loans include non-accrual loans.

(2)          Average loans are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $241 and $222 for the periods ended June 30, 2003 and June 30, 2002, respectively.

(4)          Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.3 million and $0.4 million for the three months ended June 30, 2003 and June 30, 2002, respectively. Although management believes that loan quality continues to be solid, management determined it was prudent to provide for loan losses in light of current economic uncertainty and continued commercial loan growth.  The provision reflects real estate values and economic conditions in New England and, in particular, Greater Lowell, the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of current risk. There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The provision for loan losses is a significant factor in the company’s operating results.

Non-Interest Income

Investment management and trust service fees increased slightly by 7%, for the three months ended June 30, 2003 compared to the same period in 2002.  The increase was primarily due to an increase in the average balance of investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds) for the three months ended June 30, 2003 of $16.5 million or 6%, compared to the three months ended June 30, 2002.

Deposit service fees increased by $0.1 million, or 22%, for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, due primarily to an increase in the average balance on savings, NOW, money market and checking accounts of $82.7 million, or 20%, for the three months ended June 30, 2003 compared to the same period in 2002, as well as a reduction in the earnings credit posted to business checking accounts, which offsets the service charges assessed by the bank.  The fee increase was also due to an increase in overdraft fees due to higher average overdraft balances of $0.2 million for the 2003 period compared to 2002.

Net gains on sales of investment securities amounted to $0.2 million and $0.4 million for the three months ended June 30, 2003 and June 30, 2002, respectively.  These net gains resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gains on sales of loans amounted to $0.3 million and $0.1 million for the three months ended June 30, 2003 and June 30, 2002, respectively. The increase was due to continued sales of fixed rate residential mortgage production which increased due to a continued favorable real estate market and an increase in refinancing of existing mortgages resulting from the declining interest rate environment.

Other income for the three months ended June 30, 2003 increased by $0.1 million, or 18%, over the three months ended June 30, 2002.  The increase was primarily attributable to increases in processing income earned on the Federated sweep product and increases in ATM and debit card fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3.3 million for the three months ended June 30, 2003, compared to $3.6 million for the three months ended June 30, 2002, a decrease of $0.3 million or 7%.  This decrease was due to a reduction in the provision for the 2003 employee bonus, primarily due to the $1.1 million income tax charge related to the company’s REIT trust subsidiary (which is explained further in note 8, “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and under Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003), offset by increases in the health insurance premiums, payroll taxes and salaries attributed to additional staff hired to support the company’s growth and strategic initiatives.

Occupancy expense was $1.3 million for each of the three month periods ended June 30, 2003 and June 30, 2002 Significant items include increases in expenditures for software licenses and maintenance to provide continued upgrades and enhancements to the bank’s technology systems, increases generally in rent, real estate taxes, and common area maintenance fees for the bank’s leased office space and depreciation expenses due to branch expansion, partially offset by a reduction due to full depreciation of certain assets during the current quarter.

Advertising and public relations expenses decreased by $0.1 million, or 45%, for the three months ended June 30, 2003 compared to the same period in 2002. The decrease was primarily due to initiatives undertaken in the prior year related to the commercial lending and trust divisions, as well as a decrease in contribution expense in the current year mainly due to the timing differences of the expenditures from year to year.

Audit, legal and other professional expenses decreased by $0.1 million, or 28%, for the three months ended June 30, 2003 compared to the same period in 2002.  The decrease was mainly associated with expenditures for consulting related to technology initiatives undertaken in 2002, which were not incurred in the current period, offset by current period legal expenses related to Sarbanes-Oxley compliance and other corporate governance matters and the settlement with the Massachusetts Department of Revenue regarding the REIT tax assessments.

Trust professional and custodial expenses decreased slightly by 9% for the three months ended June 30, 2003 compared to the same period in 2002. The decrease was primarily due to benefits achieved through a restructuring of the fee schedule in the first quarter of 2003, partially offset by an increase in average market value over the prior quarter.

Supplies and postage expenses increased slightly by 3% for the three months ended June 30, 2003 compared to the same period in 2002.

Trust preferred expense was $0.3 million for each of the three month periods ended June 30, 2003 and June 30, 2002.  The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued in March 2000.

Amortization of core deposit intangible assets remained unchanged for the three months ended June 30, 2003 and June 30, 2002. Core deposit intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses increased by 4% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.  The increase consisted of increases in contract help and out-sourced services utilized by the bank for specialized technology related upgrades and maintenance, increases in telecommunications, security and correspondent bank service charges, partially offset by decreases in expenditures for dues and entertainment, workout loans and bad check expenses.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended June 30, 2003 and June 30, 2002 were $0.3 million and 8.8% and $0.6 million and 26.8%, respectively. The current period reflects the $0.8 million income tax credit related to the bank’s settlement of the REIT tax dispute with the Massachusetts Department of Revenue, which is further detailed under Item 5 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.  For further details on this current year tax expense, see note 8, “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K referred to in the preceding sentence.  Excluding this credit, the effective tax rate for the three months ended June 30, 2003 would have been 36.8%.  The increase in this effective tax rate over the 2002 period reflects the effect on the current period of the elimination of the bank’s dividends received deduction on income earned by the REIT subsidiary, and the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The bank’s investment and asset-liability committee (the “committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of certain members of the Board of Directors and is supported by members of senior management.  The primary objectives of the bank’s asset-liability policy is to monitor, evaluate and control the bank’s interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. These asset-liability strategies are reviewed regularly by management and presented to and discussed with the committee on at least a quarterly basis. The bank’s asset-liability strategies may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the bank, anticipated growth of the bank and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income.  The balancing of changes in interest income from interest earning assets and interest expense from interest bearing liabilities is accomplished through the asset-liability management program.  On a quarterly basis, management completes a simulation of the bank’s net interest margin under various rate scenarios and presents it to the committee.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.  The committee periodically reviews the guidelines or restrictions contained in the bank’s asset-liability policy and adjusts them accordingly.

Management believes there have been no material changes in the interest rate risk reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4 – Controls and Procedures

Evaluation of Controls and Procedures

The company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the company’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic SEC filings.

Changes in Controls and Procedures

Subsequent to the date of management’s evaluation referred to above, there has been no change in the company’s internal controls that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II  OTHER INFORMATION

Item 1                     Legal Proceedings

Not Applicable, except for the settlement of the bank’s REIT tax dispute as described in note 8, “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and under Item 5 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

Item 2                     Changes in Securities and Use of Proceeds

Not Applicable

Item 3                     Defaults upon Senior Securities

Not Applicable

Item 4                     Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the company was held on May 6, 2003. Votes were cast as follows:

1.     To elect six Directors of the company, each for a three-year term:

Nominee	For	Against	Abstain
Gerald G. Bousquet	3,024,276	—	5,476
Kathleen M. Bradley	3,004,357	19,919	5,476
James F Conway, III	3,026,676	—	3,076
Nancy L. Donahue	3,004,357	19,919	5,476
Lucy A. Flynn	3,026,676	—	3,076
Nickolas Stavropoulos	3,026,676	—	3,076

2.               To approve and adopt the Company’s 2003 Stock Incentive Plan

For	Against	Abstain
2,843,220	137,684	48,848

3.               To ratify the Audit Committee’s appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending December 31, 2003:

For	Against	Abstain
2,982,896	19,919	26,937

Item 5                     Other Information

Not Applicable

Item 6                                                              Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit No. and Description

31.1     Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2     Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32        Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

(b)       Reports on Form 8-K

Current Report on Form 8-K filed on June 30, 2003 providing disclosure under Item 5 (Other Events), Item 7 (Exhibits) and Item 9 (Regulation FD Disclosure).

Current Report on Form 8-K filed on July 24, 2003 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three and six months ended June 30, 2003 and 2002 and balance sheets at June 30, 2003, December 31, 2002 and June 30, 2002.

[Remainder of Page Intentionally Blank]

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: August 14, 2003	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)