Form 10-Q
period 2003-09-30
ENTERPRISE BANCORP INC /MA/
filed 2003-11-13
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

November 12, 2003 Common Stock – Par Value $0.01, 3,592,166 shares outstanding

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

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets
September 30, 2003 and December 31, 2002

(unaudited)

(Dollars in thousands)	September 30, 2003	December 31, 2002

Assets

Cash and cash equivalents:
Cash and due from banks	$29,490	$45,778
Daily federal funds sold	67,500	—
Total cash and cash equivalents	96,990	45,778

Investment securities at fair value	170,189	239,096
Loans, less allowance for loan losses of $10,285 at September 30, 2003 and $9,371 at December 31, 2002	455,124	404,752
Premises and equipment	12,826	13,144
Accrued interest receivable	2,942	3,406
Deferred income taxes, net	3,987	1,978
Prepaid expenses and other assets	9,085	3,786
Income taxes receivable	394	93
Core deposit intangible, net of amortization	907	1,007
Goodwill	5,656	5,656

Total assets	$758,100	$718,696

Liabilities, Trust Preferred Securities and Stockholders’ Equity

Deposits	$677,078	$636,777
Short-term borrowings	6,406	17,233
Escrow deposits of borrowers	1,286	1,256
Accrued expenses and other liabilities	10,041	2,364
Accrued Interest Payable	360	486

Total liabilities	695,171	658,116

Trust preferred securities	10,500	10,500

Stockholders’ equity:
Preferred stock, $0.01 per value; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value; 10,000,000 shares authorized; 3,591,766 and 3,532,128 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	36	35
Additional paid-in capital	20,823	19,704
Retained earnings	29,588	25,873
Accumulated other comprehensive income	1,982	4,468

Total stockholders’ equity	52,429	50,080

Total liabilities, trust preferred securities and stockholders’ equity	$758,100	$718,696

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income
Three and nine months ended September 30, 2003 and 2002

(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Interest and dividend income:
Loans	$7,065	$7,079	$20,987	$20,939
Investment securities	1,428	2,649	5,986	7,881
Federal funds sold	155	104	242	170
Total interest income	8,648	9,832	27,215	28,990

Interest expense:
Deposits	1,597	2,464	5,168	7,160
Short-term borrowed funds	27	20	79	310
Total interest expense	1,624	2,484	5,247	7,470

Net interest income	7,024	7,348	21,968	21,520

Provision for loan losses	233	278	833	1,048
Net interest income after provision for loan losses	6,791	7,070	21,135	20,472

Non-interest income:
Investment management and trust service fees	484	445	1,419	1,484
Deposit service fees	559	460	1,622	1,355
Net gains on sales of investment securities	314	476	1,869	1,341
Gains on sales of loans	277	109	876	292
Other income	338	299	1,002	839
Total non-interest income	1,972	1,789	6,788	5,311

Non-interest expense:
Salaries and employee benefits	3,413	3,664	10,145	10,812
Occupancy expenses	1,274	1,293	3,815	3,719
Advertising and public relations	49	218	365	684
Audit, legal and other professional fees	181	380	690	912
Trust professional and custodial expenses	112	172	438	554
Supplies and postage	162	196	530	585
Trust preferred interest expense	285	285	856	856
Amortization of core deposit intangible assets	33	33	100	100
Other operating expenses	420	413	1,228	1,247
Total non-interest expense	5,929	6,654	18,167	19,469

Income before income taxes	2,834	2,205	9,756	6,314
Income tax expense	971	604	4,691	1,699

Net income	$1,863	$1,601	$5,065	$4,615

Basic earnings per share	$0.52	$0.45	$1.42	$1.32

Diluted earnings per share	$0.50	$0.44	$1.37	$1.28

Basic weighted average common shares outstanding	3,591,374	3,522,603	3,556,541	3,485,067

Diluted weighted average common shares outstanding	3,746,889	3,637,165	3,695,686	3,602,242

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity
Nine months ended September 30, 2003 (unaudited)

(Dollars in thousands, except per share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2002	3,532,128	$35	$19,704	$25,873		$4,468	$50,080

Comprehensive income
Net income				5,065	$5,065		5,065
Other comprehensive income, net of reclassification					(2,486)	(2,486)	(2,486)
Total comprehensive income					$2,579
Dividends on common stock *				(1,350)			(1,350)
Common stock issued, dividend reinvestment plan *	38,063	1	940				941
Stock options exercised	21,575	—	179				179
Balance at September 30, 2003	3,591,766	$36	$20,823	$29,588		$1,982	$52,429

Disclosure of other comprehensive income:
Unrealized losses on securities during the period					$(2,340)
Tax benefit					958
Unrealized holding losses, net of tax					(1,382)
Reclassification adjustment for gains included in net income:
Net realized gains on sales of securities during the period					(1,869)
Tax expense					765
Reclassification adjustment, net of tax					(1,104)

Other comprehensive income, net of reclassification					$(2,486)

*      Dividends declared were $0.38 per share, totaling $1.4 million.  The dividend was split between cash of $0.5 million, which was paid on June 27, 2003, and $0.9 million reinvested by shareholders into 38,063 shares, which were issued on June 27, 2003 pursuant to the company’s dividend reinvestment plan.

See the accompanying notes to the consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002 (unaudited)

(Dollars in thousands)	Sept. 30, 2003	Sept. 30, 2002
Cash flows from operating activities:
Net income	$5,065	$4,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	833	1,048
Depreciation and amortization	3,457	2,168
Amortization of intangible assets	100	100
Net gains on sales of investments	(1,869)	(1,341)
Gains on sales of loans	(876)	(292)
(Increase) decrease in:
Loans held for sale	3,265	(2,445)
Accrued interest receivable	464	133
Prepaid expenses and other assets	(5,299)	(586)
Deferred income taxes	(689)	(547)
Income taxes	(301)	176
Increase (decrease) in:
Accrued expenses and other liabilities	7,677	916
Accrued interest payable	(126)	(229)
Net cash provided by operating activities	11,701	3,716

Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of investment securities	69,928	33,628
Proceeds from sales of investment securities	64,439	42,075
Purchase of investment securities	(68,923)	(96,133)
Net increase in loans	(53,594)	(27,342)
Additions to premises and equipment, net	(1,613)	(2,743)
Net cash provided by (used in) investing activities	10,237	(50,515)

Cash flows from financing activities:
Net increase in deposits, including escrow deposits	40,331	116,083
Net decrease in short-term borrowings	(10,827)	(43,182)
Common stock dividends	(1,350)	(1,148)
Common stock issued - dividend reinvestment plan	941	778
Common stock issued - employee stock options	179	133
Net cash provided by financing activities	29,274	72,664

Net increase in cash and cash equivalents	51,212	25,865
Cash and cash equivalents at beginning of period	45,778	37,861

Cash and cash equivalents at end of period	$96,990	$63,726

Supplemental financial data:
Cash paid for:
Interest expense	$5,373	$7,699
Income taxes	5,692	2,069

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

Had the company determined compensation expense using the fair value method, based on the fair value at the grant date for its stock options, the company’s net income would have been reduced to the pro forma amounts indicated below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
($ in thousands, except per share data)	2003	2002	2003	2002

Net income as reported	$1,863	$1,601	$5,065	$4,615
Pro forma net income	1,826	1,547	4,953	4,494

Basic earnings per share as reported	0.52	0.45	1.42	1.32
Pro forma basic earnings per share	0.51	0.44	1.39	1.29

Diluted earnings per share as reported	0.50	0.44	1.37	1.28
Pro forma diluted earnings per share	0.49	0.43	1.34	1.25

The per share weighted average fair value of stock options was determined to be $4.78 for options granted in 2002. There have been no options granted in 2003. The fair value of the options was determined to be 24% of the market value of the stock at the date of grant in 2002.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2002 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively.

(4)                                  Accounting Rule Changes

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies can now choose to elect one of three alternative methods for the transition.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002, while the disclosures to be provided in interim financial reports are required for interim periods beginning after December 15, 2002.  See note 3, “Stock Options”, to the company’s consolidate financial statements contained in Part I, Item I of this report, for pro forma information under SFAS No. 123.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 requires companies that issue certain types of “freestanding” financial instruments to treat them as liabilities on their balance sheets, measured at fair value, even though the instruments have characteristics of equity.  Previously issued instruments of the types specified in the Statement must be reclassified as liabilities.  Subsequent changes in the fair value of the instruments treated as liabilities must flow through the income statement.  According to SFAS 150, prior financial statements are not restated, therefore all prior periods presented would reflect these securities as they are currently classified.  The new requirement would also influence financial statement ratios.  The company’s consolidated financial statements reflect $10.5 million of 10.875%, 30-year trust preferred securities (redeemable on or after March 23, 2010) issued by a trust subsidiary, Enterprise (MA) Capital Trust I (the “Trust”), classified on a separate line item between total liabilities and stockholders’ equity, with the related expense carried as non-interest expense.  In its current form, paragraphs 9 and 10 of SFAS No. 150 would require that these securities be reflected as interest bearing liabilities with the related expense classified as interest expense.

In November 2003, the FASB announced that it has deferred the effective date of the provisions of paragraphs 9 and 10 of SFAS No. 150.  However, it is uncertain exactly when, or if, the FASB will clarify these provisions and for how long this deferral will remain in effect.  If required, the reclassification of the company's trust preferred securities to interest bearing liabilities for purposes of SFAS No. 150 is not expected to have an adverse impact on the company's results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for the consolidation of Variable Interest Entities (VIEs) that function to support the activities of the primary beneficiary.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity.  In October 2003, the FASB announced that it had deferred the implementation date for FIN 46 to the fourth quarter of 2003 for VIEs in existence prior to February 1, 2003.  Pursuant to this deferral, public companies must complete an evaluation of existing VIEs, and the consolidation of those for which they are the primary beneficiary, for financial statements for periods ending after December 15, 2003.

The Trust constitutes the company’s only VIE.  The company is the owner of all of the Trust’s common shares and fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment.  At September 30, 2003 the company’s investment in the Trust was $380 thousand and the Trust had outstanding trust preferred securities totaling $10.5 million.

In its current form, FIN 46 may require the company to exclude its investment in the Trust from future financial statements.  This “deconsolidation” would cause the company to carry its $10.8 million of Junior Subordinated Deferrable Interest Debentures, which were issued by the company to the Trust in connection with the Trust’s issuance of its trust preferred securities, on the financial statements as borrowings with related interest expense, and to eliminate the trust preferred securities issued by the Trust from its financial statements.  The deconsolidation, if required, would not have a material impact on the company’s financial statements.

The company has been advised by its accountants that the deconsolidation of the Trust is an unintended consequence of FIN 46.  It is unknown, however, if or when the FASB will address the issue.

In July 2003, due to the potential accounting changes related to trust preferred securities noted above, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier I Capital, subject to applicable limits, for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve is in the process of reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.  As of September 30, 2003 the company's Tier I capital, excluding trust preferred securities, would still exceed the minimum required regulatory levels for capital adequacy purposes.

(5)                                  Massachusetts Department of Revenue Tax Dispute

The bank previously organized and controlled a real estate investment trust, Enterprise Realty Trust, Inc. (“ERT”), through which the bank held mortgages and mortgage-related securities.  This ownership structure enabled the company to receive favorable Massachusetts state income tax treatment on the income earned on the assets held by ERT.  This favorable tax treatment was initially disputed by the Massachusetts Department of Revenue (the “DOR”) in 2002 and subsequently eliminated on a retroactive basis back to 1999 by the Massachusetts legislature in March 2003.

As a result of the enactment of the legislation, in the first quarter of 2003 the company recorded income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002.

In June 2003 the DOR and the bank settled their dispute as to the tax amount owed for the tax years 1999 through 2002.  Under the terms of the settlement the net income tax charge to the bank was approximately $1.1 million and, consequently, in June the bank recorded a credit to tax expense of approximately $0.8 million to reverse the excess reserve taken in March.

In addition, beginning with the first quarter of 2003 and continuing through September 30, 2003, the company recorded state income tax liability on the income earned on the assets held by ERT.  On September 30, 2003 the company dissolved ERT and all ERT assets were transferred in liquidation to the bank.  The company will continue to record state income tax liability on the income earned on these additional assets held by the bank.

(6)                                  Earnings Per Share

Basic earnings per share are calculated by dividing net income by the year-to-date weighted average number of common shares that were outstanding for the period.  Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The tables below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the quarters and year to date periods ended September 30th and the effect of those shares on earnings:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic weighted average common shares outstanding	3,591,374	3,522,603	3,556,541	3,485,067
Dilutive shares	155,515	114,562	139,145	117,175
Diluted weighted average common shares outstanding	3,746,889	3,637,165	3,695,686	3,602,242

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Basic Earnings per share	$0.52	$0.45	$1.42	$1.32
Effect of dilutive shares	0.02	0.01	0.05	0.04
Diluted Earnings per share	$0.50	$0.44	$1.37	$1.28

(7)                                  Dividend Reinvestment Plan

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their outstanding shares of company common stock by purchasing additional shares of company common stock from the company. On April 15, 2003 the board of directors of the company approved an annual dividend of $0.38 per share, paid on June 27, to shareholders of record as of June 6, 2003. The company’s shareholders utilized the DRP to reinvest $0.9 million of the dividends paid by the company in June 2003 into 38,063 shares of the company’s common stock

(8)                                  Intangible Assets

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

(9)                                  Guarantees

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  At September 30, 2003 and 2002 these amounts were not material.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report.

Capital Resources

The company’s actual capital amounts and capital adequacy ratios are presented in the table below. As of September 30, 2003 the company and the bank met all applicable minimum capital requirements and were considered “well capitalized” under applicable regulations of both the Federal Reserve Board and the Federal Deposit Insurance Corporation.  The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital to be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003:

Total Capital (to risk weighted assets)	$61,274	11.19%	$43,822	8.00%	$54,778	10.00%

Tier 1 Capital (to risk weighted assets)	54,384	9.93%	21,911	4.00%	32,867	6.00%

Tier 1 Capital (to average assets)*	54,384	7.44%	29,222	4.00%	36,527	5.00%

*                 For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%. This requirement does not apply to the company and is reflected merely for informational purposes with respect to the bank.

Balance Sheet

Total Assets

At September 30, 2003, total assets increased by $39.4 million, or 6%, since December 31, 2002.  The increase was primarily attributable to increases in federal funds sold of $67.5 million and gross loans of $51.3 million, offset by a decrease of $68.9 million in investment securities carried at fair value and $16.3 million in cash balances. The increase in assets was funded primarily by growth in deposits, including escrow accounts of depositors, of $40.3 million.

Federal funds sold

The balance in federal funds sold of $67.5 million at September 30, 2003 consisted of $58.0 million in overnight funds and $9.5 million of money market preferred securities with an average maturity of forty-nine days or less. The average federal funds sold balance during the nine months ended September 30, 2003 was $30.2 million, compared to $12.8 million for the same period in 2002.  The increase in federal funds sold was due primarily to cash inflows from principal and interest payments on investment securities, proceeds on sales of securities, and a conservative investment approach while interest rates remained near historic lows.

Investments

At September 30, 2003, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At September 30, 2003, the investment portfolio’s fair market value of $170.2 million represented 22% of total assets.  During the nine months ended September 30, 2003 the company recognized $1.9 million in net gains on sales of $64.4 million of securities.  Principal paydowns, calls and maturities totaled $69.9 million during the period, and were primarily comprised of prepayments, in the mortgage backed securities portfolio, due to refinancing of the underlying mortgages prompted by the low interest rate environment.  The proceeds from the sales and paydowns were partially utilized to purchase $68.9 million of investments, primarily municipal and collateralized mortgage backed securities, with the remainder invested in short term federal funds.  In January 2003, the company began investing in a professionally managed portfolio of blue chip growth and income equity securities.  At September 30, 2003, the balance of this equity portfolio was $1.3 million, or 0.8% of the total investment portfolio at fair value.

The net unrealized gains on the entire portfolio at September 30, 2003 were $3.0 million compared to $6.8 million at December 31, 2002.  The decrease in net unrealized gains were primarily due to a reduction in higher yielding securities through security sales and principal paydowns reinvested at the lower current market rates.  The net unrealized gains/losses in the company’s bond portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the company’s bond portfolio, as rates rise, or the securities approach maturity, the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized gains will only be realized if the securities are sold.

Loans

Total loans, before the allowance for loan losses, were $465.4 million, or 61% of total assets, at September 30, 2003, compared to $414.1 million, or 58% of total assets, at December 31, 2002.

Commercial real estate loans were $262.7 million, and comprised 57% of the total gross loan portfolio, at September 30, 2003, compared to $209.5 million, or 51% of total gross loans, at December 31, 2002.  The increase of $53.2 million in commercial real estate loans was due to an increase of $33.9 million in commercial real estate loans and $19.3 million in construction loans.

Commercial and industrial loans totaled $127.6 million, or 27% of total gross loans, at September 30, 2003, compared to $122.0 million, or 30% of total gross loans at December 31, 2002.  Commercial loans include working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $6.3 million at September 30, 2003 and $5.7 million at December 31, 2002.

The remainder of the loan portfolio is comprised of residential real estate loans, home equity loans and lines and consumer loans, primarily consisting of secured and unsecured personal loans and overdraft protection lines on consumer checking accounts. These consumer loans as a group comprised 16%, or $74.6 million, and 19%, or $79.7 million, of the portfolio at September 30, 2003 and December 31, 2002, respectively.  Residential mortgage loans decreased by $7.6 million from $44.5 million at December 31, 2002 to $36.9 million at September 30, 2003.  The decrease in residential mortgage loans resulted from the refinancing of mortgage loans held in the bank’s portfolio prompted by the low interest rate environment.  The bank generally sells fixed rate residential mortgage loans and puts variable rate loans into the bank’s portfolio.  Loans designated as held for sale totaled $0.5 million and $2.9 million at September 30, 2003 and December 31, 2002, respectively.  Home equity and consumer loans amounted to $37.4 million, and $35.2 million, at September 30, 2003 and December 31, 2002, respectively.

Prepaid Expenses and other assets

Prepaid Expenses and other assets increased by $5.3 million from December 31, 2002 to September 30, 2003, primarily due to a receivable balance booked on September 30, 2003 from the sale of an investment security on that date.  The funds were subsequently received in October.

Deposits and Borrowings

Total deposits, including escrow deposits of borrowers, increased $40.4 million, or 6%, during the first nine months of 2003, to $678.4 million and 90% of total assets at September 30, 2003, from $638.0 million and 89% of total assets at December 31, 2002.  The increase consists of growth of $34.8 million in checking, demand deposit and retail savings accounts, and $19.7 million in retail money market deposits, offset by declines of $8.5 million in business and municipal savings deposits and $5.6 million in certificates of deposit.

Short-term borrowings, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) borrowings, decreased by $10.8 million, or 63%, from $17.2 million at December 31, 2002 to $6.4 million at September 30, 2003.  The reduction is due to the payoff on January 1, 2003 of a $16.0 million overnight FHLB advance, taken at the end of December to support the company’s liquidity needs, offset by a $5.0 million, six-month FHLB advance taken in April, as well as a slight increase in repurchase agreements of $0.2 million.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities increased by $7.6 million from December 31, 2002 to September 30,2003.  The increase was primarily due to an increase in the investment portion of the bank’s commercial sweep account balances on September 30, 2003 and the one-day lag that occurs in settling the daily investment activity with Federated Investors Inc.

Non-performing Assets /Loan Loss Experience

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2002

Non-accrual loans	$2,583	$1,915	$1,959
Accruing loans > 90 days past due	48	3	1
Total non-performing loans	2,631	1,918	1,960
Other real estate owned	—	—	—
Total non-performing assets	$2,631	$1,918	$1,960

Non-performing loans: Loans outstanding	0.57%	0.46%	0.48%
Non-performing assets: Total assets	0.34%	0.27%	0.28%
Delinquent loans 30-89 days past due: Loans	1.1%	0.31%	0.14%

Total non-performing loans increased by $0.7 million from December 31, 2002 to September 30, 2003. This increase in non-performing loans was primarily due to the addition of two commercial loan relationships totaling approximately $1.1 million, offset by principal paydowns of $0.4 million.  The ratio of non-performing loans as a percentage of total loans outstanding increased slightly from 0.46% at December 30, 2002 to 0.57% at September 30, 2003 due to the additions noted above, offset by 12% growth in the loan portfolio over the same period.  The rise in the ratio of delinquent loans 30 – 89 days past due as a percentage of total loans from 0.31% at December 31, 2002 to 1.1% at September 30, 2003 was mainly due to a $2.2 million commercial real estate relationship which was 30 days past due at September 30, 2003 and subsequently brought current during October.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, continuing adverse conditions within the company’s market area, as well as any other adverse changes in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2003	2002

Balance at beginning of year	$9,371	$8,547
Loans charged off
Commercial	77	428
Commercial real estate	—	—
Construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	44	10
	121	438

Recoveries on loans charged off
Commercial	181	107
Commercial real estate	1	—
Construction	—	—
Residential real estate	—	2
Home equity	—	—
Other	20	10
	202	119

Net loans (charged off) /recoveries	81	(319)
Provision charged to operations	833	1,048
Balance at September 30	$10,285	$9,276

Annualized net loans (charged off)/recovered: Average loans outstanding	0.02%	(0.11)%
Allowance for loan losses: Loans outstanding	2.21%	2.28%
Allowance for loan losses: Non-performing loans	390.92%	473.27%

The ratio of the allowance for loan losses to non-performing loans was 390.92% at September 30, 2003 compared to 473.27% at September 30, 2002.  The decrease at September 30, 2003 compared to September 30, 2002 resulted from an increase of 34% in non-performing loans, which is shown in the table above.  The actual balance of the allowance for loan losses, however, increased 11% over the same period, due mainly to provisions, net of charge-offs, of $1.0 million from October 1, 2002 through September 30, 2003. During the period, the company’s ratio of the allowance for loan losses to loans outstanding decreased slightly from 2.28% at September 30, 2002 to 2.21% at September 30, 2003.

Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, levels of outstanding loans, and known and inherent risks in the nature of the loan portfolio. Based on this review, and taking into account considerations of loan quality, management determined that the allowance for loan losses was adequate at September 30, 2003.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s asset-liability committee. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity at the FHLB.

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The company funds earning assets with deposits, short-term borrowings and stockholders’ equity.  At September 30, 2003, the bank had the capacity to borrow additional funds from the FHLB of up to $134.9 million, and had the ability to issue up to $80.0 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion above under the heading “Deposits and Borrowings” regarding outstanding FHLB advances.  The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.  There were no balances outstanding or securities pledged to Lehman Brothers at September 30, 2003.   Management believes that the company has adequate liquidity to meet its commitments.

Results of Operations

Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002

The company reported net income of $5.1 million for the nine months ended September 30, 2003, versus $4.6 million for the nine months ended September 30, 2002.  The company had basic earnings per common share of $1.42 and $1.32 and diluted earnings per common share of $1.37 and $1.28 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

The following table highlights changes, which affected the company’s earnings for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2003	2002

Average assets	$717,568	$647,583
Average loans, net of deferred loan fees	439,850	391,509
Average investment securities and federal funds sold at book value	223,650	204,694
Average deposits and borrowings	651,390	587,231
Net interest income	21,968	21,520
Provision for loan losses	833	1,048
Tax expense	4,691	1,699
Average loans: Average deposits and borrowings	67.52%	66.67%
Non-interest income: Average assets (1)	1.26%	1.10%
Non-interest expense: Average assets (1)	3.38%	4.02%
Average tax equivalent rate earned on interest earning assets	5.63%	6.64%
Average rate paid on interest bearing deposits and borrowings	1.32%	2.09%
Average rate paid on total deposits and borrowings	1.08%	1.70%
Net interest margin (tax equivalent basis)	4.57%	4.97%

(1)                                  Ratios have been annualized based on number of days for the period

Net Interest Income

The company’s net interest income was $22.0 million for the nine months ended September 30, 2003, an increase of $0.5 million, or 2%, from $21.5 million for the nine months ended September 30, 2002.

Net interest margin decreased to 4.57% for the nine months ended September 30, 2003 from 4.97% for the same period ended September 30, 2002. The primary reason for the 40 basis point compression in net interest margin was due to the reduction in market interest rates since September 30, 2002.  During the period, interest earning assets have continued to reprice downward, whereas corresponding rate reductions in the cost of funds have been restricted due to the already low market rates that have been in effect throughout the period.

Interest Income

Interest income decreased by $1.8 million for the nine months ended September 30, 2003 to $27.2 million compared to $29.0 million for the same period ended September 30, 2002.  This decrease resulted from a decline in the average tax equivalent yield on interest earning assets of 101 basis points, to 5.63%, for the nine months ended September 30, 2003 compared to 6.64% for the same period ended September 30, 2002, partially offset by an increase in the average balance of interest earning assets of $67.3 million, or 11%, to $663.5 million for the nine months ended September 30, 2003, compared to $596.2 million for the nine months ended September 30, 2002.  The 101 basis point decline in yield was due primarily to declining market rates.

For the nine months ended September 30, 2003, the average loan balance increased by $48.3 million, or 12%, while the average rate earned on loans declined by 77 basis points to 6.38% from 7.15% for the same period ended September 30, 2002.  The average investment securities and federal funds sold balance increased by $18.9 million, or 9%, for the nine months ended September 30, 2003, compared to the same period ended September 30, 2002.  The average tax equivalent yield on investment securities and federal funds sold decreased by 152 basis points to 4.15% from 5.67% for the nine months ended September 30, 2003 as compared to the same period in 2002.  This drop in investment yield is associated with the increase in prepayment activity and the related acceleration of amortization expense, associated with mortgage related investments, as well as the reinvestment of the proceeds from securities sales and such prepayments at lower market rates over the period.

Interest Expense

Interest expense for the nine months ended September 30, 2003 was $5.2 million compared to $7.5 million for the same period ended September 30, 2002, a decrease of $2.3 million or 30%.  This decrease resulted from a reduction in the average interest rate on interest bearing liabilities of 77 basis points to 1.32% for the nine months ended September 30, 2003, compared to 2.09% for the same period ended September 30, 2002, offset by an increase in the average balance of interest-bearing deposits and short-term borrowings of $52.6 million, or 11%, to $530.0 million for the nine months ended September 30, 2003, as compared to $477.4 million for the same period ended September 30, 2002.

The average interest rate on savings, checking and money market deposit accounts decreased 50 basis points for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002, due to lower market rates, while the average balance of such deposit accounts increased by $72.7 million, or 24%, to $372.2 million for the nine months ended September 30, 2003 as compared to $299.5 million for the same period ended September 30, 2002.

The average interest rate on time deposits decreased by 108 basis points for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002.  The average balance on time deposits decreased by $4.1 million, or 3%, to $151.6 million for the nine months ended September 30, 2003 as compared to $155.7 million for the same period ended September 30, 2002.

The average interest rate on short-term borrowings, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the bank (together, “repurchase agreements”) and FHLB borrowings, decreased 16 basis points to 1.70%, for the nine months ended September 30, 2003, compared to 1.86% for the nine months ended September 30, 2002.  The average balance of short-term borrowings for the nine months ended September 30, 2003 decreased by $16.0 million, or 72%, to $6.2 million as compared to $22.2 million for the nine months ended September 30, 2002.  The decrease in average balance was attributable to the transition of the bank’s commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the bank to Federated Investors Inc. (“Federated”) money market mutual funds, which was completed in the second quarter of 2002.

The average balance of non-interest bearing deposits increased by $11.5 million, or 11%, for the nine months ended September 30, 2003.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.08% for the nine month period ended September 30, 2003, compared to 1.70% for the same period ended September 30, 2002, a decline of 62 basis points.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the nine months ended September 30, 2003 and September 30, 2002, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company’s earning assets.

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rates (3)	Average Balance	Interest	Yield/ Rates (3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1) (2)	$439,850	$20,987	6.38%	$391,509	$20,939	7.15%	$48	$2,585	$(2,255)	$(282)
Investment securities & federal funds sold (3)	223,650	6,228	4.15%	204,694	8,051	5.67%	(1,823)	806	(2,334)	(295)
Total interest earnings assets	663,500	27,215	5.63%	596,203	28,990	6.64%	(1,775)	3,391	(4,589)	(577)
Other assets (4)	54,068			51,380

Total assets	$717,568			$647,583

Liabilities and stockholders’ equity:
Savings/NOW/MMDA	$372,217	2,374	0.85%	$299,490	3,034	1.35%	(660)	734	(1,120)	(274)
Time deposits	151,608	2,794	2.46%	155,682	4,126	3.54%	(1,332)	(108)	(1,258)	34
Short-term borrowings	6,214	79	1.70%	22,231	310	1.86%	(231)	(223)	(27)	19
Total interest-bearing deposits and borrowings	530,039	5,247	1.32%	477,403	7,470	2.09%	(2,223)	403	(2,405)	(221)

Net interest rate spread (3)			4.31%			4.55%

Non-interest bearing deposits	121,351	—		109,828	—	—
Total deposits and borrowings	651,390	5,247	1.08%	587,231	7,470	1.70%

Other liabilities	4,862			4,696
Total liabilities	656,252			591,927

Trust preferred securities	10,500			10,500
Stockholders’ equity	50,816			45,156

Total liabilities, trust preferred Securities and stockholders’ equity	$717,568			$647,583

Net interest Income		$21,968			$21,520		$448	$2,988	$(2,184)	$(356)

Net interest margin			4.57%			4.97%

(1)                                  Average loans include non-accrual loans.

(2)                                  Average loans are net of average deferred loan fees.

(3)                                  Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect was $728 and $659 for the periods ended September 30, 2003 and September 30, 2002, respectively.

(4)                                  Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.8 million and $1.0 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

Although management believes that overall loan quality continues to be solid, management determined it prudent to continue to provide for loan losses based on continued historic growth in the commercial mortgage and construction loan portfolio and concerns over the stability of the local economy. According to a March 2003 article in The Lowell Sun, the Labor Department statistics for 2002, indicated that “the metropolitan region made up of Lowell, Lawrence (Massachusetts) and southern New Hampshire lost 5,200 jobs in 2002, the fourth-largest percentage increase in unemployment in the nation.” (The Lowell Sun, 3/28/03)  Recently, certain reported economic statistics have indicated an improving and more stable economic environment.  However, these reports have been offset by declining consumer confidence and lack of new job creation, which continue to weigh on the local, state and national economies, resulting in a concern for the near-term future.

Non-Interest Income

Investment management and trust service fees decreased by $65,000, or 4%, for the nine months ended September 30, 2003 compared to the same period in 2002. Excluding non-recurring fees received for estate settlements in the prior period, investment management and trust fees increased by $10,500.  The change resulted from increases in the average balances of trust and investment assets under management, offset by a slight reduction in net fees per average asset.  Average investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds) increased by $7.2 million from $277.5 million for the nine months ended September 30, 2002 to $284.7 million for the same period ended September 30, 2003.

Deposit service fees increased by $0.3 million, or 20%, for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.  The increase was attributable to an increase in overdraft fees and business checking and NOW account fees.  These fee increases were due to increases in average overdraft balances and average NOW and checking accounts balances for the nine months ended September 30, 2003 compared to the same period in 2002, as well as an increase in the transaction activity associated with these deposit accounts.

Net gains on sales of investment securities amounted to $1.9 million and $1.3 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.  These net gains were realized on securities sales of $64.4 and $42.1 million in 2003 and 2002, respectively.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gains on sales of loans increased by $0.6 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, due to the continued sale of fixed rate residential mortgage production.  Residential mortgage production remained strong during the period due to the favorable real estate market and an increase in refinancing of existing mortgages resulting from the declining interest rate environment.

Other income for the nine months ended September 30, 2003, was $1.0 million compared to $0.8 million for the same period ended September 30, 2002.  This increase was primarily attributable to increases in loan fees, ATM and debit card fees, insurance commissions and an increase in processing income earned on the Federated sweep product due to an increase in the average sweep balances held in Federated money market mutual funds.

Non-Interest Expenses

Salaries and benefits expense totaled $10.1 million for the nine months ended September 30, 2003, compared to $10.8 million for the nine months ended September 30, 2002, a decrease of 6%.  This decrease was due to a reduction in the provision for the 2003 employee bonus, due primarily to the $1.1 million income tax charge related to the company’s real estate investment trust (“REIT”) subsidiary (which is explained further in Note (5), “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and under Item 9 of the company’s report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2003), offset by increases in the health insurance premiums, payroll taxes and salaries attributed to additional staff hired to support the company’s growth and strategic initiatives.

Occupancy expense remained relatively flat and amounted to $3.8 million for the nine months ended September 30, 2003, compared to $3.7 million for the nine months ended September 30, 2002, an increase of 3%.

Advertising and public relations expenses decreased by $0.3 million, or 47%, for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily due to initiatives undertaken in the prior year, related to the bank’s commercial lending and trust divisions, as well as a concerted effort to reduce discretionary advertising expenditures in the current period.

Audit, legal and other professional expenses decreased by $0.2 million, or 24%, for the nine months ended September 30, 2003 compared to the same period in 2002.  The decrease was attributed to reduced audit and technology consulting related expenditures, offset by increased legal expense related to Sarbanes-Oxley compliance and other corporate governance matters and the bank’s settlement of the REIT tax dispute with the Massachusetts Department of Revenue.

Trust professional and custodial expenses decreased by $0.1 million, or 21%, for the nine months ended September 30, 2003 compared to the same period in 2002. The reduction was primarily due to the restructuring of fee schedules in the first quarter of 2003.

Supplies and postage expenses decreased slightly by $55,000, or 9%, for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease was associated with a decrease in supplies due to the timing of the expenditures.

Trust preferred expense was $0.9 million for each of the nine month periods ended September 30, 2003 and September 30, 2002. The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued in March 2000.

Amortization of core deposit intangible assets was $0.1 million for the nine months ended September 30, 2003 and September 30, 2002. Core deposit intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses decreased slightly by 2%, for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002.  Other operating expenses contain various miscellaneous expenses, such as dues and entertainment, FDIC and general insurance, and ATM network and telecommunications charges.

Income Tax Expense

Income tax expense and the effective tax rate for the nine months ended September 30, 2003 and September 30, 2002 were $4.7 million and 48.1%, and $1.7 million and 26.9%, respectively.  The current period reflects the $1.1 million income tax charge related to the bank’s settlement of the REIT tax dispute with the Massachusetts Department of Revenue, which is further detailed under Item 5 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.  For further details on the current year tax expense, see Note (5), “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K referred to in the preceding sentence.  Excluding this charge, the effective tax rate for the nine months ended September 30, 2003 would have been 37.1%.  The increase in this effective tax rate over the 2002 period reflects the effect on the current period of the elimination of the bank’s dividends received deduction on income earned by the REIT subsidiary, and the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes.

Results of Operations

Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002

The company reported net income of $1.9 million for the three months ended September 30, 2003, versus $1.6 million for the three months ended September 30, 2002.  The company had basic earnings per common share of $0.52 and $0.45, and diluted earnings per common share of $0.50 and $0.44 for the three months ended September 30, 2003 and September 30, 2002, respectively.

The following table highlights changes, which affected the company’s earnings for the periods indicated:

	Three months ended Sept. 30,
(Dollars in thousands)	2003	2002

Average assets	$739,167	$674,138
Average loans, net of deferred loan fees	454,119	400,108
Average investment securities and federal funds sold at book value	231,774	221,728
Average deposits and borrowings	673,355	611,451
Net interest income	7,024	7,348
Provision for loan losses	233	278
Tax expense	971	604
Average loans: Average deposits and borrowings	67.44%	65.44%
Non-interest income: Average assets (1)	1.06%	1.05%
Non-interest expense: Average assets (1)	3.18%	3.92%
Average tax equivalent rate earned on interest earning assets	5.16%	6.42%
Average rate paid on interest bearing deposits and borrowings	1.18%	1.98%
Average rate paid on total deposits and borrowings	0.96%	1.61%
Net interest margin (tax equivalent basis)	4.22%	4.84%

(1)                                  Ratios have been annualized based on number of days for the period

Net Interest Income

The company’s net interest income was $7.0 million for the three months ended September 30, 2003, a decrease of $0.3 million or 4%, from $7.3 million for the three months ended September 30, 2002.

Net interest margin decreased to 4.22% for the three months ended September 30, 2003 from 4.84% for the same period ended September 30, 2002. The primary reason for the 62 basis point compression in net interest margin was due to lower investment yields resulting from the reinvestment of security sales proceeds and prepayments at lower market rates, accelerated premium amortization and carrying higher federal funds balances.  The reduction in general market interest rates since September 30, 2002 has contributed to margin compression by causing interest earning assets to continue to reprice downward at market rates while corresponding rate reductions in the cost of funds have been restricted due to the already low market rates that have been in effect throughout the period.

Interest Income

Interest income decreased by $1.2 million for the three months ended September 30, 2003 and was $8.6 million compared to $9.8 million for the same period ended September 30, 2002.  This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 126 basis points to 5.16% for the three months ended September 30, 2003 compared to 6.42% for the same period ended September 30, 2002, offset by an increase in the average balance of interest earning assets of $64.1 million, or 10%, to $685.9 million for the three months ended September 30, 2003 compared to $621.8 million for the three months ended September 30, 2002.

For the three months ended September 30, 2003, the average loan balance increased by $54.0 million, or 14%, while the average rate earned on loans declined by 85 basis points to 6.17% for the three months ended September 30, 2003, from 7.02% for the same period ended September 30, 2002.  The average investment securities and federal funds sold balance increased by $10.0 million, or 5%, compared to the same period in the prior year, and the average tax equivalent yield on investment securities and federal funds sold decreased by 218 basis points to 3.17% for the three months ended September 30, 2003 from 5.35% for the same period ended September 30, 2002. This drop in investment yield is primarily due the continued acceleration of amortization expense on mortgage related investments due to prepayments, as well as the reinvestment of proceeds of securities sales and such prepayments at lower rates.

Interest Expense

Interest expense for the three months ended September 30, 2003 was $1.6 million compared to $2.5 million for the same period ended September 30, 2002, resulting primarily from a decrease in the average interest rate paid on interest bearing liabilities of 80 basis points to 1.18% for the three months ended September 30, 2003 compared to 1.98% for the same period ended September 30, 2002, offset by an increase in the average balance of interest-bearing deposits and borrowings of $45.8 million, or 9%, to $544.0 million for the three months ended September 30, 2003 as compared to $498.2 million for the same period ended September 30, 2002.

The average interest rate on savings, checking and money market deposit accounts decreased by 63 basis points for the three months ended September 30, 2003 compared to the same period ended September 30, 2002, due to lower market rates, while the average balance of such deposit accounts increased by $49.4 million, or 15%, to $389.4 million for the three months ended September 30, 2003 as compared to $340.0 million for the same period ended September 30, 2002.

The average interest rate on time deposits decreased by 100 basis points for the three months ended September 30, 2003 compared to the same period ended September 30, 2002, due to reductions in general market rates.  The average balance on time deposits decreased by $6.8 million, or 4%, to $148.2 million for the three months ended September 30, 2003 as compared to $155.0 million for the same period ended September 30, 2002.

The average interest rate on short term borrowings, consisting of repurchase agreements and FHLB borrowings, decreased 88 basis points to 1.67% for the three months ended September 30, 2003, compared to 2.55% for the three months ended September 30, 2002. The decrease in average rate paid on short-term borrowings resulted primarily from decreases in market rates. The average balance of short-term borrowings for the three months ended September 30, 2003 increased by $3.3 million, or 106%, to $6.4 million as compared to $3.1 million for the three months ended September 30, 2002. The increase was attributable to a $5.0 million, six-month FHLB advance taken in April 2003, offset by a reduction in the balance of outstanding repurchase agreements.

The average balance of non-interest bearing deposits increased by $16.1 million, or 14%, for the three months ended September 30, 2003.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 0.96% for the three month period ended September 30, 2003, compared to 1.61% for the same period ended September 30, 2002, a decline of 65 basis points.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended September 30, 2003 and September 30, 2002, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

The company manages its earning assets by fully using available capital resources within what management believes are prudent credit and leverage parameters. Loans, investment securities, and federal funds sold comprise the company’s earning assets.

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1) (2)	$454,119	$7,065	6.17%	$400,108	$7,079	7.02%	$(14)	$956	$(857)	$(113)
Investment securities & federal funds sold (3)	231,774	1,583	3.17%	221,728	2,753	5.35%	(1,170)	134	(1,208)	(96)
Total interest earnings assets	685,893	8,648	5.16%	621,836	9,832	6.42%	(1,184)	1,090	(2,065)	(209)
Other assets (4)	53,274			52,302

Total assets	$739,167			$674,138

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$389,403	760	0.77%	$340,033	1,198	1.40%	(438)	174	(540)	(72)
Time deposits	148,204	837	2.24%	155,041	1,266	3.24%	(429)	(56)	(391)	18
Short-term borrowings	6,408	27	1.67%	3,114	20	2.55%	7	21	(7)	(7)
Total interest-bearing deposits and borrowings	544,015	1,624	1.18%	498,188	2,484	1.98%	(860)	139	(938)	(61)

Net interest rate spread (3)			3.98%			4.44%

Non-interest bearing deposits	129,340	—		113,263	—
Total deposits and borrowings	673,355	1,624	0.96%	611,451	2,484	1.61%

Other liabilities	3,577			4,744
Total liabilities	676,932			616,195

Trust preferred securities	10,500			10,500
Stockholders’ equity	51,735			47,443

Total liabilities, trust preferred securities and stockholders’ equity	$739,167			$674,138

Net interest Income		$7,024			$7,348		$(324)	$951	$(1,127)	$(148)
			4.22%			4.84%
Net interest margin

(1)                                  Average loans include non-accrual loans.

(2)                                  Average loans are net of average deferred loan fees.

(3)                                  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $253 and $214 for the periods ended September 30, 2003 and September 30, 2002, respectively.

(4)                                  Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.2 million and $0.3 million for the three months ended September 30, 2003 and September 30, 2002, respectively.

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

Although management believes that overall loan quality continues to be solid, management determined it prudent to continue to provide for loan losses based on continued historic growth in the commercial mortgage and construction loan portfolio and concerns over the stability of the local economy. According to a March 2003 article in The Lowell Sun, the Labor Department statistics for 2002, indicated that “the metropolitan region made up of Lowell, Lawrence (Massachusetts) and southern New Hampshire lost 5,200 jobs in 2002, the fourth-largest percentage increase in unemployment in the nation.” (The Lowell Sun, 3/28/03)  Recently, certain reported economic statistics have indicated an improving and more stable economic environment.  However, these reports have been offset by declining consumer confidence and lack of new job creation, which continue to weigh on the local, state and national economies, resulting in a concern for the near-term future.

Non-Interest Income

Investment management and trust service fees increased by $39,000, or 9%, for the three months ended September 30, 2003 compared to the same period in 2002. The quarterly average balance of investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds) increased by $29.9 million to $296.4 million for the three months ended September 30, 2003 versus $266.5 million for the same period in 2002.  The balances of investment assets under management increased in 2003 due to strong sales and promotional efforts resulting in asset growth, as well as increases in market values over the period.

Deposit service fees increased by $99,000, or 22%, for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. The increase was associated with an increase in overdraft fees and in business checking and NOW account fees. These fee increases were due to an increase in the average overdraft balances and average NOW, money market and checking accounts for the three months ended September 30, 2003 compared to the same period in 2002, as well as an increase in the transaction activity associated with these accounts.

Net gains on sales of investment securities amounted to $0.3 million and $0.5 million for the three months ended September 30, 2003 and September 30, 2002, respectively.  These net gains resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning.

Gains on sales of loans amounted to $0.3 million and $0.1 million for the three months ended September 30, 2003 and September 30, 2002, respectively. The increase was due to continuing sales of fixed rate residential mortgage production which increased due to a favorable real estate market and an increase in refinancing of existing mortgages resulting from the declining interest rate environment.

Other income for the three months ended September 30, 2003 increased by  $39,000, or 13%, over the three months ended September 30, 2002.  The increase was mainly attributable to increased loan fee income, insurance commissions and ATM fees.

Non-Interest Expenses

Salaries and benefits expense totaled $3.4 million for the three months ended September 30, 2003, compared to $3.7 million for the three months ended September 30, 2002, a decrease of $0.3 million or 7%.  This decrease was due to a reduction in the provision for the 2003 employee bonus, due to the $1.1 million income tax charge related to the company’s REIT subsidiary (which is explained further in Note (5), “Massachusetts Department of Revenue Tax Dispute”,

to the company’s consolidated financial statements contained in Item 1 of Part I of this report and under Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003), offset by increases in the health insurance premiums, payroll taxes and salaries attributed to additional staff hired to support the company’s growth and strategic initiatives.

Occupancy expense was $1.3 million for each of the three month periods ended September 30, 2003 and September 30, 2002.  Significant items include increases in expenditures for software licenses and maintenance to provide continued upgrades and enhancements to the bank’s technology systems, increases generally in rent, utilities, and common area maintenance fees for the bank’s leased office space and depreciation expenses due to branch expansion, partially offset by a reduction due to full depreciation of certain assets during the current year.

Advertising and public relations expenses decreased by $0.2 million, or 78%, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily due to initiatives undertaken in the prior year, related to the bank’s commercial lending and trust divisions, as well as a concerted effort to reduce discretionary advertising expenditures in the current period.

Audit, legal and other professional expenses decreased by $0.2 million, or 52%, for the three months ended September 30, 2003 compared to the same period in 2002.  The decrease was mainly associated with expenditures for consulting fees related to technology initiatives undertaken in 2002, which were not incurred in the current period, offset by current period legal expenses related to Sarbanes-Oxley compliance and other corporate governance matters and the bank’s settlement of the REIT tax dispute with the Massachusetts Department of Revenue.

Trust professional and custodial expenses decreased slightly by $60 thousand, or 35%, for the three months ended September 30, 2003 compared to the same period in 2002. The decrease was primarily due to benefits achieved through a restructuring of the fee schedule in the first quarter of 2003, partially offset by an increase in the average balance of assets under management over the 2002 quarter.

Supplies and postage expenses decreased by $34 thousand, or 17%, for the three months ended September 30, 2003 compared to the same period in 2002.  The decrease was due primarily to the timing of expenditures for office supplies.

Trust preferred expense was $0.3 million for each of the three month periods ended September 30, 2003 and September 30, 2002.  The expense consists of interest costs and the amortization of deferred underwriting costs from the trust preferred securities issued in March 2000.

Amortization of core deposit intangible assets remained unchanged for the three months ended September 30, 2003 and September 30, 2002. Core deposit intangible assets are being amortized on a straight-line basis over ten years.

Other operating expenses increased slightly by 2% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.  The increase consisted of increases in telecommunications, correspondent bank service charges, and bad check expenses, offset by decreases in expenditures for dues and entertainment, workout loans and training.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended September 30, 2003 and September 30, 2002 were $1.0 million and 34.3% and $0.6 million and 27.4%, respectively.  The increase in the effective tax rate over the 2002 period reflects the effect on the current period of the elimination of the bank’s dividends received deduction on income earned by the REIT subsidiary from state taxes, and the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes.  For further details on this current year tax expense, see Note (5), “Massachusetts Department of Revenue Tax Dispute”, to the company’s consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (the “committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of certain members of the Board of Directors and is supported by members of senior management.  The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control the company’s interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the net interest margin sensitivity, equity to capital ratios, liquidity, FHLB borrowing capacity and loan to deposit ratio. These asset-liability strategies are reviewed regularly by management and presented to and discussed with the committee on at least a quarterly basis. The company’s asset-liability strategies may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income.  The balancing of changes in interest income from interest earning assets and interest expense from interest bearing liabilities is accomplished through the asset-liability management program.  On a quarterly basis, management completes a simulation of the company’s net interest margin under various rate scenarios and presents it to the committee.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.  The committee periodically reviews the guidelines or restrictions contained in the company’s asset-liability policy and adjusts them accordingly.

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

Current Report on Form 8-K filed on October 28, 2003 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three and nine months ended September 30, 2003 and 2002 and balance sheets at September 30, 2003, December 31, 2002 and September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: November 13, 2003	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)