Form 10-K
period 2003-12-31
ENTERPRISE BANCORP INC /MA/
filed 2004-03-16
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $55,142,727

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 1, 2004, Common Stock - Par Value $0.01: 3,607,998 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 4, 2004 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

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

PART I

Item 1.                                   Business

THE COMPANY

General

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, which was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, a Massachusetts trust company (the “bank”), for the purpose of becoming the holding company for the bank. On July 26, 1996, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became shareholders of the company.  The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System.

Substantially all of the company’s operations are conducted through the bank.  The bank is a Massachusetts trust company. The bank’s deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

The company’s headquarters and the bank’s main office are located at 222 Merrimack Street in Lowell, Massachusetts. Additional branch offices of the bank are located in the Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Tewksbury, and Westford. The company is currently seeking approval to open a second Tewksbury branch and anticipates opening this facility for business in late 2004/early 2005. The company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services with a goal of satisfying the needs of individuals, professionals, non-profit organizations and growing businesses.

Lending

General

The company specializes in lending to growing businesses, corporations, partnerships, non-profits, professionals and individuals.  Loans made by the company to businesses include commercial mortgage loans, construction loans, revolving lines of credit, working capital loans, equipment financing and asset-based lending, loans guaranteed by the Small Business Administration (SBA), loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies, and standby letters of credit.  The company also originates equipment lease financing for businesses.  Loans made by the company to individuals include residential mortgage loans, home equity loans, residential construction loans, unsecured and secured personal loans and lines of credit and mortgage loans on investment and vacation properties.

The company has an internal loan review function that assesses the compliance of loan originations with the company’s internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The company also contracts with an external loan review company to review loans in the loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan.

In addition, a management loan review committee, consisting of senior lending officers and loan review personnel, meets monthly to discuss loan policy and procedures, as well as loans on the company’s internal “watch asset list” and classified loan report.  A loan committee, consisting of nine outside members of the board of directors, also meets bi-monthly to review current portfolio statistics, new credits, construction loan reviews, loan delinquencies and watched assets, as well as current market conditions and issues relating to the construction and real estate development industry.

The company has also established an internal credit review committee, consisting of senior lending officers and loan review personnel.  The committee meets on an as needed basis to review loan requests for certain commercial borrowers where the total committed amount to the borrower exceeds $2.0 million, as well as other borrower relationships recommended for discussion by committee members.  The company’s executive committee approves loan relationships exceeding $2.5 million and the company’s board of directors also approves loan relationships exceeding $7.5 million.

At December 31, 2003, the bank’s statutory lending limit, based on 20% of capital, to any single borrower was approximately $11.9 million, subject to certain exceptions provided under applicable law. At December 31, 2003, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit.

At December 31, 2003, the company had loans, net of deferred fees, outstanding of $488.8 million, which represented 65% of the company’s total assets. The interest rates charged on loans vary with the degree of risk, maturity and amount, and are further subject to competitive pressures, market rates, the availability of funds, and legal and regulatory requirements.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

	December 31,
	2003		2002		2001		2000		1999
($ in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Comm’l real estate	$209,113	42.6%	$171,637	41.3%	$159,117	42.1%	$120,390	38.5%	$104,940	40.0%
Commercial	132,313	27.0%	122,144	29.4%	94,762	25.1%	84,284	26.9%	68,177	26.0%
Construction	69,524	14.2%	39,078	9.4%	32,428	8.6%	21,894	7.0%	18,198	6.9%
Residential mortgages	39,465	8.0%	44,742	10.8%	59,234	15.7%	56,753	18.1%	49,267	18.8%
Home equity	35,139	7.2%	29,937	7.2%	24,594	6.5%	21,229	6.8%	14,135	5.4%
Consumer	4,558	0.9%	5,075	1.2%	6,697	1.8%	8,210	2.6%	6,672	2.6%
Loans held for sale	262	0.1%	2,865	0.7%	733	0.2%	284	0.1%	889	0.3%
Gross loans	490,374	100.0%	415,478	100.0%	377,565	100.0%	313,044	100.0%	262,278	100.0%
Deferred fees	(1,535)		(1,355)		(1,238)		(1,027)		(970)
Loans, net of fees	488,839		414,123		376,327		312,017		261,308
Allowance for Loan losses	(9,986)		(9,371)		(8,547)		(6,220)		(5,446)
Net loans	$478,853		$404,752		$367,780		$305,797		$255,862

Commercial Real Estate, Commercial and Construction Loans

The following table sets forth the scheduled maturities of commercial real estate, commercial and construction loans in the company’s portfolio at December 31, 2003. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

($ in thousands)	Commercial Real Estate	Commercial	Construction
Amounts due:
One year or less	$11,735	$73,387	$34,254
After one year through five years	23,814	33,054	17,036
Beyond five years	173,564	25,872	18,234
	$209,113	$132,313	$69,524
Interest rate terms on amounts due after one year:
Fixed	$10,384	$16,014	$3,224
Adjustable	186,994	42,912	32,046

Scheduled contractual maturities do not reflect the actual maturities of loans.  The average maturity of loans will be shorter than their contractual terms principally due to prepayments.

Commercial real estate, commercial and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $382.5 million at December 31, 2003, representing an increase of $80.3 million, or 27%, from the previous year.  This compares to an increase of $38.1 million, or 14%, from 2001 to 2002. The growth of the commercial loan portfolio in 2003 is a reflection of the company’s emphasis on developing commercial relationships, customer-call efforts, service culture and increased market penetration.

Included in commercial loans are unsecured commercial loans and lines of $25.0 million and $26.3 million at December 31, 2003 and 2002, respectively, a decrease of $1.3 million in unsecured commercial loans. Also included in commercial loans are loans under various Small Business Administration programs amounting to $8.8 million and $5.7 million as of December 31, 2003 and 2002, respectively.

Included in the construction loan amounts are residential construction loans outstanding totaling $3.5 million and $4.4 million at December 31, 2003 and 2002, respectively, a decrease of $0.9 million.

From time to time the company may participate in the financing of certain large commercial real estate or construction projects with other banks.  In some cases the company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other local community banks.  In other cases the company may participate in loans originated by other institutions. In each case the participating bank funds a percentage of the loan commitment and takes on the related risk. At December 31, 2003 the company had commercial and construction loan balances participated out to various banks amounting to $12.4 million.  These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $6.4 million at December 31, 2003.

Commercial real estate lending may entail significant additional risks compared to residential mortgage lending.  Loan size is typically larger and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general.  Construction financing involves a higher degree of risk than long term financing on improved occupied real estate.  Property values at completion of construction or development can be influenced by underestimation of the construction costs that are actually expended to complete the project.  Thus, the company may be required to advance funds beyond the original commitment in order to finish the development.  If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to ensure full repayment.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.

Residential Loans

The company makes conventional mortgage loans on single family residential properties with original loan-to-value ratios generally up to 95% of the appraised value of the property securing the loan.  These residential properties serve as the primary homes of the borrowers.  The company also originates loans on one-to-four family dwellings and loans for the construction of owner-occupied residential housing, with original loan-to-value ratios generally up to 80% of the property’s appraised value.

Residential mortgage loans made by the company have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and a review of the asset-liability position of the company, management may elect to sell or hold residential loan production for the company’s portfolio. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. The company generally sells fixed rate residential mortgage loans and puts variable rate loans into the company’s portfolio. The decision to hold or sell new loan production is made in conjunction with the overall asset-liability management program of the company. The company may retain or sell the servicing when selling the loans.  All loans sold are currently sold without recourse.

Residential mortgage loan origination volume, including both loans sold and retained, increased in 2003 over 2002 due to a continued favorable real estate market, and an increase in refinancing of existing mortgages prompted by the low interest rate environment during the period. However, due to this refinancing activity and management’s decision to sell most of its fixed rate mortgage loan production, residential mortgage loans held in the company’s portfolio at December 31, 2003 show a decline over the prior year.

Residential mortgage loans outstanding were $39.5 million at December 31, 2003, representing a decrease of $5.3 million, or 12%, from the previous year.  This compares to a decrease of $14.5 million, or 24%, in 2002 from 2001.

Loans held for sale were $0.3 million and $2.9 million at December 31, 2003 and 2002, respectively. The gains realized on the sale of loans were $1.0 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively.

Home Equity Loans

Home equity loans and lines are originated for the company’s portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan.  Home equity loans generally have interest rates that adjust monthly based on changes in the prime rate.

Home equity loans and lines outstanding were $35.1 million at December 31, 2003, representing an increase of $5.2 million, or 17%, from the previous year.  This compares to an increase of $5.3 million, or 22%, in 2002 from 2001. The increase in the outstanding balance in 2003 resulted from the favorable real estate market and the low interest rates during the period.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

Consumer loans were $4.6 million at December 31, 2003, representing a decrease of $0.5 million or 10%, from the previous year.  This compares to a decrease of $1.6 million, or 24%, in 2002 from 2001.

Risk Elements

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans include both non-accrual loans and loans past due 90 days or more but still accruing. Loans, on which the accrual of interest has been discontinued, including some impaired loans, are designated as non-accrual loans.  Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days for real estate loans and generally 60 days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  Not all loans on non-accrual status are designated as impaired. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure.

Additional information regarding these risk elements is contained in Item 7, Management Discussion and Analysis, and Item 8, Financial Statements, contained in this report and under the heading “Allowance for Loan Losses” below.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the company at the dates indicated:

	December 31,
($ in thousands)	2003	2002	2001	2000	1999

Non-accrual loans	$2,983	$1,915	$1,874	$1,054	$2,898
Accruing loans > 90 days past due	—	2	1	26	48
Total non-performing loans	2,983	1,917	1,875	1,080	2,946
Other real estate owned	—	—	—	—	—
Total non-performing assets	$2,983	$1,917	$1,875	$1,080	$2,946

Accruing restructured loans not included above	$2,370	$2,086	$146	$167	$514
Delinquent loans 30-89 days past due	2,510	1,287	1,119	425	1,785

Non-performing loans to loans	0.61%	0.46%	0.50%	0.35%	1.13%
Non-performing assets to total assets	0.40%	0.26%	0.30%	0.19%	0.66%
Delinquent loans 30-89 days past due to loans	0.51%	0.31%	0.30%	0.14%	0.68%

Non-performing assets were $3.0 million at December 31, 2003, compared to $1.9 million at December 31, 2002, an increase of $1.1 million or 56%. The increase in non-performing assets was primarily due to loans totaling $1.7 million which were added to non-accrual during the period, offset by loans removed from non-accrual status of $0.4 million, and principal and interest payments on non-accrual loans of $0.2 million. There were no OREO balances during the years ended December 31, 2003 or 2002. The ratio of non-performing loans as a percentage of total loans outstanding increased from 0.46% at December 31, 2002 to 0.61% at December 31, 2003 due to the additions noted above, offset by 18% growth in the loan portfolio over the same period.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower.  Total restructured loans outstanding as of December 31, 2003 and 2002 were $3.1 million and $3.0 million, respectively. Accruing restructured loans as of December 31, 2003 and 2002 were $2.4 million and $2.1 million respectively.  The ratio of delinquent loans past due as a percentage of total loans increased from 0.31% at December 31, 2002 to 0.51% at December 31, 2003, due mainly to three individual commercial real estate loans which were 31 days past due at December 31, 2003 and subsequently brought current in January 2004.  Total impaired loans were $4.3 million and $3.3 million at December 31, 2003 and 2002, respectively. Impaired loans included in non-accrual loans were $1.9 million as of both December 31, 2003 and 2002.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the bank’s market area, or deterioration in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
($ in thousands)	2003	2002	2001	2000	1999

Average loans outstanding	$448,178	$395,356	$340,593	$285,792	$232,843

Balance at beginning of year	$9,371	$8,547	$6,220	$5,446	$5,234

Charged-off loans:
Commercial real estate	—	—	—	—	—
Commercial	628	532	182	229	63
Construction	—	—	—	—	100
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	55	216	43	57	9
Total charged-off	683	748	225	286	172

Recoveries on loans previously charged-off:
Commercial real estate	2	—	—	48	2
Commercial	193	193	28	24	54
Construction	—	—	—	100	25
Residential mortgage	—	43	20	—	—
Home equity	—	—	—	25	5
Consumer	28	11	24	10	28
Total recoveries	223	247	72	207	114

Net loans charged-off	460	501	153	79	58
Provision charged to operations	1,075	1,325	2,480	603	270
Addition related to acquired loans	—	—	—	250	—

Balance at December 31	$9,986	$9,371	$8,547	$6,220	$5,446

Net loans charged-off to average loans	0.10%	0.13%	0.04%	0.03%	0.02%
Net loans charged-off to allowance for loan loss	4.61%	5.35%	1.79%	1.27%	1.07%
Allowance for loan losses to loans	2.04%	2.26%	2.27%	1.99%	2.08%
Allowance for loan losses to non-performing loans	334.76%	488.84%	455.84%	575.93%	184.86%
Recoveries to charge-offs	32.65%	33.02%	32.00%	72.38%	66.28%

The ratio of the allowance for loan losses to non-performing loans was 334.76% at December 31, 2003 compared to 488.84% and 455.84% at December 31, 2002 and 2001, respectively. The decrease in 2003 resulted from a $1.1 million increase in non-performing loans which is shown in the table on the previous page, while the balance in the Allowance for Loan Losses increased by $0.6 million, or 7%, over the period. The increase in the allowance was due to provisions of $1.1 million, offset by net charge offs of $0.5 million. The net charge-offs during the current period were related mainly to the partial charge-off of one commercial relationship.   During the period, the company’s ratio of the allowance for loan losses to total loans decreased from 2.26% at December 31, 2002 to 2.04% at December 31, 2003, due mainly to the provision net of charge-offs noted above, offset by growth in the loan portfolio of $74.7 million, or 18%

Although management believes that overall loan quality continues to be solid, management determined it prudent to continue to provide for loan losses in 2003 based on continued historic growth in the commercial mortgage and construction loan portfolio, the level of non-accrual loans and level of charge-offs and recoveries. The 2001 provision reflected management’s decision in the third quarter of that year, to increase the allowance for loan losses in light of the economic uncertainty during that period, especially after September 11, 2001.

Management regularly reviews the level of non-accrual loans, levels of charge-offs and recoveries, growth in outstanding loans, known and inherent risks in the nature of the loan portfolio and the economic environment during this period. Based on this review management determined that the allowance for loan loss was adequate at December 31, 2003.

See “Allowance for Loan Losses” contained under the heading “General Overview” in Item 7 below for further discussion regarding management’s assessment of the provision for loan losses.

The following table represents the allocation of the company’s allowance for loan losses amongst the different categories of loans and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2003		2002		2001		2000		1999
($ in thousands)	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans

Comm’l real estate	$4,579	42.6%	$3,932	41.3%	$3,565	42.%	$2,598	38.5%	$2,312	40.0%
Commercial	3,388	27.0%	3,650	29.4%	2,482	25.1%	2,120	26.9%	1,490	26.0%
Construction	1,451	14.2%	866	9.4%	776	8.6%	487	7.0%	926	6.9%
Residential mortgage/HELOC’s	517	15.3%	838	18.7%	999	22.4%	875	25.0%	635	24.5%
Consumer	51	0.9%	85	1.2%	133	1.8%	140	2.6%	83	2.6%
Unallocated	—	—	—	—	592	—	—	—	—	—
Total	$9,986	100.0%	$9,371	100.0%	$8,547	100.0%	$6,220	100.0%	$5,446	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Investment Activities

The investment activity of the company is an integral part of the overall asset-liability management program of the company.  The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.  The securities in which the company may invest are subject to regulation.  In addition, the company has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, U.S. government agencies, mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), state, county and municipal securities (“Municipals”), and money market preferred securities, all of which must be considered investment grade by a recognized rating service. The company also invests in Federal Home Loan Bank of Boston (“FHLB”) stock, federal funds, money market mutual funds, certificates of deposit, and on a limited basis in growth and income equity securities.  The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets.   The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

Investment transactions, portfolio allocations and projected cash flows are prepared monthly and presented to the company’s Asset, Liability Committee (“ALCO”) on a periodic basis.  ALCO is comprised of six outside directors with four management liaisons. ALCO also meets at least quarterly to perform an in-depth review of the company’s asset-liability strategy.  The credit rating of each security or obligation in the portfolio is closely monitored and reviewed at least annually by the ALCO, along with an detailed evaluation the company’s municipal securities portfolio.

At December 31, 2003, 2002, and 2001, all investment securities were classified as available for sale and were carried at fair market value. At December 31, 2003, the investment portfolio represented 26% of total assets.  In 2003, the investment portfolio produced interest and dividend income of $7.7 million, or 21% of the total interest and dividend income earned by the company.  The company recognized net gains on the sale of investments of $2.2 million in 2003.  The net unrealized appreciation at December 31, 2003, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $2.2 million.

See note 2, “Investment Securities”, to the consolidated financial statements in Item 8 for further information.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
($ in thousands)	2003	2002	2001

U.S. agency obligations	$23,166	$—	$15,659
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	107,037	181,023	120,353
Municipal securities	59,632	53,772	57,747
Certificates of deposit	1,000	1,000	—
Bonds and Certificates of deposit	$190,835	235,795	193,759

FHLB stock	3,301	3,301	3,301
Other equity securities	2,172	—	—
Total investments available for sale	$196,308	$239,096	$197,060

The contractual maturity distribution, as of December 31, 2003, of the total bonds and obligations above with the weighted average yield for each category is as follows:

	Under 1 Year		1 - 3 Years		3 - 5 Years		5 - 10 Years		Over 10 Years
($ in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. agencies	$—	—	$12,675	2.30%	$—	—	$10,491	3.94%	$—	—
CMO/MBS	4	11.77%	—	—	2,410	5.13%	37,806	4.29%	66,817	4.07%
Municipals*	3,243	6.61%	6,375	5.71%	15,229	4.51%	24,181	5.50%	10,604	7.66%
Certificates	1,000	1.50%	—	—	—	—	—	—	—	—
	$4,247	5.41%	$19,050	3.44%	$17,639	4.59%	$72,478	4.64%	$77,421	4.56%

* Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities do not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the municipal category is $29.5 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the company’s asset-liability management program.

See “Interest Margin Sensitivity Analysis” in Item 7A for additional information regarding the company’s callable investment securities.

Source of Funds

Deposits

Deposits have traditionally been the principal source of the company’s funds.  The company offers a broad selection of deposit products to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit.  The company also offers commercial checking, money market, Keogh retirement and business IRA accounts.  The company does not currently use brokered deposits.  The company has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of the existing deposits, the asset-liability position of the company and the overall objectives of the company regarding the growth of relationships.

The table below shows the comparison of the company’s average deposits and average rates paid for the periods indicated.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	December 31,
	2003			2002			2001
($ in thousands)	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits

Demand	$124,904	—	19.2%	$112,376	—	19.3%	$104,233	—	21.4%

Savings	128,455	1.15%	19.7%	103,542	1.71%	17.8%	70,465	2.42%	14.5%
PIC	146,177	0.26%	22.4%	120,112	0.53%	20.6%	100,546	0.88%	20.7%
Money market	103,099	1.29%	15.8%	91,023	1.86%	15.6%	64,534	2.85%	13.3%
	377,731	0.84%	57.9%	314,677	1.30%	54.0%	235,545	1.88%	48.5%

Time deposits	149,555	2.37%	22.9%	155,500	3.41%	26.7%	146,577	5.00%	30.1%

Total	$652,190	1.03%	100.0%	$582,553	1.61%	100.0%	$486,355	2.42%	100.0%

The decrease in the average rate paid on total deposit accounts to 1.03% for 2003 from 1.61% for 2002 resulted primarily from declining interest rates during the period.

See note 6, “Deposits and Escrow Deposits of Borrowers”, to the consolidated financial statements in Item 8 for further information.

Borrowings

The bank is a member of the Federal Home Loan Bank of Boston (“FHLB”).  This membership enables the bank to borrow funds from the FHLB.  The company utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the company’s asset-liability management program.  At December 31, 2003 the bank had the ability to borrow up to $123.4 million from the FHLB, with actual outstanding advances of $20.5 million at an average rate of 1.22%.  The outstanding balance was composed of $20.0 million in short term (2-3 weeks) advances, at 1.11%, and $0.5 million of long term (15 year) advances, at 5.94%. Maximum amounts outstanding at any month end during 2003, 2002, and 2001 were $20.5 million, $16.5 million and $0.5 million respectively.

The company also borrows funds from commercial and municipal customers by entering into agreements to sell and repurchase investment securities from the company’s portfolio with terms ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company.  Interest rates paid by the company on the repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction.  At December 31, 2003, the company had $0.9 million in term repurchase agreements outstanding with an average interest rate of 1.05% and original terms from one to six months. Maximum amounts outstanding at any month end during 2003, 2002, and 2001 were $1.0 million, $48.1 million, and $76.1 million, respectively.

During the fourth quarter of 2001, the company began to transition the investment portion of the company’s commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the company to money market mutual funds managed by Federated Investors, Inc. (“Federated”). The balances transferred to Federated do not represent obligations of the company.  This transition from overnight repurchase agreements to

Federated mutual funds continued during the first five months of 2002 and was completed in mid-May of that year.  Under this arrangement, management believes that commercial customers benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety.

The table below shows the comparison of the company’s average repurchase agreements and FHLB advances and average rates paid for the periods indicated.

	December 31,
	2003		2002		2001
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$925	1.19%	$15,960	1.77%	$65,511	3.56%
FHLB advances	4,419	1.83%	1,167	3.47%	722	4.99%

Total	$5,344	1.72%	$17,127	1.89%	$66,233	3.58%

See note 7, “Other Borrowings”, to the consolidated financial statements in Item 8 for further information.

Junior Subordinated Debentures

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company’s $0.3 million capital contribution, to acquire $10.8 million in aggregate principal amount of the company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.  The Trust financial statements are not consolidated with the company’s financial statements presented in this report, and therefore the $10.8 million of subordinated debentures issued by the company to the Trust are carried as other borrowings on the company’s financial statements.

See “Accounting Rule Changes” contained in Item 7 below and in paragraph (o) in note 1, “Summary of Significant Accounting Polices”, to the consolidated financial statements in Item 8 for further information on the Trust.

Investment Management and Trust Division

The company provides a range of investment management services to individuals, family groups, trusts, foundations and retirement plans.  These services include: securities brokerage services via Enterprise Investment Services LLC, through a third party service arrangement with Commonwealth Financial Network, a licensed securities brokerage firm; management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment management and trust division; and commercial sweep accounts through Federated for the company’s commercial deposit customers.  Portfolios are managed based on the investment objectives of each client.  At December 31, 2003, the company had $375.3 million in investment assets under management compared to $317.4 million at December 31, 2002.  Each component of this portfolio is affected by fluctuations in the financial markets.  The 18% increase in the portfolio over the prior year consists of asset growth, as well as advances in investment market values during the period.

Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party service arrangement with C.J. McCarthy Insurance Agency, Inc., a full service insurance agency headquartered in Wilmington, Massachusetts. Enterprise Insurance Services provides, through McCarthy Insurance Agency, a wide array of business-oriented insurance products and services, including property and casualty insurance, employee benefits, retirement plans, and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the company’s market area.

eCommerce Banking

The company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail customers.  The company uses a combination of outside service bureau and in-house turn-key solution from its core banking system vendor to provide internet-based banking services to commercial customers.  Major internet banking capabilities include balance inquiry; internal transfers; loan payments; ACH origination; federal tax payments; placement of stop payments; and initiation of request for wire transfers.  Commercial customers are being migrated off the service bureau solution to the in-house solution.  This migration is expected to be completed during 2004.  In addition to the services described above, both in-house solutions also give customers access to images of checks paid as well as previous account statements.

The company currently uses an outside vendor to design, support and host its website.  In addition to providing the access point to various specified banking services, the site provides information on the company and its services as well as access to various financial management tools. It also includes the following major capabilities: career opportunities; loan and deposit rates; calculators; an ATM/Branch Locator/Map; and a corporate governance page containing board of directors’ committees, charters, and the code of business ethics and conduct, among other items. The underlying structure of the site provides for dynamic maintenance of the information by company personnel.  The company’s internet web address is: www.enterprisebankandtrust.com

Competition

The company faces strong competition to attract deposits and to generate loans.  New England’s largest banking organization is headquartered in neighboring Boston, and several other regional commercial banks have a local presence in the company’s market area.  Numerous local savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in the Merrimack Valley and in the Leominster/Fitchburg, Massachusetts area.  Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, insurance companies, securities brokerage firms, institutional mutual funds and private lenders.  Advances in and the increased use of technology, such as Internet banking and PC banking, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Notwithstanding the substantial competition with which the company is faced, management believes that the company has established a market niche in the Merrimack Valley and the Leominster/Fitchburg area.  The company’s market position has been enhanced by the acquisition of other independent banks by the larger regional and national banking organizations, and the resultant consolidation of competitors’ banking operations and services within the company’s market area.  This consolidation is expected to continue, as evidenced by recent announcements of the acquisitions of several local banks in the company’s market area, as well as New England’s largest regional bank, which are expected to be completed in 2004.  Additionally, management actively seeks to enhance its market position by pursuing opportunities in neighboring markets as well as examining new products and technologies in order to maintain a competitive mix of products and services which can be delivered through multiple distribution channels at competitive prices.

The company’s officers and directors have substantial business and personal ties in the cities and towns in which the company operates.  The company believes that it has differentiated itself from competitors by providing customers, composed principally of growing and privately held businesses, professionals, and consumers, with prompt and personal service based on management’s familiarity and understanding of such customers’ banking needs.  The company’s past and continuing emphasis is to provide its customers with highly responsive personal and professional service.

To the extent that changes in the regulation of financial services may further increase competition, these changes could result in the company paying increased interest rates to obtain deposits while receiving lower interest rates on its loans.  Under such circumstances, the company’s net interest margin would decline.

See also “Supervision and Regulation” below, for further discussion on how new laws and regulations may effect the company’s competitive position.

Supervision and Regulation

General

Bank holding companies and banks are subject to extensive government regulation through federal and state statutes and related regulations, which are subject to changes that can significantly affect the way in which financial service organizations conduct business.

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others have increased regulatory requirements.  For example, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has eased regulatory restrictions by removing the legal barriers that formerly served to separate the banking, insurance and securities industries.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which reduced geographic restrictions on banking organizations by enhancing their ability to operate on a nationwide basis, is another example of federal legislation that has reduced the legal and regulatory burdens on banks and their holding companies.

Changes in law and regulation that have increased banks’ and financial organizations’ regulatory requirements include the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).  The USA Patriot Act added new provisions to the Bank Secrecy Act that are intended to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism.  Among other requirements under the USA Patriot Act, effective as of October 1, 2003, the company has implemented a comprehensive risk-based customer identification program that is applied to all new account openings.

The passage of the Sarbanes-Oxley Act of 2002 (“SOXA”) has also added new financial reporting and corporate governance requirements to the company’s ongoing regulatory compliance obligations.  Pursuant to SOXA requirements, the company took several steps in 2003 to formalize the corporate governance policies, procedures and guidelines that are followed by the management and directors of the company and bank.  These included: developing an independent Corporate Governance and Nominating Committee, determining the independence of each of the company’s directors, restructuring board committees, identifying an audit committee financial expert, providing internal control and disclosure certifications, enhancing our Code of Ethics and developing board committee charters.

Any future increase in the extent of regulation imposed upon the banking or financial services industries generally, which could include, among other requirements, further state or federal initiatives with respect to consumer privacy requirements and subprime lending regulations as well as pending federal requirements for additional internal financial controls and mandatory paperless check processing, could result in the company incurring additional operating and compliance costs, which in turn could impede profitability.

To the extent that the information in this report under the heading “Supervision and Regulation” describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  Any changes in applicable law or regulation may have a material effect on the business and prospects of the bank and the company.

See note 8, “Stockholders’ Equity”, to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements for both the company and the bank.

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  It is subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and files reports with the Federal Reserve Board as required under the Bank Holding Company Act.  Under applicable Massachusetts’s law, the company is also subject to the supervisory jurisdiction of the Commissioner.

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

The GLB Act has also enhanced the authority of banks and their holding companies to engage in non-banking activities.  By electing to become a “financial holding company”, a qualified parent company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depositary institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the federal Community Reinvestment Act.  Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board.  The company believes that the bank, which is the company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the company to successfully elect to become a financial holding company.  However, the company has no current intention of seeking to become a financial holding company.  Such a course of action may become necessary or appropriate at some time in the future depending upon the company’s strategic plan.

Regulation of the Bank

As a trust company organized under Chapter 172 of the Massachusetts General Laws, the deposits of which are insured by the FDIC, the bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.  The bank is also subject to certain requirements of the Federal Reserve Board.

The regulations of these agencies govern many aspects of the bank’s business, including permitted investments, the opening and closing of branches, the amount of loans which can be made to a single borrower, mergers, appointment and conduct of officers and directors, capital levels and terms of deposits.  The Federal Reserve Board also requires the bank to maintain minimum reserves on its deposits.  Federal and state regulators can impose sanctions on the bank and its management if the bank engages in unsafe or unsound practices or otherwise fails to comply with regulatory standards. Various other federal and state laws and regulations, such as truth-in-lending and truth-in-savings statutes, the Equal Credit Opportunity Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act, the Community Reinvestment Act, and the recently enacted so-called Check 21 Act, also govern the bank’s activities and operations.

Pursuant to the GLB Act, the bank may also form, subject to the approvals of the Commissioner and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity.  In order to qualify for the authority to form a financial subsidiary, the bank would be required to satisfy certain conditions, some of which are substantially similar to those that the company would be required to satisfy in order to elect to become a financial holding company.  The company believes that the bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the company has no current intention of doing so.  Such a course of action may become necessary or appropriate at some time in the future depending upon the company’s strategic plan.

Dividends

Under Massachusetts law, the company’s board of directors is generally empowered to pay dividends on the company’s capital stock out of its net profits to the extent that the board of directors considers such payment advisable.  Massachusetts banking law also imposes substantially similar standards upon the payment of dividends by the bank to the company.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) also prohibits a bank from paying any dividends on its capital stock in the event that the bank is in default on the payment of any assessment to the FDIC or if the payment of any such dividend would otherwise cause the bank to become undercapitalized.

Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth.  The primary sources of capital have been the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, and retention of earnings less dividends paid since the bank commenced operations.

See note 8, “Stockholders’ Equity”, and paragraph (o)”Other Accounting Rule Changes” in note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in Item 8 for further information regarding regulatory capital requirements and the treatment of trust preferred securities for both the company and the bank.

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted asset) consisting of core or Tier 1 capital. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital.   Tier 1 capital for the company begins with common stockholders’ equity and is reduced by certain intangible assets. In addition, trust preferred securities may compose up to 25% of the company’s Tier 1 capital (with any excess allocable to Tier 2 capital). Supplementary capital for the company is comprised solely of a portion of the allowance for loan losses.  Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, with the categories ranging from 0% (requiring no additional capital) for assets such as cash, to 100% for the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum “leverage” ratio of Tier 1 capital to quarterly average total assets of 3%, with most bank holding companies required to maintain at least a 4% ratio.

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. However, trust preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. The company contributed $10.3 million of proceeds from the sale of these securities to the bank.  Under the FDIC requirements, the minimum total capital requirement is 8% of total assets and certain off-balance sheet items, weighted by risk. For example, cash and government securities are placed in a 0% risk category, most home mortgage loans are placed in a 50% risk category and commercial loans are placed in a 100% risk category.  At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. At the bank level, as at the company level on a consolidated basis, certain intangible assets are deducted from Tier 1 capital in calculating regulatory capital ratios.

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

Depository institutions, such as the bank, are also subject to the prompt corrective action framework for capital adequacy established by FDICIA.  Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions.  FDICIA establishes five capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically capitalized”.  A “well capitalized” institution has a total capital to total risk-weighted assets ratio of at least 10%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a leverage ratio of at least 5% and is not subject to any written order, agreement or directive; an “adequately capitalized” institution has a total capital to total risk-weighted assets ratio of at least 8%, a Tier 1 capital to total risk-weighted assets ratio of at least 4%, and a leverage ratio of at least 5% (3% percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as “well capitalized”.  An “undercapitalized”

institution fails to meet one of the three minimum capital requirements.  A “significantly undercapitalized” institution has a total capital to total risk-weighted assets ratio of less than 6%, a Tier 1 capital to total risk-weighted assets ratio of less than 3%, and a leverage ratio of less than 3%.  A “critically capitalized” institution has a ratio of tangible equity to assets of 2%, or less.  Under certain circumstances, a “well capitalized”, “adequately capitalized” or “undercapitalized” institution may be required to comply with supervisory actions as if the institution were in the next lowest category.

Failure to meet applicable minimum capital requirements, including a depository institution being classified as less than “adequately capitalized” within FDICIA’s prompt corrective action framework, may subject a bank holding company or its subsidiary depository institution(s) to various enforcement actions, including substantial restrictions on operations and activities, dividend limitations, issuance of a directive to increase capital and, for a depository institution, termination of deposit insurance and the appointment of a conservator or receiver.

At December 31, 2003 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable Federal Reserve Board and FDIC regulations.

Patents, Trademarks, etc.

The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

Employees

At December 31, 2003, the company employed 226 full-time equivalent employees, including 85 officers.  None of the company’s employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

Item 2.           Properties

The company conducts its business from its main office located at 222 Merrimack Street, and operational support and lending offices at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts.  The company currently has eleven additional full service branch banking offices in Massachusetts, and anticipates opening it’s twelfth branch office in late 2004/early 2005.  The company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the company.

LOCATION	OWNED OR LEASED

Andover
Park Street Village	Leased
Billerica
674 Boston Post Road	Owned
Chelmsford
20 Drum Hill	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street	Leased

Scheduled continued on next page

LOCATION	OWNED OR LEASED

Lowell
430-434 Gorham Street	Leased
222 Merrimack Street	Leased
170 Merrimack Street	Leased
21-27 Palmer Street	Leased
North Billerica
223 Boston Road	Owned
Tewksbury
910 Andover Street	Leased
1120 Main Street (anticipated to open in 2004/2005)	Leased
Westford
237 Littleton Road	Owned

See note 4, “Premises and Equipment”, to the consolidated financial statements in Item 8 for further information regarding the company’s lease obligations.

Item 3.                                   Legal Proceedings

The company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the company.

See “Massachusetts Department of Revenue Tax Dispute” contained in Item 7, and also in note 14 to the consolidated financial statements contained in Item 8, for further details regarding 2003 tax legislation and the company’s dispute and settlement of prior year assessments, and a description of the adverse effect that this new legislation will have on the company’s earnings in future periods.

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.                                   Market for Registrant’s Common Equity and Related Stockholder Matters

Market for Common Stock

There is no established public trading market for the company’s common stock.  Although there are periodically private trades of the company’s common stock, the company cannot state with certainty the sales price at which such transactions occur.  The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2003:
1st Quarter	6,100	$22.00	$22.00
2nd Quarter	1,200	22.00	22.00
3rd Quarter	4,995	25.00	24.70
4th Quarter	9,370	26.00	25.00

2002:
1st Quarter	6,800	$20.00	$19.00
2nd Quarter	2,750	20.00	20.00
3rd Quarter	5,700	21.00	20.00
4th Quarter	5,200	22.00	21.00

The number of shares outstanding of the company’s common stock and number of shareholders of record as of March 1, 2004, were 3,607,998 and 727 respectively.

Dividends

The company declared and paid annual cash dividends of $0.38 per share and $0.33 per share in 2003 and 2002, respectively.  Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, the tax effect on individual stockholders, regulatory limitations, the company’s operating results and financial condition, anticipated growth of the company and general economic conditions.  As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company.  Under Massachusetts law, trust companies such as the bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the bank’s capital stock.  Any dividend payment that would exceed the total of the bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Commissioner’s approval. FDICIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

The statutory term “net profits” essentially equates with the accounting term “net income” and is defined under the Massachusetts banking statutes to mean the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets after deducting from such total all current operating expenses, actual losses, accrued dividends on any preferred stock and all federal and state taxes.

Item 6.                                   Selected Financial Data

	Year Ended December 31,
($ in thousands, except per share data)	2003	2002	2001	2000	1999
EARNINGS DATA
Net interest income	$28,352	$28,055	$26,017	$20,954	$17,127
Provision for loan losses	1,075	1,325	2,480	603	270
Net interest income after provision for loan losses	27,277	26,730	23,537	20,351	16,857
Non-interest income	6,580	5,577	4,825	3,348	2,720
Net gains on sales of investment securities	2,150	1,341	941	129	183
Non-interest expense	23,342	24,947	22,655	19,082	14,188
Income before income taxes	12,665	8,701	6,648	4,746	5,572
Income tax expense	5,720	2,395	1,744	1,142	1,489
Net income	$6,945	$6,306	$4,904	$3,604	$4,083

COMMON SHARE DATA
Basic earnings per share	$1.95	$1.80	$1.43	$1.08	$1.28
Diluted earnings per share	1.87	1.75	1.39	1.07	1.22
Book value per share at year end	15.20	14.18	12.34	10.61	8.50
Dividends paid per share	0.3800	0.3300	0.2875	0.2500	0.2100
Basic weighted average shares outstanding	3,565,752	3,494,818	3,432,255	3,322,364	3,187,292
Diluted weighted average shares outstanding	3,712,385	3,611,712	3,530,965	3,369,025	3,335,338

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$751,545	$721,430	$631,900	$573,150	$443,095
Gross loans	488,839	414,123	376,327	312,017	261,308
Allowance for loan losses	9,986	9,371	8,547	6,220	5,446
Investment securities at fair value	196,308	239,096	197,060	185,184	153,427
Federal funds sold	14,000	—	6,500	28,025	—
Deposits, repurchase agreements and escrow	661,778	638,815	571,873	520,882	362,915
FHLB borrowings	20,470	16,470	470	470	50,070
Junior subordinated debentures	10,825	10,825	10,825	10,825	—
Total stockholders’ equity	54,750	50,080	42,721	36,155	27,463
Mortgage loans serviced for others	15,077	16,861	21,646	25,700	24,001
Investment assets under management	375,297	317,394	314,049	297,579	225,058

Total assets, investment assets under management and mortgage loans serviced for others	1,141,919	1,055,685	967,595	896,429	692,154

RATIOS
Net income to average total assets	0.96%	0.95%	0.81%	0.71%	1.06%
Net income to average stockholders’ equity	13.52%	13.69%	12.30%	11.97%	14.89%
Allowance for loan losses to loans	2.04%	2.26%	2.27%	1.99%	2.08%
Stockholders’ equity to assets	7.28%	6.94%	6.76%	6.31%	6.20%

Item 7.                                   Management Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in Item 8, the information contained in the description of the company’s business in Item 1 and other financial and statistical information contained in this annual report.

Critical Accounting Estimates

The company’s significant accounting policies are described in note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements contained in Item 8.  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The two most significant areas in which management applies critical assumptions and estimates include the areas described further below.

Allowance for Loan and Lease Losses

The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process. The company regularly monitors the real estate market and the company’s asset quality to determine the adequacy of its allowance for loan losses through ongoing credit reviews by the credit department, an external loan review service, members of senior management and two committees of the board of directors, namely the loan and executive committees.

The allowance for loan and lease losses is an accounting estimate of credit losses inherent in the loan portfolio.   The company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors.  The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114.  Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the company’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, an additional allowance is maintained, if necessary, based on a subjective process whereby management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, character and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.  The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.

Impairment Review of Goodwill and Other Intangible Assets

Due to a change in accounting standards effective January 1, 2002, the company no longer amortizes its goodwill through a charge to expense over the period of its estimated life, and instead, at least annually, must evaluate whether the carrying value of the goodwill has become impaired, in which case the company must reduce its carrying value through a charge to earnings. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. The estimated fair value assessment utilizes various techniques, including earnings multiples and book value multiples that are subject to change based on market conditions.  In connection with the company’s acquisition of two Fleet National Bank branches, the company recorded as assets on its financial statements both identifiable intangible assets (known as core deposit intangibles) and goodwill, an intangible asset which is equal to the excess of the purchase price paid over the estimated fair value of the assets acquired and the liabilities assumed.  Core deposit intangible assets are amortized to expense over their estimated useful life and reviewed for impairment regularly.

General Overview

Results of Operations

The company realized 10% net income growth in 2003 over 2002.  Net income amounted to $6.9 million and $6.3 million in 2003 and 2002, respectively.

The company’s earnings are largely dependent on its net interest margin, which is the difference between the yield on interest earning assets (loans, investment securities and federal funds sold) and the cost of interest bearing liabilities (deposits and borrowings).  Consequently, the company’s earnings are subject to the risk associated with changes in the interest rate environment and accordingly, the management of interest rate risk is a significant component of the company’s risk management process.   The company’s earnings are also directly impacted by the level of its provision for loan losses, investment management and trust services income, deposits and loan fees, gains on the sales of investment securities and loans, operating expenses, and income taxes.

Interest rates in 2003 remained at historic lows, continuing a downward trend that began in January 2000.  The continued low interest rate environment resulted in net interest margin compression of 37 basis points in 2003 compared to 2002.  During 2003 interest earning assets continued to reprice downward, whereas corresponding rate reductions in customer deposit accounts were less flexible due to the already low market rates in effect.  The low interest rate environment, especially during the May through June 2003 period, led to a significant increase in the acceleration of prepayments on mortgage backed investment securities and loan refinancings during the year.  The proceeds from these transactions were reinvested at the lower market rates or held in lower earning federal fund sold balances. Interest income was also negatively impacted by the acceleration of amortization expense on the premiums associated with the prepayments on the mortgage backed securities portfolio. This margin compression was partially offset by the growth of interest earning assets, resulting in a $0.3 million, or 1%, increase in net interest income in 2003 over the prior period.

The assessment of the credit risk inherent in the loan portfolio resulted in the company providing $1.1 million for loan losses in 2003, compared to $1.3 million in 2002. The assessment of credit risk is also a significant component of the company’s risk management process and is discussed in more detail under the heading “Allowance for Loan Losses” in this Item 7 below.

Non interest income increased by $1.8 million and was $8.7 million for the year ended December 31, 2003.  The primary components of the increase were increases in the gains realized on the sales of investment securities, gains on loan sales, and deposit fee income. The investment securities sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning during the period. Fixed rate mortgage loan origination volume increased over the prior year due primarily to the increase in refinancing activity prompted by the low interest rate environment. The company generally sells long-term fixed rate residential mortgage loan production to minimize interest rate risk and puts variable rate loans into the company’s portfolio in conjunction with the overall asset-liability management program of the company. The higher volume of fixed rate loans sold resulted in the increase in the gains realized on loan sales over the prior year.

Non-interest expenses declined by $1.6 million, and amounted to $23.3 million in 2003, compared to $24.9 million in the prior year.  The decrease was partially attributed to the reduction in the 2003 employee bonus, due to the REIT tax charge noted below, as well as declines in professional consulting fees, marketing and public relations, and trust professional and custodial fees, due to the company’s overall expense reduction efforts.  These decreases were partially offset by increases in salaries, payroll taxes, health insurance premiums and legal fees.

In June, the company along with approximately sixty other Massachusetts banks settled a dispute with the Massachusetts Department of Revenue related to the treatment of REIT dividend income from 1999 through 2001. As a result of the settlement, in 2003 the company realized a charge of $1.1 million to income tax expense for those prior years.  Excluding the REIT tax charge, the effective tax rate increased from 27.5% to 36.5%, primarily due to changes in state income tax statutes enacted by the Massachusetts legislature in 2003.

Financial Position

The company’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank, securities sold under agreements to repurchase, earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans and purchase investment securities, conduct operations, expand the branch network, and pay dividend to shareholders.

Total assets increased $30.1 million, or 4%, over the prior year, to $751.5 million at December 31, 2003.  The increase was primarily attributable to an increase in loans, net of fees, of $74.7 million, or 18%. The growth was primarily concentrated in the construction and commercial real estate loan portfolios.  Growth of 78% and 22%, in construction and commercial real estate loans, respectively, reflect the company’s continued commitment to developing strong commercial lending relationships.  Loan growth was offset by a decline in investment securities of $42.8 million or 18%. The decline in the investment portfolio was primarily due to securities sales and prepayments in the mortgage backed securities portfolio, primarily due to refinancing of the underlying mortgages prompted by the low interest rates during 2003.  The proceeds from these transactions were partially utilized to purchase new securities as well as to fund loan growth.  The loan growth was also funded through deposit growth, including escrow deposits of borrowers, of $22.8 million, or 4%, and an increase in short-term borrowings of $4.2 million or 24%.  The company’s low cost deposits, checking and retail savings accounts, increased by $24.1 million, or 7%, over the prior year, and comprised 56% of total deposits at December 31, 2003.

Assessment of Allowance for Loan Losses

Inherent in the lending process is the risk of loss.  While the company endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

As noted above under the heading, “Results of Operations”, the provision for loan losses decreased $0.3 million in 2003 compared to 2002, and this decrease reflected management’s estimate of the level of loan loss reserves necessary to support the level of credit risk inherent in the loan portfolio.  The allowance for loan losses amounted to $10.0 million, or 2.04% of total loans, at December 31, 2003 compared to $9.4 million, or 2.26% of total loans, at December 31, 2002.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of non-performing loans, net charge-offs, loan growth, economic trends and comparison to industry peers.

Following September 11, 2001, the company began providing for loan loss reserves at a higher level due to management’s estimate of a prolonged and significant economic downturn, which was expected to result in deterioration of the loan portfolio’s credit quality.  Consequently, the company’s loan loss reserve to total loan ratio increased to a range of approximately 2.20% to 2.30% compared to 1.99% at December 31, 2000 and 2.00% at June 30, 2001, respectively.

Throughout 2003, economic results remained somewhat mixed but with signs of economic strength and improvement. From a credit quality perspective, the loan portfolio, as measured by non-performing loans and net charge-offs, decreased slightly. However, neither the economic results nor credit quality has deteriorated to the extent previously anticipated by management.

Consequently, management’s revised estimates on the credit risk inherent in the portfolio, an ongoing review of commercial loan peers and economic forecasts for strong growth, resulted in management’s assessment that a reserve level of 2.04% at December 31, 2003 was reasonable.

Opportunities and Risks

Notwithstanding the substantial competition the company faces to attract deposits and to generate loans within its market area, management believes that the company has established a market niche in the Merrimack Valley and the Leominster/Fitchburg area. Management believes that it has differentiated the company from competitors by providing customers, composed principally of growing and privately held businesses, professionals, and consumers, with prompt and personal service based on management’s familiarity and understanding of such customers’ banking needs.  The company’s past and continuing emphasis is to provide its customers with highly responsive personal and professional service.  The company’s market position has been enhanced by the ongoing consolidation within the banking industry, and in particular in Massachusetts. Additionally, management actively seeks to improve its market position by pursuing opportunities in neighboring markets.  The company opened its twelfth branch, in Andover on March 15, 2004, and is currently seeking the required regulatory approvals for a thirteenth branch office, in Tewksbury, and anticipates opening this facility for business in late 2004/early 2005.

Management continues to seek opportunities to expand market share and grow assets through new branch offices in neighboring markets.  However, the addition of these branches is expected to increase the company’s operating expenses, primarily in salaries, marketing, and occupancy expenses, before the growth benefits are fully achieved. Through business development and focused marketing efforts management expects to continue penetration into existing markets, and to position itself to increase market share as the industry consolidation by larger regional banking companies continues.

Credit risk remains a significant risk to the company’s financial results as a significant decrease in credit quality would result in increased loan loss provisions, which are a direct charge to earnings.

Currently, the company’s exposure to interest rate risk is primarily in a declining interest rate environment, as lower interest rates will lead to further margin compression.  As market rates decline, interest earning assets reprice downward and prepayments of loans and mortgage backed investment securities accelerate, forcing the company to reinvest these proceeds at lower market rates. As assets reprice downward, corresponding rate reductions on interest bearing deposits cannot always be implemented to the same extent.  Deposit rates are approaching levels that will not allow further reductions because of competitive market pressures.

Management will seek to mitigate margin compression through growth of high quality, high yielding assets and low cost checking and savings deposits.  In addition, management will pursue growth of non-interest income in the form of loan and deposit fees, investment management and trust income, and effective management of non-interest expenses, recognizing that strategic expenditures will continue to be made to support the company’s growth and expansion goals.  Gains realized on sales of investment securities are dependent on overall market conditions and the company’s management of its asset-liability position.  Gains realized on the sale of loans are dependent on the volume of fixed rate residential loans originated, which in turn is reliant on market interest rates.  There can be no assurances that market conditions will continue to support the level of gains realized on the sales of loans or securities to the extent realized in 2003.

Management views the current banking landscape as an exciting and opportunistic period.  Management believes that industry consolidation, branch expansion and continued market penetration have positioned the company well to achieve success in the coming years.  The effective management of interest rate and credit risk along with overcoming a very competitive landscape are the significant challenges for the company.

Financial Condition

Loans

Total loans, net of fees, were $488.8 million, or 65% of total assets, at December 31, 2003, compared with $414.1 million, or 57% of total assets, at December 31, 2002.  The $74.7 million, or 18%, increase in loans outstanding was attributable to continued customer-call efforts, marketing and advertising, and increased market penetration. During 2003, commercial real estate loans increased $37.5 million, or 22%, other loans secured by real estate (residential and construction loans) and home equity mortgages increased by $27.8 million, or 24%, commercial loans increased by $10.2 million, or 8%, and consumer loans decreased $0.5 million or 10%.

See “Lending” in Item 1 for further information regarding the loan portfolio composition at December 31, 2003.

Asset Quality

The non-performing asset balance was $3.0 million at December 31, 2003 and $1.9 million at December 31, 2002. Delinquencies in the 30-89 day category increased from $1.3 million at December 31, 2002 to $2.5 million at December 31, 2003, due mainly to three individual commercial real estate loans which were 31 days past due at December 31, 2003 and subsequently brought current in January 2004. The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company’s market area, or deterioration in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The company uses an asset classification system, which classifies loans depending on risk of loss characteristics.  The most severe classifications are “substandard” and “doubtful”.  At December 31, 2003, the company classified $6.1 million and $0 as substandard and doubtful loans, respectively.  Included in the substandard category is $2.7 million in non-performing loans.  The remaining balance of substandard loans is performing but possess potential weaknesses and, as a result, could become non-performing loans in the future.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Allowance for Loan Losses

The ratio of the allowance for loan losses to non-performing loans was 334.76% at December 31, 2003 compared to 488.84% and 455.84% at December 31, 2002 and 2001, respectively. The decrease in 2003 resulted from an increase of $1.1 million in the balance of the non-performing loans, while the balance in the Allowance for Loan Losses increased by $0.6 million over the period. The increase in the allowance was due to provisions of $1.1 million, offset by net charge offs of $0.5 million. The net charge-offs during the current period were related mainly to the charge-off of one commercial loan relationship.

During the period, the company’s ratio of the allowance for loan losses to total loans decreased from 2.26% at December 31, 2002 to 2.04% at December 31, 2003, due mainly to the provision net of charge-off noted above, offset by the growth in the loan portfolio of $74.7 million, or 18%. Net loans charged-off to average loans were 0.10%, 0.13% and 0.04%, at December 31, 2003, 2002 and 2001, respectively.

Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels of outstanding loans and known and inherent risks in the loan portfolio and will continue to monitor the need to add to the company’s allowance for loan losses.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2003.

See “Assessment of Allowance for Loan Losses” under the heading “General Overview”, in this Item 7 above, and “Risk Elements” and “Allowance for Loan Losses” in Item 1 for further information regarding the allowance for loan losses.

Investments and Federal Funds Sold

As of December 31, 2003, all of the company’s investment securities were classified as available for sale and carried at fair market value.  Investments and federal funds sold totaled $210.3 million, or 28% of total assets, at December 31, 2003, compared to $239.1 million, or 33% of total assets, at December 31, 2002. During 2003 the company recognized $2.2 million in net gains on sales of $69.8 million of securities.  Principal paydowns, calls and maturities totaled $82.7 million during the period, and were primarily comprised of prepayments in the mortgage backed securities portfolio, due to refinancing of the underlying mortgages prompted by the low interest rate environment, especially during May through June 2003.  The proceeds from the sales and paydowns were partially utilized to purchase $112.6 million of investments, primarily municipal and collateralized mortgage backed securities, with the remainder invested in short term federal funds.  In January 2003, the company began investing in a professionally managed portfolio of blue chip growth and income equity securities.  At December 31, 2003, the balance of this equity portfolio was $2.2 million, or 1% of the total investment portfolio at fair value.

As of December 31, 2003, the net unrealized appreciation in the investment portfolio was $3.5 million compared to $6.8 million at December 31, 2002.  The decrease in net unrealized gains was primarily due to a reduction in higher yielding securities through security sales and principal paydowns and the reinvestment of those proceeds at the lower current market rates.  The net unrealized gains/losses in the company’s bond portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the company’s investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized appreciation on investments will also decline as the securities approach maturity.  The unrealized appreciation will only be realized if the securities are sold.

See “Investment Activities” in Item 1 for further information regarding the company’s investment portfolio allocation and scheduled maturities.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s asset-liability committee. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity at the FHLB and others.

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The company’s primary source of funds is dividends from the bank and long-term borrowings.  The company funds earning assets with deposits, short-term borrowings and stockholders’ equity.  At December 31, 2003, the company had the capacity to borrow additional funds from the FHLB of up to $102.9 million, and had the ability to issue up to $80.0 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion below under the heading “Deposits and Borrowings” regarding outstanding FHLB advances.   The company also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the company is able to borrow funds from Lehman Brothers by entering into an agreement to sell and repurchase certain investment securities in the company’s portfolio. There were no balances outstanding or securities subject to any repurchase obligation with Lehman Brothers at December 31, 2003.  Management believes that the company has adequate liquidity to meet its commitments.

Deposits and Borrowings

Deposits, including escrow deposits of borrowers, increased $22.8 million, or 4%, to $660.8 million at December 31, 2003, from $638.0 million at December 31, 2002. Deposits as a percentage of total assets were 88% at both December 31, 2003 and December 31, 2002.  The company’s deposit mix remained favorable during 2003. Lower cost checking, retail savings and business money markets deposits increased $24.1 million, or 7%, during 2003, and represented 56% of total deposits at both December 31, 2003 and 2002.  Retail money market and business investment savings accounts increased by $10.7 million, or 8%, while certificates of deposit declined by $12.0 million, or 8%.  The increase in total deposits resulted primarily from continued penetration in existing markets due to the company’s business development efforts, competitive cash management and internet banking products, and consumers seeking alternatives to the stock market.

Total borrowings, consisting of securities sold to commercial and municipal customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, increased by $4.2 million from December 31, 2002 to December 31, 2003.  FHLB borrowings increased $4.0 million, to $20.5 million at December 31, 2003, from $16.5 million at December 31, 2002.  The increase was due to short-term advances, taken at the end of December, to support the company’s liquidity needs.  Repurchase agreements increased slightly by $0.2 million during 2003.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company’s consolidated financial condition.  At December 31, 2003 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable Federal Reserve Board and FDIC regulations.

The intangible assets recorded by the company upon completion of the Fleet branch acquisition (which represent the excess of the purchase price paid over the fair value of the assets purchased and the liabilities assumed) must be deducted from Tier 1 capital in calculating the company’s and the bank’s regulatory capital ratios. The company raised $10.5 million in March 2000 from a private placement of trust preferred securities issued by the Trust. Trust preferred securities may compose up to 25% of the company’s Tier 1 capital (with any excess allocable to Tier 2 capital).  The company contributed $10.3 million of trust preferred proceeds to the bank, which amount is included in the Tier 1 capital of the bank without limitation.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2003, see note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual obligations and commitments at December 31, 2003.

		Payments Due By Period
($ in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$20,470	$20,000	$—	$—	$470
Subordinated debentures	10,825	—	—	—	10,825
Operating lease obligations	2,912	751	932	484	745
Repurchase agreements	954	954	—	—
Total contractual obligations	$35,161	$21,705	$932	$484	$12,040

		Commitment Expiration - Per Period
	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$156,431	$91,967	$17,548	$7,299	$39,617
Standby letters of Credit	10,026	9,994	32	—	—
Commitments to originate loans	39,376	39,376	—	—	—
Commitments to sell loans	2,800	2,800	—	—	—
Total commitments	$208,633	$144,137	$17,580	$7,299	$39,617

For additional information regarding Contractual Obligations and Commitments, see note 13, “Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk”, to the consolidated financial statements contained in Item 8.

Results of Operations

The company’s results of operations depend primarily on the results of operations of the bank.  The bank’s results of operations depend primarily on net interest income, the difference between income earned on its loan and investment portfolios and the interest paid on its deposits and borrowed funds, and the size of the provision for loan losses.  Net interest income is primarily affected in the short-term by the level of earning assets as a percentage of total assets, the level of interest-bearing and non-interest-bearing deposits, yields earned on assets, rates paid on liabilities, the level of non-accruing loans and changes in interest rates.  The provision for loan losses is primarily affected by individual problem loan situations, overall loan portfolio quality, the level of net charge-offs, regulatory examinations, an assessment of current and expected economic conditions, and changes in the character and size of the loan portfolio. Earnings are also affected by the company’s non-interest income, which consists primarily of trust fees, deposit account fees, and gains and losses on sales of securities and loans, as well as the company’s level of non-interest expense and income taxes.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2003 and 2002.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2003 vs. 2002				2002 vs. 2001
($ in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest Income
Loans	$3,761	$(3,202)	$(419)	$140	$4,589	$(4,291)	$(711)	$(413)
Investments and Federal funds sold	454	(2,930)	(278)	(2,754)	(332)	(1,666)	55	(1,943)
Total	4,215	(6,132)	(697)	(2,614)	4,257	(5,957)	(656)	(2,356)

Interest Expense
Savings/PIC/MM	820	(1,448)	(291)	(919)	1,488	(1,366)	(440)	(318)
Time deposits	(203)	(1,617)	60	(1,760)	446	(2,331)	(146)	(2,031)
Borrowed funds	(223)	(29)	20	(232)	(1,758)	(1,119)	832	(2,045)
Total	394	(3,094)	(211)	(2,911)	176	(4,816)	246	(4,394)

Change in net interest income	$3,821	$(3,038)	$(486)	$297	$4,081	$(1,141)	$(902)	$2,038

The table on the following page presents the company’s average balance sheet, net interest income and average rates for the years ended December 31, 2003, 2002 and 2001.

	Average Balances, Interest and Average Interest Rates
	Year ended December 31, 2003			Year ended December 31, 2002			Year ended December 31, 2001
($ in thousands)	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate

Assets:

Loans (1)	$448,178	$28,274	6.31%	$395,356	$28,134	7.12%	$340,593	$28,547	8.38%
Investment securities and federal funds sold (2)	222,161	8,067	4.09%	213,854	10,821	5.46%	219,198	12,764	6.22%
Total interest earnings assets	670,339	36,341	5.57%	609,210	38,955	6.54%	559,791	41,311	7.53%
Other assets (3)	54,111			52,218			48,279

Total assets	$724,450			$661,428			$608,070

Liabilities and stockholders’ equity:

Savings, PIC and money market	$377,731	$3,182	0.84%	$314,677	$4,101	1.30%	$235,545	$4,419	1.88%
Time deposits	149,555	3,538	2.37%	155,500	5,298	3.41%	146,577	7,329	5.00%
Borrowed funds	5,344	92	1.72%	17,127	324	1.89%	66,233	2,369	3.58%
Subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing Deposits and borrowings	543,455	7,989	1.47%	498,129	10,900	2.19%	459,180	15,294	3.33%

Net interest rate spread (2)			4.10%			4.35%			4.20%

Non-interest bearing deposits	124,904	—	—	112,376	—	—	104,233	—	—
Total deposits and borrowings	668,359	7,989	1.20%	610,505	10,900	1.79%	563,413	15,294	2.71%

Other liabilities	4,731			4,855			4,793
Total liabilities	673,090			615,360			568,206

Stockholders’ equity	51,360			46,068			39,864

Total liabilities, trust Preferred securities and Stockholders’ equity	$724,450			$661,428			$608,070

Net interest Income		$28,352			$28,055			$26,017

Net interest margin (2)			4.38%			4.75%			4.80%

(1)           Average loans include non-accrual loans and are net of average deferred loan fees.

(2)           Average balances are presented at average amortized cost and average interest rates are presented on a tax-equivalent basis. The tax equivalent effect was $1,019, $858, and $866 for the years ended December 31, 2003, 2002 and 2001, respectively.

(3)           Other assets include cash and due from banks, FAS 115 market value adjustments, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

Net Income

The company had net income in 2003 of $6.9 million, or $1.95 and $1.87 per share on a basic and diluted basis, respectively, compared with net income in 2002 of $6.3 million, or $1.80 and $1.75 per share on a basic and diluted basis, respectively.

Net Interest Income

The company’s net interest income was $28.4 million for the year ended December 31, 2003, an increase of $0.3 million, or 1%, from $28.1 million for the year ended December 31, 2002.

The tax equivalent net interest margin decreased to 4.38% for 2003 from 4.75% for 2002. The primary reason for the 37 basis point compression in net interest margin was due to the reduction in market interest rates since December 31, 2002.  During the period, interest earning assets continued to reprice downward, whereas corresponding rate reductions in the cost of funds were restricted due to the already low market rates in effect throughout the period.

Interest Income

Interest income decreased by $2.7 million for the year ended December 31, 2003 to $36.3 million compared to $39.0 million for the year ended December 31, 2002.  This decrease resulted from a decline in the average tax equivalent yield on interest earning assets of 97 basis points, to 5.57%, for 2003 compared to 6.54% for 2002, partially offset by an increase in the average balance of interest earning assets of $61.1 million, or 10%, to $670.3 million for the year ended December 31, 2003, compared to $609.2 million for the year ended December 31, 2002.  The 97 basis point decline in yield on interest earning assets was due primarily to assets repricing at market rates that were lower than at origination.

For the year ended December 31, 2003, the average loan balance increased by $52.8 million, or 13%, while the average rate earned on loans declined by 81 basis points to 6.31% from 7.12% for the year ended December 31, 2002.  Interest income on loans increased slightly in 2003 to $28.3 million, from $28.1 million for 2002.

Income on investment securities and federal funds sold declined by $2.7 million, to $8.1 million in 2003,compared to $10.8 million in 2002.  The average investment securities and federal funds sold balance increased by $8.3 million, or 4%, for the year ended December 31, 2003, compared to the year ended December 31, 2002.  The average tax equivalent yield on investment securities and federal funds sold decreased by 137 basis points to 4.09% from 5.46% for the year ended December 31, 2003 as compared to the same period in 2002.  This drop in investment yield is associated with the increase in prepayment activity and the related acceleration of amortization expense, associated with mortgage related investments, due to low market rates and strong real estate values, as well as the reinvestment of the proceeds from securities sales and such prepayments at lower market rates over the period.

Interest Expense

Interest expense for the year ended December 31, 2003 was $8.0 million compared to $10.9 million for the same period ended December 31, 2002, a decrease of $2.9 million or 27%.  This decrease resulted from a reduction in the average interest rate on interest bearing liabilities of 72 basis points to 1.47% for the year ended December 31, 2003, compared to 2.19% for the year ended December 31, 2002, offset by an increase in the average balance of interest-bearing deposits and borrowings of $45.4 million, or 9%, to $543.5 million for the year ended December 31, 2003, as compared to $498.1 million for the year ended December 31, 2002.

Interest expense on deposits was $6.7 million and $9.4 million for the years ended December 31, 2003 and 2002, respectively, a decline of $2.7 million, or 29%. The average interest rate paid on savings, checking and money market deposit accounts decreased 46 basis points for the year ended December 31, 2003 compared to the year ended December 31, 2002, due to lower market rates, while the average balance of such deposit accounts increased by $63.1 million, or 20%, to $377.7 million for the year ended December 31, 2003 as compared to $314.7 million for the same period ended December 31, 2002.  The average interest rate on time deposits decreased by 104 basis points for the year ended December 31, 2003 compared to the same period ended December 31, 2002.  The average balance on time deposits decreased by $5.9 million, or 4%, to $149.6 million for the year ended December 31, 2003 as compared to $155.5 million for the same period ended December 31, 2002.

Borrowing expense declined by $0.2 million to $0.1 million in 2003, compared to $0.3 million in the prior year. The average interest rate on short-term borrowings, consisting of FHLB borrowings and term repurchase agreements, decreased 17 basis points to 1.72%, for the year ended December 31, 2003, compared to 1.89% for the year ended December 31, 2002.  The average balance of short-term borrowings for the year ended December 31, 2003 decreased by $11.8 million, or 69%, to $5.3 million as compared to $17.1 million for the year ended December 31, 2002.  The decrease in average balance was attributable to the transition of the company’s commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the company to Federated money market mutual funds, which was completed in the second quarter of 2002. The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2003 and 2002.

The average balance of non-interest bearing deposits increased by $12.5 million, or 11%, for the year ended December 31, 2003.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.20% for the year ended December 31, 2003, compared to 1.79% for the same period ended December 31, 2002, a decline of 59 basis points.

Provision for Loan Losses

The provision for loan losses amounted to $1.1 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively.  Loans before the allowance for loan losses, increased by $74.7 million, or 18% from December 31, 2002 to December 31, 2003.  The ratio of net loans charged off to average loans decreased from 0.13% at December 31, 2002, to 0.10% at December 31, 2003.  The allowance for loan losses to loans ratio decreased from 2.26% at December 31, 2002, to 2.04% at December 31, 2003, due to the provision net of charge-offs, offset by the growth in the loan portfolio

The provision reflects real estate values and economic conditions in New England and, in particular, the Leominster/Fitchburg area, Greater Lowell and the Merrimack Valley, the level of non-accrual loans, levels of charge-offs and recoveries, growth of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of current risk. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Assessment of Allowance for Loan Losses” under the heading, “General Overview”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Net gains on the sales of investment securities amounted to $2.2 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively.  These gains were realized on sales of securities of $69.8 million and $42.1 million in 2003 and 2002, respectively.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning during these periods.

Non-interest income, exclusive of net gains on sales of securities, increased by $1.0 million, or 18%, to $6.6 million for the year ended December 31, 2003, compared to $5.6 million for the year ended December 31, 2002.

Investment management and trust service fees increased by $6,000, or 0.3%, in 2003 compared to 2002. Excluding fees received for estate settlements in the prior period, investment management and trust fees increased by $82,000.  The change resulted from increases in the average balances of trust and investment assets under management, offset by a slight reduction in net fees earned per average asset. Included in investment management and trust service fees is commission income, from brokerage services provided through a third party service arrangement, in the amount of $0.3 million for the year ended December 31, 2003 and $0.2 million for the year ended December 31, 2002.    The year to date balances of average investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds and customers’ U.S. Treasury bills) increased by $17.4 million, or 6%, from $273.9 million in 2002 to $291.3 million for 2003.

Deposit service fees increased by $0.3 million, or 17%, from $1.9 million in 2002, to $2.2 million in 2003. The increase was attributed to an increase in overdraft, business checking and NOW account fees due to balance growth and account activity during the year.  The increase in fees was also partially due to the declining interest rate environment, which caused a reduction in the earnings credit posted to business checking accounts, which in turn offsets the service charges assessed by the company.

Gains on sales of loans were $0.9 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively, an increase of $0.4 million, or 77%.  The increase in realized gains was due to the increase in the volume of fixed rate residential loans originated and subsequently sold. Fixed rate residential mortgage originations increased as a result of the increase in refinancing activity due to the declining interest rate environment.  The company sold approximately $71.3 million and $39.6 million of residential loans in 2003 and 2002, respectively.

Other income increased by $0.2 from 2002 to 2003.  The increase was primarily attributable to increases in loan fees, insurance commissions, and processing income earned on the Federated sweep product, offset by a decline in loan servicing income due to refinancing activity.

Non-Interest Expense

Salaries and benefits expense totaled $13.8 million for the year ended December 31, 2003, compared with $14.3 million for the same period in 2002, a decrease of $0.5 million, or 4%. The decrease was due to a reduction in the provision for the 2003 employee bonus, due primarily to the $1.1 million income tax charge related to the company’s real estate investment trust subsidiary, partially offset by increases in the insurance premiums, payroll taxes and salaries attributed to employee raises and promotions during the year, as well as additional staff hired to support the company’s growth and strategic initiatives.

Audit, legal and other professional expenses decreased by $0.3 million, or 25%, in 2003.  The decrease was attributed to reductions in technology consulting related expenditures, offset by increased legal expense related to Sarbanes-Oxley compliance and other corporate governance matters.

Advertising and public relations expenses decreased $0.3 million, or 35%, to $0.6 million for the year ended December 31, 2003 from $0.9 million for the same period in 2002. The decrease was primarily due to initiatives undertaken in the prior year, related to the company’s commercial lending and trust divisions, as well as a concerted effort to reduce discretionary advertising expenditures in the current period.

Trust professional and custodial expenses decreased by $0.2 million, or 30%.  The reduction was primarily due to the restructuring of fee schedules in the first quarter of 2003.

Income Tax Expense

The Income tax expense and the effective tax rate for the year ended December 31, 2003 and December 31, 2002 were $5.7 million and 45.2%, and $2.4 million and 27.5%, respectively.  In 2003 the company recorded income tax expense of $1.1 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002, as a result of the enactment of Massachusetts legislation and the company’s settlement of disputed taxes with the Massachusetts Department of Revenue.  Excluding this charge, the effective tax rate for the year ended December 31, 2003 would have been 36.5%.  The increase in this effective tax rate over the 2002 period reflects the effect on the current period of the elimination of the bank’s dividends received deduction on income earned by the REIT subsidiary, and the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes.

As a result of the new state legislation the company will continue to record state income tax liability on the income earned by the bank, which was previously earned by the REIT subsidiary on a basis substantially free of state income taxes.

See also “Massachusetts Department of Revenue Tax Dispute” below and note 14 to the consolidated financial statements contained in Item 8 for further details regarding state tax matters that will affect the company’s future earnings.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Income

The company had net income in 2002 of $6.3 million, or $1.80 per share and $1.75 per share on a basic and diluted basis, respectively, compared with net income in 2001 of $4.9 million, or $1.43 per share and $1.39 per share on a basic and diluted basis, respectively.  The increase in net income of $1.4 million, or 29%, was the result of increases of $2.0 million in net interest income and $1.2 million in non-interest income, as well as a reduction in the provision for loan losses of $1.2 million, offset by increases in non-interest expense of $2.3 million and tax expense of $0.7 million. The 2002 net income results reflected the adoption of the Statement of Financial Accounting Standard (“SFAS”) No. 147, issued on October 1, 2002, which required all companies to eliminate the amortization of goodwill expense associated with the acquisition of branch deposits qualifying as a business combination and to make a retroactive adjustment to January 1, 2002.  The adjustment positively impacted net income by $0.4 million, net of taxes, for the year ended December 31, 2002.  Excluding the SFAS No. 147 adjustment, net income increased by 20% for the year ended December 31, 2002, compared to the same period in 2001.

See paragraph (o), “Other Accounting Rule Changes”, in note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements in Item 8 for further information regarding the accounting for branch acquisitions under SFAS 147.

Net Interest Income

The tax equivalent net interest margin decreased from 4.80% to 4.75% for the year ended December 31, 2002. The decrease in margin primarily resulted from the declining rate environment during the year in which a significant concentration of the loan portfolio and investment securities re-priced downward and cash flows from the payment of principal and interest on loans was reinvested at lower market rates. The company’s deposit mix aided in reducing the effect of the lower rate environment. The average balances on lower cost checking and savings deposits increased $79.1 million for the year ended December 31, 2002 while the average balances on certificates of deposit increased $8.9 million during the same period.

The company’s net interest income was $28.1 million for the year ended December 31, 2002, an increase of $2.1 million, or 8%, from $26.0 million for the year ended December 31, 2001. This increase was a result of a decrease in total interest expense of $4.4 million, offset by a decrease in total interest income of $2.3 million, primarily resulting from a decrease in interest rates during the year.

Interest income on loans decreased in the year ended December 31, 2002 to $28.1 million from $28.5 million for the year ended December 31, 2001.  The decrease resulted from a decrease in the average rate earned on loans of 126 basis points, from 8.38% in 2001 to 7.12% in 2002.  The decrease in the average rate earned was primarily attributable to the lower market interest rates.  The decrease in the average loan rate was offset by an increase in the average loan balance of $54.8 million, or 16%, from $340.6 million in 2001 to $395.4 million in 2002.

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

Interest expense on savings, personal interest checking and money market accounts was $4.1 million and $4.4 million for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease resulted primarily from a decrease of 58 basis points in the average interest rate paid on deposits from 1.88% in 2001 to 1.30% in 2002.  The decrease in the average rate paid was offset by an increase in the average balance of $79.1 million, or 34%, from $235.5 million for the year ended December 31, 2001, to 314.6 million for the year ended December 31, 2002.  The decrease in rate was attributable to lower market interest rates.

Interest expense on time deposits decreased $2.0 million to $5.3 million for the year ended December 31, 2002 compared to $7.3 million for the year ended December 31, 2001.  The decrease was due to a decrease of 159 basis points in the average rate paid from 5.00% in 2001 to 3.41% in 2002.  The lower rate was offset by an increase in the average balance of time deposits of $8.9 million, or 6%, from $146.6 million in 2001 to $155.5 million in 2002.  The decrease in the average interest rate paid on time deposits reflects a substantial decrease in market rates over the same period.

Interest expense on short-term borrowings, including borrowings from the FHLB and repurchase agreements, consisting of term repurchase agreements and commercial sweep accounts utilizing overnight repurchase agreements secured by municipal securities held by the company, decreased by $2.0 million, to $0.3 million in 2002 from $2.3 million in 2001.  The decrease resulted from the $49.1 million reduction in the average balance, from $66.2 in 2001 to $17.1 million in 2002, as well as the decrease in the average rate paid of 169 basis points to 1.89% in 2002, compared to 3.58% in 2001.  The decrease in average balance was attributable to the transition of the company’s commercial sweep accounts from overnight repurchase agreements to Federated money market mutual funds.

Provision for Loan Losses

The provision for loan losses amounted to $1.3 million and $2.5 million for the years ended December 31, 2002 and 2001, respectively.  The 2001 provision reflected management’s decision in the third quarter of that year to increase the allowance for loan losses in light of the economic uncertainty during the period, especially after September 11, 2001.  During 2002 economic uncertainty in the local and national economy continued and the company provided $1.3 million in additional reserves.

Loans, before the allowance for loan losses, increased from $376.3 million, at December 31, 2001 to $414.1 million, at December 31, 2002, an increase of 10%. Net loans charged off to average loans increased from 0.04% at December 31, 2001 to 0.13% at December 31, 2002.  Despite the growth in the company’s loan portfolio, the company’s underwriting practices or the methodology used to estimate loan loss exposure remained essentially unchanged.  The provision for loan losses is a significant factor in the company’s operating results.

The allowance for loan losses to loan ratio decreased from 2.27% at December 31, 2001 to 2.26% at December 31, 2002.  The slight decrease in this ratio resulted from the net increase in the allowance for loan losses of $0.8 million, offset by the $37.8 million increase in loans.

The provision for these periods reflected real estate values and economic conditions in New England, and in Greater Lowell in particular, the level of non-accrual loans, the level of charge-offs and recoveries, levels of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of the then current risk during the period.

Non-Interest Income

Non-interest income, exclusive of net gains or losses on sales of securities, increased by $0.8 million, or 16%, to $5.6 million for the year ended December 31, 2002, compared to $4.8 million for the year ended December 31, 2001.  The increase was primarily attributable to increases in deposit service fees, gains on sales of loans, and investment management and trust service fees.

Investment management and trust service fees increased by $0.2 million, or 9%, due primarily to one-time fees of $76,000 booked in 2002 for estate settlements and an increase in trust fees assessed.  Included in investment management and trust service fees was commission income in the amount of $0.2 million for the year ended December 31, 2002 and $0.3 million for the year ended December 31, 2001, from brokerage services provided through a third party service arrangement. Average trust and brokerage assets under management decreased by $17.4 million, or 6%, and amounted to $273.9 million for the year ended December 31, 2002 compared to $291.4 million for the year ended December 31, 2001.  Each of these components was affected by fluctuations in the financial markets.  The decrease in average balances during the year consisted of asset growth, more than offset by declining investment market values, which resulted primarily from declining stock market values.

Deposit service fees increased by $0.3 million, or 20%, from $1.5 million in 2001, to $1.9 million in 2002. The increase was due to growth of $109.8 million, or 29%, during the year in the balance of saving, checking and money market accounts.  The increase in fees was also partially due to the declining interest rate environment, which caused a reduction in the earnings credit posted to business checking accounts, which in turn offset the service charges assessed by the company.

Gains on sales of loans increased by $0.2 million from 2001 to 2002 due to increased fixed rate residential mortgage production resulting from a declining interest rate environment over the period.

Non-Interest Expense

Salaries and benefits expense totaled $14.3 million for the year ended December 31, 2002, compared with $13.2 million for the same period in 2001, an increase of $1.1 million, or 8%.  The increase resulted primarily from additional staff hired in 2002 and 2001 to support growth and strategic initiatives implemented.

Occupancy expense was $5.1 million for the year ended December 31, 2002, compared with $4.2 million for the same period in 2001, an increase of $0.9 million or 21%. The increase was primarily due to a full year of depreciation on office renovations for operational support departments completed in 2001, ongoing enhancements to the company’s computer systems in 2002, start-up costs associated with the company’s branch office on Gorham street in Lowell, which opened in April 2002, and increases in real estate taxes, bank insurance and common area maintenance fees for the company’s leased office space.

Audit, legal and other professional expenses increased by $0.5 million, or 70%, in 2002. The increase was primarily due to onetime consulting expenses related to companywide technology investments undertaken during the year, as well as increased compliance and internal audit related expenses associated with the company’s growth in 2002.  The 2002 expenses also reflected estimated legal and audit expenses related to the company’s dispute with the Massachusetts Department of Revenue, which is described further in this Item 7 below and in note 14, “Massachusetts Department of Revenue Tax Dispute”, to the consolidated financial statements contained in Item 8.

Advertising and public relations expenses increased $0.3 million, or 40%, to $0.9 million for the year ended December 31, 2002 from $0.6 million for the same period in 2001. The increase was due to expenditures, in the early part of 2002, related to the opening of the company’s Gorham street branch office in April of that year, increases in advertising expenditures for the commercial lending division and advertising and public relations initiatives undertaken on behalf of the trust division.

Other operating expense decreased to $1.9 million for the year ended December 31, 2002 compared to $2.5 million for the same period in 2001. The decrease of $0.6 million, or 22%, for the 2002 period consisted primarily of a decrease in the amortization of intangible assets, due to the elimination of amortization expense related to goodwill in accordance with the adoption of SFAS No. 147, as discussed in this Item 7 below under “Accounting Rule Changes”, reductions in telephone, ATM supplies and security expenses, offset by increased expenditures for correspondent bank service charges, training expenses and expenses related to loan workouts.

Income Tax Expense

The company’s effective tax rate for the year ended December 31, 2002 was 27.5% compared to 26.2% for the year ended December 31, 2001.  The increase in rate was primarily due to higher pretax income, which lessened the impact of tax exempt municipal securities.

Accounting Rule Changes

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The company adopted SFAS 145 on January 1, 2003.  Adoption of the standard did not materially affect the company’s financial condition, results of operations, earnings per share or cash flows.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions”.  SFAS 147 states that the excess of amounts paid over the fair value of the assets acquired and liabilities assumed in a bank or thrift branch acquisition that meets the definition of a business combination does represent goodwill, and should be accounted for under SFAS 142, and not under SFAS No. 72.  Upon adoption of SFAS 147, the excess paid over the fair value of the assets acquired and net liabilities assumed in a business combination was required to be reclassified to goodwill, and any amortization expense recognized in 2002 was reversed. SFAS No. 147 requires an annual impairment test, with any resulting decline in the value of the goodwill associated with the prior branch acquisition charged as an expense on the income statement and a reduction of such goodwill on the balance sheet. The FASB permitted adoption of SFAS 147 as of September 30, 2002, and the company adopted this new standard as of that date. Financial institutions that adopted SFAS No. 147 were required to restate previously issued financial statements as if the standard was in place for the institution on January 1, 2002. The consolidated financial statements contained herein reflect these reclassifications retroactive to January 1, 2002.

See paragraph (o), “Other Accounting Rule Changes”, included in note 1 “Summary of Significant Accounting Policies”, to the consolidated financial statements contained in Item 8 for further information regarding adoption of SFAS No. 147.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This Interpretation requires the recording at fair value of the issuance of guarantees, which would include the issuance of standby letters of credit. The company adopted this Interpretation beginning on January 1, 2003.  Adoption of the Interpretation did not materially affect the company’s financial condition, results of operations, earnings per share or cash flows.

See note 13, “Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk”, to the consolidated financial statements contained in Item 8.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for companies who elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation.  These companies can choose to elect one of three alternative methods for the transition.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002.

See paragraph (j), “Stock Options”, included in note 1 “Summary of Significant Accounting Policies”, to the consolidated financial statements contained in Item 8.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for the consolidation of Variable Interest Entities (VIEs) that function to support the activities of the primary beneficiary, as defined.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity.  In October 2003, the FASB announced that it had deferred the implementation date for FIN 46 to the fourth quarter of 2003 for VIEs in existence prior to February 1, 2003.

The Trust constitutes the only entity in which the company holds a variable interest.  The company fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment with respect to the trust preferred securities issued by the Trust.  At December 31, 2003 the company’s investment in the Trust was $0.7 million and the Trust had outstanding trust preferred securities totaling $10.5 million.

In December 2003, the FASB issued FIN 46R, a revision of FIN 46, which in part specifically addressed limited purpose trusts formed to issue trust preferred securities.  The guidance required companies to deconsolidate their investments in these limited purpose trusts.  Transition guidance for public companies issued by the FASB, required the application of either FIN 46 or FIN 46R to all special purpose entities (such as the Trust) in which the company holds a variable interest no later than the end of the first reporting period ending after December 15, 2003 (i.e. December 31, 2003 for entities with calendar fiscal years).  Accordingly, calendar year end public entities may choose to apply either FIN 46 or FIN 46R to their trust preferred structures at December 31, 2003.

Pursuant to FIN 46R the company has excluded the Trust from current periods and has elected to voluntarily restate prior period financial statements for comparability purposes.  This “deconsolidation” has caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 established standards requiring certain financial instruments with characteristics of both liabilities and equity to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries which have been indefinitely deferred from the scope of this statement.

In November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-3, which indefinitely deferred paragraph 9 of SFAS No. 150 for mandatorily redeemable financial instruments issued by limited life subsidiaries. Paragraph 9 provides guidance on the measurement requirement for mandatorily redeemable financial instruments.  However, due to the implementation of FIN 46R noted above, the trust preferred securities issued by the Trust have been excluded from the company’s financial statements and, therefore, adoption of FAS 150 is not expected to impact the company’s financial statements.

In July 2003, due to the potential accounting changes related to trust preferred securities noted above, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital, subject to applicable limits, for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve is in the process of reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.  As of December 31, 2003 the company’s Tier 1 capital, excluding trust preferred securities, would still exceed the minimum required regulatory levels for capital adequacy purposes.

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

Excluding the $1.1 million tax charge related to prior periods, the company’s effective tax rate for the year ended December 31, 2003 was 36.5%, compared to 27.5% for the year ended December 31, 2002.  The increase in the effective tax rate was primarily due to the elimination of the favorable tax treatment on income earned by ERT. On September 30, 2003 the company dissolved ERT and all ERT assets were transferred in liquidation to the bank.

Impact of Inflation and Changing Prices

The company’s asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of the company are monetary in nature.  Management believes the impact of inflation on financial results depends upon the company’s ability to react to changes in interest rates and by such reaction, reduce the inflationary impact on performance.  Interest rates do not necessarily move in the same direction, or at the same magnitude, as the prices of other goods and services.  As discussed previously, management seeks to manage the relationship between interest-sensitive assets and liabilities in order to protect against wide net interest income fluctuations, including those resulting from inflation.

Various information shown elsewhere in this annual report will assist in the understanding of how well the company is positioned to react to changing interest rates and inflationary trends.  In particular, the Interest Margin Sensitivity Analysis contained in Item 7A and other maturity and repricing information of the company’s assets and liabilities in this report contain additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (“the committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of six outside directors of the company and two senior managers of the company, who are also members of the Board of Directors. The committee designated four management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and FHLB borrowing capacity.  The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability strategies are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth of the company and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates.  The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset-liability management program.  On a quarterly basis, management completes a simulation analysis of the company’s net interest margin under various rate scenarios and presents it to the committee.  Variations in the interest rate environment affects numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various assets and liability accounts.  The committee periodically reviews guidelines or restrictions contained in the asset-liability policy and adjusts them accordingly.

The table on the following page summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2003, simulated under three rate scenarios:  (i) an instantaneous 200 basis point upward shift in the prime rate, (ii) no change in the prime rate, and (iii) an instantaneous 100 basis point downward shift in the prime rate.  Rates on the company’s interest sensitive asset and liabilities (i.e., rates on investments, loans, deposits and borrowings) have been changed accordingly.

It should be noted that the interest rate scenarios used do not necessarily reflect management’s view of the “most likely” change in interest rates over the next 24 months.  Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

	December 31, 2003
($ in thousands)	Rates Rise 200 BP	Rates Unchanged	Rates Fall 100 BP

Interest Earning Assets:
Loans	$65,006	$55,449	$50,802
Collateralized mortgage obligations and other mortgage backed securities	10,136	9,505	7,559
Other investments	5,594	4,782	4,544
Total interest income	80,736	69,736	62,905

Interest Earning Liabilities:
Time deposits	7,994	4,967	3,787
PIC, money market, savings	12,997	6,464	4,971
FHLB borrowings and repurchase agreements	430	192	131
Subordinated debentures	2,356	2,356	2,356
Total interest expense	23,777	13,979	11,245
Net interest income	$56,959	$55,757	$51,660

Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The low rate environment in effect at December 31, 2003 precluded modeling a large downward shift in rates, therefore a 100 basis point shift, rather than a 200 basis point downward shift was simulated in the model. The results and conclusions reached from the December 31, 2003 simulation are not significantly different from the December 31, 2002 simulation set forth below.

	December 31, 2002
($ in thousands)	Rates Rise 200 BP	Rates Unchanged	Rates Fall 200 BP

Interest Earning Assets	$80,609	$73,172	$68,614
Interest Earning Liabilities	21,762	14,803	11,190
Net interest income	$58,847	$58,369	$57,424

Maturity and composition information of the company’s loan portfolio, investment portfolio, certificates of deposit, and other borrowings are contained in Part I, Item 1, under the captions “Lending”, “Investment Activities” and “Source of Funds” and in Part II, Item 8, in notes 2,3,6 and 7 to the company’s consolidated financial statements.  Management uses this information in the simulation model along with other information about the company’s assets and liabilities.  Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the company as rates change.  One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

Management also periodically assesses sensitivity of the change in the net value of assets and liabilities (Economic Value of Equity, “EVE”) under different scenarios.  As interest rates rise, the value of interest-bearing assets generally declines while the value of interest-bearing liabilities increases.  Management monitors the EVE on at least an annual basis.  Although management considers the effect on the EVE when making asset-liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.

Item 8.                                   Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and shareholders

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the “company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2002, the company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 147, “Acquisition of Certain Financial Institutions.”  Also, as discussed in note 1 to the consolidated financial statements, effective December 31, 2003, the company adopted the revised Financial Accounting Standards Board Interpretation (“FIN”) No. 46R, “Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51.”

March 2, 2004

Boston, Massachusetts

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

December 31, 2003 and 2002

($ in thousands)	2003	2002

Assets

Cash and equivalents:
Cash and due from banks (Note 13)	$31,102	$45,778
Daily federal funds sold	14,000	—
Total cash and cash equivalents	45,102	45,778

Investment securities at fair value (Notes 2 and 7)	196,308	239,096
Loans, less allowance for loan losses of $9,986 in 2003 and $9,371 in 2002 (Notes 3 and 7)	478,853	404,752
Premises and equipment (Note 4)	12,429	13,144
Accrued interest receivable (Note 5)	3,178	3,406
Deferred income taxes, net (Note 11)	3,532	1,978
Prepaid expenses and other assets	5,320	6,520
Income taxes receivable	293	93
Core deposit intangible, net of amortization	874	1,007
Goodwill	5,656	5,656

Total assets	$751,545	$721,430

Liabilities and Stockholders’ Equity

Liabilities

Deposits (Note 6)	$659,507	$636,796
Short-term borrowings (Notes 2 and 7)	21,424	17,233
Junior subordinated debentures (Note 7)	10,825	10,825
Escrow deposits of borrowers (Note 6)	1,317	1,256
Accrued expenses and other liabilities	3,006	4,384
Accrued interest payable	716	856

Total liabilities	696,795	671,350

Commitments and Contingencies (Notes 4, 7, 12 and 13)

Stockholders’ equity (Notes 1, 8 and 9):
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,602,023 and 3,532,128 shares issued and outstanding at December 31, 2003 and 2002, respectively	36	35
Additional paid-in capital	21,006	19,704
Retained earnings	31,469	25,873
Accumulated other comprehensive income	2,239	4,468

Total stockholders’ equity	54,750	50,080

Total liabilities and stockholders’ equity	$751,545	$721,430

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31, 2003, 2002 and 2001

($ in thousands, except per share data)	2003	2002	2001

Interest and divided income:
Loans	$28,274	$28,134	$28,547
Investment securities	7,714	10,588	11,927
Federal funds sold	353	233	837
Total interest income	36,341	38,955	41,311

Interest expense:
Deposits	6,720	9,399	11,748
Borrowed funds	92	324	2,369
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	7,989	10,900	15,294

Net interest income	28,352	28,055	26,017

Provision for loan losses (Note 3)	1,075	1,325	2,480
Net interest income after provision for loan losses	27,277	26,730	23,537

Non-interest income:
Investment management and trust service fees	1,998	1,992	1,834
Deposit service fees	2,184	1,859	1,548
Net gains on sales of investment securities (Note 2)	2,150	1,341	941
Gains on sales of loans	969	547	371
Other income	1,429	1,179	1,072
Total non-interest income	8,730	6,918	5,766

Non-interest expense:
Salaries and employee benefits (Note 10)	13,773	14,339	13,225
Occupancy expenses (Note 4 and 12)	5,041	5,054	4,182
Audit, legal and other professional fees	887	1,177	692
Advertising and public relations	566	876	624
Supplies and postage	726	841	823
Trust professional and custodial expenses	521	749	644
Other operating expenses	1,828	1,911	2,465
Total non-interest expense	23,342	24,947	22,655

Income before income taxes	12,665	8,701	6,648
Income tax expense (Note 11)	5,720	2,395	1,744

Net income	$6,945	$6,306	$4,904

Basic earnings per share	$1.95	$1.80	$1.43

Diluted earnings per share	$1.87	$1.75	$1.39

Basic weighted average common shares outstanding	3,565,752	3,494,818	3,432,255

Diluted weighted average common shares outstanding	3,712,385	3,611,712	3,530,965

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive	Total Stockholders’
($ in thousands)	Shares	Amount				Income	Equity
Balance at December 31, 2000	3,408,667	$34	$17,843	$16,793		$1,485	$36,155
Comprehensive income
Net Income				4,904	$4,904		4,904
Other comprehensive income, net of reclassification					1,832	1,832	1,832
Total comprehensive income					$6,736
Common stock dividend paid ($0.2875 per Share)				(982)			(982)
Common stock issued (1)	48,182	1	763				764
Stock options exercised (Note 9)	5,150	—	48				48
Balance at December 31, 2001	3,461,999	$35	$18,654	$20,715		$3,317	$42,721
Comprehensive income
Net Income				6,306	6,306		6,306
Other comprehensive income, net of reclassification					1,151	1,151	1,151
Total comprehensive income					$7,457
Tax benefit on non-qualified stock options Exercised			4				4
Common stock dividend paid ($0.33 per share)				(1,148)			(1,148)
Common stock issued (1)	49,779	—	896				896
Stock options exercised (Note 9)	20,350	—	150				150
Balance at December 31, 2002	3,532,128	$35	$19,704	$25,873		$4,468	$50,080
Comprehensive income
Net Income				6,945	6,945		6,945
Other comprehensive loss, net of reclassification					(2,229)	(2,229)	(2,229)
Total comprehensive income					$4,716
Tax benefit on non-qualified stock options Exercised			7				7
Common stock dividend paid ($0.38 per share)				(1,349)			(1,349)
Common stock issued (1)	44,445	1	1,068				1,069
Stock options exercised (Note 9)	25,450	—	227				227
Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750

Disclosure of other comprehensive income:	2003	2002	2001
Gross unrealized holding gains/(losses) arising during the period	$(1,623)	$3,085	$3,717
Income tax (expense)/benefit	664	(1,049)	(1,264)
Net unrealized holding gains/(losses), net of tax	(959)	2,036	2,453
Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	2,150	1,341	941
Income tax expense	(880)	(456)	(320)
Reclassification adjustment, net of tax	1,270	885	621
Other comprehensive income(loss), net of reclassification	$(2,229)	$1,151	$1,832

(1)          Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board committee meetings.

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

($ in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$6,945	$6,306	$4,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,075	1,325	2,480
Depreciation and amortization	4,377	3,212	2,312
Amortization of intangible assets	133	133	791
Net gains on sales of investment securities	(2,150)	(1,341)	(941)
Gains on sales of loans	(969)	(547)	(371)
(Increase) decrease in:
Loans held for sale, net of gain	3,572	(2,124)	12
Accrued interest receivable	228	180	492
Prepaid expenses and other assets	1,200	(2,174)	(1,474)
Deferred income taxes	(472)	(537)	(767)
Income taxes receivable	(200)	208	114
Increase (decrease) in:
Accrued expenses and other liabilities	(1,378)	(452)	1,418
Accrued interest payable	(140)	(319)	(225)
Net cash provided by operating activities	12,221	3,870	8,745
Cash flows from investing activities:
Proceeds from sales of investment securities	69,755	42,075	17,589
Proceeds from maturities, calls and pay-downs of investment securities	82,659	59,071	57,671
Purchase of investment securities	(112,613)	(140,739)	(83,608)
Net increase in loans	(77,779)	(35,626)	(64,104)
Additions to premises and equipment, net	(1,836)	(3,578)	(3,358)
Net cash used in investing activities	(39,814)	(78,797)	(75,810)
Cash flows from financing activities:
Net increase in deposits, including escrow deposits of borrowers	22,772	110,158	64,813
Net increase (decrease) in short-term borrowings	4,191	(27,216)	(13,822)
Cash dividends paid	(1,349)	(1,148)	(982)
Proceeds from issuance of common stock	1,069	896	764
Proceeds from exercise of stock options	234	154	48
Net cash provided by financing activities	26,917	82,844	50,821

Net increase (decrease) in cash and cash equivalents	(676)	7,917	(16,244)
Cash and cash equivalents at beginning of year	45,778	37,861	54,105

Cash and cash equivalents at end of year	$45,102	$45,778	$37,861

See accompanying notes to consolidated financial statements.

($ in thousands)	2003	2002	2001
Supplemental financial data:
Cash Paid For:
Interest	$8,129	$11,219	$15,519
Income taxes	6,392	2,069	2,462

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2003, 2002 and 2001

(1)                            Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the “company”) include the accounts of the company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “bank”). Enterprise Bank and Trust Company is a Massachusetts trust company organized in 1989.

The bank has two wholly owned subsidiaries, Enterprise Insurance Services LLC and Enterprise Investment Services LLC, organized for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its customers.

The company’s main office is located at 222 Merrimack Street in Lowell, Massachusetts.  The company currently has eleven additional full service branch banking offices, and is seeking the required regulatory approvals to open an additional branch in Tewksbury.  The company expects to open this office for business in late 2004/early 2005. The company’s deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, and in the cities of Leominster and Fitchburg.  The company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services with a goal of satisfying the needs of individuals, professionals and growing businesses.

The company’s deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

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

(b) Reclassification

Certain amounts in previous years’ financial statements have been reclassified to conform to the current year’s presentation.

(c) Investment Securities

Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income.  Included as available for sale are securities that are purchased in connection with the company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  At December 31, 2003 and 2002 all of the company’s investment securities were classified as available for sale and carried at fair value. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains on sales of investment securities.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized at the time of sale on a specific identification basis.

(d) Loans

The company grants single family and multi-family residential loans, commercial real estate loans, secured and unsecured commercial loans and a variety of consumer loans.  In addition, the company grants loans for the construction of residential homes, multi-family properties, and commercial real estate properties and for land development.  Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy.

Loans are reported at the principal amount outstanding, net of deferred origination fees and costs.  Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight line method over three to five years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans.  When loans are sold or paid off, the unamortized fees and costs are recognized as interest income.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan become contractually past due, with respect to interest or principal, by 90 days for real estate loans and generally 60 days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal.

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

Impaired loans are individually significant commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with original contractual terms.  Impaired loans are accounted for, except those loans that are accounted for at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, in the case of collateralized loans, the lower of the fair value of the collateral or the recorded amount of the loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases and debt securities as defined in SFAS No. 115.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Impaired loans are charged off when management believes that the collectability of the loan’s principal is remote.

(e) Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors.  The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114.  Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the company’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, an additional allowance is maintained, if necessary, based on a subjective process whereby management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, character and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.  The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.

Management believes that the allowance for loan losses is adequate.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan losses.  Such agencies may require the company to recognize additions to the allowance based on judgments different from those of management.

See “Assessment of Allowance for Loan Losses” under the heading, “General Overview”, contained in Item 7 for further information regarding the allowance for loan losses.

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

Buildings	25 years
Building renovations	10 to 15 years
Leasehold improvements	10 to 15 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 7 years

(g) Impairment of Long-Lived Assets Other than Goodwill

The company reviews long-lived assets, including premises and equipment, for impairment on an ongoing basis or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is recognized through a charge to earnings.  Impairment losses on assets disposed of, if any, are based on the estimated proceeds to be received, less cost of disposal.

(h) Goodwill and Core Deposit Intangible Assets

Core deposit intangible assets are amortized to expense over their estimated useful life and reviewed for impairment regularly.  Goodwill is not amortized, but is evaluated for impairment at least annually.  If the carrying value is determined to have become impaired, the company must reduce its carrying value through a charge to earnings. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. The estimated fair value assessment utilizes various techniques, including earnings and book value multiples that are subject to change based on market conditions.

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

(j) Stock Options

The company measures compensation cost for stock-based compensation plans using the intrinsic value method, under which no compensation cost is recorded if, at the grant date, the exercise price of the options is equal or greater than the fair market value of the company’s common stock.

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated below:

($ in thousands, except per share data)	2003	2002	2001

Net income as reported	$6,945	$6,306	$4,904
SFAS 123 compensation cost, net of tax	88	103	70
Pro forma net income	$6,857	$6,203	$4,834

Basic earnings per share as reported	$1.95	$1.80	$1.43
Pro forma basic earnings per share	1.92	1.77	1.41

Diluted earnings per share as reported	1.87	1.75	1.39
Pro forma diluted earnings per share	1.85	1.73	1.39

The per share weighted average fair value of stock options was determined to be $4.78 and $4.59 for options granted in 2002 and 2001, respectively. There were no options granted in 2003. The fair value of the options was determined to be 24% and 29% of the market value of the stock at the date of grant in 2002 and 2001, respectively.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2002 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively. The assumptions used for the 2001 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.96%, 12.5%, 1.80% and 6, respectively.

See note 9, “Stock Option Plans”, for further information regarding the company’s stock option plans and grants.

(k) Investment Management and Trust Services

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company.  Investment assets under management, consisting of assets managed by the trust division, investment services division, and the Federated sweep product, totaled $375.3 million and $317.4 million at December 31, 2003 and 2002, respectively.  Fee income is reported on an accrual basis.

(l) Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2003	2002	2001
Basic weighted average common shares outstanding	3,565,752	3,494,818	3,432,255
Dilutive shares	146,633	116,894	98,710
Diluted weighted average common shares outstanding	3,712,385	3,611,712	3,530,965

Basic Earnings per share	$1.95	$1.80	$1.43
Effect of dilutive shares	(0.08)	(0.05)	(0.04)
Diluted Earnings per share	$1.87	$1.75	$1.39

(m) Reporting Comprehensive Income

Comprehensive Income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The company’s only other comprehensive income component is the net unrealized holding gains on investments available for sale, net of deferred income taxes.

(n) Derivatives

The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company establishes at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The company had no material derivatives and no hedge accounting transactions at December 31, 2003 and 2002, respectively.

(o) Other Accounting Rule Changes

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, which rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.  Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions.  The company adopted SFAS 145 on January 1, 2003.  Adoption of the standard did not materially affect the company’s financial condition, results of operations, earnings per share or cash flows.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions”.  SFAS 147 states that the excess of amounts paid over the fair value of the assets acquired and liabilities assumed in a bank or thrift branch acquisition that meets the definition of a business combination does represent goodwill, and should be accounted for under SFAS 142, and not under SFAS No. 72.  Upon adoption of SFAS 147, the excess paid over the fair value of the assets acquired and net liabilities assumed in a business combination was required to be reclassified to goodwill, and any amortization expense recognized in 2002 was reversed. SFAS No. 147 requires an annual impairment test, with any resulting decline in the value of the goodwill associated with the prior branch acquisition charged as an expense on the income statement and a reduction of such goodwill on the balance sheet. The FASB permitted adoption of SFAS 147 as of September 30, 2002, and the company adopted this new standard as of that date. Financial institutions that adopt SFAS No. 147 are required to restate previously issued financial statements as if the standard was in place for the institution upon adoption of SFAS No. 142 on January 1, 2002. The consolidated financial statements contained herein reflect these reclassifications retroactive to January 1, 2002.

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

See note 13, “Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk”, to theses consolidated financial statements contained below.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”.  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for companies who elect to voluntarily change to the fair value based method of accounting for stock-based employee compensation.  Companies can now choose to elect one of three alternative methods for the transition.  In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both the annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ended after December 15, 2002.  See paragraph (j), “Stock Options”, in this note 1, for pro forma information under SFAS No. 123.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for the consolidation of Variable Interest Entities (VIEs) that function to support the activities of the primary beneficiary, as defined.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity.  In October 2003, the FASB announced that it had deferred the implementation date for FIN 46 to the fourth quarter of 2003 for VIEs in existence prior to February 1, 2003.

Enterprise (MA) Capital Trust I (the “Trust”) constitutes the only entity in which company’s holds a variable interest.  The company fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment with respect to the trust preferred securities issued by the Trust.  At December 31, 2003 the company’s investment in the Trust was $689 thousand and the Trust had outstanding trust preferred securities totaling $10.5 million.

In December 2003, the FASB issued FIN 46R, a revision of FIN No. 46, which in part specifically addresses limited purpose trusts formed to issue trust preferred securities.  The guidance requires companies to deconsolidate their investments in these limited purpose trusts.  Transition guidance for public companies requires the application of either FIN 46 or FIN 46R to all special purpose entities (such as the Trust) in which the company holds a variable interest no later than the end of the first reporting period ending after December 15, 2003 (i.e. December 31, 2003 for entities with calendar fiscal years).  Accordingly, calendar year end public entities may choose to apply either FIN 46 or FIN 46R to their trust preferred structures at December 31, 2003.

Pursuant to FIN 46R the company has excluded the Trust from current period financial statements and has elected to voluntarily restate prior period financial statements for comparability purposes.  This “deconsolidation” has caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities, issued by the Trust, and related non-interest expense from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS No. 150 established standards requiring certain financial instruments with characteristics of both liabilities and equity to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments, with certain exceptions.

In November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-3, which indefinitely deferred paragraph 9 of SFAS No. 150 for mandatorily redeemable financial instruments issued by limited life subsidiaries. Paragraph 9 provides guidance on the measurement requirement for mandatorily redeemable financial instruments.  However, due to the implementation of FIN 46R noted above, the trust preferred securities issued by the Trust have been excluded from the financial statements and, therefore, adoption of FAS 150 is not expected to impact the company’s financial statements.

In July 2003, due to the potential accounting changes related to trust preferred securities noted above, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital, subject to applicable limits, for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve is in the process of reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.  As of December 31, 2003 the company’s Tier 1 capital, excluding trust preferred securities, would still exceed the minimum required regulatory levels for capital adequacy purposes.

(2)                                   Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

	2003
($ in thousands)	Amortized cost	Unrealized appreciation	Unrealized depreciation	Fair value
U.S. agency obligations	$23,092	$74	$—	$23,166
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	106,258	961	182	107,037
Municipal obligations	57,273	2,393	34	59,632
Certificates of Deposit	1,000	—	—	1,000
Total bonds and obligations	187,623	3,428	216	190,835
Federal Home Loan Bank stock, at cost	3,301	—	—	3,301
Other equity investments	1,926	246	—	2,172
Total investment securities	$192,850	$3,674	$216	$196,308

	2002
($ in thousands)	Amortized cost	Unrealized appreciation	Unrealized depreciation	Fair value
CMO/MBS	$177,579	$3,702	$258	$181,023
Municipal obligations	50,447	3,325	—	53,772
Certificates of Deposits	1,000	—	—	1,000
Total bonds and obligations	229,026	7,027	258	235,795
Federal Home Loan Bank stock, at cost	3,301	—	—	3,301
Total investment securities	$232,327	$7,027	$258	$239,096

The following table summarizes investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired.

	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage backed securities	$18,684	$182	$—	$—	$18,684	$182
Municipal obligations	5,344	34	—	—	5,344	34
Total temporarily impaired securities	$24,028	$216	$—	$—	$24,028	$216

The fair value of securities temporarily impaired at December 31, 2003 represent 12% of the fair value of the total investment portfolio.  The mortgage backed securities with unrealized losses were comprised of six collateralized mortgage obligations issued by GNMA or FNMA, with contractual cash flows guaranteed by the issuing agency. The twelve municipal obligations with unrealized losses carried credit ratings of AAA. Impairment on these securities has occurred primarily within the preceding nine months due to recent increases in the overall market rates.  Because the decline in fair value is attributed to changes in interest rates and not credit quality, and because the company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The contractual maturity distribution of total bonds and obligations at December 31, 2003 is as follows:

($ in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$4,209	2.2%	$4,247	2.2%
After one but within three years	18,808	10.0%	19,050	10.0%
After three but within five years	17,181	9.2%	17,639	9.2%
After five but within ten years	71,214	38.0%	72,478	38.0%
After ten years	76,211	40.6%	77,421	40.6%
Total investment securities	$187,623	100.0%	$190,835	100.0%

Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal obligations are investments that can be called prior to final maturity with fair values of $29.5 million at December 31, 2003.

At December 31, 2003, securities with a fair value of $5.7 million were pledged as collateral for short-term borrowings (note 7) and securities with a fair value of $1.1 million were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2002, securities with a fair value of $13.9 million and $1.0 million were pledged as collateral for short-term borrowings and treasury tax and loan deposits, respectively.

Sales, calls and principal paydowns of investment securities for the years ended December 31, 2003, 2002, and 2001 are summarized as follows:

($ in thousands)	2003	2002	2001
Book value of securities sold or called	$72,160	$42,803	$45,828
Principal paydowns	76,714	53,027	27,510
Gross realized gains on sales/calls	2,264	1,348	941
Gross realized losses on sales/calls	(114)	(7)	—
Total proceeds from sales, calls and principal paydown of investment securities	$151,024	$97,171	$74,279

Tax exempt interest earned on the municipal securities portfolio was $1.8 million, $1.9 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively

(3)                                   Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

($ in thousands)	2003	2002
Real estate:
Commercial	$209,113	$171,637
Construction	69,524	39,078
Residential	39,465	44,742
Loans held for sale	262	2,865
Total real estate	318,364	258,322

Commercial	132,313	122,144
Home equity	35,139	29,937
Consumer	4,558	5,075
Total loans	490,374	415,478

Deferred loan origination fees	(1,535)	(1,355)
Allowance for loan losses	(9,986)	(9,371)
Net loans and loans held for sale	$478,853	$404,752

Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business.  All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2003 and 2002, the outstanding loan balances to directors and officers of the company and their associates was $10.2 million and $6.3 million, respectively.  Unadvanced portions of lines of credit available to directors and officers were $3.0 million and $7.5 million, as of December 31, 2003 and 2002, respectively. During 2003, new loans and net increases in loan balances on lines of credit under existing commitments of $4.8 million were made and principal pay-downs of $0.9 million were received.  All loans to these related parties are current.

Non-performing assets at December 31, are summarized as follows:

($ in thousands)	2003	2002

Real estate	$610	$453
Commercial	2,366	1,451
Consumer, including home equity	7	11
Total non-accrual loans	$2,983	$1,915
Other real estate owned	—	—
Total non-performing assets	$2,983	$1,915

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2003, 2002, and 2001.  The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

($ in thousands)	2003	2002	2001

Income in accordance with original loan terms	$239	$229	$287
Income recognized	70	213	128
Reduction in interest income	$169	$16	$159

At December 31, 2003 and 2002, total impaired loans were $4.3 million and $3.3 million, respectively.  In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2003 and 2002, respectively. All of the impaired loans have been measured using the fair value of the collateral method.  During the years ended December 31, 2003 and 2002, the average recorded value of impaired loans was $3.8 million and $1.7 million, respectively. Included in the reduction in interest income in the table above is $172,000 and $99,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 2003 and 2002, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

($ in thousands)	2003	2002	2001

Balance at beginning of year	$9,371	$8,547	$6,220

Provision charged to operations	1,075	1,325	2,480
Loan recoveries	223	247	72
Loans charged off	(683)	(748)	(225)

Balance at end of year	$9,986	$9,371	$8,547

At December 31, 2003, 2002 and 2001, the company was servicing mortgage loans sold to investors amounting to $15.1 million, $16.9 million, and $21.6 million, respectively.

(4)                                   Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

($ in thousands)	2003	2002

Land	$1,374	$1,374
Buildings and leasehold improvements	11,180	10,786
Computer software and equipment	5,806	4,801
Furniture, fixtures and equipment	3,878	3,455
	22,238	20,416
Less accumulated depreciation	(9,809)	(7,272)

Total premises and equipment, net of accumulated depreciation	$12,429	$13,144

The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2003 minimum lease payments for these operating leases were as follows:

($ in thousands)
Payable in:
2004	$751
2005	542
2006	390
2007	303
2008	181
Thereafter	745
Total minimum lease payments	$2,912

Total rent expense for the years ended December 31, 2003, 2002 and 2001 amounted to $709,000, $662,000, and $638,000, respectively.

(5)                                   Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

($ in thousands)	2003	2002

Investments	$1,147	$1,531
Loans and loans held for sale	2,031	1,875

Total accrued interest receivable	$3,178	$3,406

(6)                                   Deposits and Escrow Deposits of Borrowers

Deposits at December 31, are summarized as follows:

($ in thousands)	2003	2002

Demand and escrow deposits of customers	$127,081	$118,459
Savings	128,653	126,595
Personal interest checking	144,578	148,873
Money market	119,883	91,450
Time deposits less than $100,000	97,328	105,564
Time deposits of $100,000 or more	43,301	47,111

Total Deposits	$660,824	$638,052

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $0.6 million and $0.5 million at December 31, 2003 and 2002, respectively.

The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2003:

($ in thousands)	Less than $100,000	Greater than $100,000	Total

Due in less than three months	$29,612	$21,104	$50,716
Due in over three through twelve months	46,587	15,396	61,983
Due in over twelve through thirty six months	21,125	6,801	27,926
Due in over three years	4	—	4
	$97,328	$43,301	$140,629

Interest expense on time deposits with balances of $100,000 or more amounted to $1.1 million, $1.6 million, and $2.4 million, in 2003, 2002 and 2001, respectively.

(7)                                   Other Borrowings

Borrowed funds at December 31, are summarized as follows:

	2003		2002
($ in thousands)	Amount	Average Rate	Amount	Average Rate

Securities sold under agreements to repurchase	$954	1.05%	$763	1.40%
Federal Home Loan Bank of Boston borrowings	20,470	1.22%	16,470	1.44%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%

Total borrowings	$32,249	4.46%	$28,058	5.08%

Securities sold under agreements to repurchase at December 31, 2003 had maturities ranging from one to six months, with a weighted average term of 93 days. Maximum amounts outstanding at any month end during 2003, 2002, and 2001 were $1.0 million, $48.1 million, and $76.1 million, respectively.  Securities sold under agreement to repurchase averaged $1.0 million, $16.0 million, and $65.5 million during 2003, 2002, and 2001, respectively. The average cost of repurchase agreements was 1.19%, 1.77%, and 3.56% during 2003, 2002, and 2001, respectively. The reductions in 2003 balances reflects the company’s continued transition during the first five months of 2003 of the investment portion of the company’s commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the company to money market mutual funds managed by Federated Investors, Inc.

The bank became a member of the Federal Home Loan Bank of Boston (“FHLB”) in March 1994. Federal Home Loan Bank borrowings at December 31, 2003 consisted of two advances: $20.0 million in short-term borrowings and $0.5 million in a fifteen year term advance maturing in 2013. Maximum amounts outstanding at any month end during 2003, 2002, and 2001 were $20.5 million, $16.5 million, and $0.5 million, respectively. FHLB borrowings averaged $4.4 million, $1.2 million, and $0.7 million during 2003, 2002, and 2001, respectively. The average cost of FHLB borrowings was 1.83%, 3.47%, and 4.96% during 2002, 2001, and 2000, respectively.  Borrowings from the FHLB are secured by the company’s investment portfolio not otherwise pledged, FHLB stock and 1-4 family owner occupied residential loans.

As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB.  At December 31, 2003, the bank had the additional capacity to borrow up to approximately $102.9 million from the FHLB, which includes a pre-approved overnight line of credit in the amount of $11.0 million.

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware.  The Trust issued $10.5 million of 10.875% trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company’s $0.3 million capital contribution, to acquire $10.8 million in aggregate principal amount of the company’s 10.875% Junior Subordinated Debt Securities due 2030.

See paragraph (o), “Other Accounting Rule Changes”, in note 1 above to these consolidated financial statements for further information on the Trust.

(8)                                   Stockholders’ Equity

The company’s authorized capital is divided into common stock and preferred stock. The company is authorized to issue 10,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company’s common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2003 the company issued 38,063 shares under the plan at a per share purchase price of $24.70. In 2002 the company issued 42,717 shares under the plan at a per share purchase price of $18.22.

The company maintains a shareholders rights plan pursuant to which each share of common stock includes a right to purchase under certain circumstances one-two hundredth of a share of the company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $37.50 per one-two hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the company’s outstanding shares of common stock.  The rights will expire, unless earlier redeemed or exchanged by the company, on January 13, 2008.  The rights have no voting or dividend privileges, and unless and until they become exercisable have no dilutive effect on the earnings of the company.

Applicable regulatory requirements require the company to maintain total capital equal to 8.00% of risk-weighted assets (total capital ratio), Tier 1 capital (which in the case of the company is composed of common equity and trust preferred securities) equal to 4.00% of risk-weighted assets (Tier 1 capital ratio) and Tier 1 capital equal to 4.00% of average assets (leverage capital ratio).  Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the allowance for loan losses up to 1.25% of risk-weighted assets).

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate or result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the company’s financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the bank, the company must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, that the company meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
The Company
Total Capital (to risk weighted assets)	$63,557	11.29%	$45,054	8.00%	$56,318	10.00%

Tier 1 Capital (to risk weighted assets)	56,481	10.03%	22,527	4.00%	33,791	6.00%

Tier 1 Capital (to average assets)	56,481	7.68%	29,433	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$60,177	10.74%	$44,836	8.00%	$56,045	10.00%

Tier 1 Capital (to risk weighted assets)	53,135	9.48%	22,418	4.00%	33,627	6.00%

Tier 1 Capital (to average assets)	53,135	7.25%	29,336	4.00%	36,670	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
The Company
Total Capital (to risk weighted assets)	$55,616	11.45%	$38,867	8.00%	$48,584	10.00%

Tier 1 Capital (to risk weighted assets)	49,502	10.19%	19,433	4.00%	29,150	6.00%

Tier 1 Capital (to average assets)	49,502	7.16%	27,653	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$54,956	11.33%	$38,791	8.00%	$48,488	10.00%

Tier 1 Capital (to risk weighted assets)	48,854	10.08%	19,395	4.00%	29,093	6.00%

Tier 1 Capital (to average assets)	48,854	7.08%	27,596	4.00%	34,495	5.00%

*  For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

Neither the company nor the bank may declare or pay dividends on its stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

(9)                                   Stock Option Plans

The board of directors of the bank adopted a 1988 Stock Option Plan (the “1988 plan”), which was approved by the shareholders of the bank in 1989.  The 1988 plan permitted the board of directors to grant both incentive and non-qualified stock options to officers and full-time employees for the purchase of up to 307,804 shares of common stock.  The 1988 plan was assumed by the company upon the completion of the bank’s reorganization into a holding company structure in 1996.  While no further grants of options may be made under the 1988 plan, all currently outstanding and unexercised options previously granted under the 1988 plan remain outstanding in accordance with their terms.

The board of directors of the company adopted a 1998 stock incentive plan (the “1998 plan”), which was approved by the shareholders of the company in 1998.  In 2001, both the board of directors and the shareholders of the company approved an amendment and restatement of the 1998 plan to increase the number of shares that may be issued thereunder. The 1998 plan, as so amended and restated, permits the board of directors to grant incentive and non-qualified options (as well as shares of stock, with or without restrictions, and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 328,023 shares of common stock.

In 2003, the board of directors of the company adopted and the shareholders approved, a 2003 stock incentive plan (the “2003 plan”).  The 2003 plan permits the board of directors to grant both incentive and non-qualified stock options (as well as shares of stock subject to restriction, stock appreciation rights, and other rights) to officers and other employees, directors and consultants for the purchase of up to 176,546 shares of common stock.

 There were no options granted in 2003. On January 2, 2004, the company granted 103,690 options, comprised of 74,690 options under the 1998 plan, as amended, and 29,000 options under the 2003 plan. All options that have been granted under the plans generally become exercisable at the rate of 25% a year.  All options granted prior to 1998 expire 10 years from the date of the grant.  All options granted since 1998 expire 7 years from the date of grant.

Under the terms of the plans, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the plans which are returned to the company unexercised shall remain available for issuance under the plans.  For participants owning 10% or more of the company’s outstanding common stock, incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

In the absence of an active trading market for the company’s common stock, the per share exercise price on all stock options granted has been determined on the basis of a fair market valuation provided to the company by an outside financial advisor, which does not necessarily reflect the actual prices at which shares of the common stock have been purchased and sold in privately negotiated transactions.

Stock option transactions are summarized as follows:

	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	329,485	$12.42	272,260	$10.32	230,235	$9.61
Granted	—	—	81,500	18.22	50,650	13.44
Exercised	(25,450)	8.94	(20,350)	7.35	(5,150)	7.83
Forfeited	(3,075)	15.33	(3,925)	13.47	(3,475)	12.72
Outstanding at end of year	300,960	12.68	329,485	12.42	272,260	10.32
Exercisable at end of year	223,123	11.24	229,010	10.37	200,070	9.31
Shares reserved for future grants	251,574		78,235		170,407

A summary of options outstanding and exercisable by exercise price as of December 31, 2003 follows:

	Outstanding		Exercisable
Exercise Price	# Shares	Wtd. Avg. Remaining Life	# Shares

$6.00	1,200	0.84	1,200
6.75	17,650	1.51	17,650
7.00	34,800	2.51	34,800
9.00	39,000	3.50	39,000
12.50	84,385	1.92	84,385
13.44	45,375	4.02	22,613
18.22	78,550	5.44	23,475
	300,960	3.40	223,123

During 2003 and 2002, respectively, 6,382 and 7,062 shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings.  These shares were issued at a fair market value price of $20.20 and $16.63 and were issued from the shares reserved for future grants under the 1998 plan.  Expense recognized in association with the issuance of these shares was $129,000 and $117,000 in 2003 and 2002, respectively.

See paragraph (j), “Stock Options”, in note 1 above to these consolidated financial statements for further information related to equity compensation plans.

(10)                            Employee Benefit Plans

401(k) Defined Contribution Plan

The company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan.  A portion of the base percentage, as determined by the board of directors, is matched by the company.  No company contributions are made for supplemental contributions made by participants.  The percentage matched for 2003, 2002 and 2001 was 75%, up to the first 6% contributed by the employee. The company’s total expense for the 401(k) plan match, including bonus match and the discretionary match discussed below, was $419,000, $399,000, and $384,000, respectively, for the years ended December 31, 2003, 2002, and 2001.

All employees, at least 21 years of age, are immediately eligible to participate.  Vesting for the company’s 401(k) plan contribution is based on years of service with participants becoming 20% vested after 3 years of service, increasing pro-rata to 100% vesting after 7 years of service.  Amounts not distributable to an employee following termination of employment are returned to the company.

Employee Bonus Program

The company bonus program includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. Participants are paid a share of the bonus pool, based on a pre-determined allocation depending upon which group the employee falls into: vice president and above, officer, and non-officer employees.  In 2003, 2002 and 2001, gross payments charged to salaries and benefits expense under the plan were $657,000, $1,944,000, and $1,992,000 respectively.  The reduction in the provision for the 2003 employee bonus was due primarily to the $1.1 million income tax charge related to the company’s real estate investment trust subsidiary (which is explained further in Note 14 below).

In 2003, in addition to the $657,000 in salaries and benefits, the company also made a discretionary employer contribution to the 401(k) plan of $139,000, or an additional 25% of employee contributions up to the first 6% contributed by the employee.  The 25% additional employer match on the company’s 401(k) plan was included in salaries and benefits expense for 2003.

The company maintains a supplemental cash bonus plan for its top six executive officers. The goals, objectives and payout schedule of this plan are set by the compensation committee.  The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals.  In 2003, 2002, and 2001, $172,000, $366,000, and $292,000 respectively, were charged to salaries and benefits under this plan.

Split-Dollar Plan

The company has in effect a split-dollar agreement with the company’s chief executive officer, the president of the bank and an executive vice president of the bank.  The plans provide for the company to fund the purchase of a cash value life insurance policy owned by the executive, with annual premiums paid by the company until the executive retires.  Prior to 2003, payment made under the plans provided for the return of the aggregate premiums to the company at the time of the executive’s death, via a collateral assignment on the cash surrender value of the policy.  For payments made in 2003, a collateral assignment was not taken, and accordingly the payments made on behalf of the employee were included in such employee’s W-2.  Any excess in cash surrender value over the collateral assignment would be available as annuity payments to the executive upon retirement. The amount charged to expense for these benefits was $295,000, $4,000 and $10,000, in 2003, 2002 and 2001, respectively.

The company as yet has not determined when, or if, future premium payments will be made on these policies.

(11)                            Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

($ in thousands)	2003	2002	2001

Current tax expense:
Federal	$2,657	$2,932	$2,467
State	3,731	—	44
Total current tax expense	6,388	2,932	2,511

Deferred tax benefit:
Federal	89	(537)	(767)
State	(757)	—	—
Total deferred tax benefit	(668)	(537)	(767)

Total income tax expense	$5,720	$2,395	$1,744

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

	2003		2002		2001
($ in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$4,306	34.0%	$2,958	34.0%	$2,260	34.0%
State income taxes, net of federal tax benefit	1,963	15.5%	—	0.0%	29	0.4%
Municipal bond interest	(623)	(4.9)%	(648)	(7.4)%	(654)	(9.8)%
Other	74	0.6%	85	0.9%	109	1.6%

Income tax expense	$5,720	45.2%	$2,395	27.5%	$1,744	26.2%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

($ in thousands)	2003	2002

Deferred tax asset:
Allowance for loan losses	$4,216	$3,461
Depreciation	835	777
Non accrual interest	116	187
Other	99	33

Total	5,266	4,458

Deferred tax liability:
Net unrealized appreciation on investment securities	1,415	2,301
Goodwill	163	93
Deferred origination costs	156	86

Total	1,734	2,480

Net deferred tax asset	$3,532	$1,978

Management believes that it is more likely than not that current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2003.

(12)                            Related Party Transactions

Certain of the company’s offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2003, 2002 and 2001 various bank officers and directors.  The maximum remaining term of the leases including options is for 20 years.

Total amounts paid to the realty trusts for the years ended December 31, 2003, 2002, and 2001, were $495,000, $513,000, and $617,000, respectively.  The 2001 payment included $154,000 of one-time fees related to electrical systems upgrades.

(13)                            Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Financial instruments with off-balance sheet credit risk at December 31, 2003 and 2002, are as follows:

($ in thousands)	2003	2002

Commitments to originate loans	$39,376	$46,283
Commitments to sell loans	2,800	8,584
Standby letters of credit	10,026	6,720
Unadvanced portions of consumer loans (including credit card loans)	3,925	3,688
Unadvanced portions of construction loans	38,569	26,142
Unadvanced portions of home equity loans	36,977	28,871
Unadvanced portions of commercial lines of credit	76,960	78,786

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

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $23,000 at December 31, 2003.

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At December 31, 2003 and 2002, the company had commitments to sell loans totaling $2.8 million and $8.6 million respectively.

The company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.  Commercial loans may be collateralized by the assets underlying the borrower’s business such as accounts receivable, equipment, inventory and real property.  Residential mortgage and home equity loans are secured by the real property financed.  Consumer loans such as installment loans are generally secured by the personal property financed.  Credit card loans are generally unsecured.  Commercial real estate loans are generally secured by the underlying real property and rental agreements.

The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston.  The amount of this reserve requirement, included in “Cash and Due from Banks”, was approximately $4.8 million and $3.2 million at December 31, 2003, and 2002.

The company is involved in various legal proceedings incidental to its business.  After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

(14)                            Massachusetts Department of Revenue Tax Dispute

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

Financial liabilities: The fair values of time deposits were estimated using discounted cash flow analysis using rates offered by the bank on December 31, 2003 for similar instruments. The fair values of FHLB borrowings were determined using a discounted cash flow analysis using advance rates offered by the FHLB at December 31, 2003.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2003.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2003 and 2002 and are not indicative of the fair market value of those instruments at the date this report is published.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

	2003		2002
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$45,102	$45,102	$45,778	$45,778
Investment securities	196,308	196,308	239,096	239,096
Loans, net	478,853	495,153	404,752	417,252
Accrued interest receivable	3,178	3,178	3,406	3,406

Financial liabilities:
Non-interest bearing demand deposits	125,764	125,764	117,203	117,203
Savings, PIC and money market	393,114	393,114	366,918	366,918
Time deposits	140,629	141,011	152,675	154,046
Borrowings	21,424	21,474	17,233	17,269
Junior subordinated debentures	10,825	12,558	10,825	13,120
Escrow deposit of borrowers	1,317	1,317	1,256	1,256
Accrued interest payable	716	716	856	856

(16)                               Parent Company Only Financial Statements

Balance Sheets

	December 31,
($ in thousands)	2003	2002

Assets

Cash and due from subsidiary	$1,426	$636
Equity securities at fair value	2,172	—
Investment in subsidiary	62,447	60,289
Other assets	—	350
Total assets	$66,045	$61,275

Liabilities and Stockholders’ Equity

Junior subordinated deferrable interest debentures	10,825	10,825
Accrued interest payable	370	370
Other liabilities	100	—

Total liabilities	11,295	11,195

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	$—	$—
Common stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2003 and 2002, respectively; 3,602,023 and 3,532,128 shares issued and outstanding at December 31, 2003 and 2002, respectively	36	35
Additional paid-in capital	21,006	19,704
Retained earnings	31,469	25,873
Accumulated other comprehensive income	2,239	4,468

Total stockholders’ equity	$54,750	$50,080

Total liabilities and stockholders’ equity	$66,045	$61,275

Statements of Income

	For the years ended December 31,
($ in thousands)	2003	2002	2001

Undistributed equity in net income of Subsidiary	$4,196	$5,972	$4,786
Dividends received from subsidiary	3,520	1,122	918
Other income	28	—	—

Total income	7,744	7,094	5,704

Interest expense	1,177	1,177	1,177
Other operating expenses	16	14	15

Total operating expenses	1,193	1,191	1,192

Income before income taxes	6,551	5,903	4,512
Income tax benefit	394	403	392

Net income	$6,945	$6,306	$4,904

Statements of Cash Flows

	For the years ended December 31,
($ in thousands)	2003	2002	2001

Cash flows from operating activities:
Net income	$6,945	$6,306	$4,904
Undistributed equity in net income Of subsidiary	(4,196)	(5,972)	(4,786)
Decrease in other assets	350	12	13
Net cash provided by operating activities	3,099	346	131

Cash flows from investing activities:
Purchase of equity securities	(1,926)	—	—
Investments in subsidiaries	(337)	—	—
Net cash used in Investing activities	(2,263)	—	—

Cash flows from financing activities:
Cash dividends paid	(1,349)	(1,148)	(982)
Proceeds from issuance of common stock	1,069	896	764
Proceeds from exercise of stock options	234	154	48
Net cash used in Financing activities	(46)	(98)	(170)

Net increase/(decrease) in cash and Cash equivalents	790	248	(39)

Cash and cash equivalents, beginning of year	636	388	427

Cash and cash equivalents, end of year	$1,426	$636	$388

Cash and cash equivalents include cash and due from subsidiary.

(17)                               Quarterly Results of Operations (Unaudited)

	2003
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$9,416	$9,151	$8,648	$9,126
Interest expense	2,172	2,039	1,918	1,860
Net interest income	7,244	7,112	6,730	7,266
Provision for loan losses	300	300	233	242
Net interest income after provision for loan losses	6,944	6,812	6,497	7,024
Non-interest income	2,904	1,928	1,980	1,918
Non-interest expense	5,883	5,783	5,643	6,033
Income before income taxes	3,965	2,957	2,834	2,909
Income tax expense	3,461	259	971	1,029
Net income, as reported	$504	$2,698	$1,863	$1,880

Basic earnings per share	$0.14	$0.76	$0.52	$0.53

Diluted earnings per share	$0.14	$0.73	$0.50	$0.50

	2002
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$9,500	$9,658	$9,832	$9,965
Interest expense	2,812	2,762	2,778	2,548
Net interest income	6,688	6,896	7,054	7,417
Provision for loan losses	390	380	278	277
Net interest income after provision for loan losses	6,298	6,516	6,776	7,140
Non-interest income	1,781	1,757	1,797	1,583
Non-interest expense	6,051	6,191	6,368	6,337
Income before income taxes	2,028	2,082	2,205	2,386
Income tax expense	539	557	604	695
Net income	$1,489	$1,525	$1,601	$1,691

Basic earnings per share	$0.43	$0.44	$0.45	$0.48

Diluted earnings per share	$0.42	$0.42	$0.44	$0.47

Part III

Item 9.                             Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                    Controls and Procedures

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

See officer certification of disclosure controls and procedures filed as exhibit 31.1 and 31.2 to this report.

Changes in Controls and Procedures

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended December 31, 2003) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 10.                      Directors and Executive Officers of the Registrant

Certain information regarding directors and executive officers and identification of significant employees of the company in response to this item is incorporated herein by reference from the discussion under the captions “Information Regarding Executive Officers and Other Significant Employees” and “Proposal One Election of Class of Directors” of the proxy statement for the company’s annual meeting of stockholders to be held May 4, 2004, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

The company maintains a code of business ethics and conduct. This code applies to every director, officer, (including the chief executive officer, chief financial officer and chief accounting officer) of the company and its subsidiaries.  The code is available on the company’s website: www.enterprisebankandtrust.com

Directors of the Company

George L. Duncan

Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main

President, Chief Operating Officer and Chief Lending Officer of the Bank

John P. Clancy

President and Treasurer of the Company; Executive Vice President, Treasurer and Chief

Investment Officer of the Bank

Walter L. Armstrong

Retired; former Executive Vice President of the Bank

Kenneth S. Ansin

President, Norwood Cabinet Company

Gerald G. Bousquet, M.D.

Physician; director and partner in several health care entities

Kathleen M. Bradley (audit committee)

Retired; former owner, Westford Sports Center, Inc.

John R. Clementi

President, Plastican, Inc., a plastic shipping container manufacturer

James F. Conway, III

Chairman, Chief Executive Officer and President

Courier Corporation, a commercial printing company

Dr. Carole A. Cowan (audit committee)

President, Middlesex Community College

Nancy L. Donahue

Chair of the Board of Trustees, Merrimack Repertory Theatre

Lucy A. Flynn (audit committee)

Marketing and Communications Executive, Raytheon Company

Eric W. Hanson

Chairman and President, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington

Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner

Vice Chairman of the Company and the Bank

Director, Courier Corporation, a commercial printing company

Charles P. Sarantos

Chairman, C&I Electrical Supply Co., Inc.

Michael A. Spinelli

Clerk of the Company and the Bank

Owner, Merrimack Travel Service

International Tourism Consultant for Mike Spinelli International

Nickolas Stavropoulos (audit committee chairman and audit committee financial expert)

Executive Vice President of KeySpan Corporation

President of KeySpan Energy Delivery New England

Additional Executive Officers of the Company

Name	Position
Robert R. Gilman	Executive Vice President, Administration, and Commercial Lender of the Bank

Stephen J. Irish	Executive Vice President, Chief Information Officer and Chief Operations Officer of the Bank

James A Marcotte	Senior Vice President, Chief Financial Officer of the Company and the Bank.

Items                  11, 12, 13 and 14.

Other than the information provided below, with respect to Item 12, the information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the company’s definitive proxy statement for its annual meeting of stockholders to be held May 4, 2004, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003 with respect to the Company’s 1988 Stock Option Plan, Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	300,960	$12.68	251,574

Equity compensation plans not approved by security holders	-0-	-0-	-0-
TOTAL	300,960	$12.68	251,574

Part IV

Item 15.                            Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

Exhibits

Exhibit No. and Description

2.1

Purchase and Assumption Agreement dated as of September 22, 1999 by and among Fleet Financial Group, Inc., Fleet National Bank, Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company (exclusive of disclosure schedules), incorporated by reference to Exhibit 2.1 to the company’s Form 10-Q for the quarter ended September 30, 1999.

3.1	Restated Articles of Organization of the Company, as amended through May 10, 1999, incorporated by reference to Exhibit 3.1 to the company’s Form 10-Q for the quarter ended March 31, 1999.

3.2	Amended and Restated Bylaws of the company, incorporated by reference to Exhibit 3.1 to the company’s Form 10-QSB for the quarter ended June 30, 1997.

4.1

Rights Agreement dated as of January 13, 1998 between Enterprise Bancorp, Inc. and Enterprise Bank and Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form 8-A filed on January 14, 1998.

4.2	Terms of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form 8-A filed on January 14, 1998.

4.3

Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form 8-A filed on January 14, 1998.

4.4	Form of Rights Certificate, incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form 8-A filed on January 14, 1998.

10.1

Lease agreement dated July 22, 1988, between the bank and First Holding Trust relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.1 to the company’s Form 10-QSB for the quarter ended June 30, 1996.

10.2

Amendment to lease dated December 28, 1990, between the bank and First Holding Trust for and relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.2 to the company’s Form 10-QSB for the quarter ended June 30, 1996.

10.3

Amendment to lease dated August 15, 1991, between the bank and First Holding Trust for 851 square feet relating to the premises at 222 Merrimack Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.3 to the company’s Form 10-QSB for the quarter ended June 30, 1996.

10.4	Lease agreement dated May 26, 1992, between the bank and Shawmut Bank, N.A., for 1,458 square feet relating to the premises at 170 Merrimack Street,

Lowell, Massachusetts, incorporated by reference to Exhibit 10.4 to the company’s Form 10-QSB for the quarter ended June 30, 1996.

10.5

Lease agreement dated March 14, 1995, between the bank and North Central Investment Limited Partnership for 3,960 square feet related to the premises at 2-6 Central Street, Leominster, Massachusetts, incorporated by reference to Exhibit 10.5 to the company’s Form 10-QSB for the quarter ended June 30, 1996.

10.6

Employment Agreement dated as of June 1, 2001 by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.41 to the company’s Form 10-Q for the quarter ended June 30, 2001.

10.7

Employment Agreement dated as of June 1, 2001 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.42 to the company’s Form 10-Q for the quarter ended June 30, 2001.

10.8

Lease agreement dated June 20, 1996, between the bank and Kevin C. Sullivan and Margaret A. Sullivan for 4,800 square feet related to the premises at 910 Andover Street, Tewksbury, Massachusetts, incorporated by reference to Exhibit 10.10 to the company’s Form 10-KSB for the year ended December 31, 1996.

10.9	Split Dollar Agreement for George L. Duncan, incorporated by reference to Exhibit 10.13 to the company’s Form 10-KSB for the year ended December 31, 1996.

10.10

Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 21-27 Palmer Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.12 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.11

Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.13 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.12

Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts, incorporated by reference to Exhibit 10.14 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.13	Enterprise Bancorp, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.15 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.14

Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (Reg. No. 333-60036), filed May 2, 2001.

10.15

Enterprise Bancorp, Inc. automatic dividend reinvestment plan, incorporated by reference to the section of the company’s Registration Statement on Form S-3 (Reg. No. 333-79135), filed May 24, 1999, appearing under the heading “The Plan”.

10.16	Split Dollar Agreement for Richard W. Main, incorporated by reference to Exhibit 10.17 to the company’s Form 10-Q for the quarter ended March 31, 1999.

10.17	Split Dollar Agreement for Robert R. Gilman, incorporated by reference to Exhibit 10.18 to the company’s Form 10-Q for the quarter ended March 31, 1999.

10.18	Additional Split Dollar Agreement for George L. Duncan, incorporated by reference to Exhibit 10.40 to the company’s Form 10-K for the year ended December 31, 1999.

10.19

Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Diane J. Silva, incorporated by reference to Exhibit 10.43 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.20

Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Brian H. Bullock, incorporated by reference to Exhibit 10.44 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.21

Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.45 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.22

Change in Control/Noncompetition Agreement dated as of August 7, 2001 by and among the company, the bank and Chester J. Szablak Jr., incorporated by reference to Exhibit 10.46 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.23

Change in Control/Noncompetition Agreement dated as of April 3, 2002 by and among the company, the bank and Stephen J. Irish, incorporated by reference to Exhibit 10.23 to the company’s Form 10-Q for the quarter ended March 31, 2002.

10.24

Change in Control/Noncompetition Agreement dated as of April 20, 2003 by and among the company, the bank and Christopher W. McCarthy incorporated by reference to Exhibit 10.24 to the company’s Form 10-Q for the quarter ended March 31, 2003.

10.25	Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 (Reg. No. 333-105079) filed May 8, 2003.

10.26	Lease agreement dated November 24, 2003, between the bank and Park Street Village Realty Trust for 1,678 square feet related to the premises at Park Street Village, Andover, Massachusetts.

10.27	Change in Control/Noncompetition Agreement dated as of December 15, 2003 by and among the company, the bank and Paul M. O’Connell, Jr.

10.28	Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and George L. Duncan.

10.29	Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and Richard W. Main.

10.30	Lease agreement dated January 20, 2004, between the bank and M K Realty Trust for 3,745 square feet of space related to the premises located at 1120 Main Street, Tewksbury, Massachusetts.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a-14(a)

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a-14(b)

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

Current Report on Form 8-K filed on January 28, 2004 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three and twelve months ended December 31, 2003 and 2002 and balance sheets at December 31, 2003 and December 31, 2002.

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

ENTERPRISE BANCORP, INC.

Date: March 4, 2003	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman, Chief Executive Officer and Director	March 15, 2004
George L. Duncan

/s/ James A. Marcotte	Chief Financial Officer	March 15, 2004
James A. Marcotte

/s/ Joseph R. Lussier	(Principal Accounting Officer of the Bank)	March 15, 2004
Joseph R. Lussier

/s/ Kenneth S. Ansin	Director	March 15, 2004
Kenneth S. Ansin

/s/ Walter L. Armstrong	Director	March 15, 2004
Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.	Director	March 15, 2004
Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley	Director	March 15, 2004
Kathleen M. Bradley

/s/ John P. Clancy, Jr.	Director, President and Treasurer	March 15, 2004
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2004
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2004
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2004
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 15, 2004
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 15, 2004
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 15, 2004
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2004
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2004
Arnold S. Lerner

/s/ Richard W. Main	Director, President of the Bank	March 15, 2004
Richard W. Main

/s/ Charles P. Sarantos	Director	March 15, 2004
Charles P. Sarantos

/s/ Michael A. Spinelli	Director, Clerk	March 15, 2004
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 15, 2004
Nickolas Stavropoulos