Form 10-Q
period 2004-03-31
ENTERPRISE BANCORP INC /MA/
filed 2004-05-12
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

April 30, 2004, Common Stock - Par Value $0.01: 3,610,600 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(unaudited)

(Dollars in thousands)	March 31, 2004	December 31, 2003

Assets

Cash and cash equivalents:
Cash and due from banks	$32,147	$31,102
Short-term investments	38,500	14,000
Total cash and cash equivalents	70,647	45,102

Investment securities at fair value	179,320	196,308
Loans, less allowance for loan losses of $10,329 at March 31, 2004 and $9,986 at December 31, 2003	495,402	478,853
Premises and equipment	12,218	12,429
Accrued interest receivable	3,176	3,178
Deferred income taxes, net	3,304	3,532
Prepaid expenses and other assets	5,561	5,320
Income taxes receivable	—	293
Core deposit intangible, net of amortization	841	874
Goodwill	5,656	5,656

Total assets	$776,125	$751,545

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$688,500	$660,824
Borrowed funds	16,438	21,424
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	2,313	3,006
Income taxes payable	407	—
Accrued interest payable	423	716

Total liabilities	718,906	696,795

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,609,063 and 3,602,023 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	36	36
Additional paid-in capital	21,062	21,006
Retained earnings	33,184	31,469
Accumulated other comprehensive income	2,937	2,239

Total stockholders’ equity	57,219	54,750

Total liabilities and stockholders’ equity	$776,125	$751,545

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three months ended March 31, 2004 and 2003

(unaudited)

(Dollars in thousands, except per share data)	March 31, 2004	March 31, 2003

Interest and divided income:
Loans	$7,559	$6,890
Investment securities	1,724	2,501
Short-term investments	14	24
Total interest income	9,297	9,415

Interest expense:
Deposits	1,456	1,852
Borrowed funds	67	26
Junior subordinated debentures	294	294
Total interest expense	1,817	2,172

Net interest income	7,480	7,243

Provision for loan losses	750	300
Net interest income after provision for loan losses	6,730	6,943

Non-interest income:
Investment management and trust service fees	516	435
Deposit service fees	549	500
Net gains on sales of investment securities	631	1,316
Gains on sales of loans	85	324
Other income	399	330
Total non-interest income	2,180	2,905

Non-interest expense:
Salaries and employee benefits	3,695	3,394
Occupancy expenses	1,237	1,250
Audit, legal and other professional fees	263	276
Advertising and public relations	170	189
Supplies and postage	221	182
Trust professional and custodial expenses	152	160
Other operating expenses	461	432
Total non-interest expense	6,199	5,883

Income before income taxes	2,711	3,965
Income tax expense	996	3,461

Net income	$1,715	$504

Basic earnings per share	$0.48	$0.14

Diluted earnings per share	$0.45	$0.14

Basic weighted average common shares outstanding	3,605,344	3,533,488

Diluted weighted average common shares outstanding	3,789,679	3,660,855

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2004

(unaudited)

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750

Comprehensive income
Net income				1,715	$1,715		1,715
Other comprehensive income, net of reclassification					698	698	698
Total comprehensive income					$2,413
Stock options exercised	7,040	—	56				56
Balance at March 31, 2004	3,609,063	$36	$21,062	$33,184		$2,937	$57,219

Disclosure of other comprehensive income:
Net unrealized holding gains on securities during the period					$1,813
Income tax expense					(742)
Net unrealized holding gains, net of tax					1,071
Reclassification adjustment for gains included in net income:
Net realized gains on sales of securities during the period					(631)
Income tax expense					258
Reclassification adjustment, net of tax					(373)

Other comprehensive income, net of reclassification					$698

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(unaudited)

(Dollars in thousands)	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$1,715	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	750	300
Depreciation and amortization	852	1,012
Amortization of intangible assets	33	33
Net gains on sales of investment securities	(631)	(1,316)
Gains on sales of loans	(85)	(324)
(Increase) decrease in:
Loans held for sale, net of gain	(535)	1,368
Accrued interest receivable	2	190
Income taxes receivable	293	2,193
Prepaid expenses and other assets	(241)	2,234
Deferred income taxes	(338)	(534)
Increase (decrease) in:
Accrued expenses and other liabilities	(693)	3,491
Income taxes payable	407	—
Accrued interest payable	(293)	(332)
Net cash provided by operating activities	1,236	8,819
Cash flows from investing activities:
Proceeds from sales of investment securities	14,045	15,534
Proceeds from maturities, calls and pay-downs of investment securities	9,725	29,307
Purchase of investment securities	(5,135)	(15,090)
Net increase in loans	(16,679)	(18,442)
Additions to premises and equipment, net	(393)	(790)
Net cash provided by investing activities	1,563	10,519
Cash flows from financing activities:
Net increase in deposits	27,676	13,419
Net decrease in borrowed funds	(4,986)	(5,800)
Proceeds from exercise of stock options	56	17
Net cash provided by financing activities	22,746	7,636

Net increase in cash and cash equivalents	25,545	26,974
Cash and cash equivalents at beginning of period	45,102	45,778

Cash and cash equivalents at end of period	$70,647	$72,752

Supplemental financial data:
Cash Paid For:
Interest	$2,110	$2,504
Income taxes	625	1,800

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(1)                                 Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company, (the “bank”), for the purpose of becoming the holding company for the bank.  The bank, a Massachusetts trust company organized in 1989, has two wholly owned subsidiaries, Enterprise Insurance Services LLC and Enterprise Investment Services LLC, organized for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its customers.

(2)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the company’s December 31, 2003 audited consolidated financial statements and notes thereto.  Interim results are not necessarily indicative of results to be expected for the entire year.  The company has not changed its significant accounting and reporting policies from those disclosed in its 2003 annual report.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2003 information has been reclassified to conform to the 2004 presentation.

(3)                                 Accounting Rule Changes

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R (“FIN 46R”), a revision of FIN No. 46, “Consolidation of Variable Interest Entities – An Interpretation of Accounting Research Bulletin No. 51.”  FIN 46R in part specifically addressed limited purpose trusts formed to issue trust preferred securities.  The guidance required companies to deconsolidate their variable interest in these limited purpose trusts.   Enterprise (MA) Capital Trust I (the “Trust”) constitutes the only entity in which the company holds a variable interest.  The company fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment with respect to the trust preferred securities issued by the Trust

Effective December 31, 2003, the company chose to adopt and apply FIN 46R.  Pursuant to FIN 46R, the company has excluded the Trust from current period financial statements and has elected to voluntarily restate prior period financial statements for comparability purposes.  At March 31, 2004, the company’s investment in the Trust was $676 thousand,  the Trust had outstanding trust preferred securities totaling $10.5 million, and the company’s junior subordinated debt obligation to the Trust amounted to $10.8 million.  This “deconsolidation” has caused the company to carry its junior subordinated debt securities, on the company’s financial statements as borrowings, with related interest expense, and to exclude the trust preferred securities, issued by the Trust, and related non-interest expense from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

In July 2003, due to the potential accounting changes related to trust preferred securities noted above, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital, subject to applicable limits, for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve is in the process of reviewing the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.  As of March 31, 2004 the company’s Tier 1 capital, excluding trust preferred securities, exceeded the minimum required regulatory levels for capital adequacy purposes.

In March 2004, the FASB issued a draft of a proposed new Statement of Financial Accounting Standards, “Share-Based Payment”, for public comment.  The proposed new FASB standard, an amendment of FASB No. 123 and 95, would eliminate the ability for companies to account for stock-based compensation transactions using the intrinsic value method and generally would require instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period, equal to the fair value at the grant date for stock options issued in exchange for employee services.  This proposed statement, if issued as written, would be applied to public companies prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value based method of accounting.  The company currently uses the intrinsic value method to measure compensation cost and is evaluating the impact the proposed new standard would have on future results of operations.  See note 5, “Stock Options”, below for pro forma information regarding compensation expense using the fair value method under SFAS No. 123.

(4)                                 Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.  Certain of the critical accounting estimates are more dependent on management’s judgment and in some cases may contribute to volatility in the company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. As discussed in the company’s 2003 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and impairment valuation of goodwill.

(5)                                 Stock Options

The company measures compensation cost for stock-based compensation plans using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock.

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2004	2003

Net income as reported	$1,715	$504
SFAS 123 compensation cost, net of tax	33	22
Pro forma net income	1,682	482

Basic earnings per share as reported	0.48	0.14
Pro forma basic earnings per share	0.47	0.14

Diluted earnings per share as reported	0.45	0.14
Pro forma diluted earnings per share	0.45	0.13

There were 104,440 options granted in 2004.  There were no options granted in 2003. For options granted in 2004, the per share weighted average fair value of stock options was determined to be $3.01, or 12% of the market value of the stock at the date of grant.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2004 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.68%, 15.00%, 1.65% and 6, respectively.

(6)                                 Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three months ended March 31st and the effect of those shares on earnings:

	Three months ended March 31,
	2004	2003
Basic weighted average common shares outstanding	3,605,344	3,533,488
Dilutive shares	184,335	127,367
Diluted weighted average common shares outstanding	3,789,679	3,660,855

Basic Earnings per share	$0.48	$0.14
Effect of dilutive shares	0.03	0.00
Diluted Earnings per share	$0.45	$0.14

(7)                                 Dividends/Dividend Reinvestment Plan

On April 20, 2004 the board of directors of the company approved an annual dividend of $0.43 per share, payable on June 25, to shareholders of record as of June 4, 2004.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. In 2003, the company’s shareholders utilized the DRP to reinvest $0.9 million of the $1.3 million dividend paid by the company in June 2003 into 38,063 shares of the company’s common stock.

(8)                                 Guarantees

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  At March 31, 2004 and  2003 these amounts were not material.

(9)                                 Income Taxes

The bank previously organized and controlled a real estate investment trust, Enterprise Realty Trust, Inc. (“ERT”), through which the bank held mortgages and mortgage-related securities.  This ownership structure enabled the company to receive favorable Massachusetts state income tax treatment on the income earned on the assets held by ERT.  This favorable tax treatment was eliminated on a retroactive basis back to 1999 by the Massachusetts legislature in March 2003.

As a result of the enactment of the legislation, in the first quarter of 2003 the company recorded income tax expense of $1.9 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002. The bank along with approximately sixty-five other Massachusetts banks initially disputed the retroactive assessment by the Massachusetts Department of Revenue (“DOR”).

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

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in its 2003 Annual Report on Form 10-K.  In applying these accounting policies, management is required to exercise judgement in determining many of the methodologies, assumptions and estimates to be utilized.   As discussed in the company’s 2003 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of goodwill.   Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.

General Overview

Results of Operations

The company’s net income amounted to $1.7 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively.  The primary factors contributing to the increase in net income in the first quarter of 2004 over the 2003 period were a decrease in income tax expense, primarily due to the $1.9 million tax provision made in 2003 (as discussed in note 9, “Income Taxes”, above), offset by decreases in net gains realized on the sales of investment securities and residential mortgage loans, and an increase in the provision for loan losses.

The company’s earnings are largely dependent on its net interest margin, which is the difference between the yield on interest earning assets (loans, investment securities and short-term investments) and the cost of interest bearing liabilities (deposits, borrowings and the company’s junior subordinated debt securities).  Consequently, the company’s earnings are subject to the risk associated with changes in the interest rate environment.  Accordingly, the management of interest rate risk is a significant component of the company’s risk management process.  In addition, the company’s earnings are also impacted by the level of its provision for loan losses, gains on the sales of investment securities and loans, investment management and trust services income, deposits and loan fees, operating expenses, and income taxes.

For the three months ended March 31, 2004, the company experienced net interest margin compression of 11 basis points compared to the same period in 2003.  This margin compression was offset by the growth of interest earning assets, particularly commercial loans, and the recovery of approximately $0.3 million in interest income upon the payoff of a previously non-performing commercial loan relationship, resulting in a $0.2 million, or 3%, increase in net interest income for the three months ended March 31, 2004 over the same period in 2003.  The sustained low interest rate environment, that began in January 2000, continued to compress margin making net interest margin growth a challenge as loans and investments continued to reprice downward, while corresponding rate reductions on deposits have been restricted due to their already low rates and competitive market forces.

The company provided $0.8 million for loan losses for the three months ended March 31, 2004.  Through ongoing assessments of the allowance and estimates of the credit risk inherent in the portfolio, including the level of net charge-offs during the period, management determined it was prudent to increase the provision in 2004 as compared to the same period in 2003. The assessment of credit risk is also a significant component of the company’s risk management process and is discussed in more detail under the heading “Assessment of Allowance for Loan Losses” below.

Non interest income decreased by $0.7 million, or 25%, for the three months ended March 31, 2004 compared to the same period ended March 31, 2003.  The primary components of the decrease were declines in the net gains realized on sales of investment securities and on fixed rate residential mortgages, of $0.7 million and $0.2 million respectively, offset by increases in investment management and trust income and deposit and loan fee income. From time to time management may choose to sell investment securities in order to take advantage of certain investment opportunities and to effectively manage its exposure to interest rate risk through asset/liability repositioning. Markets rates, the composition of the investment portfolio and the company’s asset/liability position during the three months ended March 31, 2003 as compared to the same period ended March 31, 2004 resulted in the higher gains realized in 2003.  The company generally sells long-term fixed rate residential mortgage loan production to minimize interest rate risk and puts variable rate loans into the company’s portfolio in conjunction with the overall asset-liability management program of the company.  The decrease in gains on loan sales in 2004, compared to the same period in 2003, resulted from the lower volume of fixed rate mortgage loans originated for sale.  Current period originations were lower when compared to the unusually high volume of refinancing activity in 2003, which was driven by the lower market rates during that period. This refinancing activity reached a peak in the summer of 2003 and has subsequently declined due to a slight increase in residential mortgage market rates during the current period.

Non-interest expenses increased by $0.3 million for the three months ended March 31, 2004, compared to the same period ended March 31, 2003. The increase was primarily attributed to increases in health/life insurance premiums, due to general increases in insurance premium rates, and payroll taxes and salaries, attributable to additional staff hired in late 2003 and early 2004 to support the company’s strategic growth initiatives, as well as annual employee raises.

Financial Position

The company’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank, securities sold under agreements to repurchase, earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans and purchase investment securities, conduct operations, expand the company’s branch network, and pay dividends to shareholders.

Total assets increased $24.6 million, or 3%, since December 31, 2003, and amounted to $776.1 million at March 31, 2004.  The increase was primarily due to inflows from deposits and repurchase agreements reinvested into short-term investments and loans.  Short-term investments increased by $24.5 million, or 175%, over December 31, 2003, primarily due to large deposit inflows at the end of March.  Loans, net of fees, increased by $16.9 million, or 4%. The growth was primarily concentrated in the construction and commercial real estate loan portfolios.  The growth of these portfolios reflects the company’s continued commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profits, professionals and individuals.  This growth was offset by a decline in investment securities of $17.0 million or 9%.  The decline in the investment portfolio was primarily due to security sales and principal payments in the mortgage backed securities portfolio.  Deposits grew by $27.7 million, or 4%, since December 31, 2003 and amounted to $688.5 million, or 89% of total assets, at March 31, 2004

Assessment of the Allowance for Loan Losses

Inherent in the lending process is the risk of loss.  While the company endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.  The allowance reflects management’s estimate of the level of loan loss reserves necessary to support the level of credit risk inherent in the loan portfolio at the time.

The allowance for loan losses amounted to $10.3 million, or 2.04% of total loans, at March 31, 2004 compared to $10.0 million, or 2.04% of total loans, at December 31, 2003.  The provision for loan losses was $0.8 million for the three months ended March 31, 2004, compared to $0.3 million in the 2003 period.  Net charge-offs amounted to $0.4 million in 2004, primarily related to the $0.5 million partial charge-off of two commercial loan relationships.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of delinquencies, non-performing loans, net charge-offs, loan growth, economic trends and comparison to industry peers.  Based on this assessment of the overall risk profile of the loan portfolio, management determined that the reserve level of 2.04% was adequate at March 31, 2004.

See “Asset Quality” under “Financial Condition” below for further information on the company’s allowance for loan losses.

Opportunities and Risks

Management views the current banking landscape as an exciting and opportunistic period.  Management believes that industry consolidation, branch expansion and continued market penetration have positioned the company well to achieve success in the coming years.  The effective management of interest rate and credit risk, and establishing profitable growth in a very competitive landscape, are the key challenges for the company.

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

The company’s market position has been enhanced by the ongoing consolidation within the banking industry, and in particular in Massachusetts. Additionally, management actively seeks to expand market share and grow assets by pursuing opportunities in neighboring markets.  The company opened its twelfth branch, in Andover, Massachusetts, on March 15, 2004.  The Andover facility is about one half the size of our typical branch facility.  The company opened there to create a presence in the Andover market quickly, in order to take full advantage of market opportunities presented by the current bank-acquisition turmoil. The new branch reported deposit growth in excess of original projections through March 31, 2004.   Due to the strong growth experienced, and the tremendous potential in the Andover area, the company plans to relocate into a larger, more permanent office in downtown Andover, within the next 12-18 months.  The company has also recently obtained the required regulatory approvals for a thirteenth branch office, to be located in Tewksbury, Massachusetts, and anticipates opening this facility for business in late 2004/early 2005. The company expects that operating expenses, primarily salaries, marketing, and occupancy will increase, before the company achieves the long-term benefits it anticipates from this strategic growth into new markets.

As noted above, credit risk remains a significant risk to the company’s financial results as a significant decrease in credit quality would result in increased loan loss provisions, which are a direct charge to earnings.

Currently, the company’s exposure to interest rate risk is primarily in a declining interest rate environment, as lower interest rates will lead to further margin compression.  As market rates decline, interest earning assets reprice downward and prepayments of loans and mortgage backed investment securities accelerate, forcing the company to reinvest these proceeds at lower market rates.  Such declines in the rates on earning assets cannot be fully offset by reductions in deposit rates, which are at levels that will not allow for corresponding reductions.

Management will seek to mitigate credit risk and margin compression through growth of high quality, high yielding assets and low cost checking and savings deposits.  In addition, management will pursue growth of non-interest income in the form of loan and deposit fees, investment management and trust income, and effective management of non-interest expenses, recognizing that strategic expenditures will continue to be made to support the company’s growth and expansion goals.  Gains realized on sales of investment securities are dependent on overall market conditions and the company’s management of its asset-liability position.  Gains realized on the sale of loans are dependent on the volume of fixed rate residential loans originated, which in turn is reliant on market interest rates.  There can be no assurances that market conditions will continue to support the level of gains realized on the sales of loans or securities to the extent realized through March 31, 2004, and prior periods.

Financial Condition

Short-term investments

The balance in short term investments of $38.5 million at March 31, 2004 consisted of $32.5 million in overnight federal funds sold and $6.0 million of money market preferred securities with an average maturity of one to three months. The increase in the balance of short-term investments at March 31, 2004, was primarily due to cash inflows from deposits and repurchase agreements at the end of the March.  The average balance of short-term investments during the three months ended March 31, 2004 was $4.8 million, compared to $42.5 million for the fourth quarter of 2003.

Investments

At March 31, 2004, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At March 31, 2004, the investment portfolio’s fair market value of $179.3 million represented 23% of total assets, compared to 26% of total assets at December 31, 2003.  During the three months ended March 31, 2004 the company sold $14.0 million of securities, recognizing $0.6 million in net gains.  Principal paydowns, calls and maturities totaled $9.7 million during the period, and were primarily comprised of principal payments in the mortgage backed securities portfolio.  The proceeds from these sales and principal payments were partially utilized to purchase $5.1 million of securities, with the remainder used to payoff maturing short-term FHLB borrowings and fund additional loans.

The net unrealized gains on the portfolio at March 31, 2004 were $4.7 million compared to $3.5 million at December 31, 2003.  The increase was due to lower market rates at March 31, 2004 versus December 31, 2003, leading to higher fixed income security prices and larger unrealized gains.  The net unrealized gains/losses in the company’s fixed income portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized gains will only be realized if the securities are sold. If an unrealized loss is deemed to be other-than-temporary, the company would mark the investment down to its carrying value through a charge to earnings.

Loans

Total loans, before the allowance for loan losses, were $505.7 million, or 65% of total assets, at March 31, 2004, compared to $488.8 million, or 65% of total assets, at December 31, 2003, an increase of $16.9 million, or 3%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

	March 31, 2004		December 31, 2003		March 31, 2003
($ in thousands)	Amount	percent	Amount	percent	Amount	percent

Commercial real estate	$213,390	42.1%	$209,113	42.6%	$181,147	41.9%
Commercial & Industrial	133,400	26.3%	132,313	27.0%	124,844	28.8%
Construction	78,345	15.4%	69,524	14.2%	49,023	11.3%
Total Commercial loans	$425,135	83.8%	$410,950	83.8%	$355,014	82.0%

Residential mortgages	39,394	7.8%	39,465	8.0%	41,291	9.5%
Home equity	37,463	7.4%	35,139	7.2%	30,230	7.0%
Consumer	4,185	0.8%	4,558	0.9%	4,639	1.1%
Loans held for sale	882	0.2%	262	0.1%	1,821	0.4%
Gross loans	$507,059	100.0%	$490,374	100.0%	$432,995	100.0%
Deferred fees	(1,328)		(1,535)		(1,402)
Loans, net of fees	505,731		488,839		431,593
Allowance for loan losses	(10,329)		(9,986)		(9,744)
Net loans	$495,402		$478,853		$421,849

Commercial real estate loans were $213.4 million at March 31, 2004, compared to $209.1 million at December 31, 2003, an increase of $4.3 million, or 2%.  Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.

Commercial and industrial loans totaled $133.4 million at March 31, 2004, compared to $132.3 million at December 31, 2003, an increase of  $1.1 million or 1%.  Commercial loans include working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $9.3 million at March 31, 2004 and $8.8 million at December 31, 2003.

Construction loans, including both residential and commercial construction loans, increased by $8.8 million, or 13%, since December 31, 2003 and amounted to $78.3 million at March 31, 2004.  Residential construction loans outstanding totaled $3.8 million and $3.5 million at March 31, 2004 and December 31, 2003, respectively.

Residential mortgage loans amounted to $39.4 million at March 31, 2004, compared to $39.5 million at December 31, 2003.  Fixed rate residential mortgage loans designated as held for sale totaled $0.9 million and $0.2 million at March 31, 2004 and December 31, 2003, respectively.

The remainder of the loan portfolio is comprised of consumer loans, primarily consisting of home equity loans and lines, secured and unsecured personal loans and overdraft protection lines on consumer checking accounts. These consumer loans as a group amounted to $41.6 million and $39.7 million, or 8% of the portfolios at March 31, 2004 and December 31, 2003, respectively.

Asset Quality

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	March 31, 2004	Dec. 31, 2003	March 31, 2003

Non-accrual loans	$2,872	$2,983	$1,839
Accruing loans > 90 days past due	—	—	—
Total non-performing loans	2,872	2,983	1,839
Other real estate owned	—	—	—
Total non-performing assets	$2,872	$2,983	$1,839

Non-performing loans: Loans, net of fees	0.57%	0.61%	0.43%
Non-performing assets: Total assets	0.37%	0.40%	0.25%
Delinquent loans 30-89 days past due: Loans, net of fees	0.42%	0.51%	0.51%

Total non-performing loans decreased by $0.1 million from December 31, 2003 to March 31, 2004.  The decrease since December 2003 was primarily due to the addition of one $1.1 million commercial loan relationship, partially offset by payoffs and charge-offs of $0.7 million and $0.5 million, respectively,  on non-accruing loans in the first quarter of 2004. The ratio of non-performing loans as a percentage of total loans decreased slightly, by 4 basis points, since December and increased by 14 basis points over the prior year.  Management continues to closely monitor the credit quality of individual non-performing relationships as well as the loan portfolio in general, industry concentrations, the local real estate market and current economic conditions.  Management believes that the current level of non-performing assets and delinquent loans are reasonable given the historical growth in the loan portfolio and the substantial commercial composition of the portfolio, and are comparable with peer commercial banks.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company’s market area, or deterioration in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2004	2003

Balance at beginning of year	$9,986	$9,371
Loans charged off
Commercial	525	—
Commercial real estate	—	—
Construction	—	—
Residential real estate	—	—
Home equity	—	—
Consumer	8	39
Total loans charged off	533	39

Recoveries on loans previously charged off
Commercial	123	110
Commercial real estate	—	—
Construction	—	—
Residential real estate	—	—
Home equity	—	—
Other	3	2
Total recoveries	126	112

Net loans (charged off) /recovered	(407)	73
Provision charged to operations	750	300
Balance at March 31	$10,329	$9,744

Annualized net loans (charged off)/recovered: Average loans outstanding	(0.33)%	0.07%
Allowance for loan losses: Loans, net of fees	2.04%	2.26%
Allowance for loan losses: Non-performing loans	359.64%	529.85%

The ratio of the allowance for loan losses to non-performing loans was 359.64% at March 31, 2004 compared to 529.85% at March 31, 2003.  The decrease at March 31, 2004 resulted from an increase in non-performing loans, which is discussed above.  The actual balance of the allowance for loan losses, however, increased 6% over the same period, due mainly to provisions, net of charge-offs, of $0.6 million from April 1, 2003 through March 31, 2004. During the period, the company’s ratio of the allowance for loan losses to loans outstanding decreased from 2.26% at March 31, 2003 to 2.04% at March 31, 2004, due to the increase in the allowance noted, offset by 17% growth in the loan portfolio over the same period.

Following September 11, 2001, the company began providing for loan loss reserves at a higher level due to management’s estimate of a prolonged and significant economic downturn, which was expected to result in deterioration of the loan portfolio’s credit quality.  Consequently, the company’s loan loss reserve to total loan ratio increased to a range of approximately 2.20% to 2.30% during 2002 and the majority of 2003, compared to 1.99% at December 31, 2000 and 2.00% at June 30, 2001, respectively.

Throughout 2003 and into 2004, economic results remained somewhat mixed but with signs of economic strength and improvement. From a credit quality perspective, the loan portfolio, as measured by non-performing loans and net charge-offs, decreased slightly. However, neither the economic results nor credit quality has deteriorated to the extent previously anticipated by management.

Consequently, management’s revised estimates on the credit risk inherent in the portfolio, an ongoing review of commercial loan peers and economic forecasts for growth, resulted in management’s assessment that a reserve level of 2.04% at December 31, 2003 was reasonable and continued to be adequate at March 31, 2004.

Deposits and Borrowed Funds

Total deposits, including escrow deposits of borrowers, increased $27.7 million, or 4%, during the first three months of 2004, to $688.5 million and 89% of total assets at March 31, 2004, from $660.8 million and 88% of total assets at December 31, 2003.  The increase consists of growth of $29.3 million in lower cost checking and savings accounts, principally during March, offset by declines of $1.6 million in certificates of deposit and tiered rate deposit products during the period.  At March 31, 2004 lower cost deposits comprised 58% of total deposits, compared to 56% at December 31, 2003.

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and Federal Home Loan Bank (“FHLB”) borrowings, decreased by $5.0 million, or 23%, from $21.4 million at December 31, 2003 to $16.4 million at March 31, 2004.   The reduction is due to net payoffs in overnight FHLB advances of $18.5 million during the period, offset by an increase in repurchase agreements of $13.5 million, primarily due to new agreements entered into at the end of March.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At March 31, 2004, the bank had the capacity to borrow additional funds from the FHLB of up to $108.0 million, and had the ability to issue up to $80.0 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion above under the heading “Deposits and Borrowed Funds” regarding outstanding FHLB advances.   The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.   There were no balances outstanding or securities pledged to Lehman Brothers at March 31, 2004.    Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of March 31, 2004, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of March 31, 2004 are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company
Total Capital (to risk weighted assets)	$65,436	11.50%	$45,511	8.00%	$56,889		10.00%

Tier 1 Capital (to risk weighted assets)	58,285	10.25%	22,755	4.00%	34,133		6.00%

Tier 1 Capital (to average assets)	58,285	8.00%	29,148	4.00%	N/A	*	N/A *

The Bank
Total Capital (to risk weighted assets)	$62,158	10.99%	$45,239	8.00%	$56,549		10.00%

Tier 1 Capital (to risk weighted assets)	55,049	9.73%	22,620	4.00%	33,929		6.00%

Tier 1 Capital (to average assets)	55,049	7.59%	29,020	4.00%	36,275		5.00%

* For the Bank to qualify as “well capitalized” it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

Results of Operations

Three Months Ended March 31, 2004 vs. Three Months Ended March 31, 2003

The company reported net income of $1.7 million for the three months ended March 31, 2004, versus $0.5 million for the three months ended March 31, 2003.  The company had basic earnings per common share of $0.48 and $0.14, and diluted earnings per common share of $0.45 and $0.14 for the three months ended March 31, 2004 and March 31, 2003, respectively.

Net Interest Income

The company’s net interest income was $7.5 million for the three months ended March 31, 2004, an increase of $0.3 million, or 4%, from $7.2 million for the three months ended March 31, 2003.  Total interest income for the 2004 period declined by $0.1 million in comparison to the 2003 period; however, the decline was offset by a reduction in total interest expense of $0.4 million, as discussed below.

Net interest margin decreased to 4.55% for the three months ended March 31, 2004 from 4.66% for the same period ended March 31, 2003. The primary reason for the 11 basis point compression in net interest margin was due to lower investment yields resulting from the reinvestment of proceeds from security sales and principal payments at lower market rates throughout 2003 and into 2004, and the reduction in loan yields, partially offset by increases in average loan balances. The resulting reduction in interest income was partially mitigated by the reduction in the cost of funds, principally on certificates of deposits. The reduction in general market interest rates, which began in 2000, has contributed to margin compression by causing interest earning assets to continue to reprice downward at market rates while corresponding rate reductions in the cost of funds have been restricted due to their already low rates and competitive market forces.

Interest Income

Interest income declined by $0.1 million for the three months ended March 31, 2004 and was $9.3 million compared to $9.4 million for the same period ended March 31, 2003.  This decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets of 40 basis points to 5.62% for the three months ended March 31, 2004 compared to 6.02% for the same period ended March 31, 2003, partially offset by an increase in the average balance of interest earning assets of $38.6 million, or 6%, to $683.2 million for the three months ended March 31, 2004 compared to $644.6 million for the three months ended March 31, 2003.

For the three months ended March 31, 2004, the average loan balance increased by $69.3 million, or 16%, while the average rate earned on loans declined by 43 basis points to 6.14% for the three months ended March 31, 2004, from 6.57% for the same period ended March 31, 2003.  The average investment securities and short-term investments balance decreased by $30.7 million, or 14%, compared to the same period in the prior year, and the average tax equivalent yield on investment securities and short-term investments decreased by 71 basis points to 4.26% for the three months ended March 31, 2004 from 4.97% for the same period ended March 31, 2003. This drop in investment yield is primarily due the reinvestment of proceeds of securities sales and principal payments at lower market rates.

Interest Expense

Interest expense for the three months ended March 31, 2004 was $1.8 million compared to $2.2 million for the same period ended March 31, 2003.  The decline in interest expense resulted primarily from a decrease in the average interest rate paid on interest bearing liabilities of 34 basis points to 1.32% for the three months ended March 31, 2004 compared to 1.66% for the same period ended March 31, 2003, partially offset by an increase in the average balance of interest-bearing deposits and borrowings of $21.1 million, or 4%, to $551.8 million for the three months ended March 31, 2004 as compared to $530.7 million for the same period ended March 31, 2003.

The average interest rate on savings, checking and money market deposit accounts decreased by 12 basis points for the three months ended March 31, 2004 compared to the same period ended March 31, 2003, due to lower market rates, while the average balance of such deposit accounts increased by $27.0 million, or 8%, to $386.5 million for the three months ended March 31, 2004 as compared to $359.5 million for the same period ended March 31, 2003.

The average interest rate on time deposits decreased by 72 basis points for the three months ended March 31, 2004 compared to the same period ended March 31, 2003, due to reductions in general market rates.  The average balance on time deposits decreased by $16.4 million, or 11%, to $137.7 million for the three months ended March 31, 2004 as compared to $154.1 million for the same period ended March 31, 2003.

The average interest rate on borrowed funds, consisting of repurchase agreements and FHLB borrowings, decreased 10 basis points to 1.61% for the three months ended March 31, 2004, compared to 1.71% for the three months ended March 31, 2003. The decrease in average rate paid on borrowed funds resulted primarily from decreases in market rates. The average balance of borrowed funds for the three months ended March 31, 2004 increased by $10.5 million, or 169%, to $16.7 million as compared to $6.2 million for the three months ended March 31, 2003. The increase was attributable to short-term and overnight FHLB advances taken during the 2004 period to fund loan growth, necessitated by slow deposit growth during the first two months of the period.

The average balance of non-interest bearing deposits increased by $11.6 million, or 10%, for the three months ended March 31, 2004.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.08% for the three month period ended March 31, 2004, compared to 1.36% for the same period ended March 31, 2003, a decline of 28 basis points.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended March 31, 2004 and March 31, 2003, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$494,941	$7,559	6.14%	$425,596	$6,890	6.57%	$669	$1,133	$(455)	$(9)
Investment securities and short-term investments (2)	188,309	1,738	4.26%	219,028	2,525	4.97%	(787)	(382)	(389)	(16)
Total interest earnings assets	683,250	9,297	5.62%	644,624	9,415	6.02%	(118)	751	(844)	(25)

Other assets (3)	54,299			55,783

Total assets	$737,549			$700,407

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$386,551	781	0.81%	$359,535	828	0.93%	(47)	62	(107)	(2)
Time deposits	137,750	675	1.97%	154,146	1,024	2.69%	(349)	(110)	(276)	37
Borrowed funds	16,691	67	1.61%	6,166	26	1.71%	41	45	(2)	(2)
Subordinated debentures	10,825	294	10.87%	10,825	294	10.87%	—	—	—	—
Total interest bearing deposits and borrowings	551,817	1,817	1.32%	530,672	2,172	1.66%	(355)	(3)	(385)	33

Net interest rate spread (2)			4.30%			4.36%

Non-interest bearing deposits	125,485	—		113,861	—
Total deposits and borrowings	677,302	1,817	1.08%	644,533	2,172	1.36%

Other liabilities	3,927			5,510
Total liabilities	681,229			650,043

Stockholders’ equity	56,320			50,364

Total liabilities and stockholders’ equity	$737,549			$700,407

Net interest Income		$7,480			$7,243		$237	$754	$(459)	$(58)

Net interest margin (2)			4.55%			4.66%

(1)                                  Average loans include non-accrual loans and are net of deferred loan fees

(2)                                  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax  equivalent effect was $266 and $196 for the periods   ended March 31, 2004 and March 31, 2003, respectively.

(3)                                  Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.8 million for the three month periods ended March 31, 2004 and $0.3 million for the same period ended March 31, 2003.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of net charge-offs during the period.  Management determined it was prudent to increase the provision in 2004 as compared to the same period in 2003, in order to provide an adequate allowance for loan losses at March 31, 2004.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “General Overview – Assessment of the Allowance for Loan Losses” and “Financial Condition – Asset Quality” above.

Non-Interest Income

Net gains on sales of investment securities amounted to $0.6 million and $1.3 million for the three months ended March 31, 2004 and March 31, 2003, respectively.  Markets rates, the composition of the investment security portfolio and management of the company’s asset/liability position resulted in higher gains realized in the 2003 period.

Gains on sales of loans amounted to $85 thousand and $324 thousand for the three months ended March 31, 2004 and March 31, 2003, respectively. The decrease in gains on loan sales in 2004 compared to the same period in 2003 resulted from the lower volume of fixed rate mortgage loans originated for sale due to the decline in mortgage refinancing activity during the 2004 period, which resulted from a slight increase in residential mortgage market rates during the period.

Investment management and trust service fees increased by $81 thousand, or 19%, for the three months ended March 31, 2004 compared to the same period in 2003. The quarterly average balance of investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated Investors, Inc. money market mutual funds) increased by $63.8 million, to $325.7 million for the three months ended March 31, 2004 versus $261.9 million for the same period in 2003.  Trust assets comprised approximately 85% of the total trust and investment assets under management of $332.2 million outstanding at March 31, 2004.  Trust asset balances have increased since March 2003 due to strong sales and promotional efforts resulting in asset growth as well as increasing market values.

Non-Interest Expenses

Salaries and benefits expense totaled $3.7 million for the three months ended March 31, 2004, compared to $3.4 million for the three months ended March 31, 2003, an increase of $0.3 million or 9%.  This increase was primarily due to increases in the health/life insurance premiums, due to higher insurance premium rates, payroll taxes and salaries attributed to additional staff hired to support the company’s strategic growth initiatives, as well as annual employee raises.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended March 31, 2004 and March 31, 2003 were $1.0 million and 36.7% and $3.5 million and 87.3%, respectively.  The 2003 period reflects the $1.9 million provision for income taxes for 1999 through 2002, related to the retroactive enactment of Massachusetts tax legislation in March 2003.  Excluding this charge, the effective tax rate for the 2003 period would have been 39.4%. The higher adjusted tax rate in the prior period is due to the diminishing benefit of tax exempt interest from municipal securities due to the increase in income before taxes in that period.  For further details on the prior year tax expense, see Note (9), “Income Taxes”, to the company’s unaudited consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

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

Management believes there have been no material changes in the interest rate risk reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Changes in Controls and Procedures

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended March 31, 2004) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not Applicable

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit No. and Description

10.31	Lease agreement dated January 28, 2004, between the bank and Lally 11 Realty Trust related to premises located at 8 and 8R High Street, Andover, Massachusetts.

10.32	Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr.

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

(b)  Reports on Form 8-K

Current Report on Form 8-K filed on January 28, 2004 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three and twelve months ended December 31, 2003 and 2002 and balance sheets at December 31, 2003 and December 31, 2002.

Current Report on Form 8-K filed on April 27, 2004 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three months ended March 31, 2004 and 2003 and balance sheets at March 31, 2004, December 31, 2003 and March 31, 2003.

[Remainder of Page Intentionally Blank]

SIGNATURES

In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: May 10, 2004	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)