Form 10-Q
period 2004-06-30
ENTERPRISE BANCORP INC /MA/
filed 2004-08-10
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

July 30, 2004, Common Stock - Par Value $0.01: 3,676,901 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(unaudited)

(Dollars in thousands)	June 30, 2004	December 31, 2003

Assets

Cash and equivalents:
Cash and due from banks	$36,575	$31,102
Short-term investments	33,000	14,000
Total cash and cash equivalents	69,575	45,102

Investment securities - available for sale, at fair value	188,173	196,308
Loans, less allowance for loan losses of $10,414 at June 30, 2004 and $9,986 at December 31, 2003	520,777	478,853
Premises and equipment	12,036	12,429
Accrued interest receivable	3,337	3,178
Deferred income taxes, net	4,948	3,532
Prepaid expenses and other assets	4,046	5,320
Income taxes receivable	439	293
Core deposit intangible, net of amortization	808	874
Goodwill	5,656	5,656

Total assets	$809,795	$751,545

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$735,476	$660,824
Borrowed funds	4,808	21,424
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	2,214	3,006
Accrued interest payable	706	716

Total liabilities	754,029	696,795

Commitments and Contingencies

Stockholders’ Equity

Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—

Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,676,601 and 3,602,023 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	37	36
Additional paid-in capital	22,311	21,006
Retained earnings	33,360	31,469
Accumulated other comprehensive income	58	2,239

Total stockholders’ equity	55,766	54,750

Total liabilities and stockholders’ equity	$809,795	$751,545

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and six months ended June 30, 2004 and 2003

(unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest and divided income:
Loans	$7,626	$7,031	$15,185	$13,921
Investment securities	1,757	2,057	3,481	4,558
Short-term investments	71	64	85	88
Total interest income	9,454	9,152	18,751	18,567

Interest expense:
Deposits	1,520	1,719	2,976	3,571
Borrowed funds	27	26	94	52
Junior subordinated debentures	295	295	589	589
Total interest expense	1,842	2,040	3,659	4,212

Net interest income	7,612	7,112	15,092	14,355

Provision for loan losses	300	300	1,050	600
Net interest income after provision for loan losses	7,312	6,812	14,042	13,755

Non-interest income:
Investment management and trust fees	605	500	1,121	935
Deposit service fees	528	563	1,077	1,063
Net gains on sales of investment securities	9	239	640	1,555
Gains on sales of loans	114	275	199	599
Other income	332	350	731	680
Total non-interest income	1,588	1,927	3,768	4,832

Non-interest expense:
Salaries and employee benefits	3,466	3,338	7,161	6,732
Occupancy expenses	1,294	1,291	2,531	2,541
Audit, legal and other professional fees	290	232	553	508
Advertising and public relations	256	128	426	317
Supplies and postage	232	187	453	369
Trust professional and custodial expenses	135	166	287	326
Other operating expenses	501	440	962	872
Total non-interest expense	6,174	5,782	12,373	11,665

Income before income taxes	2,726	2,957	5,437	6,922
Income tax expense	982	259	1,978	3,720

Net income	$1,744	$2,698	$3,459	$3,202

Basic earnings per share	$0.48	$0.76	$0.96	$0.90

Diluted earnings per share	$0.46	$0.73	$0.91	$0.87

Basic weighted average common shares outstanding	3,625,914	3,544,125	3,615,629	3,538,836

Diluted weighted average common shares outstanding	3,779,147	3,678,677	3,784,413	3,669,796

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2004

(unaudited)

(Dollars in thousands, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount				Income

Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750

Comprehensive income
Net income				3,459	$3,459		3,459
Other comprehensive loss, net of reclassification					(2,181)	(2,181)	(2,181)
Total comprehensive income					$1,278
Common stock dividend paid ($0.43 per share)				(1,568)			(1,568)
Common stock issued (1)	30,834		968				968
Stock options exercised	43,744	1	337				338
Balance at June 30, 2004	3,676,601	$37	$22,311	$33,360		$58	$55,766

Disclosure of other comprehensive income:
Net unrealized holding losses on securities during the period					$(3,052)
Income tax expense					1,249
Net unrealized holding losses, net of tax					(1,803)
Less: Reclassification adjustment for gains included in net income:
Net realized gains on sales of securities during the period					(640)
Income tax expense					262
Reclassification adjustment, net of tax					(378)

Other comprehensive loss, net of reclassification					$(2,181)

(1) Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and board committee meetings.

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2004 and 2003

(unaudited)

(Dollars in thousands)	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$3,459	$3,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	600
Depreciation and amortization	1,601	2,161
Amortization of intangible assets	66	66
Net gains on sales of investment securities	(640)	(1,555)
Gains on sales of loans	(199)	(599)
(Increase) decrease in:
Loans held for sale, net of gain	(374)	1,968
Accrued interest receivable	(159)	407
Income taxes receivable	(146)	(745)
Prepaid expenses and other assets	1,274	1,496
Deferred income taxes	(11)	(569)
Increase (decrease) in:
Accrued expenses and other liabilities	(792)	(1,086)
Accrued interest payable	(10)	(85)
Net cash provided by operating activities	5,119	5,261
Cash flows from investing activities:
Proceeds from sales of investment securities	16,004	59,128
Proceeds from maturities, calls and pay-downs of investment securities	18,733	31,018
Purchase of investment securities	(29,946)	(31,009)
Net increase in loans	(42,401)	(31,753)
Additions to premises and equipment, net	(810)	(1,306)
Net cash provided by (used in) investing activities	(38,420)	26,078
Cash flows from financing activities:
Net increase in deposits	74,652	41,079
Net decrease in borrowed funds	(16,616)	(10,810)
Cash dividends paid	(1,568)	(1,350)
Proceeds from issuance of common stock	968	941
Proceeds from exercise of stock options	338	158
Net cash provided by financing activities	57,774	30,018

Net increase in cash and cash equivalents	24,473	61,357
Cash and cash equivalents at beginning of period	45,102	45,778

Cash and cash equivalents at end of period	$69,575	$107,135

Supplemental financial data:
Cash Paid For:
Interest	$3,669	$4,297
Income taxes	2,125	5,042

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(1)                                 Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company (the “bank”), for the purpose of becoming the holding company for the bank.  The bank, a Massachusetts trust company organized in 1989, has two wholly owned subsidiaries, Enterprise Insurance Services LLC and Enterprise Investment Services LLC, organized for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its customers.

(2)                                 Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company’s December 31, 2003 audited consolidated financial statements and notes thereto contained in the company’s annual Form 10-K filed with the Securities and Exchange Commission on March 16, 2004.  Interim results are not necessarily indicative of results to be expected for the entire year.  The company has not changed its significant accounting and reporting policies from those disclosed in its 2003 annual report.

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

(3)                                 Accounting Rule Changes

In May 2004, due to accounting changes by the Financial Accounting Standards Board (“FASB”) related to trust preferred securities, the Board of Governors of the Federal Reserve System published proposed changes to capital rules for bank holding companies in an Advanced Notice of Proposed Rulemaking (ANPR), dated May 6, 2004.    The ANPR would continue to allow the inclusion of trust preferred securities as a component of Tier 1 capital within prescribed limits, while imposing tighter requirements on the calculation of Tier 1 capital.  Until a final rule is issued the Federal Reserve has instructed bank holding companies to continue to include trust preferred securities in their Tier 1 capital, subject to applicable limits, for regulatory capital purposes.  Under the proposed new calculation method, the company’s Tier 1 regulatory capital ratio as of June 30, 2004, would continue to exceed the minimum required regulatory level for the company to be considered “Well Capitalized.” For details regarding accounting rule changes related to trust preferred securities and the company’s deconsolidation of its subsidiary, Enterprise (MA) Capital Trust I, as required by FASB Interpretation No. 46R issued in December 2003, refer to paragraph (o), “Other Accounting Rule Changes”, included in note 1, “Summary of Significant Accounting Policies”, to the company’s consolidated financial statements contained in Item 8 of the company’s 2003 Annual Report on Form 10-K.

In March 2004, the FASB issued a draft of a proposed new Statement of Financial Accounting Standards, “Share-Based Payment,” for public comment.  The proposed new FASB standard, an amendment of FASB Nos. 123 and 95, would eliminate the ability of companies to account for stock-based compensation transactions using the intrinsic value method and generally would require instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period, equal to the fair value at the grant date for stock options issued in exchange for employee services.  This proposed statement, if issued as written, would be applied to public companies prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994, had been accounted for using the fair-value based method of accounting.  The company currently uses the intrinsic value method to measure compensation cost and is evaluating the impact the proposed new standard would have on future results of operations.  See note 6, “Stock Options”, below for pro forma information regarding compensation expense using the fair value method under SFAS No. 123.

(4)                                 Critical Accounting Estimates

In preparing the company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.  Certain of the critical accounting estimates are more dependent on management’s judgment and in some cases may contribute to volatility in the company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. As discussed in detail under the heading “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the company’s 2003 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of goodwill.

(5)                                 Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the quarter and year to date periods ended June 30th and the effect of those shares on earnings:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic weighted average common shares outstanding	3,625,914	3,544,125	3,615,629	3,538,836
Dilutive shares	153,233	134,552	168,784	130,960
Diluted weighted average common shares outstanding	3,779,147	3,678,677	3,784,413	3,669,796

Basic earnings per share	$0.48	$0.76	$0.96	$0.90
Effect of dilutive shares	0.02	0.03	0.05	0.03
Diluted earnings per share	$0.46	$0.73	$0.91	$0.87

(6)                                 Stock Options

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

(Dollars in thousands, except per share data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income as reported	$1,744	$2,698	$3,459	$3,202
SFAS 123 compensation cost, net of tax	33	22	66	44
Pro forma net income	$1,711	$2,676	$3,393	$3,158

Basic earnings per share as reported	0.48	0.76	0.96	0.90
Pro forma basic earnings per share	0.47	0.76	0.94	0.89

Diluted earnings per share as reported	0.46	0.73	0.91	0.87
Pro forma diluted earnings per share	0.45	0.73	0.90	0.87

There were 104,440 options granted in 2004.  There were no options granted in 2003. For options granted in 2004, the per share weighted average fair value of the stock options was determined to be $3.01, or 12% of the fair market value of the company’s common stock at the date of grant.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2004 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.68%, 15.00%, 1.65% and 6, respectively.

(7)                                 Dividends/Dividend Reinvestment Plan

On April 20, 2004 the board of directors of the company approved an annual dividend of $0.43 per share, payable on June 25, to shareholders of record as of June 4, 2004.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. In 2004, the company’s shareholders utilized the DRP to reinvest $1.0 million of the $1.6 million dividend paid by the company in June 2004 into 30,834 shares of the company’s common stock.

(8)                                 Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn, upon the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  At June 30, 2004 and 2003 the fair value of these commitments were not material.

The company originates residential mortgage loans with the anticipation to sell such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  At June 30, 2004 the estimated fair value of the company’s derivative instruments were considered to be immaterial.

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

On September 29, 2003 the company dissolved ERT and all ERT assets were transferred in liquidation to the bank.  The company will continue to record state income tax liability on the income earned on these additional assets held by the bank.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions.  Certain statements contained in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” below, including, but not limited to, statements related to management’s views on the banking environment and the economy, market expansion and opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) unforeseen changes in interest rates could negatively impact net interest income;  (ii) the effect of changes in the business cycle and downturns in the local, regional or national economies, including unanticipated deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and unanticipated increases in the company’s reserve for loan losses; (iii) the effect of unforeseen changes in consumer spending could negatively impact the company’s credit quality, earnings and financial results; (iv) the increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vii) the effect of technological changes could adversely impact the company’s operations and increase technology-related expenditures;  (viii) unanticipated increases in employee compensation and benefit expenses could adversely affect the company’s earnings and financial results:  (ix) the effect of changes in laws and regulations that apply to the company’s business and operations and unanticipated increases in the company’s regulatory compliance costs could adversely affect the company’s business environment, operations, earnings and financial results; and (x) the effect of changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in note 1, “Summary of Significant Accounting Policies”, to the company’s consolidated financial statements contained in Item 8 of the company’s 2003 Annual Report on Form 10-K.  In applying these accounting policies, management is required to exercise judgement in determining many of the methodologies, assumptions and estimates to be utilized.  As discussed in detail under the heading “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the company’s 2003 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the valuation of goodwill.  Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.

General Overview

Results of Operations

The company’s net income amounted to $3.5 million and $3.2 million for the six months ended June 30, 2004 and 2003, respectively.  The primary factors contributing to the increase in net income in 2004 over the 2003 period was lower tax expense in 2004 due to the $1.1 million tax provision made in 2003 (as discussed in note 9, “Income Taxes”, above) increasing tax expense in that period, which was partially offset by decreases in net gains realized on the sales of investment securities and residential mortgage loans and an increase in the first quarter provision for loan losses in the 2004 period.

The company’s earnings are largely dependent on its net interest margin, which is the difference between the yield on interest earning assets (loans, investment securities and short-term investments) and the cost of interest bearing liabilities (deposits, borrowings and junior subordinated debt securities).  Consequently, the company’s earnings are subject to the risk associated with changes in the interest rate environment.  Accordingly, the management of interest rate risk is a significant component of the company’s risk management process.  The company’s earnings are also impacted by the level of its provision for loan losses, gains on the sales of investment securities and loans, investment management and trust services income, deposit and loan fees, operating expenses, and income taxes.

For the six months ended June 30, 2004, the company experienced net interest margin compression of 10 basis points compared to the same period in 2003.  The net interest margin compression was due to the continued low interest rate environment in 2004.  Loans and investments continued to reprice downward at lower market rates during the period since June 30, 2003, while corresponding rate reductions on deposits have been limited due to their already low rates and competitive market forces.   This net interest margin compression brought on by the lower interest rate environment was offset by the growth of interest earning assets, particularly commercial loans, as well as runoff in higher yielding certificates of deposit and the growth in lower costing deposit accounts.  This growth enabled the company to offset the decline in net interest margin and resulted in a $0.7 million, or 5%, increase in net interest income for the six months ended June 30, 2004 over the same period in 2003.

The company provided $1.1 million for loan losses for the six months ended June 30, 2004, compared to $0.6 million for the same period in 2003. The increase over the prior period was mainly due to additional provision made in the first quarter of 2004.  Through ongoing assessments of the allowance and estimates of the credit risk inherent in the portfolio at the time, including the level of net charge-offs, particularly during the first quarter of 2004, management determined it was prudent to make additional provisions as compared to the same period in 2003. The assessment of credit risk is also a significant component of the company’s risk management process and is discussed in more detail under the heading “Assessment of the Allowance for Loan Losses” below.

Non interest income declined by $1.1 million, or 22%, for the six months ended June 30, 2004 compared to the same period ended June 30, 2003.  The decrease was due to declines in the net gains realized on sales of investment securities and on fixed rate residential loan sales, of $0.9 million and $0.4 million, respectively, partially offset by increases in investment management and trust income and deposit and loan fee income. From time to time management may choose to sell investment securities in order to take advantage of certain investment opportunities and to effectively manage its exposure to interest rate risk through asset/liability repositioning.  The higher gains realized during the six months ended June 30, 2003, as compared to the same period ended June 30, 2004, were due to more attractive market opportunities and asset-liability repositioning during the 2003 period. The company generally sells long-term fixed rate residential mortgage loan production to minimize interest rate risk and puts variable rate loans into the company’s portfolio in conjunction with the overall asset-liability management program of the company.  The decrease in gains on loan sales in 2004, compared to the same period in 2003, resulted from the lower volume of fixed rate mortgage loans originated for sale.  Fixed rate mortgage loan originations were lower in the current period when compared to the unusually high volume of refinancing activity in 2003, which was driven by the low market rates during that period. This refinancing activity reached a peak in the summer of 2003 and has subsequently declined due to a slight increase in residential mortgage market rates during the current period and the significant portion of the consumer market that has already refinanced during the historically low interest rate environment.

Non-interest expenses increased by $0.7 million, or 6%, for the six months ended June 30, 2004, compared to the same period ended June 30, 2003. The increase was primarily attributed to increases in salaries and payroll taxes, attributable to additional staff hired in late 2003 and early 2004 to support the company’s strategic growth initiatives, as well as annual employee raises and increases in health/life insurance premiums due to general increases in premium rates.  Advertising and public relations expenditures also increased to support the company’s growth and expansion into new markets.

Financial Position

The company’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank (“FHLB”), securities sold under agreements to repurchase, earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses these funds to originate loans, purchase investment securities, conduct operations, expand the company’s branch network, and pay dividends to shareholders.

Total assets increased $58.3 million, or 8%, since December 31, 2003, and amounted to $809.8 million at June 30, 2004.  The increase was primarily due to inflows from deposits reinvested into loans and short-term investments.  Loans, net of fees, increased by $42.4 million, or 9%. The growth was primarily concentrated in the construction and commercial real estate loan portfolios.  The growth of these portfolios reflects the company’s continued commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profits, professionals and individuals.  Short-term investments increased by $19.0 million over December 31, 2003.  This growth was offset by a decline in the investment securities portfolio of $8.1 million or 4% due to securities sales, principal prepayments in the mortgage backed securities portfolio and declines in the market value of fixed rate securities due to increases in market interest rates.  Deposits grew by $74.7 million, or 11%, since December 31, 2003.  Growth was principally seen in demand deposits, personal interest checking and business savings, offset by a decrease in certificates of deposits.  Borrowed funds declined by $16.6 million, or 78%, since December 31, 2003, due to the paydown of overnight FHLB advances taken at the end of 2003, offset by an increase in customer repurchase agreements.

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

The allowance for loan losses amounted to $10.4 million, or 1.96% of total loans, at June 30, 2004 compared to $10.0 million, or 2.04% of total loans, at December 31, 2003.  The provision for loan losses was $1.1 million for the six months ended June 30, 2004.  Net charge-offs amounted to $0.6 million in 2004, primarily related to the $0.5 million partial charge-off of two commercial loan relationships in the first quarter.  The ratio of both delinquent loans and non-performing loans as a percentage of total loans declined slightly since December 31, 2003.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the composition of the portfolio, level of delinquencies, non-performing loans, net charge-offs, loan growth, economic trends and comparison to industry peers.  Based on this assessment of the overall risk profile of the loan portfolio, management determined that the reserve was adequate at June 30, 2004.

See “Asset Quality” under “Financial Condition” below for further information on the company’s allowance for loan losses.

Opportunities and Risks

Management views the current banking landscape as an opportunistic period for the company.  Management believes that industry consolidation, branch expansion and continued market penetration have positioned the company well to achieve success in the coming years.

Notwithstanding the substantial competition the company faces to attract deposits and to generate loans within its market area, management believes that it has differentiated the company from competitors by providing customers, composed principally of growing and privately held businesses, professionals, and consumers, with prompt and personal service based on management’s familiarity and understanding of such customers’ banking needs.  The company’s past and continuing emphasis is to provide its customers with highly responsive personal and professional service, and to seek out and hire top professionals who understand the community and local banking environment.

The company’s market position has been enhanced by the ongoing consolidation within the banking industry,  particularly in Massachusetts. Additionally, management actively seeks to expand market share in new and existing markets and grow assets by pursuing strategic opportunities in neighboring communities.  The company opened its twelfth branch, in Andover, Massachusetts, on March 15, 2004.  The Andover facility is about one half the size of our typical branch facility.  The company opened there to quickly create a presence in the Andover market, in order to take full advantage of opportunities presented by recent bank-acquisition activity. Due to the strong growth experienced, and the potential in the Andover area, the company plans to relocate into a larger, more permanent office in downtown Andover, within the next 9-12 months.  The company has also obtained the required regulatory approvals to open an additional branch office in Tewksbury, Massachusetts, and anticipates that this facility will open for business in late early 2005.  The company is currently seeking regulatory approval to open its first location in New Hampshire, a full service branch office to be located in Salem.  Management views the expansion into the Salem, NH area as a natural progression of the Andover market.  The company expects that operating expenses, primarily salaries, marketing, and occupancy, will increase before the company achieves the long-term benefits it anticipates from this strategic growth.

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

As noted above, credit risk remains a significant risk to the company’s financial results as a significant decrease in credit quality would result in increased loan loss provisions, which are a direct charge to earnings. Commercial lending may entail additional risks as compared to consumer lending.  Commercial loans are typically larger in size and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general.  The loan portfolio’s composition and the additional risk associated with the commercial portfolio are factors management takes into consideration in making its assessment of the adequacy of the allowance for loan losses.  The company believes it has adequately reserved for such risk at June 30, 2004.

Management will seek to mitigate credit risk and margin compression through growth of high quality, high yielding assets and low cost checking and savings deposits.  In addition, management will pursue growth of non-interest income in the form of loan and deposit fees, investment management and trust income, and effective management of non-interest expenses, recognizing that strategic expenditures will continue to be made to support the company’s growth and branch expansion goals.  Gains realized on sales of investment securities are dependent on overall market conditions and the company’s management of its asset-liability position.  Gains realized on the sale of loans are dependent on the volume of fixed rate residential loans originated, which in turn is reliant on market interest rates.  There can be no assurances that market conditions will continue to support the level of gains realized on the sales of loans or securities to the extent realized through June 30, 2004, and prior periods.

Financial Condition

Short-term investments

The balance in short term investments of $33.0 million at June 30, 2004 consisted of $24.8 million in overnight federal funds sold and $8.2 million of money market preferred securities with an average maturity of one to three months.  The increase in the balance of short-term investments at June 30, 2004, was primarily due to cash inflows from deposits during the period.

Investments

At June 30, 2004, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At June 30, 2004, the investment portfolio’s fair market value of $188.2 million represented 23% of total assets, compared to 26% of total assets at December 31, 2003.  During the six months ended June 30, 2004 the company sold $16.0 million of securities, recognizing  $0.6 million in net gains.   Principal paydowns, calls and maturities totaled $18.7 million during the period, and were primarily comprised of $16.0 million in prepayments on the mortgage backed securities portfolio.  The proceeds from these sales and paydowns were partially utilized to purchase $30.0 million of securities, with the remainder used to pay off maturing short-term FHLB borrowings and fund loan growth.

The net unrealized losses on the portfolio at June 30, 2004 were $0.1 million compared to net unrealized gains of $3.5 million at December 31, 2003. The decrease was due to higher market rates at June 30, 2004 versus December 31, 2003, leading to lower market values on fixed income securities.  The net unrealized gains/losses of the company’s bond portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the company’s bond portfolio, as rates rise the value of the portfolio declines and as rates fall the value of the portfolio rises.  The unrealized gains will only be realized if the securities are sold. If an unrealized loss is deemed to be other-than-temporary, the company would mark the investment down to its carrying value through a charge to earnings.  Because the decline in fair value is due to changes in interest rates and not a deterioration of credit quality, and because the company has the intent and ability to hold these securities until the market values increase or the securities reach maturity, these investments are not considered other than temporarily impaired.

Loans

Total loans, net of fees, before the allowance for loan losses, were $531.2 million, or 66% of total assets, at June 30, 2004, compared to $488.8 million, or 65% of total assets, at December 31, 2003, an increase of $42.4 million, or 9%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

($ in thousands)	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	Percent	Amount	percent	Amount	percent

Commercial real estate	$217,558	40.9%	$209,113	42.6%	$192,718	43.2%
Commercial & Industrial	132,110	24.8%	132,313	27.0%	121,633	27.3%
Construction	95,921	18.0%	69,524	14.2%	51,213	11.5%
Total Commercial loans	$445,589	83.7%	$410,950	83.8%	$365,564	82.0%

Residential mortgages	41,096	7.7%	39,465	8.0%	41,738	9.3%
Home equity	40,986	7.7%	35,139	7.2%	32,404	7.3%
Consumer	4,001	0.7%	4,558	0.9%	4,847	1.1%
Loans held for sale	835	0.2%	262	0.1%	1,496	0.3%
Gross loans	$532,507	100.0%	$490,374	100.0%	$446,049	100.0%
Deferred fees	(1,316)		(1,535)		(1,465)
Loans, net of fees	531,191		488,839		444,584
Allowance for loan losses	(10,414)		(9,986)		(10,048)
Net loans	$520,777		$478,853		$434,536

Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.  Commercial real estate loans increased by $8.4 million, or 4%, at June 30, 2004, compared to December 31, 2003.

Commercial and industrial loans include working capital loans, equipment financing (including equipment leases), term loans, revolving lines of credit and loans under various U.S. Small Business Administration programs.  Commercial and industrial loans decreased slightly by $0.2 million, or 0.2%, from December 31, 2003 through June 30, 2004.

The construction loan portfolio, including both residential and commercial construction loans, continues to show significant growth as construction loans increased by $26.4 million, or 38%, since December 31, 2003. This growth reflects a continuing focus on construction lending, primarily in commercial construction.

Residential mortgages and home equity loans and lines amounted to $82.1 million at June 30, 2004, compared to $74.6 million at December 31, 2003, an increase of $7.5 million or 10%.  Fixed rate residential mortgage loans designated as held for sale amounted to $0.8 million at June 30, 2004 compared to $0.3 million at December 31, 2003.

The remainder of the loan portfolio is comprised of consumer loans, primarily consisting of secured and unsecured personal loans and overdraft protection lines on consumer checking accounts.

Asset Quality

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	June 30, 2004	Dec. 31, 2003	June 30, 2003

Non-accrual loans	$2,887	$2,983	$2,544
Accruing loans > 90 days past due	58	—	—
Total non-performing loans	2,945	2,983	2,544
Other real estate owned	—	—	—
Total non-performing assets	$2,945	$2,983	$2,544

Non-performing loans: Loans, net of fees	0.55%	0.61%	0.57%
Non-performing assets: Total assets	0.36%	0.40%	0.34%
Delinquent loans 30-89 days past due: Loans, net of fees	0.28%	0.51%	0.21%

Total non-performing loans decreased slightly from December 31, 2003 to June 30, 2004.  Due to this decline, and the 9% growth in the loan portfolio since December 31, 2003, the ratio of non-performing loans as a percentage of total loans decreased by 6 basis points over the period.

At June 30, 2004, non-performing loans showed an increase of $0.4 million, or 16%, over June 30, 2003.  However the loan portfolio has grown 19% over the same period.  These factors caused the ratio of non-performing loans to total loans to decrease by 2 basis points over the prior year.  30-89 day delinquent loans as a percentage of total loans decline by 23 basis points since December 31, 2003, to 0.28% at June 30, 2004, which was comparable with the 0.21% level of one year ago.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company’s market area, or deterioration in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

Management continues to closely monitor the credit quality of individual non-performing relationships as well as the loan portfolio in general, industry concentrations, the local real estate market and current economic conditions.  Management believes that the current level of non-performing assets and delinquent loans are reasonable given the growth in the loan portfolio and the substantial commercial composition of the portfolio, and are comparable with peer commercial banks.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

(Dollars in thousands)	Six months ended June 30,
	2004	2003

Balance at beginning of year	$9,986	$9,371

Total loans charged off	(754)	(101)
Total recoveries	132	178
Net loans (charged off) /recovered	(622)	77

Provision charged to operations	1,050	600
Balance at June 30	$10,414	$10,048

Annualized net loans (charged off)/recovered: Average loans outstanding	(0.24)%	0.02%
Allowance for loan losses: Loans, net of fees	1.96%	2.26%
Allowance for loan losses: Non-performing loans	353.61%	394.97%

Year to date charge-offs amounted to $0.7 million for the six months ended June 30, 2004.  These charge-offs were primarily composed of the partial charge-offs of two individual commercial loan relationships amounting to $0.5 million in the first quarter. Recoveries during the period were primarily recognized on previously charged-off commercial and industrial loans.  The provision for the six months ended June 30, 2004, amounted to $1.1 million compared to $0.6 million for the same period in 2003. Management increased the provision in the first quarter of 2004 after an assessment of the allowance, estimates of the credit risk inherent in the portfolio, including the level of net charge-offs, and the continued loan growth, particularly in the commercial real estate and construction portfolios.  Charge-offs during the second quarter of 2004 were $0.2 million, an improvement over the preceding two quarters, and nonperforming and delinquent ratios improved slightly at June 30, 2004 compared to March 31, 2004 and December 31, 2003.

Following September 11, 2001, the company began providing for loan loss reserves at a higher level due to management’s estimate of a prolonged and significant economic downturn, which was expected to result in deterioration of the loan portfolio’s credit quality.  Consequently, the company’s loan loss reserve to total loan ratio increased significantly and amounted to 2.26% at June 30, 2003 compared to 2.00% at June 30, 2001.

Ongoing assessments determined that neither the economic results nor the portfolio’s credit quality deteriorated to the extent previously envisioned by management.  Consequently, management revised its estimate on the portfolio’s credit risk and determined that a reserve level of 2.04% was reasonable and adequate at December 31, 2003 and March 31, 2004, respectively.

During the quarter ended June 30, 2004, charge-offs, non-performing loans and delinquencies improved over the prior quarter’s results and the economic recovery appeared to strengthen.  Accordingly, management deemed the allowance to loan loss ratio of 1.96% at June 30, 2004 to adequately support the credit risk inherent in the portfolio.

See “General Overview – Assessment of the Allowance for Loan Losses” above for further details on management’s assessment of the adequacy of the allowance for loan losses.

Deposits and Borrowed Funds

Total deposits, including escrow deposits of borrowers, increased $74.7 million, or 11%, during the first six months of 2004, to $735.5 million and 91% of total assets at June 30, 2004, from $660.8 million and 88% of total assets at December 31, 2003.  The increase consisted of growth of $58.9 million, or 18%, in demand deposits and lower cost checking and retail savings accounts, as well as growth of $15.8 million, or 5%, in higher costing commercial savings, money markets, and certificates of deposits during the period.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

($ in thousands)	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	percent	Amount	Percent	Amount	percent

Demand deposits	$155,108	21.1%	$127,081	19.2%	$131,184	19.3%
Interest bearing checking	167,979	22.8%	144,578	21.9%	174,824	25.8%

Retail savings	69,115	9.4%	61,675	9.3%	57,880	8.5%
Commercial savings	83,328	11.3%	66,978	10.1%	63,050	9.3%
Total savings	152,443	20.7%	128,653	19.4%	120,930	17.8%

Retail money markets	96,270	13.1%	88,465	13.4%	79,668	11.7%
Commercial money markets	28,616	3.9%	31,418	4.8%	23,152	3.4%
Total money markets	124,886	17.0%	119,883	18.2%	102,820	15.1%

Certificates of deposit	135,060	18.4%	140,629	21.3%	149,374	22.0%

Total deposits	$735,476	100.0%	$660,824	100.0%	$679,132	100.0%

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, decreased by $16.6 million, or 78%, from $21.4 million at December 31, 2003 to $4.8 million at June 30, 2004. The balance at June 30, 2004 consisted of $1.9 million in FHLB term advances, the majority of which mature in 3 months, and $2.9 million in short-term (30-60 day) repurchase agreements with customers.  The reduction in the balance of borrowed funds since December 31,2003 was due to net payoffs in overnight FHLB advances of $18.5 million during the period, offset by an increase in repurchase agreements of $1.9 million.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At June 30, 2004, the bank had the capacity to borrow additional funds from the FHLB of up to $120 million, and had the ability to issue up to $80.0 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion above under the heading “Deposits and Borrowed Funds” regarding outstanding FHLB advances.   The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.   There were no balances outstanding or securities pledged to Lehman Brothers at June 30, 2004.    Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of June 30, 2004, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of June 30, 2004 are presented in the tables below.

($ in thousands)	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company
Total Capital (to risk weighted assets)	$67,380	11.24%	$47,951	8.00%	$59,939	10.00%

Tier 1 Capital (to risk weighted assets)	59,756	9.97%	23.976	4.00%	35,963	6.00%

Tier 1 Capital (to average assets)	59,756	7.78%	30,740	4.00%	N/A*	N/A*

The Bank
Total Capital (to risk weighted assets)	$63,490	10.66%	$47,628	8.00%	$59,535	10.00%

Tier 1 Capital (to risk weighted assets)	56,011	9.41%	23,814	4.00%	35,721	6.00%

Tier 1 Capital (to average assets)	56,011	7.32%	30,595	4.00%	38,244	5.00%

* This requirement does not apply to the company.  For the bank to qualify as “well capitalized” under the framework of the Federal Deposit Insurance Corporation Improvement Act, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

Results of Operations

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

The company reported net income of $3.5 million for the six months ended June 30, 2004, versus $3.2 million for the six months ended June 30, 2003.  The company had basic earnings per common share of $0.96 and $0.90, and diluted earnings per common share of $0.91 and $0.87 for the six months ended June 30, 2004 and June 30, 2003, respectively. The primary factors contributing to the increase in net income in 2004 over the 2003 period was lower tax expense in 2004 due to the $1.1 million tax provision made in 2003 (as discussed in note 9, “Income Taxes”, above) increasing tax expenses in that period, which was partially offset by decreases in net gains realized on the sales of investment securities and residential mortgage loans of $0.9 million and $0.4 million, respectively, and an increase in the first quarter provision for loan losses of $0.5 million in the 2004 period.

Net Interest Income

The company’s net interest income was $15.1 million for the six months ended June 30, 2004, an increase of $0.7 million, or 5%, from $14.4 million for the six months ended June 30, 2003.  Total interest income for the 2004 period increased by $0.2 million in comparison to the 2003 period, while total interest expense declined by $0.5 million, as discussed below.

Net interest margin decreased to 4.47% for the six months ended June 30, 2004 from 4.57% for the same period ended June 30, 2003. The primary reason for the compression in net interest margin of 10 basis points was the lower market rates during the 2004 period, offset by loan growth.  The reduction in general market interest rates, which began in 2000, created margin compression by causing interest earning assets to continue to reprice downward at lower market rates while corresponding rate reductions in the cost of funds have been limited due to their already low levels and competitive market forces.  An increase in interest income due to loan growth compensated for lower rates on earning assets, and was bolstered by the reduction in interest expense due to runoff and slight rate declines on certificates of deposits, and growth in lower costing deposits.

Interest Income

Interest income increased by $0.2 million for the six months ended June 30, 2004 and was $18.8 million compared to $18.6 million for the same period ended June 30, 2003.  This increase resulted primarily from an increase in the average balance of interest earning assets of $51.1 million, or 8%, to $703.2 million for the six months ended June 30, 2004 compared to $652.1 million for the six months ended June 30, 2003, partially offset by the decrease in the average tax equivalent yield on interest earning assets of 37 basis points to 5.51% for the six months ended June 30, 2004 compared to 5.88% for the same period ended June 30, 2003.

For the six months ended June 30, 2004, the average loan balance increased by $72.1 million, or 17%, while the average rate earned on loans declined by 44 basis points to 6.05% for the six months ended June 30, 2004, from 6.49% for the same period ended June 30, 2003.  The average investment securities and short-term investments balance decreased by $21.0 million, or 10%, compared to the same period in the prior year, and the average tax equivalent yield on investment securities and short-term investments decreased by 53 basis points to 4.14% for the six months ended June 30, 2004 from 4.67% for the same period ended June 30, 2003. This drop in investment yield is primarily due the reinvestment of proceeds of securities sales and principal prepayments at lower market rates.

Interest Expense

Interest expense for the six months ended June 30, 2004 was $3.7 million compared to $4.2 million for the same period ended June 30, 2003.  The decline in interest expense resulted primarily from a decrease in the average interest rate paid on interest bearing liabilities of 29 basis points to 1.30% for the six months ended June 30, 2004 compared to 1.59% for the same period ended June 30, 2003, partially offset by an increase in the average balance of interest-bearing deposits and borrowings of $30.6 million, or 6%, to $564.4 million for the six months ended June 30, 2004 as compared to $533.8 million for the same period ended June 30, 2003.

The average interest rate on savings, personal interest checking and money market deposit accounts decreased by 7 basis points for the six months ended June 30, 2004 compared to the same period ended June 30, 2003, due to lower market rates, while the average balance of such deposit accounts increased by $42.3 million, or 12%, to $405.8 million for the six months ended June 30, 2004 as compared to $363.5 million for the same period ended June 30, 2003.

The average interest rate on time deposits decreased by 64 basis points for the six months ended June 30, 2004 compared to the same period ended June 30, 2003, due to reductions in general market rates.  The average balance on time deposits decreased by $16.7 million, or 11%, to $136.6 million for the six months ended June 30, 2004 as compared to $153.3 million for the same period ended June 30, 2003.

The average interest rate on borrowed funds, consisting of repurchase agreements and FHLB borrowings, decreased 2 basis points to 1.69% for the six months ended June 30, 2004, compared to 1.71% for the six months ended June 30 2003. The decrease in average rate paid on borrowed funds resulted primarily from decreases in market rates. The average balance of borrowed funds for the six months ended June 30, 2004 increased by $5.1 million, or 84%, to $11.2 million as compared to $6.1 million for the six months ended June 30, 2003. The increase was primarily attributable to an increase in customer repurchase agreements during the 2004 period.

The average balance of non-interest bearing deposits increased by $15.0 million, or 13%, for the six months ended June 30, 2004.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.06% for the six month period ended June 30, 2004, compared to 1.30% for the same period ended June 30, 2003, a decline of 24 basis points.

The table on the following page sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the six months ended June 30, 2004 and June 30, 2003, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

(Dollars in thousands)	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)

Assets:
Loans (1)	$504,671	$15,185	6.05%	$432,597	$13,921	6.49%

Investment securities and short-term investments (2)	198,482	3,566	4.14%	219,521	4,646	4.67%
Total interest earnings assets	703,153	18,751	5.51%	652,118	18,567	5.88%
Other assets (3)	53,980			54,865

Total assets	$757,133			$706,983

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$405,848	1,665	0.83%	$363,482	1,614	0.90%
Time deposits	136,575	1,311	1.93%	153,338	1,957	2.57%
Borrowed funds	11,191	94	1.69%	6,116	52	1.71%
Subordinated debentures	10,825	589	10.88%	10,825	589	10.88%

Total interest bearing deposits and borrowings	564,439	3,659	1.30%	533,761	4,212	1.59%

Net interest rate spread (2)			4.21%			4.29%

Non-interest bearing deposits	132,261	—		117,318	—
Total deposits and borrowings	696,700	3,659	1.06%	651,079	4,212	1.30%

Other liabilities	3,949			5,663
Total liabilities	700,649			656,742

Stockholders’ equity	56,484			50,241

Total liabilities and stockholders’ equity	$757,133			$706,983

Net interest Income		$15,092			$14,355
Net interest margin (2)			4.47%			4.57%

(Dollars in thousands)	Changes due to
	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$1,264	$2,326	$(947)	$(115)
Investment securities and short-term investments (2)	(1,080)	(491)	(582)	(7)
Total interest earnings assets	184	1,835	(1,529)	(122)
Other assets (3)

Total assets

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	51	190	(127)	(12)
Time deposits	(646)	(214)	(488)	56
Borrowed funds	42	43	(1)	—
Subordinated debentures	—	—	—	—

Total interest bearing deposits and borrowings	(553)	19	(616)	44

Net interest rate spread (2)

Non-interest bearing deposits
Total deposits and borrowings

Other liabilities
Total liabilities

Stockholders’ equity

Total liabilities and stockholders’ equity

Net interest Income	$737	$1,816	$(913)	$(166)
Net interest margin (2)

(1)          Average loans include non-accrual loans and are net of deferred loan fees

(2)          Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $540 and $476 for the periods ended June 30, 2004 and June 30, 2003, respectively.

(3)          Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $1.1 million for the six month period ended June 30, 2004 and $0.6 million for the same period ended June 30, 2003. The increase was primarily due to additional provisions taken in the first quarter of 2004.

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

Non-Interest Income

Net gains on sales of investment securities amounted to $0.6 million and $1.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively.  The higher gains realized during the six months ended June 30, 2003, as compared to the same period ended June 30, 2004, were due to more attractive market opportunities and asset-liability repositioning during the 2003 period.

Gains on sales of loans amounted to $0.2 million and $0.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The decrease in gains on loan sales in 2004 compared to the same period in 2003 resulted from the lower volume of fixed rate mortgage loans originated for sale due to the decline in mortgage refinancing activity during the 2004 period, which resulted from a slight increase in residential mortgage market rates during the current period and the significant portion of the consumer market that has already refinanced during the historically low interest rate environment.

Investment management and trust service fees increased by $0.2 million, or 20%, for the six months ended June 30, 2004 compared to the same period in 2003.  Trust and brokerage asset balances have increased since June 2003 due to sales and promotional efforts resulting in asset growth as well as increasing market values.

Non-Interest Expenses

Salaries and benefits expense totaled $7.2 million for the six months ended June 30, 2004, compared to $6.7 million for the six months ended June 30, 2003, an increase of $0.5 million or 7%.  This increase was primarily due to increases in salaries and payroll taxes attributed to additional staff hired to support the company’s growth and strategic initiatives, and increases in health/life insurance premiums, due to higher insurance premium rates.

Advertising and public relations expenditures amounted to $0.4 million for the six months ended June 30, 2004, compared to $0.3 million for the six months ended June 30, 2003.  The $0.1 million increase over the prior period is attributed to increased advertising and contribution expenditures to support the company’s growth and expansion into new markets.

Income Tax Expense

Income tax expense and the effective tax rate for the six months ended June 30, 2004 and June 30, 2003 were $2.0 million and 36.4% and $3.7 million and 53.7%, respectively.  The 2003 period reflects the $1.1 million provision for income taxes for 1999 through 2002, related to the retroactive enactment of Massachusetts tax legislation in March 2003.  Excluding this charge, the effective tax rate for the 2003 period would have been 37.9%. The higher adjusted tax rate in the prior period is due to the diminished effect of tax exempt interest from municipal securities due to the increase in pre-tax income in that period arising from gains associated with securities and loan sales.  For further details on the prior year tax expense, see note 9, “Income Taxes”, to the company’s unaudited consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

Results of Operations

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

The company reported net income of $1.7 million for the three months ended June 30, 2004, versus $2.7 million for the three months ended June 30, 2003.  The company had basic earnings per common share of $0.48 and $0.76, and diluted earnings per common share of $0.46 and $0.73 for the three months ended June 30, 2004 and June 30, 2003, respectively. The primary factors contributing to the decline in net income in 2004 versus the 2003 period was the reversal in 2003 of $0.8 million of the tax provision (as discussed in note 9, “Income Taxes”, above) reducing tax expenses in that period, as well as a decline in net gains realized on the sales of investment securities and residential mortgage loans in the 2004 period.

Net Interest Income

The company’s net interest income was $7.6 million for the three months ended June 30, 2004, an increase of $0.5 million, or 7%, from $7.1 million for the three months ended June 30, 2003.  Total interest income for the 2004 period increased by $0.3 million, or 3%, in comparison to the 2003 period, while total interest expense declined by $0.2 million, or 10%, compared to the three months ended June 30, 2003, as discussed below.

Net interest margin decreased to 4.37% for the three months ended June 30, 2004 from 4.47% for the same period ended June 30, 2003. The primary reason for the 10 basis point compression in net interest margin was the lower market rates during the 2004 period, offset by loan growth.  The reduction in general market interest rates, which began in 2000, created margin compression by causing interest earning assets to continue to reprice downward at lower market rates while corresponding rate reductions in the cost of funds have been limited due to their already low levels and competitive market forces.  An increase in interest income due to loan growth compensated for lower rates on earning assets, and was bolstered by the reduction in interest expense due to runoff and slight rate declines on certificates of deposits, and growth in lower costing deposits.

Interest Income

Interest income increased by $0.3 million for the three months ended June 30, 2004 and was $9.5 million compared to $9.2 million for the same period ended June 30, 2003.  This increase resulted primarily from an increase in the average balance of interest earning assets of $63.6 million, or 10%, to $723.1 million for the three months ended June 30, 2004 compared to $659.5 million for the three months ended June 30, 2003.  The increase in interest income due to asset growth was partially offset by the decline in the average tax equivalent yield on interest earning assets of 32 basis points to 5.39% for the three months ended June 30, 2004 compared to 5.71% for the same period ended June 30, 2003.

For the three months ended June 30, 2004, the average loan balance increased by $74.9 million, or 17%, while the average rate earned on loans declined by 47 basis points to 5.95% for the three months ended June 30, 2004, from 6.42% for the same period ended June 30, 2003.  The average investment securities and short-term investments balance declined by $11.3 million, or 5%, compared to the same period in the prior year.  The average tax equivalent yield on investment securities and short-term investments decreased by 26 basis points to 4.03% for the three months ended June 30, 2004 from 4.29% for the same period ended June 30, 2003. The drop in yields was primarily due to investment of funds into loans and securities at lower market rates.

Interest Expense

Interest expense for the three months ended June 30, 2004 was $1.8 million compared to $2.0 million for the same period ended June 30, 2003.  The decline in interest expense resulted primarily from a decrease in the average interest rate paid on interest bearing liabilities of 24 basis points to 1.28% for the three months ended June 30, 2004 compared to 1.52% for the same period ended June 30, 2003.  The decrease in the average rate paid on interest bearing liabilities was primarily due to a decline in rates on certificates of deposits due to the maturity and repricing of term certificates at lower current market rates.  The reduction in interest expense due to declining market rates, was partially offset by a net increase in the average balance of interest-bearing deposits and borrowings of $40.2 million, or 8%, to $577.1 million for the three months ended June 30, 2004 as compared to $536.8 million for the same period ended June 30, 2003.

The average interest rate on savings, personal interest checking and money market deposit accounts decreased by 3 basis points for the three months ended June 30, 2004 compared to the same period ended June 30, 2003, due to lower market rates, while the average balance of such deposit accounts increased by $57.7 million, or 16%, to $425.1 million for the three months ended June 30, 2004 as compared to $367.4 million for the same period ended June 30, 2003.

The average interest rate on time deposits decreased by 56 basis points for the three months ended June 30, 2004 compared to the same period ended June 30, 2003, due to reductions in general market rates.  The average balance on time deposits decreased by $17.1 million, or 11%, to $135.4 million for the three months ended June 30, 2004 as compared to $152.5 million for the same period ended June 30, 2003.

The average interest rate on borrowed funds, consisting of repurchase agreements and FHLB borrowings, increased 18 basis points to 1.90% for the three months ended June 30, 2004, compared to 1.72% for the three months ended June 30, 2003. The increase in average rate paid on borrowed funds resulted primarily from the shift in average balances to the higher costing customer repurchase agreements during the 2004 period.  The average balance of borrowed funds for the three months ended June 30, 2004 decreased by $0.4 million, or 7%, to $5.7 million as compared to $6.1 million for the three months ended June 30, 2003. The decrease was attributable to a reduction in short-term and overnight FHLB advances, partially offset by an increase in the average balance of outstanding customer repurchase agreements during the 2004 period as compared to the 2003 period.

The average balance of non-interest bearing deposits increased by $18.3 million, or 15%, for the three months ended June 30, 2004.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.03% for the three month period ended June 30, 2004, compared to 1.24% for the same period ended June 30, 2003, a decline of 21 basis points.

The table on the following page sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended June 30, 2004 and June 30, 2003, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

(Dollars in thousands)	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)

Assets:
Loans (3)	$514,400	$7,626	5.95%	$439,522	$7,031	6.42%

Investment securities and short-term investments (4)	208,654	1,828	4.03%	220,010	2,121	4.29%
Total interest earnings assets	723,054	9,454	5.39%	659,532	9,152	5.71%
Other assets (5)	53,541			53,988

Total assets	$776,595			$713,520

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$425,144	883	0.83%	$367,386	786	0.86%
Time deposits	135,400	637	1.89%	152,537	933	2.45%
Borrowed funds	5,691	27	1.90%	6,068	26	1.72%
Subordinated debentures	10,825	295	10.86%	10,825	295	10.86%

Total interest bearing deposits and borrowings	577,060	1,842	1.28%	536,816	2,040	1.52%

Net interest rate spread (4)			4.11%			4.19%

Non-interest bearing deposits	139,036	—		120,737	—
Total deposits and borrowings	716,096	1,842	1.03%	657,553	2,040	1.24%

Other liabilities	4,207			5,849
Total liabilities	720,303			663,402

Stockholders’ equity	56,292			50,118

Total liabilities and stockholders’ equity	$776,595			$713,520

Net interest Income		$7,612			$7,112
Net interest margin (4)			4.37%			4.47%

(Dollars in thousands)	Changes due to
	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (3)	$595	$1,198	$(515)	$(88)
Investment securities and short-term investments (4)	(293)	(122)	(143)	(28)
Total interest earnings assets	302	1,076	(658)	(116)
Other assets (5)

Total assets

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	97	124	(27)	—
Time deposits	(296)	(105)	(213)	22
Borrowed funds	1	(2)	3	—
Subordinated debentures	—	—	—	—

Total interest bearing deposits and borrowings	(198)	17	(237)	22

Net interest rate spread (4)

Non-interest bearing deposits
Total deposits and borrowings

Other liabilities
Total liabilities

Stockholders’ equity

Total liabilities and stockholders’ equity

Net interest Income	$500	$1,059	$(421)	$(138)
Net interest margin (4)

(3)          Average loans include non-accrual loans and are net of deferred loan fees

(4)          Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $273 and $241 for the periods ended June 30, 2004 and June 30, 2003, respectively.

(5)    Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.3 million for the three month periods ended June 30, 2004 and June 30, 2003.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of net charge-offs during the period. There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as described in “Critical Accounting Estimates – Allowance for Loan and Lease Losses” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the company’s 2003 Annual Report on Form 10-K.  The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “General Overview – Assessment of the Allowance for Loan Losses” and “Financial Condition – Asset Quality” above.

Non-Interest Income

Net gains on sales of investment securities amounted to $9 thousand and $239 thousand for the three months ended June 30, 2004 and June 30, 2003, respectively.  The higher gains realized during the three months ended June 30, 2003, as compared to the same period ended June 30, 2004, were due to more attractive market opportunities and asset-liability repositioning during the 2003 period.

Gains on sales of loans amounted to $114 thousand and $275 thousand for the three months ended June 30, 2004 and June 30, 2003, respectively.   The decrease in gains on loan sales in 2004 compared to the same period in 2003 resulted from the lower volume of fixed rate mortgage loans originated for sale due to the decline in mortgage refinancing activity during the 2004 period, which resulted from a slight increase in residential mortgage market rates during the current period and the significant portion of the consumer market that has already refinanced during the historically low interest rate environment.

Investment management and trust service fees increased by $105 thousand, or 21%, for the three months ended June 30, 2004 compared to the same period in 2003. Investment management and trust asset balances have increased since June 2003 due to strong sales and promotional efforts resulting in asset growth as well as increasing market values.

Non-Interest Expenses

Salaries and benefits expense totaled $3.5 million for the three months ended June 30, 2004, compared to $3.3 million for the three months ended June 30, 2003, an increase of $0.2 million or 6%.  This increase was primarily due to increases in salaries and payroll taxes attributed to additional staff hired to support the company’s growth and strategic initiatives, and increases in the health/life insurance premiums, due to higher insurance premium rates.

Advertising and public relations expenditures amounted to $0.3 million for the three months ended June 30, 2004, compared to $0.1 million for the three months ended June 30, 2003.  The $0.2 million increase over the prior period is attributed to increased advertising and contribution expenditures to support growth and expansion into new markets.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended June 30, 2004 and June 30, 2003 were $1.0 million and 36.0% and $0.3 million and 8.8%, respectively.  The 2003 period reflects the reversal of $0.8 million of the provision for income taxes related to the settlement with the Massachusetts Department of Revenue of disputed tax assessments.  Excluding this adjustment, the effective tax rate for the 2003 period would have been 36.7%. The higher adjusted tax rate in the prior period is due to the diminished benefit of tax exempt interest from municipal securities due to the increase in income before taxes in that period.  For further details on the prior year tax expense, see note 9, “Income Taxes”, to the company’s unaudited consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (the “committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of certain members of the Board of Directors and is supported by members of senior management.  The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control the company’s interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for net interest margin sensitivity, capital ratios, liquidity, FHLB borrowing capacity and the loan to deposit ratio. The asset-liability strategies are reviewed regularly by management and presented to and discussed with the committee on at least a quarterly basis. The company’s asset-liability strategies and guidelines may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income.  The balancing of changes in interest income from interest earning assets and interest expense from interest bearing liabilities is accomplished through the asset-liability management program.  On a quarterly basis, the committee reviews a simulation of the company’s net interest margin under various rate scenarios.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

Management believes there have been no material changes in the interest rate risk reported in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, contained in the company’s 2003 Annual Report on Form 10-K.

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

Changes in Controls and Procedures

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended June 30, 2004) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

Not Applicable

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the company was held on May 4, 2004. Votes were cast as follows:

1.  To elect six Directors of the company, each for a three-year term:

Nominee	For	Against	Abstain
Walter L. Armstrong	2,997,997	—	16,945
Nancy L. Donahue	2,976,434	—	38,508
George L. Duncan	3,000,183	—	14,759
Johan P. Harrington	2,997,997	—	16,945
Charles P. Sarantos	2,996,904	—	18,038
Michael A. Spinelli	2,997,783	—	17,159

2.         To ratify the Audit Committee’s appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
2,987,998	14,832	12,112

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

Exhibit No. and Description

10.33	Lease agreement dated July 29, 2004, between the bank and E-Point, LLC related to premises located at 130 Main Street, Salem, New Hampshire

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

(b) Reports on Form 8-K

Current Report on Form 8-K filed on April 27, 2004 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three months ended March 31, 2004 and 2003 and balance sheets at March 31, 2004, December 31, 2003 and March 31, 2003.

Current Report on Form 8-K filed on July 27, 2004 providing disclosure under Item 9 (Regulation FD Disclosure) and Item 12 (Results of Operations and Financial Condition), including the company’s statements of income for the three and six months ended June 30, 2004 and 2003 and balance sheets at June 30, 2004, December 31, 2003 and June 30, 2003.

SIGNATURES

In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: July 30, 2004	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)