Form 10-Q
period 2004-09-30
ENTERPRISE BANCORP INC /MA/
filed 2004-11-10
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes        ☐                  No         ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 5, 2004, Common Stock - Par Value $0.01: 3,679,827 shares outstanding

ENTERPRISE BANCORP, INC.

INDEX

Cover Page

Index

PART I FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Consolidated Statements of Income - Three and nine months ended September 30, 2004 and 2003

Consolidated Statement of Changes in Stockholders’ Equity - Nine months ended September 30, 2004

Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8-K

Signature page

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(unaudited)

(Dollars in thousands)	September 30, 2004	December 31, 2003

Assets
Cash and cash equivalents
Cash and due from banks	$27,902	$31,102
Short-term investments	39,170	14,000
Total cash and cash equivalents	67,072	45,102

Investment securities - available for sale, at fair value	187,955	196,308
Loans, less allowance for loan losses of $10,744 at September 30, 2004 and $9,986 at December 31, 2003	541,211	478,853
Premises and equipment	11,645	12,429
Accrued interest receivable	3,669	3,178
Deferred income taxes, net	3,668	3,532
Prepaid expenses and other assets	4,007	5,320
Income taxes receivable	369	293
Core deposit intangible, net of amortization	774	874
Goodwill	5,656	5,656

Total assets	$826,026	$751,545

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$740,423	$660,824
Borrowed funds	9,537	21,424
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,968	3,006
Accrued interest payable	437	716

Total liabilities	766,190	696,795

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,677,727 and 3,602,023 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	37	36
Additional paid-in capital	22,329	21,006
Retained earnings	35,404	31,469
Accumulated other comprehensive income	2,066	2,239

Total stockholders’ equity	59,836	54,750

Total liabilities and stockholders’ equity	$826,026	$751,545

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and nine months ended September 30, 2004 and 2003

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Interest and dividend income:
Loans	$8,391	$7,065	$23,576	$20,987
Investment securities	1,830	1,428	5,311	5,986
Short-term investments	147	155	232	242
Total interest and dividend income	10,368	8,648	29,119	27,215

Interest expense:
Deposits	1,681	1,597	4,657	5,168
Borrowed funds	24	27	118	79
Junior subordinated debentures	294	294	883	883
Total interest expense	1,999	1,918	5,658	6,130

Net interest income	8,369	6,730	23,461	21,085

Provision for loan losses	300	233	1,350	833
Net interest income after provision for loan losses	8,069	6,497	22,111	20,252

Non-interest income:
Investment management and trust fees	528	484	1,649	1,419
Deposit service fees	507	559	1,584	1,622
Net gains(loss) on sales of investment securities	(2)	314	638	1,869
Gains on sales of loans	76	277	275	876
Other income	397	346	1,128	1,026
Total non-interest income	1,506	1,980	5,274	6,812

Non-interest expense:
Salaries and employee benefits	3,684	3,413	10,845	10,145
Occupancy expenses	1,310	1,274	3,841	3,815
Audit, legal and other professional fees	342	181	895	690
Advertising and public relations	177	49	603	365
Supplies and postage	203	162	656	530
Trust professional and custodial expenses	151	112	438	438
Other operating expenses	506	452	1,468	1,325
Total non-interest expense	6,373	5,643	18,746	17,308

Income before income taxes	3,202	2,834	8,639	9,756
Income tax expense	1,158	971	3,136	4,691

Net income	$2,044	$1,863	$5,503	$5,065

Basic earnings per share	$0.56	$0.52	$1.51	$1.42

Diluted earnings per share	$0.53	$0.50	$1.45	$1.37

Basic weighted average common shares outstanding	3,676,922	3,591,374	3,636,209	3,556,541

Diluted weighted average common shares outstanding	3,824,270	3,746,889	3,797,848	3,695,686

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2004

(unaudited)

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity
(Dollars in thousands, except share data)
Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750
Comprehensive income
Net income				5,503	$5,503		5,503
Other comprehensive loss, net of reclassification					(173)	(173)	(173)
Total comprehensive income					$5,330
Common stock dividend paid ($0.43 per share)				(1,568)			(1,568)
Common stock issued (1)	30,834		968				968
Stock options exercised	44,870	1	355				356

Balance at September 30, 2004	3,677,727	$37	$22,329	$35,404		$2,066	$59,836

Disclosure of other comprehensive income:
Net unrealized holding gains on securities during the period					$345
Income tax expense					(141)

Net unrealized holding gains, net of tax					204
Less: Reclassification adjustment for gains included in net income:
Net realized gains on sales of securities during the period					638
Income tax expense					(261)
Reclassification adjustment, net of tax					377
Other comprehensive loss, net of reclassification					$(173)

(1) Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and board committee meetings.

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2004 and 2003

(unaudited)

(Dollars in thousands)	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income	$5,503	$5,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	833
Depreciation and amortization	2,323	3,457
Amortization of intangible assets	100	100
Net gains on sales of investment securities	(638)	(1,869)
Gains on sales of loans	(275)	(876)
(Increase) decrease in:
Loans held for sale, net of gain	(1,323)	3,265
Accrued interest receivable	(491)	464
Income taxes receivable	(76)	(301)
Prepaid expenses and other assets	1,313	(2,942)
Deferred income taxes	(123)	(689)
Increase (decrease) in:
Accrued expenses and other liabilities	1,962	5,584
Accrued interest payable	(279)	(421)
Net cash provided by operating activities	9,346	11,670

Cash flows from investing activities:
Proceeds from sales of investment securities	16,004	64,439
Proceeds from maturities, calls and pay-downs of investment securities	25,151	69,928
Purchase of investment securities	(32,881)	(68,923)
Net increase in loans	(62,110)	(53,594)
Additions to premises and equipment, net	(1,008)	(1,613)
Net cash provided by (used in) investing activities	(54,844)	10,237

Cash flows from financing activities:
Net increase in deposits	79,599	40,362
Net decrease in borrowed funds	(11,887)	(10,827)
Cash dividends paid	(1,568)	(1,350)
Proceeds from issuance of common stock	968	941
Proceeds from exercise of stock options	356	179
Net cash provided by financing activities	67,468	29,305

Net increase in cash and cash equivalents	21,970	51,212
Cash and cash equivalents at beginning of period	45,102	45,778

Cash and cash equivalents at end of period	$67,072	$96,990

Supplemental financial data:
Cash Paid For:
Interest	$5,937	$6,551
Income taxes	3,325	5,692

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003

Net income as reported	$2,044	$1,863	$5,503	$5,065
SFAS 123 compensation cost, net of tax	(32)	(22)	(98)	(66)
Pro forma net income	$2,012	$1,841	$5,405	$4,999

Basic earnings per share as reported	0.56	0.52	1.51	1.42
Pro forma basic earnings per share	0.55	0.51	1.49	1.41

Diluted earnings per share as reported	0.53	0.50	1.45	1.37
Pro forma diluted earnings per share	0.53	0.49	1.43	1.36

There were 104,940 options granted in 2004.  There were no options granted in 2003. For options granted in 2004, the per share weighted average fair value of the stock options was determined to be $3.01, or 11% of the average market value of the company’s common stock at the dates of the grants.  The value was determined by using a binomial distribution model.  The average assumptions used in the model for the 2004 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.59%, 15.00%, 1.58% and 6, respectively.

(4)           Accounting Rule Changes

In May 2004, due to accounting changes by the Financial Accounting Standards Board (“FASB”) related to trust preferred securities, the Board of Governors of the Federal Reserve System published proposed changes to capital rules for bank holding companies in an Advanced Notice of Proposed Rulemaking (ANPR), dated May 6, 2004.    The ANPR would continue to allow the inclusion of trust preferred securities as a component of Tier 1 capital within prescribed limits, while imposing tighter requirements on the calculation of Tier 1 capital.  Until a final rule is issued the Federal Reserve has instructed bank holding companies to continue to include trust preferred securities in their Tier 1 capital, subject to applicable limits, for regulatory capital purposes.  Under the proposed new calculation method, the company’s Tier 1 regulatory capital ratios as of September 30, 2004, would continue to exceed the minimum required regulatory levels to be considered “Well Capitalized.” For details regarding accounting rule changes related to trust preferred securities and the company’s deconsolidation of it’s subsidiary, Enterprise (MA) Capital Trust 1, as required by FASB Interpretation No. 46R issued in December 2003, refer to the company’s 2003 Annual Report on Form 10-K.

In March 2004, the FASB issued a draft of a proposed new Statement of Financial Accounting Standards, “Share-Based Payment,” for public comment.  The proposed new FASB standard, an amendment of FASB Nos. 123 and 95, would eliminate the ability of companies to account for stock-based compensation transactions using the intrinsic value method and generally would require instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period, equal to the fair value at the grant date for stock options issued in exchange for employee services.  This proposed statement, if issued as supplemented by recent FASB deliberations, would be applied to public companies prospectively for any interim or annual period beginning after June 15, 2005. The proposed statement allows for two transition alternatives, the modified prospective application method or the modified retrospective application method.  A final statement is expected to be issued in the fourth quarter of 2004.  The company currently uses the intrinsic value method to measure compensation cost and is evaluating the impact the proposed new standard would have on future results of operations.  See note 3, “Stock Options”, above for pro forma information regarding compensation expense using the fair value method under SFAS No. 123.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement 115.  The task force concluded that an investment is impaired if the fair value of the investment is less than cost. If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. EITF No. 03-1 other-than-temporary impairment evaluations are effective for reporting periods beginning after June 15, 2004.

In September 2004, the FASB issued two proposed Staff Positions (FSP) due to industry responses to EITF No. 03-1.  The first, FSP EITF 03-1-a, provides guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases.  The second, FSP EITF 03-1-b delays the effective date of EITF No. 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases until the final issuance of FSP EITF 03-1-a, which is expected in December 2004.

(5)           Critical Accounting Estimates

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

The following table presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the quarter and year to date periods ended September 30th and the effect of those shares on earnings:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic weighted average Common shares outstanding	3,676,922	3,591,374	3,636,209	3,556,541
Dilutive shares	147,348	155,515	161,639	139,145
Diluted weighted average Common shares outstanding	3,824,270	3,746,889	3,797,848	3,695,686

Basic earnings per share	$0.56	$0.52	$1.51	$1.42
Effect of dilutive shares	(0.03)	(0.02)	(0.06)	(0.05)
Diluted earnings per share	$0.53	$0.50	$1.45	$1.37

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

(8)           Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  At September 30, 2004 and 2003 the fair value of these commitments were not material.

The company generally originates fixed rate residential mortgage loans with the anticipation to sell such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At September 30, 2004 the estimated fair value of the company’s derivative instruments were considered to be immaterial.

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

Under the terms of a settlement agreement between the Massachusetts Department of Revenue and the bank, the net income tax charge recorded in 2003, related to the retroactive change in tax legislation, was approximately $1.1 million.

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Statements contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, market expansion and opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vii) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (viii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (ix) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

General Overview

Results of Operations

The company’s net income amounted to $5.5 million and $5.1 million for the nine months ended September 30, 2004 and 2003, respectively. The increase was primarily due to net interest income growth and lower tax expense, which were partially offset by decreased net gains on sales of investment securities and residential mortgage loans, increased non-interest expense and an increase in the provision for loan losses.  See note 9, “Income Taxes,” above for further explanation on the higher income tax expense in the 2003 period.

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

The downward trend in net interest margin appears to have stabilized as interest earning assets and interest bearing liabilities are repricing with less magnitude than had been realized over the past few years. The company’s net interest margin grew 8 basis points, to 4.47%, for the nine months ended September 30, 2004 compared to the same period in 2003.  The year to date results benefited from the recovery of $0.5 million of interest income on commercial loans previously classified as non-accrual.  Excluding these recoveries, net interest margin was 4.38% compared to 4.39% in the prior year.

As a result of the stabilized margin and through continued strong commercial loan and deposit growth, the company’s net interest income increased 11%, or $2.4 million, for the nine months ended September 30, 2004 compared to the same period in 2003.

The company provided $1.4 million for loan losses for the nine months ended September 30, 2004, compared to $0.8 million for the same period in 2003. The increase over the prior period was mainly due to additional provision made in the first quarter of 2004.  Through ongoing assessments of the allowance and estimates of the credit risk inherent in the portfolio at the time, including the level of net charge-offs, particularly during the first quarter of 2004, management determined it was prudent to make additional provisions as compared to the same period in 2003. The assessment of credit risk is also a significant component of the company’s risk management process and is discussed in more detail under the heading “Assessment of the Allowance for Loan Losses” below.

Non-interest income declined by $1.5 million, or 23%, for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003.  The decrease was primarily due to declines in the net gains realized on sales of investment securities and on fixed rate residential loan sales, of $1.2 million and $0.6 million, respectively.

From time to time management may choose to sell investment securities in order to take advantage of certain investment opportunities and to effectively manage its exposure to interest rate risk through asset/liability repositioning.  The higher net gains realized during the nine months ended September 30, 2003, as compared to the same period ended September 30, 2004, were due to attractive market opportunities and to the company’s asset-liability repositioning efforts during the 2003 period.

The company generally sells long-term fixed rate residential mortgage loan production to minimize interest rate risk and puts variable rate loans into the company’s portfolio in conjunction with the overall asset-liability management program of the company.  The decrease in net gains on loan sales were due to lower volume of fixed rate mortgage loan originations in 2004 compared to the unusually high volume of refinancing activity in 2003, which was driven by the low market rates during that period. This refinancing activity reached a peak in the summer of 2003 and has subsequently declined due to a slight increase in residential mortgage market rates and the significant portion of the consumer market that had already refinanced during the historically low interest rate environment.

Non-interest expenses increased by $1.4 million, or 8%, for the nine months ended September 30, 2004, compared to the same period ended September 30, 2003. The increase was primarily attributed to increases in salaries and employee benefits of $0.7 million related to additional staff hired in late 2003 and in 2004 to support the company’s strategic growth initiatives, annual employee raises and increases in health/life insurance premiums due to general increases in premium rates.  Advertising and public relations expenditures grew $0.2 million to support the company’s growth and expansion into new markets. Audit, legal and professional fees increased $0.2 million primarily due to increases in expenditures related to marketing consulting, professional staffing and recruitment, and outsourced technology consulting due to the company’s growth.

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

Total assets increased $74.5 million, or 10%, since December 31, 2003, and amounted to $826.0 million at September 30, 2004.  The increase was primarily due to inflows from deposits reinvested into loans and short-term investments.

Loans, net of fees, increased by $63.1 million, or 13%, over December 31, 2003. The growth was primarily in the construction and commercial real estate loan portfolios.  The growth of these portfolios reflects the company’s continued

commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profits, professionals and individuals.

Short-term investments increased by $25.2 million since December 31, 2003.  This growth was partially offset by a decline in the investment securities portfolio of $8.4 million, or 4%, due to securities sales and principal prepayments in the mortgage backed securities portfolio.

Deposits grew by $79.6 million, or 12%, over December 31, 2003.  Growth was principally seen in checking, savings and money market accounts, as the company continued its focus on developing commercial deposit products for businesses, non-profits and professionals.

Borrowed funds declined by $11.9 million since December 31, 2003, due to the paydown of overnight FHLB advances taken at the end of 2003, offset by an increase in customer repurchase agreements.

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

The allowance for loan losses amounted to $10.7 million, or 1.95% of total loans, at September 30, 2004 compared to $10.0 million, or 2.04% of total loans, at December 31, 2003.  The provision for loan losses was $1.4 million for the nine months ended September 30, 2004, compared to $0.8 million for the same period ended September 30, 2003.  Net charge-offs amounted to $0.6 million in 2004, primarily related to the $0.5 million in partial charge-offs of two commercial loan relationships in the first quarter.  The ratio of non-performing loans as a percentage of total loans declined to 0.35% at September 30, 2004 from 0.61% at December 31, 2003.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of delinquencies, non-performing loans, net charge-offs, loan growth and portfolio composition, economic trends and comparison to industry peers.  Based on this assessment of the overall risk profile of the loan portfolio, management determined that the reserve was adequate at September 30, 2004.

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

Notwithstanding the substantial competition the company faces to attract deposits and to generate loans within its market area, management believes that it has differentiated the company from competitors by providing customers, composed principally of growing and privately held businesses, professionals, and consumers, with prompt and personal service based on management’s familiarity and understanding of such customers’ banking needs.  The company’s past and continuing emphasis is to provide its customers with highly responsive personal and professional service, to target product lines to customer needs, and to seek out and hire top professionals who understand the community and local banking environment.

The company’s market position has been enhanced by the ongoing consolidation within the banking industry, particularly in Massachusetts. Additionally, management actively seeks to expand market share in new and existing markets and grow assets by pursuing strategic opportunities in neighboring communities.

The company opened its twelfth branch, in Andover, Massachusetts, on March 15, 2004.  The Andover facility is about one half the size of our typical branch facility.  The company opened there to quickly create a presence in the Andover market, in order to take full advantage of opportunities presented by recent bank-acquisition activity. Due to the strong growth experienced, and the potential in the Andover area, the company plans to relocate into a larger, more permanent office in downtown Andover, within the next 9-12 months.  The company has received the required regulatory approvals to open a full-service branch in Salem, New Hampshire, which will mark Enterprise’s first entry into the Southern New Hampshire market. Management anticipates a late 2004 opening for the Salem branch.  The company has also obtained the required regulatory approvals to open an additional branch office in Tewksbury, Massachusetts, and anticipates that this new facility will open for business in early/mid-2005. The company expects that operating expenses, primarily salaries, marketing, and occupancy, will increase before the company achieves the long-term benefits it anticipates from this strategic growth.

The effective management of interest rate and credit risk, and establishing profitable growth in a very competitive landscape, are key challenges for the company.

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

As noted above, credit risk, and in particular credit risk associated with the growing construction and commercial loan portfolios, remains a significant risk to the company’s financial results, inasmuch as a significant decrease in credit quality would result in increased loan loss provisions, which are a direct charge to earnings.

Management will seek to mitigate credit risk and margin compression through growth of high quality, high yielding assets and low cost checking and savings deposits.  In addition, management will pursue growth of non-interest income in the form of loan and deposit fees, investment management and trust income, and effective management of non-interest expenses, recognizing that strategic expenditures will continue to be made to support the company’s growth and branch expansion goals.  Gains realized on sales of investment securities are dependent on overall market conditions and the company’s management of its asset-liability position.  Gains realized on the sale of  loans are dependent on the volume of fixed rate residential loans originated, which in turn is reliant on market interest rates.  There can be no assurances that market conditions will continue to support the level of gains realized on the sales of loans or securities to the extent realized through September 30, 2004, and prior periods.

Financial Condition

Short-term investments

The balance in short-term investments of $39.2 million at September 30, 2004 consisted of overnight and term investments having an average maturity of less than three months. The increase in the balance of short-term investments at September 30, 2004, was primarily due to cash inflows from deposits during the period.

Investments

At September 30, 2004, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At September 30, 2004, the investment portfolio’s fair market value of $188.0 million represented 23% of total assets, compared to 26% of total assets, or $196.3 million, at December 31, 2003.  During the nine months ended September 30, 2004 the company sold $16.0 million of securities, recognizing  $0.6 million in net gains.   Principal paydowns, calls and maturities totaled $25.2 million during the period, and were primarily comprised of $21.1 million in prepayments on the mortgage backed securities portfolio.  The proceeds from these sales and paydowns were partially utilized to purchase $32.9 million of securities, with the remainder used to pay off maturing short-term FHLB borrowings and fund loan growth.

The net unrealized gains on the portfolio at September 30, 2004 were $3.3 million compared to net unrealized gains of $3.5 million at December 31, 2003. The decrease was primarily due to higher market rates at September 30, 2004 compared to December 31, 2003, leading to lower market values on fixed income securities.

The net unrealized gains/losses of the company’s bond portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of the company’s bond portfolio, as rates rise the value of the portfolio declines and as rates fall the value of the portfolio rises.  The unrealized gains will only be realized if the securities are sold. If an unrealized loss is deemed to be other than temporary, the company would mark the investment down to its carrying value through a charge to earnings.   Because the decline in fair value is due to changes in interest rates and not a deterioration of credit quality, these investments are not considered other than temporarily impaired.  See Note 4, Accounting Rule Changes, for information regarding recent accounting guidance on the meaning of other-than-temporary impairment and its application to certain investments.

Loans

Total loans, net of fees, before the allowance for loan losses, were $552.0 million, or 67% of total assets, at September 30, 2004, compared to $488.8 million, or 65% of total assets, at December 31, 2003, an increase of $63.2 million, or 13%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

	September 30, 2004		December 31, 2003		September 30, 2003
($ in thousands)	Amount	percent	Amount	percent	Amount	percent

Commercial real estate	$232,666	42.0%	$209,113	42.6%	$205,711	44.1%
Commercial & Industrial	135,444	24.5%	132,313	27.0%	127,685	27.4%
Construction	95,888	17.3%	69,524	14.2%	58,376	12.5%
Total Commercial loans	$463,998	83.8%	$410,950	83.8%	$391,772	84.0%

Residential mortgages	40,655	7.4%	39,465	8.0%	37,443	8.0%
Home equity	42,496	7.7%	35,139	7.2%	32,850	7.0%
Other consumer	4,242	0.8%	4,558	0.9%	4,303	0.9%
Loans held for sale	1,860	0.3%	262	0.1%	477	0.1%
Total Consumer loans	$89,253	16.2%	$79,424	16.2%	$75,073	16.0%

Total Gross loans	$553,251	100.00%	$490,374	100.0%	$466,845	100.0%

Deferred fees	(1,296)		(1,535)		(1,436)
Loans, net of fees	551,955		488,839		465,409
Allowance for loan losses	(10,744)		(9,986)		(10,285)

Net loans	$541,211		$478,853		$455,124

Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.  Commercial real estate loans increased by $23.6 million, or 11%, at September 30, 2004, compared to December 31, 2003.

Commercial and industrial loans include working capital loans, equipment financing (including equipment leases), term loans, revolving lines of credit and loans under various U.S. Small Business Administration programs.  Commercial and industrial loans increased slightly by $3.1 million, or 2%, from December 31, 2003 through September 30, 2004.

Management views commercial construction lending as a niche market with the potential for continued growth.  Over the past nine months construction lending, including both commercial and residential construction, grew by $26.4 million or 38% and over the last twelve month period by $37.5 million or 64%.  The company attributes this growth to an experienced team of lenders focused on this market segment, coupled with the company’s expansion into new geographic markets.

At September 30, 2004 the company had commercial and construction loan balances participated out to various banks amounting to $18.8 million compared to $14.5 million at December 31, 2003.  These portions participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $19.3 million at September 30, 2004, compared to $6.4 million at December 31, 2003.  The company’s participation in these loans range from 5% to 100% of the total loan commitment, with no single participation exceeding $5.0 million.

Total consumer loans, consisting of residential mortgages, home equity loans, consumer loans and residential loans held for sale, increased by $9.8 million, or 12%, since December 31, 2003.

Asset Quality

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2003

Non-accrual loans	$1,904	$2,983	$2,583
Accruing loans > 90 days past due	2	—	48
Total non-performing loans	1,906	2,983	2,631
Other real estate owned	—	—	—
Total non-performing assets	$1,906	$2,983	$2,631

Non-performing loans: Loans, net of fees	0.35%	0.61%	0.57%
Non-performing assets: Total assets	0.23%	0.40%	0.35%
Delinquent loans 30-89 days past due: Loans, net of fees	0.49%	0.51%	1.06%

The non-performing loan to total loan ratio decreased to 0.35% at September 30, 2004, from 0.61% at December 31, 2003.  The decline resulted from a $1.1 million decrease in non-performing loans and a 13% growth in total loans over the period. Delinquent loans 30-89 days past due decreased slightly over the period.

The non-performing loan to total loan ratio also decreased from 0.57% at September 30, 2003 compared to the September 30, 2004 ratio of 0.35%.  The decline resulted from a $0.7 million decrease in non-performing loans and a 19% growth in total loans over the period. Delinquent loans 30-89 days also decreased over the period.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company’s market area, or deterioration in the local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

Management continues to closely monitor the credit quality of individual non-performing relationships as well as the loan portfolio in general, industry concentrations, composition of the portfolio, the local real estate market and current economic conditions.  Management believes that the current level of non-performing assets and delinquent loans are reasonable given the growth in the loan portfolio and the substantial commercial composition of the portfolio, and are comparable with peer commercial banks.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2004	2003

Balance at beginning of period	$9,986	$9,371

Total loans charged off	(792)	(121)
Total recoveries	200	202
Net loans (charged off) /recovered	(592)	81

Provision charged to operations	1,350	833
Balance at September 30	$10,744	$10,285

Annualized net loans (charged off)/recovered: Average loans outstanding	(0.15)%	0.02%
Allowance for loan losses: Loans, net of fees	1.95%	2.21%
Allowance for loan losses: Non-performing loans	563.69%	390.92%

Year to date charge-offs amounted to $0.8 million for the nine months ended September 30, 2004.  These charge-offs were primarily composed of the partial charge-offs of two individual commercial loan relationships amounting to $0.5 million in the first quarter. Recoveries of $0.2 million during the period were recognized primarily on previously charged-off commercial and industrial loans.  The provision for the nine months ended September 30, 2004, amounted to $1.4 million compared to $0.8 million for the same period in 2003.

The increased provision over 2003 primarily resulted from $533,000 in charge-offs during the first quarter that resulted in a $750,000 provision and a loan loss reserve to loan ratio of 2.04%.  Charge-offs subsequently declined to $221,000 and $38,000 in the second and third quarters, respectively, and the allowance to loan ratio declined to 1.96% and 1.95% at the end of those periods.

From a historical perspective, following September 11, 2001, the company began providing for loan loss reserves at a higher level due to management’s estimate of a prolonged and significant economic downturn, which was expected to result in deterioration of the loan portfolio’s credit quality.  Consequently, the company’s loan loss reserve to total loan ratio increased and amounted to 2.27% at December 31, 2001 compared to 2.00% at June 30, 2001. The ratio remained at these levels through September 2003.  In the course of subsequent ongoing assessments, management determined that neither the economic results nor the portfolio’s credit quality deteriorated to the extent previously envisioned.  Consequently, management’s assessment of the portfolio’s credit risk through December 31, 2003 concluded that a reserve level of 2.04% was reasonable and adequate at December 31, 2003.

Management maintained the reserve at 2.04% for the quarter ended March 31, 2004.  During the quarters ended June 30, and September 30, 2004, charge-offs, non-performing loans and delinquencies improved and the economic recovery appeared stable.  Accordingly, management deemed the allowance to loan loss ratio of 1.96% and 1.95% at June 30, 2004 and September 30, 2004, respectively, to adequately support the credit risk inherent in the portfolio.

See “General Overview – Assessment of the Allowance for Loan Losses” above for further details on management’s assessment of the adequacy of the allowance for loan losses.

Deposits and Borrowed Funds

Total deposits increased $79.6 million, or 12%, during the first nine months of 2004, to $740.4 million and 90% of total assets at September 30, 2004, from $660.8 million and 88% of total assets at December 31, 2003.  The increase consisted of $43.3 million, or 16%, in checking accounts and $42.5 million, or 17%, in savings/money markets accounts, offset by a decline of $6.1 million or 4% in certificates of deposits.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	September 30, 2004		December 31, 2003		September 30, 2003
($ in thousands)	Amount	percent	Amount	Percent	Amount	percent

Demand deposits	$150,258	20.3%	$127,081	19.2%	$132,009	19.4%
Interest bearing checking	164,680	22.2%	144,578	21.9%	160,885	23.7%
Total checking	314,938	42.5%	271,659	41.1%	292,894	43.1%

Retail savings/money markets	167,970	22.7%	150,140	22.7%	150,434	22.2%
Commercial savings/money markets	123,019	16.6%	98,396	14.9%	88,032	13.0%
Total savings/money markets	290,989	39.3%	248,536	37.6%	238,466	35.2%

Certificates of deposit	134,496	18.2%	140,629	21.3%	147,054	21.7%

Total deposits	$740,423	100.0%	$660,824	100.0%	$678,414	100.0%

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, decreased by $11.9 million, or 56%, from $21.4 million at December 31, 2003 to $9.5 million at September 30, 2004. The balance at September 30, 2004 consisted of $6.9 million in FHLB term advances, the majority of which mature in 3 months, and $2.6 million in short-term (30-60 day) repurchase agreements with customers.  The reduction in the balance of borrowed funds since December 31, 2003 was due to net payoffs in overnight FHLB advances of $13.5 million during the period, offset by an increase in repurchase agreements of $1.6 million.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At September 30, 2004, the bank had the capacity to borrow additional funds from the FHLB of up to $141.7 million, and had the ability to issue up to $80 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion above under the heading “Deposits and Borrowed Funds” regarding outstanding FHLB advances.   The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.  There were no balances outstanding or securities pledged to Lehman Brothers at September 30, 2004.   Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of September 30, 2004, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of September 30, 2004 are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company
Total Capital (to risk weighted assets)	$69,724	11.24%	$49,627	8.00%	$62,034		10.00%

Tier 1 Capital (to risk weighted assets)	61,839	9.97%	24,814	4.00%	37,220		6.00%

Tier 1 Capital (to average assets)	61,839	7.61%	32,500	4.00%	N/A	*	N/A *

The Bank
Total Capital (to risk weighted assets)	$65,008	10.56%	$49,272	8.00%	$61,590		10.00%

Tier 1 Capital (to risk weighted assets)	57,272	9.30%	24,636	4.00%	36,954		6.00%

Tier 1 Capital (to average assets)	57,272	7.09%	32,330	4.00%	40,412		5.00%

* This requirement does not apply to the company.  For the bank to qualify as “well capitalized” under the framework of the Federal Deposit Insurance Corporation Improvement Act, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

Results of Operations

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

The company reported net income of $5.5 million for the nine months ended September 30, 2004, versus $5.1 million for the nine months ended September 30, 2003.  The company had basic earnings per common share of $1.51 and $1.42 and diluted earnings per common share of $1.45 and $1.37 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The primary factors contributing to the increase in net income in 2004 over the 2003 period were net interest income growth and lower tax expense in 2004, due to the $1.1 million tax provision made in 2003 (as discussed in note 9, “Income Taxes”, above), which were partially offset by decreased net gains on sales of investment securities and residential mortgage loans, increased non-interest expenses and an increase in the provision for loan losses in the 2004 period.

Net Interest Income

The company’s net interest income was $23.5 million for the nine months ended September 30, 2004, an increase of $2.4 million, or 11%, from $21.1 million for the nine months ended September 30, 2003.  Total interest income for the 2004 period increased by $1.9 million in comparison to the 2003 period, while total interest expense declined by $0.5 million, as discussed below.

Net interest margin increased to 4.47% for the nine months ended September 30, 2004, from 4.39% for the same period ended September 30, 2003.  Included in the 2004 period are recoveries of $0.5 million of interest income on commercial loans previously classified as non-accrual.  Excluding these recoveries, net interest margin would have been 4.38% for the nine months ended September 30, 2004.  Margin compression appears to have stabilized, as the decline in yield on interest earning assets was offset by a commensurate decline in the average rate paid on interest bearing liabilities. Increases were seen in average balances on interest earning assets and on both interest bearing and non-interest bearing liabilities.

Interest Income

Interest income increased by $1.9 million for the nine months ended September 30, 2004 and was $29.1 million compared to $27.2 million for the same period ended September 30, 2003.  This increase resulted primarily from an increase in the average balance of interest earning assets of $61.6 million, or 9%, to $725.1 million for the nine months ended September 30, 2004 compared to $663.5 million for the nine months ended September 30, 2003, partially offset by the decrease in the average tax equivalent yield on interest earning assets of 12 basis points to 5.51% for the nine months ended September 30, 2004 compared to 5.63% for the same period ended September 30, 2003.  Excluding the interest recoveries on previously classified non-accrual loans, the average tax equivalent yield on interest earning assets would have been 5.43% for the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, the average loan balance increased by $77.3 million, or 18%, while the average rate earned on loans declined by 29 basis points to 6.09% (5.97% excluding the recovery of non-accrual interest) for the nine months ended September 30, 2004, from 6.38% for the same period ended September 30, 2003.  The average investment securities and short-term investments balance decreased by $15.7 million, or 7%, compared to the same period in the prior year, and the average tax equivalent yield on investment securities and short-term investments decreased by 7 basis points to 4.08% for the nine months ended September 30, 2004 from 4.15% for the same period ended September 30, 2003. This drop in investment yield is primarily due the reinvestment of excess cash inflows at lower market rates.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $5.7 million compared to $6.1 million for the same period ended September 30, 2003.  The decline in interest expense resulted primarily from a decrease in the average interest rate paid on interest bearing liabilities of 20 basis points to 1.31% for the nine months ended September 30, 2004 compared to 1.51% for the same period ended September 30, 2003, partially offset by an increase in the average balance of interest-bearing deposits and borrowings of $38.0 million, or 7%, to $578.9 million for the nine months ended September 30, 2004 as compared to $540.9 million for the same period ended September 30, 2003.

The average interest rate paid on savings, personal interest checking and money market deposit accounts was 0.85% for both the nine months periods ended September 30, 2004 and 2003.  The average balance of such deposit accounts increased by $50.6 million, or 14%, to $422.8 million for the nine months ended September 30, 2004 as compared to $372.2 million for the same period ended September 30, 2003.

The average interest rate on time deposits decreased by 54 basis points for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003, due to reductions in general market rates on certificates of deposit.  The average balance on time deposits decreased by $15.4 million, or 10%, to $136.2 million for the nine months ended September 30, 2004 as compared to $151.6 million for the same period ended September 30, 2003.

The average interest rate on borrowed funds, consisting of customer repurchase agreements and FHLB borrowings, increased 4 basis points to 1.74% for the nine months ended September 30, 2004, compared to 1.70% for the nine months ended September 30 2003. The increase in average rate paid on borrowed funds resulted primarily from increases in market rates and an increase in the average balances of higher costing customer repurchase agreements.  The average balance of borrowed funds for the nine months ended September 30, 2004 increased by $2.9 million, or 47%, to $9.1 million as compared to $6.2 million for the nine months ended September 30, 2003. The increase was primarily attributable to an increase in customer repurchase agreements during the 2004 period.

The average balance of non-interest bearing deposits increased by $17.1 million, or 14%, for the nine months ended September 30, 2004.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.05% for the nine month period September 30, 2004, compared to 1.24% for the same period ended September 30, 2003, a decline of 19 basis points.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the nine months ended September 30, 2004 and September 30, 2003, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$517,143	$23,576	6.09%	$439,850	$20,987	6.38%	$2,589	$3,692	$(955)	$(148)

Investment securities and short-term investments (2)	207,984	5,543	4.08%	223,650	6,228	4.15%	(685)	(488)	(117)	(80)
Total interest earnings assets	725,127	29,119	5.51%	663,500	27,215	5.63%	1,904	3,204	(1,072)	(228)
Other assets (3)	52,958			54,434

Total assets	$778,085			$717,934

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$422,799	2,702	0.85%	$372,217	2,374	0.85%	328	322	—	6
Time deposits	136,173	1,955	1.92%	151,608	2,794	2.46%	(839)	(284)	(613)	58
Borrowed funds	9,064	118	1.74%	6,214	79	1.70%	39	36	2	1
Subordinated debentures	10,825	883	10.88%	10,825	883	10.88%	—	—	—	—

Total interest bearing deposits and borrowings	578,861	5,658	1.31%	540,864	6,130	1.51%	(472)	74	(611)	65

Net interest rate spread (2)			4.20%			4.12%

Non-interest bearing deposits	138,506			121,382
Total deposits and borrowings	717,367	5,658	1.05%	662,246	6,130	1.24%

Other liabilities	3,893			4,998
Total liabilities	721,260			667,244

Stockholders’ equity	56,825			50,690

Total liabilities and stockholders’ equity	$778,085			$717,934

Net interest income		$23,461			$21,085		$2,376	$3,130	$(461)	$(293)

Net interest margin (2)			4.47%			4.39%

(1)          Average loans include non-accrual loans and are net of deferred loan fees

(2)          Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $826 and $728 for the periods ended September 30, 2004 and September 30, 2003, respectively.

(3)          Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $1.4 million for the nine month period ended September 30, 2004 and $0.8 million for the same period ended September 30, 2003. The increase was primarily due to additional provisions taken in the first quarter of 2004.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of non-accrual loans and net charge-offs during the period.  There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s 2003 Annual Report on Form 10-K. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “General Overview – Assessment of the Allowance for Loan Losses” and “Financial Condition – Asset Quality” above.

Non-Interest Income

Net gains on sales of investment securities amounted to $0.6 million and $1.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.  The higher gains realized during the nine months ended September 30, 2003, as compared to the same period ended September 30, 2004, were due to more attractive market opportunities and asset-liability repositioning during the 2003 period.

Gains on sales of loans amounted to $0.3 million and $0.9 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. The decrease in gains on loan sales in 2004 compared to the same period in 2003 resulted from the lower volume of fixed rate mortgage loans originated for sale due to the decline in mortgage refinancing activity during the 2004 period, which was primarily due to a slight increase in residential mortgage market rates during the current period and the significant portion of the consumer market that had already refinanced during the historically low interest rate environment.

Investment management and trust service fees increased by $0.2 million, or 16%, for the nine months ended September 30, 2004 compared to the same period in 2003.  Trust and brokerage asset balances have increased since September 2003 due to sales and promotional efforts resulting in asset growth as well as increasing market values.

Non-Interest Expenses

Salaries and benefits expense totaled $10.8 million for the nine months ended September 30, 2004, compared to $10.1 million for the nine months ended September 30, 2003, an increase of $0.7 million or 7%.  This increase was primarily due to increases in salaries and payroll taxes attributed to additional staff hired to support the company’s growth and strategic initiatives, and increases in health/life insurance premiums, due to higher insurance premium rates.

Audit, legal and other professional expenditures were $0.9 million for the nine months ended September 30, 2004 compared to $0.7 million for the same period ended September 30, 2003.  The $0.2 million increase was primarily due to increases in expenditures related to marketing consulting, professional staffing and recruitment, and outsourced technology consulting due to the company’s growth.

Advertising and public relations expenditures amounted to $0.6 million for the nine months ended September 30, 2004, compared to $0.4 million for the nine months ended September 30, 2003.  The $0.2 million increase over the prior period is attributed to increased advertising and contribution expenditures to support the company’s growth and expansion into new markets.

Income Tax Expense

Income tax expense and the effective tax rate for the nine months ended September 30, 2004 and September 30, 2003 were $3.1 million and 36.3% and $4.7 million and 48.1%, respectively.  The 2003 period reflects the $1.1 million additional provision for income taxes for 1999 through 2002, related to the retroactive enactment of Massachusetts tax legislation in March 2003.  Excluding this charge, the effective tax rate for the 2003 period would have been 37.1%. The higher adjusted tax rate in the prior period is due to the diminished effect of tax exempt interest from municipal securities due to the increase in pre-tax income in that period.  For further details on the prior year tax expense, see note 9, “Income Taxes”, to the company’s unaudited consolidated financial statements contained in Item 1 of Part I of this report and Item 9 of the company’s report on Form 8-K filed with the SEC on June 30, 2003.

Results of Operations

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

The company reported net income of $2.0 million for the three months ended September 30, 2004, versus $1.9 million for the three months ended September 30, 2003.  The company had basic earnings per common share of $0.56 and $0.52, and diluted earnings per common share of $0.53 and $0.50 for the three months ended September 30, 2004 and September 30, 2003, respectively. The primary factors contributing to the increase in net income in 2004 versus the 2003 period were an increase in net interest income, partially offset by a decline in net gains realized on the sales of investment securities and residential mortgage loans, and an increase in non-interest expenses in the 2004 period.

Net Interest Income

The company’s net interest income was $8.4 million for the three months ended September 30, 2004, an increase of $1.6 million, or 24%, from $6.7 million for the three months ended September 30, 2003.  Total interest income for the 2004 period increased by $1.7 million, or 20%, in comparison to the 2003 period, while total interest expense increased by $0.1 million, or 5%, compared to the three months ended September 30, 2003, as discussed below.

Net interest margin increased to 4.48% for the three months ended September 30, 2004 from 4.05% for the same period ended September 30, 2003.  Included in the 2004 period are interest recoveries of $0.2 million of commercial loans previously classified as non-accrual.  Excluding these recoveries, net interest margin would have been 4.38% for the three months ended September 30, 2004.  The increase in margin over the prior period was primarily due to an increase in the tax equivalent yield on investment securities and short-term investments. The prior period investment yield was negatively impacted by increased prepayment activity and the related acceleration of premium amortization expense associated with mortgage related investments resulting from the low rate environment during that period.

Interest Income

Interest income increased by $1.7 million for the three months ended September 30, 2004 and was $10.4 million compared to $8.6 million for the same period ended September 30, 2003.  This increase resulted primarily from an increase in the average balance of interest earning assets of $82.7 million, or 12%, to $768.6 million for the three months ended September 30, 2004 compared to $685.9 million for the three months ended September 30, 2003.  The average tax equivalent yield on interest earning assets increased by 35 basis points to 5.51% for the three months ended September 30, 2004 compared to 5.16% for the same period ended September 30, 2003.  Excluding the $0.2 million in recoveries on non-accrual interest, the yield on interest earning assets would have been 5.41% for the three months ended September 30, 2004.

For the three months ended September 30, 2004, the average loan balance increased by $87.7 million, or 19%, while the average rate earned on loans declined by 3 basis points to 6.14% (6.01% excluding the interest recoveries on non-accrual loans) for the three months ended September 30, 2004, from 6.17% for the same period ended September 30, 2003.  The average investment securities and short-term investments balance declined by $5.0 million, or 2%, compared to the same period in the prior year.  The average tax equivalent yield on investment securities and short-term investments increased by 82 basis points to 3.99% for the three months ended September 30, 2004 from 3.17% for the same period ended September 30, 2003. The increased yield was primarily due to lower premium amortization expense associated with mortgage related investments during the current period and the recent increase in short-term market rates.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $2.0 million compared to $1.9 million for the same period ended September 30, 2003.  The increase in interest expense resulted primarily from an increase in the average balance of interest-bearing deposits and borrowings of $52.6 million, or 9%, to $607.4 million for the three months ended September 30, 2004 as compared to $554.8 million for the same period ended September 30, 2003, partially offset by a decrease in the average interest rate paid on interest bearing liabilities of 6 basis points to 1.31% for the three months ended September 30, 2004 compared to 1.37% for the same period ended September 30, 2003.  The decrease in the average rate paid on interest bearing liabilities was primarily due to a decline in rates on certificates of deposits due to the maturity and repricing of term certificates at lower current market rates.

The average interest rate on savings, personal interest checking and money market deposit accounts increased by 13 basis points for the three months ended September 30, 2004 compared to the same period ended September 30, 2003.   The increase was primarily due to the recent slight increases in rates paid on such deposits, while the average balance of such deposit accounts increased $66.9 million, or 17%, to $456.3 million for the three months ended September 30, 2004 as compared to $389.4 million for the same period ended September 30, 2003.

The average interest rate on time deposits decreased by 35 basis points, to 1.89%, for the three months ended September 30, 2004, compared to 2.24% for the same period ended September 30, 2003, due to reductions in general certificate of deposit market rates.  The average balance on time deposits decreased by $12.8 million, or 9%, to $135.4 million for the three months ended September 30, 2004 as compared to $148.2 million for the same period ended September 30, 2003.

The average interest rate on borrowed funds, consisting of repurchase agreements and FHLB borrowings, increased 29 basis points to 1.96% for the three months ended September 30, 2004, compared to 1.67% for the three months ended September 30, 2003. The increase in average rate paid on borrowed funds resulted primarily from the increase in average balances of  higher costing customer repurchase agreements during the 2004 period.  The average balance of borrowed funds for the three months ended September 30, 2004 decreased by $1.5 million, or 23%, to $4.9 million as compared to $6.4 million for the three months ended September 30, 2003. The decrease was attributable to a reduction in short-term and overnight FHLB advances, partially offset by an increase in the average balance of outstanding customer repurchase agreements during the 2004 period as compared to the 2003 period.

The average balance of non-interest bearing deposits increased by $21.5 million, or 17%, for the three months ended September 30, 2004.  The total cost of funds (interest bearing liabilities and non-interest bearing deposits) was 1.05% for the three month period ended September 30, 2004, compared to 1.11% for the same period ended September 30, 2003, a decline of 6 basis points.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended September 30, 2004 and September 30, 2003, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate(3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$541,817	$8,391	6.14%	$454,119	$7,065	6.17%	$1,326	$1,364	$(34)	$(4)

Investment securities and short-term investments (2)	226,783	1,977	3.99%	231,774	1,583	3.17%	394	(40)	475	(41)
Total interest earnings assets	768,600	10,368	5.51%	685,893	8,648	5.16%	1,720	1,324	441	(45)
Other assets (3)	51,049			54,286

Total assets	$819,649			$740,179

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$456,332	1,037	0.90%	$389,403	760	0.77%	277	130	128	19
Time deposits	135,378	644	1.89%	148,204	837	2.24%	(193)	(72)	(131)	10
Borrowed funds	4,857	24	1.96%	6,408	27	1.67%	(3)	(7)	5	(1)
Subordinated debentures	10,825	294	10.86%	10,825	294	10.86%	—	—	—	—

Total interest bearing deposits and borrowings	607,392	1,999	1.31%	554,840	1,918	1.37%	81	51	2	28

Net interest rate spread (2)			4.20%			3.79%

Non-interest bearing deposits	150,860			129,375
Total deposits and borrowings	758,252	1,999	1.05%	684,215	1,918	1.11%

Other liabilities	3,534			4,375
Total liabilities	761,786			688,590

Stockholders’ equity	57,863			51,589

Total liabilities and stockholders’ equity	$819,649			$740,179

Net interest Income		$8,369			$6,730		$1,639	$1,273	$439	$(73)

Net interest margin (2)			4.48%			4.05%

(1)          Average loans include non-accrual loans and are net of deferred loan fees

(2)          Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $286 and $253 for the periods ended September 30, 2004 and September 30, 2003, respectively.

(3)          Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses amounted to $0.3 million and $0.2 million for the three month periods ended September 30, 2004 and September 30, 2003.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of net charge-offs during the period. There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s 2003 Annual Report on Form 10-K. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “General Overview – Assessment of the Allowance for Loan Losses” and “Financial Condition – Asset Quality” above.

Non-Interest Income

Net gain (loss) on sales of investment securities amounted to ($2 thousand) and $314 thousand for the three months ended September 30, 2004 and September 30, 2003, respectively.  The higher net gains realized during the three months ended September 30, 2003, as compared to the same period ended September 30, 2004, were due to more attractive market opportunities and asset-liability repositioning during the 2003 period.

Gains on sales of loans amounted to $76 thousand and $277 thousand for the three months ended September 30, 2004 and September 30, 2003, respectively.   The decrease in gains on loan sales in 2004 compared to the same period in 2003 resulted from the lower volume of fixed rate mortgage loans originated for sale due to the decline in mortgage refinancing activity during the 2004 period, which was primarily due to a slight increase in residential mortgage market rates during the current period and the significant portion of the consumer market that has already refinanced during the historically low interest rate environment.

Non-Interest Expenses

Salaries and benefits expense totaled $3.7 million for the three months ended September 30, 2004, compared to $3.4 million for the three months ended September 30, 2003, an increase of $0.3 million or 9%.  This increase was primarily due to increases in salaries and payroll taxes attributed to additional staff hired to support the company’s growth and strategic initiatives, and increases in the health/life insurance premiums, due to higher insurance premium rates.

Audit, legal and other professional expenditures were $0.3 million for the three months ended September 30, 2004 compared to $0.2 million for the same period ended September 30, 2003.  The increase was primarily due to increases in expenditures related to marketing consulting, professional staffing and recruitment, and outsourced technology consulting due to the company’s growth.

Advertising and public relations expenditures amounted to $177 thousand for the three months ended September 30, 2004, compared to $49 thousand for the three months ended September 30, 2003.  The increase over the prior period is attributed to increased advertising and contribution expenditures to support growth and expansion into new markets.

Income Tax Expense

Income tax expense and the effective tax rate for the three months ended September 30, 2004 and September 30, 2003 were $1.2 million and 36.2% and $1.0 million and 34.3%, respectively.  The 2003 period reflects a $54 thousand credit to income tax expense related to the retroactive changes in Massachusetts tax legislation.  Excluding this adjustment, the effective tax rate for the 2003 period would have been 36.2%.

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

Management believes there have been no material changes in the interest rate risk reported in the company’s 2003 Annual Report on Form 10-K.

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

Changes in Controls and Procedures

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended September 30, 2004) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

Current Report on Form 8-K filed on October 27, 2004 providing disclosure under Item 2.02 (Results of Operations and Financial Condition)  and Item 7.01 (Regulation FD Disclosure), including the company’s statements of income for the three and nine months ended September 30, 2004 and 2003 and balance sheets at September 30, 2004, December 31, 2003 and September 30, 2003.

SIGNATURES

In accordance with to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: November 9, 2004	By:	/s/ James A. Marcotte
James A. Marcotte
Senior Vice President and Chief Financial Officer (Principal Financial Officer)