Form 10-K
period 2004-12-31
ENTERPRISE BANCORP INC /MA/
filed 2005-03-15
CIK 1018399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(978) 459-9000

Securities registered under Section 12(b) of the Exchange Act:

None

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

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

Yes                      ☒                                    No                                ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).                                            Yes                            ☒                                          No                                ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$76,273,406

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 1, 2005, Common Stock - Par Value $0.01: 3,691,210 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 3, 2005 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ENTERPRISE BANCORP, INC.

TABLE OF CONTENTS

PART I

Item 1	Business

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Consolidated Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

Part III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accountant Fees and Services

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signature page

PART I

Item 1.                                   Business

THE COMPANY

General

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, which was organized on February 29, 1996, at the direction of Enterprise Bank and Trust Company (the “bank”) for the purpose of becoming the holding company for the bank. On July 26, 1996, the bank became the wholly owned subsidiary of the company and the former shareholders of the bank became shareholders of the company.  The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System.

Substantially all of the company’s operations are conducted through the bank.  The bank is a Massachusetts trust company with two wholly owned subsidiaries, Enterprise Investment Services, LLC and Enterprise Insurance Services, LLC. The bank’s deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

The company’s headquarters and the bank’s main office are located at 222 Merrimack Street in Lowell, Massachusetts. The company’s primary market area is northeastern Massachusetts and southern New Hampshire.  The company has twelve additional full service branch banking offices located in the Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Tewksbury, and Westford; and in Salem, New Hampshire which serve those cities and towns as well as the surrounding communities. The company anticipates opening a second Tewksbury location in mid-2005.

The company is principally engaged in the business of attracting deposits from the general public and investing in commercial loans and investment securities.  Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services. Management seeks to hire, develop and retain highly motivated top professionals who understand the communities in which the bank operates as well as the local banking environment.  The company endeavors to expand market share in existing markets and to pursue strategic growth through expansion into neighboring markets. The company places an emphasis on providing highly responsive, knowledgeable, personal service to its customers and on developing innovative products to serve the financial requirements of growing businesses, professionals, non-profit organizations, and individuals.

Lending

General

The company specializes in lending to growing businesses, corporations, partnerships, non-profits, professionals and individuals.  Loans made by the company to businesses include commercial mortgage loans, construction loans, secured and unsecured commercial loans and lines, and standby letters of credit.  The company also originates equipment lease financing for businesses.  Loans made to individuals include residential mortgage loans, home equity loans, residential construction loans, secured and unsecured personal loans and lines of credit and mortgage loans on investment and vacation properties.

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

In addition, a management loan review committee, consisting of senior lending officers and loan review personnel, meets monthly to discuss loan policy and procedures, as well as loans on the company’s internal “watch asset list” and classified loan report.  A loan committee, consisting of nine outside members of the board of directors, and two senior managers who are also members of the board of directors, also meets six times per year to review current portfolio statistics, new credits, construction loan reviews, loan delinquencies, allowance for loan losses and watched assets, as well as current market conditions and issues relating to the construction and real estate development industry.

The company has also established an internal credit review committee, consisting of senior lending officers and loan review personnel.  The committee meets on an as needed basis to review loan requests related to borrowing relationships of certain levels, as well as other borrower relationships recommended for discussion by committee members.  The company’s executive committee of the board of directors also approves loan relationships exceeding certain prescribed limits.

At December 31, 2004, the bank’s statutory lending limit, based on 20% of capital, to any individual borrower was approximately $12.9 million, subject to certain exceptions provided under applicable law. At December 31, 2004, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit. Total loans amounted to $570.5 million and represented 67% of total assets at December 31, 2004.

Commercial Real Estate, Commercial and Construction Loans

The company’s primary lending focus is on the development of high quality commercial real estate, construction and commercial industrial lending relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  The company employs a seasoned commercial lending staff, with commercial lenders supporting each branch location.

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office and mixed use facilities, strip shopping malls, or other commercial property. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty years. Variable rate loans comprise approximately 90% of the commercial real estate portfolio.  Variable interest rate loans are generally fixed for the first one to five years before periodic rate adjustment begins. Adjustable rates are generally set at a margin above the Federal Home Loan Bank of Boston’s Regular Classic Advance rate or a monthly average of the prime lending rate as published in The Wall Street Journal (“Prime”), with a variety of periodic adjustment terms. At December 31, 2004, commercial real estate loans totaled $257.7 million, an increase of 15% over the prior year, and represented 45% of gross loans outstanding at December 31, 2004.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and leases, loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies, as well as unsecured loans and lines to financially strong borrowers.  Commercial loans may be secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Approximately 80% of loans in this portfolio have interest rates that are periodically adjusted, generally with fixed initial periods of one to three years.  The interest rates on adjustable commercial loans vary at a margin above a key index, generally the Prime rate, however other indices are also utilized from time to time. Commercial and industrial loans have average repayment periods of one to seven years. At December 31, 2004, commercial and industrial loans totaled $142.9 million, an increase of 8% over the prior year, and represented 25% of gross loans.  Unadvanced portions of commercial and industrial loans and lines amounted to $80.2 million at December 31, 2004.

Construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, loans for the purchase and improvement of raw land and loans for the construction of owner-occupied single-family residences.  The company’s seasoned construction lenders work to cultivate long term relationships with experienced developers.  The company limits the amount of financing provided for the construction of properties built on a speculation basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed and regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds. Construction loans generally have terms of one to three years.  Adjustable rate construction loans generally have interest rates set at a margin above Prime and subject to periodic adjustments. Approximately 90% of the construction portfolio is composed of adjustable rate loans.  Construction loans amounted to $83.4 million, or 15% of gross loans outstanding, at December 31, 2004.  At that date, amounts committed but unadvanced in connection with such loans amounted to $62.5 million.  Construction loans outstanding increased by 54% over the prior year due to the company’s market expansion and the results of management’s strategic planning to grow this segment of the portfolio.

From time to time the company participates in the financing of certain large commercial real estate or construction projects with other banks.  In some cases the company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other local community banks.  In other cases the company may participate in loans originated by other institutions. In each case the participating bank funds a percentage of the loan commitment and takes on the related risk.

Commercial real estate lending may entail significant additional risks compared to residential mortgage lending.  Loan size is typically larger and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general.  Construction financing involves a higher degree of risk than long term financing on existing occupied real estate.  Property values at completion of construction or development can be influenced by underestimation of the actual costs expended to complete the project.  Thus, the company may be required to advance funds beyond the original commitment in order to finish the development.  If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to ensure full repayment.

Residential Loans

The company makes conventional mortgage loans on single family residential properties with original loan-to-value ratios generally up to 97% (with private mortgage insurance) of the appraised value of the property securing the loan.  These residential properties serve as the primary homes of the borrowers.  The company also originates loans on second homes, vacation properties and two-to-four family owner occupied dwellings with original loan-to-value ratios generally up to 80% of the property’s appraised value.  At December 31, 2004, residential loans totaled $40.7 million, or 7% of gross loans outstanding, and represented 3% growth over the prior year.

Residential mortgage loans made by the company have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell or hold residential loan production for the company’s portfolio. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. The company generally sells fixed rate residential mortgage loans and puts variable rate loans into the company’s portfolio. The company may retain or sell the servicing when selling the loans.  All loans sold are currently sold without recourse.

Home Equity Lines of Credit

Home equity lines are originated for the company’s portfolio for single family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan.  Home equity lines generally have interest rates that adjust monthly based on changes in the Prime rate. The payment schedule for home equity lines for the first 10 years of the loans are interest only payments. At the end of ten years the line is frozen to future advances and principal and interest payments are collected over a fifteen-year amortization schedule.  Home equity lines amounted to $42.8 million at December 31, 2004, representing 8% of gross loans outstanding, and 22% growth over the prior year. Amounts committed but unadvanced related to home equity lines amounted to $41.7 million at December 31, 2004.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.  Consumer loans amounted to $4.1 million, or 0.7% of gross loans outstanding at December 31, 2004, which constituted a 9% decrease since December 31, 2003.

Risk Elements

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans include non-accrual loans, impaired loans, and loans past due 90 days or more but still accruing. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days for real estate loans and generally 60 days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. In certain instances, loans that have become 90 days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  Loans where interest rates and/or principal payments have been deferred or reduced as a result of financial difficulties of the borrower are also classified as restructured.  Not all loans on non-accrual status are designated as impaired. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectable.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Non-performing assets amounted to $2.1 million, or 0.38% of total loans at December 31, 2004.

Additional information regarding these risk elements is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Asset Quality”, contained in this report.

Allowance for Loan Losses

Inherent in the lending process is the risk of loss.  While the company endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio. The credit risk of the portfolio depends on a wide variety of factors.

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The allowance for loan losses is established through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The allowance for loan losses was $10.9 million, or 1.91% of total loans, at December 31, 2004.  The company provided $1.7 million to the allowance for loan losses, and net charge-offs amounted to $0.7 million during 2004.

Additional information regarding the allowance for loan losses is contained in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Allowance for Loan Losses”, which is contained in both the “Critical Accounting Estimates” section and the “Financial Condition” section of Item 7.

Investment Activities

The company’s investment activity is an integral part of the overall asset-liability management program of the company.  The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.  The securities in which the company may invest are subject to regulation.  In addition, the company has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United State government), mortgage-backed securities (“MBSs”), including collateralized mortgage obligations (“CMOs”), and state, county and municipal securities (“Municipals”), all of which must be considered investment grade by a recognized rating service.  The company also invests in Federal Home Loan Bank of Boston (“FHLB”) stock, certificates of deposit, and on a limited basis in equity securities.  The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight and short-term federal funds sold.  Other short-term investments may consist of auction rate preferred securities, which typically have redemption (auction) dates of up to 49 days, but cannot readily be converted to cash at par value until the next successful auction.  The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets and/or capital.  The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

Investment transactions, portfolio allocations and projected cash flows are prepared monthly and presented to the company’s Asset-Liability Committee of the Board of Directors (“ALCO”) on a periodic basis.  ALCO is comprised of six outside directors and three senior managers of the company who are also directors, with various management liaisons. ALCO also meets at least quarterly to perform an in-depth review of the company’s asset-liability strategy.  The credit rating of each security or obligation in the portfolio is closely monitored by management and presented, at least annually, to the ALCO, along with a detailed evaluation of the company’s municipal securities portfolio.

The fair market value of the investment portfolio was $187.6 million at December 31, 2004, and total short-term investments amounted to $40.3 million at that date.

At December 31, 2004, 2003, and 2002, all investment securities were classified as available for sale and were carried at fair market value.

Source of Funds

Deposits

Deposits have traditionally been the principal source of the company’s funds.  The company offers a broad selection of deposit products to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit.  The company also offers commercial checking, business and municipal savings accounts, money markets and business sweep accounts, escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers. Terms on certificates of deposit range from overnight to thirty months. The company does not currently use brokered deposits.  The company has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of the existing deposits, the asset-liability position of the company and the overall objectives of the company regarding the growth and retention of relationships.

The company utilizes money market mutual funds managed by Federated Investors, Inc. (“Federated”) for the investment portion of the company’s commercial sweep accounts.  Management believes that commercial customers benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety.  The balances transferred to Federated do not represent obligations of the company.

Total deposits were $768.6 million at December 31, 2004, representing 91% of total assets.

Borrowings

The bank is a member of the FHLB.  This membership enables the bank to borrow funds from the FHLB.  The company utilizes borrowings from the FHLB to fund short term liquidity needs. This facility is an integral component of the company’s asset-liability management program.  At December 31, 2004, the company had outstanding FHLB advances of $1.9 million.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio with terms typically ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company.  Interest rates paid by the company on the repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction. Repurchase agreements amounted to $1.7 million at December 31, 2004.

Junior Subordinated Debentures

In March 2000 the company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company’s $0.3 million capital contribution, to acquire $10.8 million in aggregate principal amount of the company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.

Pursuant to Financial Interpretation No. 46R, issued by the Financial Accounting Standards Board in December 2003, the company has excluded the Trust from current period financial statements beginning in 2003, and has elected to voluntarily restate prior period financial statements for comparability purposes.  This “deconsolidation” has caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

Investment Management and Trust Division

The company provides a range of investment management services to individuals, family groups, businesses, trusts, foundations and retirement plans.  These services include: securities brokerage services through Enterprise Investment Services LLC, which provides these services through a third party service arrangement with Commonwealth Financial Network, a licensed securities brokerage firm; management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment management and trust division; and commercial sweep accounts through Federated for the company’s commercial deposit customers.  Portfolios are managed based on the individual investment objectives of each client.

The company’s investment management and trust division utilizes an open-architecture, “manager of managers” approach to client investment management.  Our philosophy is to identify and hire highly competitive outside investment management firms on behalf of our clients.  The company performs in house searches and related due diligence in identifying and hiring outside investment managers, as well as all of the ongoing oversight and monitoring of each outside investment manager retained by the company.

Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party arrangement with HUB International New England, LLC (“HUB”), formerly known as C.J. McCarthy Insurance Agency, Inc., a full service insurance agency, with nine offices in Massachusetts and New Hampshire. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the company’s market area.

eCommerce Banking

The company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail and commercial customers.  Major internet banking capabilities include the following: balance inquiry; internal transfers; loan payments; ACH origination; federal tax payments; placement of stop payments; and initiation of request for wire transfers.  In addition to the services described above the in-house solutions also give customers access to images of checks paid as well as previous account statements.

Company Website

The company currently uses an outside vendor to design, support and host its website.  The site provides information on the company and its services, as well as providing the access point to various specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; loan and deposit rates; calculators; an ATM/Branch Locator/Map; and shareholder and investor information, which includes a corporate governance page containing board of directors’ committees, charters, corporate governance guidelines and the company’s code of business conduct and ethics, among other items, and a link to the company’s SEC filings.  The company makes available free of charge through a link to its SEC filings, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports.  Access to these reports is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov). The underlying structure of the site provides for dynamic maintenance of the information by company personnel.  The company’s internet web address is: www.ebtc.com.

Competition

The company faces strong competition to attract deposits and to generate loans.  National and larger regional commercial banks have a local presence in the Merrimack Valley and in the Leominster/Fitchburg, Massachusetts area.  Numerous local savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in the company’s market area.  Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, insurance companies, securities brokerage firms, institutional mutual funds and private lenders.  Advances in, and the increased use of, technology, such as Internet banking and electronic item processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Management believes that the company’s market position has been enhanced by the acquisition of peer independent banks by the larger regional and national banking organizations, and the resultant consolidation of competitors’ banking operations and services within the company’s market area.  This consolidation is expected to continue as national banks seek entrance into the New England market area and local regional banks continue their growth by acquisition strategy.  Management actively seeks to strengthen its position by capitalizing on the market disruption of these activities by pursuing growth opportunities in neighboring markets, as evidenced by the company’s 2004 expansion into the Andover, Massachusetts and Salem, New Hampshire markets.  The company also continues to examine new products and technologies in order to maintain a competitive mix of offerings and services that can be delivered through multiple distribution channels at competitive prices.

Notwithstanding the substantial competition with which the company is faced, management believes that the company has established a solid reputation in the Merrimack Valley and the Leominster/Fitchburg area. The company believes that it has differentiated itself from competitors by providing customers, composed principally of growing and privately held businesses, professionals, and consumers, with highly responsive and personal service based on management’s familiarity and understanding of such customers’ banking needs. The company’s officers and directors have substantial business and personal ties in the cities and towns in which the company operates. The company’s past and continuing emphasis is to target product lines to customer needs, and to seek out and hire top professionals who understand the community and local banking environment.

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

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others have increased regulatory requirements.  For example, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eased regulatory restrictions by removing the legal barriers that formerly served to separate the banking, insurance and securities industries.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which reduced geographic restrictions on banking organizations by enhancing their ability to operate on a nationwide basis, is another example of federal legislation that has reduced the legal and regulatory burdens on banks and their holding companies.

Changes in law and regulation that have increased banks’ and financial organizations’ regulatory requirements include the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).  The USA Patriot Act added new provisions to the Bank Secrecy Act that are intended to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism.  Among other requirements under the USA Patriot Act, in 2003 the company implemented a comprehensive risk-based customer identification program that is applied to all new account openings.

The passage of the Sarbanes-Oxley Act of 2002 (“SOX”) has also added new financial reporting and corporate governance requirements to the company’s ongoing regulatory compliance obligations.  Pursuant to SOX requirements, the company took several steps in 2003 and 2004 to formalize the corporate governance policies, procedures and guidelines that are followed by the management and directors of the company.  These included: developing an independent Corporate Governance/Nominating Committee, determining the independence of each of the company’s directors, restructuring board committees, identifying an audit committee financial expert, providing internal control and disclosure certifications, enhancing our code of ethics and developing board committee charters. In 2004, the company became an accelerated filer, as defined by the SEC, and as such, fell under the SEC’s rules implementing Section 404 of SOX.  As required by Section 404, management undertook a complete evaluation and documentation of the company-wide systems of internal controls and procedures over financial reporting and fraud.  Management must present a report on its assessment of the effectiveness of the company’s internal control over financial reporting, which must be attested to, and reported on, by the company’s independent registered public accounting firm and included in the company’s annual report on Form 10-K.  See “Management’s Report on Internal Control Over Financial Reporting” in Item 9A, “Controls and Procedures” and also the Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting on page 79.

The Check Clearing for the 21st Century Act (“Check 21”) became effective on October 28, 2004.  Check 21 is designed to facilitate the automation of the nation’s check-processing system away from physical transportation of paper checks via couriers over land and through air.  The law allows banks to process check information electronically, and to deliver digital images of the check to banks that choose to continue to receive paper checks.  The digital image is converted to a substitute check, which replaces and becomes the legal equivalent of the original check.

On December 4, 2003, the President signed into law the Fair and Accurate Credit Transaction Act (“FACT Act”), which amends the Fair Credit Reporting Act. The FACT Act establishes uniform national standards in key areas of regulation regarding consumer credit report information.  In general, the FACT Act enhances the ability of consumers to combat identity theft, increases the accuracy of consumer reports, allows consumers to exercise greater control regarding the type and amount of marketing solicitations they receive, restricts the use and disclosure of sensitive medical information, and establishes a commission to improve federal financial education programs and financial literacy among consumers.

Any future increase in the extent of regulation imposed upon the banking or financial services industries generally could result in the company incurring additional operating and compliance costs, which in turn could impede profitability.

To the extent that the information in this report under the heading “Supervision and Regulation” describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provision so described.  Any changes in applicable laws or regulations may have a material effect on the business and prospects of the company.

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

The GLB Act enhanced the authority of banks and their holding companies to engage in non-banking activities.  By electing to become a “financial holding company”, a qualified parent company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the federal Community Reinvestment Act.  Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board.  The company believes that the bank, which is the company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the company to successfully elect to become a financial holding company.  However, the company has no current intention of seeking to become a financial holding company.  Such a course of action may become necessary or appropriate at some time in the future depending upon the company’s strategic plan.

Regulation of the Bank

As a trust company organized under Chapter 172 of the Massachusetts General Laws, the deposits of which are insured by the FDIC, the bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.  The bank is also subject to certain requirements of the Federal Reserve Board.

The regulations of these agencies govern many aspects of the bank’s business, including permitted investments, the opening and closing of branches, the amount of loans which can be made to a single borrower, mergers, appointment and conduct of officers and directors, capital levels and terms of deposits.  The Federal Reserve Board also requires the bank to maintain minimum reserves on its deposits.  Federal and state regulators can impose sanctions on the bank and its management if the bank engages in unsafe or unsound practices or otherwise fails to comply with regulatory standards. Various other federal and state laws and regulations, such as truth-in-lending and truth-in-savings statutes, the Equal Credit Opportunity Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act, the Community Reinvestment Act, Check 21 and the FACT Act, also govern the bank’s activities and operations.

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

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted asset) consisting of core or Tier 1 capital. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital.  Tier 1 capital for the company begins with common stockholders’ equity and is reduced by certain intangible assets.  In addition, trust preferred securities may compose up to 25% of the company’s Tier 1 capital (with any excess allocable to Tier 2 capital). Supplementary capital for the company is comprised solely of a portion of the allowance for loan losses.  Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, for example, cash and government securities are placed in a 0% risk category (requiring no additional capital), most home mortgage loans are placed in a 50% risk category, and the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans are placed in a 100% risk category.

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

Employees

At December 31, 2004, the company employed 249 full-time equivalent employees, including 90 officers.  None of the company’s employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

Item 2.                                   Properties

The company conducts its business from its main office located at 222 Merrimack Street, and operational support and lending offices at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts.  The company currently has twelve additional full service branch banking offices in Massachusetts and New Hampshire, and anticipates opening its thirteenth branch office in mid-2005, in Tewksbury Massachusetts. The company is currently renovating a facility in Andover and anticipates relocating its current “temporary” Andover branch (63 Park Street) into this expanded location in late 2005. The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. The company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the company.

OWNED OR LEASED
BRANCH LOCATION

Andover
63 Park Street (temporary location)	Leased
6-8 High Street(1)	Leased
Billerica
674 Boston Post Road	Owned
Chelmsford
20 Drum Hill	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street(2)	Leased
Lowell
430-434 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street(3)	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES

Lowell
170 Merrimack Street	Leased
21-27 Palmer Street	Leased

(1)          Relocation of the Park St. office expected to open in late 2005

(2)          The company has the option to purchase this facility on the last day of the basic term or at any time during any extended term at the price of $550,000 as adjusted for increases in the producer’s price index.

(3)          Anticipated to open in mid-2005

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

On February 14, 2005 the company’s common stock began trading on the NASDAQ® Stock Market, under the symbol “EBTC.” Prior to this date there had been no established public trading market for the company’s common stock.  Although periodically there have been private trades of the company’s common stock, prior to its trading on the NASDAQ Stock Market, the company cannot state with certainty the sales price at which such transactions occurred.  The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2004:
4th Quarter	3,500	$32.00	$31.50
3rd Quarter	1,650	31.50	31.50
2nd Quarter	29,509	31.50	31.50
1st Quarter	5,075	31.50	25.00

2003:
4th Quarter	9,370	$26.00	$25.00
3rd Quarter	4,995	25.00	24.70
2nd Quarter	1,200	22.00	22.00
1st Quarter	6,100	22.00	22.00

The number of shares outstanding of the company’s common stock and number of shareholders of record as of March 1, 2005, were 3,691,210 and 770 respectively.

Dividends

The company declared and paid annual cash dividends of $0.43 per share and $0.38 per share in 2004 and 2003, respectively.  Although the company expects to continue to pay an annual dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, the tax effect on individual stockholders, regulatory limitations, the company’s operating results and financial condition, anticipated growth of the company and general economic conditions.  As the principal asset of the company, the bank currently provides the only source of cash for the payment of dividends by the company.  Under Massachusetts law, trust companies such as the bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the bank’s capital stock.  Any dividend payment that would exceed the total of the bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Commissioner’s approval. FDICIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  These restrictions on the ability of the bank to pay dividends to the company may restrict the ability of the company to pay dividends to the holders of its common stock.

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

Sales of Unregistered Securities and Repurchases of Shares

The company has not sold any equity securities that were not registered under the Securities Exchange Act of 1934 during the year ended December 31, 2004.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2004.

Item 6.                                   Selected Consolidated Financial Data

	Year Ended December 31,
($ in thousands, except per share data)	2004	2003	2002	2001	2000
EARNINGS DATA
Net interest income	$32,120	$28,352	$28,055	$26,017	$20,954
Provision for loan losses	1,650	1,075	1,325	2,480	603
Net interest income after provision for loan losses	30,470	27,277	26,730	23,537	20,351
Non-interest income	6,071	6,580	5,577	4,825	3,348
Net gains on sales of investment securities	906	2,150	1,341	941	129
Non-interest expense	25,687	23,342	24,947	22,655	19,082
Income before income taxes	11,760	12,665	8,701	6,648	4,746
Income tax expense	4,253	5,720	2,395	1,744	1,142
Net income	$7,507	$6,945	$6,306	$4,904	$3,604

COMMON SHARE DATA
Basic earnings per share	$2.06	$1.95	$1.80	$1.43	$1.08
Diluted earnings per share	1.97	1.87	1.75	1.39	1.07
Book value per share at year end	16.72	15.20	14.18	12.34	10.61
Dividends paid per share	$0.4300	$0.3800	$0.3300	$0.2875	$0.2500
Basic weighted average shares outstanding	3,647,380	3,565,752	3,494,818	3,432,255	3,322,364
Diluted weighted average shares outstanding	3,806,598	3,712,385	3,611,712	3,530,965	3,369,025

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$848,171	$751,545	$721,430	$631,900	$573,150
Total loans	570,459	488,839	414,123	376,327	312,017
Allowance for loan losses	10,923	9,986	9,371	8,547	6,220
Investment securities at fair value	187,601	196,308	239,096	197,060	185,184
Total short-term investments	40,290	14,000	—	6,500	28,025
Deposits	768,644	660,824	638,052	527,894	463,081
Borrowed funds	3,651	21,424	17,233	44,449	58,271
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	61,684	54,750	50,080	42,721	36,155
Mortgage loans serviced for others	15,106	15,077	16,861	21,646	25,700
Investment assets under management	363,250	375,297	317,394	314,049	297,579

Total assets under management	$1,226,527	$1,141,919	$1,055,685	$967,595	$896,429

RATIOS
Net income to average total assets	0.95%	0.96%	0.95%	0.81%	0.71%
Net income to average stockholders’ equity	12.99%	13.52%	13.69%	12.30%	11.97%
Allowance for loan losses to loans	1.91%	2.04%	2.26%	2.27%	1.99%
Stockholders’ equity to assets	7.27%	7.28%	6.94%	6.76%	6.31%

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in Item 8, the information contained in the description of the company’s business in Item 1 and other financial and statistical information contained in this annual report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 1 – “Business”, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Allowance for Loan Losses

The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process. The company regularly monitors these factors, among others,  in order to determine the adequacy of its allowance for loan losses through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.

The company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors.  The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114.  Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the company’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, composition and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.  The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.

Impairment Review of Goodwill and Other Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $0.7 million, respectively, at December 31, 2004.  Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

In accordance with generally accepted accounting standards, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  The second step, if necessary, measures the amount of goodwill impairment loss to be recognized.  The reporting unit must determine fair values for all assets and liabilities, excluding goodwill.  The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill.  If the carrying amount of the goodwill exceeds the newly calculated implied fair value of that goodwill, an impairment loss is recognized in the amount required to write down the goodwill to the implied fair value.

The company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charged to operations.

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2004.

Overview

Composition of Earnings

The company had net income in 2004 of $7.5 million compared to $6.9 million for 2003, an increase of 8%.

The company’s earnings are largely dependent on its net interest margin or spread, which is the difference between the yield on interest earning assets (loans, investment securities and total short-term investments) and the cost of interest bearing liabilities (deposits and borrowings). The company’s earnings are, therefore, subject to the risks associated with changes in the interest rate environment.  The management of interest rate risk is a significant component of the company’s risk management process and is discussed in more detail below under the heading “Opportunities and Risks.”

Net interest income, which is the margin or spread in dollar terms (i.e., interest income less interest expense) amounted to $32.1 million or 82% of the company’s revenue (net interest income plus non-interest income) in 2004 compared to $28.4 million or 76% of revenue in 2003.  Net interest income increased $3.8 million or 13% in 2004 compared to 2003.  The increase in net interest income was primarily attributed to an increase in interest earning balances and an increase in net interest margin.

The company’s net interest margin increased by 12 basis points to 4.50% for the year ended December 31, 2004, compared to 4.38% for the year ended December 31, 2003. This compares to margin compression of 37 basis points in the period from December 31, 2002 through December 31, 2003. The increase in margin in 2004 was primarily due to the decline in total cost of funds of 15 basis points, compared to the 3 basis point reduction in yield on interest earning assets.  The slight reduction in yield on interest earning assets reflects the lower market rates during the period partially offset by the increase in higher yielding average loan balances in conjunction with the decline of comparatively lower yielding investment balances.

The significant declines in yields on both assets and liabilities seen in prior years slowed in 2004, primarily due to the majority of term balances having already repriced downward during the low rate environment of prior years.  Also minimizing declines were the recent increases to short-term market indices, including the prime lending rate and federal funds rates, in the second half of 2004.  The increase in short-term rates triggered a modest repricing on earning assets, particularly loans tied to such indices, while deposit rates remained relatively stable.

The provision for loan losses was $1.7 million in 2004 compared to $1.1 million in 2003.  The primary reason for the increase was a provision of $0.8 million taken in the first quarter of 2004 primarily resulting from approximately $0.5 million in net charge-offs during that quarter.  The provision reflects management’s estimate of the level of loan loss reserves necessary to support the level of credit risk inherent in the portfolio.

The management of credit risk is a significant component of the company’s risk management process and is discussed in more detail below under the heading “Opportunities and Risks.”

The company’s earnings are also directly impacted by non-interest income, consisting of traditional banking fee income such as deposit and loan fees, gains on the sales of investment securities and loans, and non-deposit revenue streams such as investment management, trust and insurance services.  Non-interest income was $7.0 million and $8.7 million for 2004 and 2003, respectively.  The decrease in 2004 was primarily due to reductions in gains on sales of investment securities and loans.

The effective management of operating expenses and the level of income taxes are also key components of the company’s financial results.  Non-interest expense amounted to $25.7 million and $23.3 million in 2004 and 2003, respectively.  The 10% increase in 2004 was primarily related to the infrastructure necessary to support the company’s growth and expansion into new markets.

The effective tax rate for 2004 and 2003 was 36.2% and 45.2%, respectively. The effective rate for 2004 reflects normal activity with the decrease from statutory rates of 40.93% primarily due to interest income earned on tax exempt municipal securities.  The 2003 effective rate was impacted by retroactive legislation related to state tax assessments.

See “Massachusetts Department of Revenue Tax Dispute” in this Item 7 below for further details.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, borrowings from the FHLB, securities sold under agreements to repurchase, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans and purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Opportunities and Risks

Notwithstanding the substantial competition the company faces to attract deposits and to generate loans within its market area, management believes that the company has established a market niche in the Merrimack Valley and North Central regions of Massachusetts.

Management believes that it continually differentiates the company from competitors by providing innovative commercial and consumer banking, investment, and insurance products to our customers, composed principally of growing and privately held businesses, professionals, and consumers, delivered through prompt and personal service based on management’s familiarity and understanding of such customers’ banking needs.

Management believes that the company’s market position has been enhanced by the ongoing consolidation within the banking industry, and in particular in Massachusetts. Additionally, management actively seeks to improve its market position by pursuing opportunities in neighboring markets.  During 2004, the company opened two new branches, located in Andover, Massachusetts and in Salem, New Hampshire.  The company will open its fourteenth office, to be located in Tewksbury, Massachusetts, in mid-2005.

The company has added four branches over the last three years and the continued branch expansion is expected to increase the company’s operating expenses, primarily in salaries, marketing, and occupancy expenses, before the growth benefits are fully achieved. Through business development and focused marketing efforts, management expects to continue penetration into existing markets, and to position itself to increase market share as the industry consolidation by larger regional banking companies continues.

The company’s interest rate risk management process involves evaluating various interest rate scenarios, competitive dynamics and market opportunities.  Currently, management considers the company’s primary interest rate risk exposure to be from margin compression due to declining interest rates or a flattening yield curve.

Generally, under the declining rate scenario, longer term asset yields re-price lower, while shorter term liability yields, including non-interest bearing deposits, have minimal ability to decline. Such a scenario has been prevalent in the banking industry over the past couple of years. Significant margin contraction occurred as average interest rates approached historic lows, earning assets continued to re-price downward and interest bearing liabilities had little room to move significantly lower. In addition, as market rates declined prepayments of loans and mortgage backed investment securities accelerated, forcing the company to reinvest those proceeds at the lower market rates.  However, in 2004 the downward trend in net interest margin appeared to have stabilized and short-term market rates began to move upward.

Under a flattening yield curve scenario, short-term rates would move near or to the levels of longer term rates, also resulting in margin compression.  Under such a scenario, shorter-term liability costs would increase, either from market movements or competitive pressures, while longer term asset yields would remain relatively stable.  The risk of a flattening yield curve is somewhat mitigated by the company’s product mix. Approximately 35% of loans are indexed to the prime lending rate, a short term rate, and approximately 45% of the company’s deposits consist of low cost checking accounts, which are considered unlikely to incur significant interest rate increases.

The management of interest rate risk is a significant component of the company’s risk management process and is discussed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses, which is a direct charge to earnings and is discussed above under the heading “Composition of Earnings.”  Management determined that the allowance for loan losses of $10.9 million, or 1.91% of total loans at December 31, 2004, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date. In order to determine the adequacy of its allowance for loan losses management regularly monitors the level of credit risk through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.  The company discusses the methodology used to estimate the loan loss exposure under the heading “Allowance for Loan Losses” in “Critical Accounting Estimates” above, and further discusses management’s assessment of the allowance at December 31, 2004 under the heading “Allowance for Loan Losses” in the Financial Condition section of this Item 7 below.

In addition to the critical nature of effectively managing the company’s credit and interest rate risk, management also recognizes, as a key component of the risk management process, the importance of effectively mitigating operational risk, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to continually monitor and safeguard information on its operating systems and that of third party service providers.  The company contracts with an outside party to perform a broad scope of both internal and external security assessments on a regular basis. The third party tests the company’s security controls and network configuration, and assesses internal policies, practices and other key items.  The company also utilizes firewall technology to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems.  The company maintains an Information Security and Technology Practices policy applicable to all employees.  The policy outlines the employee’s responsibilities and key components of the company’s Information Security and Technology Practices Program, which include the following: identification and assessment of risk; institution of policies and procedures to manage and control the risk; risk assessment of outsourced service providers; development of strategic security contingency plans; training of all officers and employees; and reporting to the board of directors.   Significant technology issues, related changes in risk and results of third party security assessments are reported to the Board’s Technology Steering and Audit Committees.  The Board, through these committees, reviews the status of the Information Security and Technology Practices Program and makes adjustments to the policy as deemed necessary.

The company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence which would disable the company for an extended period.  The plan establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which impacted services will be restored.

Management views the current banking landscape as an opportunistic period.  Management believes that the combination of its focused business strategy, industry consolidation, branch expansion and continued market penetration have positioned the company well to achieve success in the coming years.  The effective management of credit, interest rate and operational risk along with excelling in a very competitive landscape are the significant challenges for the company.

Financial Condition

Total assets increased $96.6 million, or 13%, over the prior year, to $848.2 million at December 31, 2004.  The increase was primarily attributable to an increase in total loans, of $81.6 million, or 17%. The primary components of the growth were construction and commercial real estate lending.

Asset growth was primarily funded through deposit growth of $107.8 million or 16%, offset by a decrease in borrowed funds of $17.8 million.  The primary increase in deposits were in low cost checking deposits of $39.5 million or 15%, exclusive of a $32 million deposit received in late December and withdrawn in early January.

The following table presents condensed financial data as of December 31, 2004 and 2003, and related change in the balance of each category.

($ in thousands)	12/31/04	12/31/03	Change
Assets
Cash and due from banks	$25,180	$31,102	$(5,922)
Total short-term investments	40,290	14,000	26,290
Investment securities at fair value	187,601	196,308	(8,707)
Total loans	570,459	488,839	81,620
Allowance for loan losses	(10,923)	(9,986)	(937)
Other assets	35,564	31,282	4,282

Total assets	$848,171	$751,545	$96,626

Liabilities & Stockholders’ Equity

Deposits	$768,644	$660,824	$107,820
Borrowed funds	3,651	21,424	(17,773)
Junior subordinated debentures	10,825	10,825	—
Other liabilities	3,367	3,722	(355)
Stockholders’ equity	61,684	54,750	6,934

Total liabilities & stockholder’s equity	$848,171	$751,545	$96,626

Loans

Total loans were $570.5 million, or 67% of total assets, at December 31, 2004, compared with $488.8 million, or 65% of total assets, at December 31, 2003.  The $81.6 million, or 17%, increase in loans outstanding was attributable to expansion into new markets, continued customer-call efforts, marketing and advertising, and increased market penetration. During 2004, commercial real estate loans increased $33.2 million or 15%, commercial and industrial loans increased by $10.6 million or 8%, construction loans increased $29.3 million, or 54%, residential real estate loans and home equity mortgages increased by $8.9 million, or 12%, and consumer loans decreased $0.4 million or 9%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2004		2003		2002		2001		2000
($ in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Comm’l real estate	$257,657	45.1%	$224,450	45.8%	$177,827	42.8%	$163,102	43.2%	$123,269	39.4%
Commercial	142,909	25.0%	132,313	27.0%	122,144	29.4%	94,762	25.1%	84,284	26.9%
Construction	83,445	14.6%	54,187	11.1%	32,888	7.9%	28,443	7.5%	19,015	6.1%
Residential mortgages	40,654	7.1%	39,465	8.0%	44,742	10.8%	59,234	15.7%	56,753	18.1%
Home equity	42,823	7.5%	35,139	7.2%	29,937	7.2%	24,594	6.5%	21,229	6.8%
Consumer	4,139	0.7%	4,558	0.9%	5,075	1.2%	6,697	1.8%	8,210	2.6%
Loans held for sale	101	0.0%	262	0.0%	2,865	0.7%	733	0.2%	284	0.1%
Gross loans	571,728	100.0%	490,374	100.0%	415,478	100.0%	377,565	100.0%	313,044	100.0%
Deferred fees	(1,269)		(1,535)		(1,355)		(1,238)		(1,027)
Total loans	570,459		488,839		414,123		376,327		312,017
Allowance for loan losses	(10,923)		(9,986)		(9,371)		(8,547)		(6,220)
Net loans	$559,536		$478,853		$404,752		$367,780		$305,797

The following table sets forth the scheduled maturities of commercial real estate, commercial and construction loans in the company’s portfolio at December 31, 2004. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

($ in thousands)	Commercial Real Estate	Commercial	Construction
Amounts due:
One year or less	$13,396	$74,421	$52,454
After one year through five years	29,556	39,040	21,201
Beyond five years	214,705	29,448	9,789
	$257,657	$142,909	$83,444

Interest rate terms on amounts due after one year:
Fixed	$9,473	$20,696	$6,005
Adjustable	234,788	47,792	24,985

Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

Commercial real estate, commercial and construction loans secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $464.6 million at December 31, 2004, representing an increase of $82.2 million, or 22%, from the previous year. The growth of the commercial loan portfolio in 2004 is a reflection of the company’s emphasis on developing commercial relationships, customer-call efforts, service culture and increased market penetration.

Unsecured commercial loans and lines included in commercial loans were $16.6 million and $25.0 million at December 31, 2004 and 2003, respectively, a decrease of $8.4 million. Also included in commercial loans are loans under various Small Business Administration programs amounting to $10.0 million and $8.8 million as of December 31, 2004 and 2003, respectively.

Over the past year construction loans, including both commercial and residential construction, grew by $29.3 million or 54%.  The company attributes this growth to an experienced team of lenders focused on this market segment, coupled with the company’s expansion into new geographic markets.

Management views commercial construction lending as a market segment with the potential for continued growth.  In recent years, management has made the strategic decision to pursue judicious expansion of this portfolio.  Commercial construction loans included in total construction loans amounted to $80.6 million and $50.7 million at December 31, 2004 and 2003, respectively, an increase of $29.9 million, or 59%.

Also included in the construction loan balances are residential construction loans outstanding totaling $2.8 million and $3.5 million at December 31, 2004 and 2003, respectively, a decrease of $0.7 million.  Balances represent financing for the construction of single unit owner occupied residences, and are typically moved into the residential mortgage portfolio upon completion of construction.

At December 31, 2004 the company had commercial and construction loan balances participated out to various banks amounting to $20.0 million.  These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $19.1 million at December 31, 2004.

Residential mortgage loans outstanding were $40.7 million at December 31, 2004, representing an increase of $1.2 million, or 3%, from the previous year. Home equity loans and lines outstanding were $42.8 million at December 31, 2004, representing an increase of $7.7 million, or 22%, from the previous year.

Asset Quality

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the company at the dates indicated:

	December 31,
($ in thousands)	2004	2003	2002	2001	2000

Non-accrual loans	$2,140	$2,983	$1,915	$1,874	$1,054
Accruing loans > 90 days past due	—	—	2	1	26
Total non-performing loans	2,140	2,983	1,917	1,875	1,080
Other real estate owned	—	—	—	—	—
Total non-performing assets	$2,140	$2,983	$1,917	$1,875	$1,080

Accruing restructured loans not included above	$26	$2,370	$2,086	$146	$167
Delinquent loans 30-89 days past due	4,325	2,510	1,287	1,119	425

Non-performing loans to total loans	0.38%	0.61%	0.46%	0.50%	0.35%
Non-performing assets to total assets	0.25%	0.40%	0.26%	0.30%	0.19%
Loans 30-89 days past due to total loans	0.76%	0.51%	0.31%	0.30%	0.14%

Non-performing assets were $2.1 million at December 31, 2004, compared to $3.0 million at December 31, 2003, a decrease of $0.8 million or 28%, and the ratio of non-performing loans as a percentage of total loans outstanding decreased to 0.38% from 0.61% at those same periods.  The improvement was due to loans returning to performing status or being paid off, which amounting to $1.8 million, principal and interest payments on existing non-accrual loans of $0.3 million and partial charge-offs of $0.6 million, offset by additions to non-accrual loans of $1.8 million as of December 31, 2004.

There were no other real estate owned balances during the years ended December 31, 2004 or 2003.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower.  Total restructured loans outstanding as of December 31, 2004 and 2003 were $167 thousand and $3.1 million, respectively.  Restructured loans included in non-performing assets amounted to $141 thousand and $700 thousand at December 31, 2004 and 2003, respectively. Accruing restructured loans as of December 31, 2004 and 2003 were $26 thousand and $2.4 million respectively.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans increased from 0.51% at December 31, 2003 to 0.76% at December 31, 2004, due mainly to three individual commercial real estate loans which were 31 days past due at December 31, 2004 (and which were subsequently brought current in January 2005).  Total impaired loans were $2.0 million and $4.3 million at December 31, 2004 and 2003, respectively. Impaired loans included in non-accrual loans were $2.0 million and $1.9 million as of December 31, 2004 and 2003, respectively.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The company uses an asset classification system, which classifies loans depending on risk of loss characteristics.  The most severe classifications are “substandard” and “doubtful”.  At December 31, 2004, the company classified $8.9 million and $0 as substandard and doubtful loans, respectively.  Included in the substandard category is $1.2 million in non-performing loans.  The remaining balance of substandard loans is performing but possesses potential weaknesses and, as a result, could become non-performing loans in the future.

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

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
($ in thousands)	2004	2003	2002	2001	2000

Average loans outstanding	$527,903	$448,178	$395,356	$340,593	$285,792

Balance at beginning of year	$9,986	$9,371	$8,547	$6,220	$5,446

Charged-off loans:
Commercial real estate	—	—	—	—	—
Commercial	901	628	532	182	229
Construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—
Consumer	84	55	216	43	57
Total charged-off	985	683	748	225	286

Recoveries on loans previously charged-off:
Commercial real estate	—	2	—	—	48
Commercial	259	193	193	28	24
Construction	—	—	—	—	100
Residential mortgage	—	—	43	20	—
Home equity	—	—	—	—	25
Consumer	13	28	11	24	10
Total recoveries	272	223	247	72	207

Net loans charged-off	713	460	501	153	79
Provision charged to operations	1,650	1,075	1,325	2,480	603
Addition related to acquired loans	—	—	—	—	250

Balance at December 31	10,923	$9,986	$9,371	$8,547	$6,220

Net loans charged-off to average loans	0.14%	0.10%	0.13%	0.04%	0.03%
Net loans charged-off to allowance for loan loss	6.53%	4.61%	5.35%	1.79%	1.27%
Allowance for loan losses to loans	1.91%	2.04%	2.26%	2.27%	1.99%
Allowance for loan losses to non-performing loans	510.42%	334.76%	488.84%	455.84%	575.93%
Recoveries to charge-offs	27.61%	32.65%	33.02%	32.00%	72.38%

The ratio of the allowance for loan losses to non-performing loans was 510.42% at December 31, 2004 compared to 334.76% and 488.84% at December 31, 2003 and 2002, respectively. The increase in 2004 resulted from an $0.8 million decrease in the balance of non-performing loans, while the balance in the allowance for loan losses increased by $0.9 million over the period. The increase in the allowance was due to provisions of $1.65 million, offset by net charge-offs of $0.7 million.  Included in the total charge-offs are $0.7 million related to four commercial borrowing relationships which were charged off primarily in the first half of 2004.

During the period, the company’s ratio of the allowance for loan losses to total loans decreased from 2.04% at December 31, 2003 to 1.91% at December 31, 2004.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of non-performing loans, net charge-offs, loan growth, economic trends and comparison to industry peers.

Following September 11, 2001, the company began providing for loan loss reserves at a higher level due to management’s estimate of a prolonged and significant economic downturn, which was expected to result in deterioration of the loan portfolio’s credit quality.  Consequently, the company’s loan loss reserve to total loan ratio increased from 1.99% at December 31, 2000 to a range approximating 2.20% to 2.30% through December 31, 2002.

However, in the ensuing periods, neither the economic results nor the portfolio’s credit quality deteriorated to the extent previously anticipated by management. Consequently, management concluded that reserve levels of 2.04% at December 31, 2003 and 1.91% at December 31, 2004 were reasonable given management’s assessment of the credit risk inherent in the portfolio and the economic environment as of those dates.

Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio and will continue to monitor the need to add to the company’s allowance for loan losses.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2004.

The following table represents the allocation of the company’s allowance for loan losses amongst the different categories of loans and the percentage of loans in each category to total loans for the periods ending on the respective dates indicated:

	December 31,
	2004		2003		2002		2001		2000
($ in thousands)	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans	Allowance allocation	Loan category as % of total loans

Comm’l real estate	$5,617	45.1%	$4,855	45.8%	$4,087	42.8%	$3,644	43.2%	$2,660	39.4%
Commercial	2,925	25.0%	3,409	27.0%	3,650	29.4%	2,482	25.1%	2,125	26.9%
Construction	1,613	14.6%	1,141	11.1%	711	7.9%	677	7.5%	417	6.1
Residential mortgage/ HELOC’s	699	14.6%	529	15.2%	838	18.7%	999	22.4%	878	25.0%
Consumer	69	0.7%	52	0.9%	85	1.2%	133	1.8%	140	2.6%
Unallocated	—	—	—	—	—	—	612	—	—	—
Total	$10,923	100.0%	$9,986	100.0%	$9,371	100.0%	$8,547	100.0%	$6,220	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2004, total short-term investments amounted to $40.3 million or 5% of total assets compared to $14.0 million, or 2% of total assets, at December 31, 2003.  The balance of total short-term investments at December 31, 2004 was partially inflated by the temporary investment of a $32 million demand deposit received in late December and withdrawn in early January.  Short-term investments carried as cash equivalents consist of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes maturing in less than ninety days, and amounted to $32.1 million and $4 million as of December 31, 2004 and 2003, respectively.  The remaining balance carried as “other short-term investments” consists of auction rate preferred securities with redemption options (auction dates) every 49 days, but which cannot readily be converted to cash at par value until the next successful auction. These other short-term investments amounted to $8.2 million and $10 million as of December 31, 2004 and 2003, respectively.

Investment Securities

At December 31, 2004 and 2003, all investment securities were classified as available for sale and were carried at fair market value. At December 31, 2004, the investment portfolio represented 22% of total assets.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
($ in thousands)	2004	2003	2002

Federal agency obligations(1)	$29,206	$23,166	$—
Collateralized mortgage obligations and other Mortgage backed securities (CMO/MBS)	98,890	107,037	181,023
Municipal securities	55,578	59,632	53,772
Fixed income securities	$183,674	$189,835	$234,795

Certificates of deposit	1,000	1,000	1,000
Federal Home Loan Bank stock	1,340	3,301	3,301
Equity securities	1,587	2,172	—
Total investments available for sale	$187,601	$196,308	$239,096

(1) Federal agency obligations include securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank.  These securities do not represent obligation of the US government and are not backed by the full faith and credit of the United States Treasury.

As of December 31, 2004, the net unrealized appreciation in the investment portfolio was $2.6 million compared to $3.5 million at December 31, 2003.  The decrease in net unrealized gains was primarily due to higher market rates at the end of 2004 compared to 2003. The net unrealized appreciation at December 31, 2004, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $1.6 million.

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

During 2004 the company recognized $0.9 million in net gains on sales of $19.0 million of securities.  Principal paydowns, calls and maturities totaled $31.6 million during the period, and were primarily comprised of prepayments in the mortgage backed securities portfolio.  The proceeds from the sales and paydowns were partially utilized to purchase $42.6 million of investments, primarily U.S agency, municipal and mortgage backed securities, with the remainder invested in short term investments.

The contractual maturity distribution at amortized cost, as of December 31, 2004, of the fixed income securities above with the weighted average yield for each category is as follows:

	Under 1 Year		>1 - 3 Years		>3 - 5 Years		>5 - 10 Years		Over 10 Years
($ in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Agency obligations	$12,675	2.30%	$—	—	$12,376	4.31%	$3,996	4.89%	$—	—
CMO/MBS	—	—	14	6.69%	1,010	5.51%	24,467	4.12%	72,906	4.17%
Municipals(1)	585	6.05%	6,265	3.36%	15,819	4.34%	21,459	5.79%	9,739	7.72%
	$13,260	2.46%	$6,279	3.37%	$29,205	4.37%	$49,922	4.90%	$82,645	4.59%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the U.S agency and municipal categories are $39.6 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the company’s asset-liability management program.

Deposits

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2004		December 31, 2003		December 31, 2002
($ in thousands)	Amount	percent	Amount	Percent	Amount	Percent

Demand deposits	$172,949	22.5%	$127,081	19.2%	$118,460	18.6%
Interest bearing checking	170,224	22.1%	144,578	21.9%	148,873	23.3%
Total checking	343,173	44.6%	271,659	41.1%	267,333	41.9%

Retail savings/money markets	172,748	22.5%	150,140	22.7%	122,792	19.3%
Commercial savings/money markets	120,461	15.7%	98,396	14.9%	95,252	14.9%
Total savings/money markets	293,209	38.2%	248,536	37.6%	218,044	34.2%

Certificates of deposit	132,262	17.2%	140,629	21.3%	152,675	23.9%

Total deposits	$768,644	100.0%	$660,824	100.0%	$638,052	100.0%

Deposits increased $107.8 million, or 16%, to $768.6 million at December 31, 2004, from $660.8 million at December 31, 2003. Deposits as a percentage of total assets were 91% at December 31, 2004 compared to 88% at December 31, 2003. The increase in total deposits resulted primarily from continued penetration in existing markets due to the company’s business development efforts, competitive cash management and internet banking products, and consumers seeking alternatives to the stock market.

The company’s deposit mix remained favorable during 2004. Included in the checking accounts balance was a $32 million deposit received in late December and withdrawn in early January.  Excluding this transaction, lower cost checking accounts increased $39.5 million or 15% and accounted for 42% of total deposits.  Higher cost savings and money market accounts increased by $44.7 million, or 18%, while certificates of deposit declined by $8.4 million, or 6%.

The table below shows the comparison of the company’s average deposits and average rates paid for the periods indicated.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2004			2003			2002
($ in thousands)	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits

Demand	$143,441	—	20.2%	$124,904	—	19.2%	$112,376	—	19.3%

Interest Chkg	153,085	0.30%	21.6%	146,177	0.26%	22.4%	120,112	0.53%	20.6%
Savings	156,483	1.13%	22.0%	128,455	1.15%	19.7%	103,542	1.71%	17.8%
Money market	121,513	1.24%	17.1%	103,099	1.29%	15.8%	91,023	1.86%	15.6%
	431,081	0.87%	60.7%	377,731	0.84%	57.9%	314,677	1.30%	54.0%

Time deposits	135,611	1.92%	19.1%	149,555	2.37%	22.9%	155,500	3.41%	26.7%

Total	$710,133	0.89%	100.0%	$652,190	1.03%	100.0%	$582,553	1.61%	100.0%

The decrease in the average rate paid on total deposit accounts to 0.89% for 2004 from 1.03% for 2003 resulted primarily from declining yields on time deposits.

Borrowings

Total borrowings, consisting of securities sold to customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, decreased by $17.8 million from December 31, 2003 to December 31, 2004.

The company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the company’s asset-liability management program.  At December 31, 2004 the bank had the ability to borrow up to $150.1 million from the FHLB, compared to $123.4 million at December 31, 2003.  Actual outstanding advances at December 31, 2004 amounted to $1.9 million with a weighted average rate of 2.94%. FHLB borrowings decreased $18.5 million from December 31, 2003.  The decrease was due to short-term advances, taken at the end of December 2003, to support the company’s liquidity needs at that time.   The outstanding balance at December 31, 2004 was composed of $1.4 million in short-term (2-3 weeks) advances, at 1.97%, and $0.5 million of long-term (15 year) advances, at 5.94%. Maximum amounts outstanding at any month end during 2004, 2003, and 2002 were $20.7 million, $20.5 million and $16.5 million respectively.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio with terms typically ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company.  Interest rates paid by the company on the repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction.  Repurchase agreements increased by $764 thousand during 2004. At December 31, 2004, the company had $1.7 million in term repurchase agreements outstanding with a weighted average interest rate of 1.84% and original terms from one to six months. Maximum amounts outstanding at any month end during 2004, 2003, and 2002 were $14.5 million, $1.0 million, and $48.1 million, respectively.

The table below shows the comparison of the company’s average repurchase agreements and FHLB advances and average rates paid for the periods indicated.

	Year ended December 31,
	2004		2003		2002
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$2,867	1.62%	$925	1.19%	$15,960	1.77%
FHLB advances	5,018	1.71%	4,419	1.83%	1,167	3.47%

Total	$7,885	1.67%	$5,344	1.72%	$17,127	1.89%

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The company’s primary source of funds is dividends from the bank and long-term borrowings.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At December 31, 2004, the company had the capacity to borrow additional funds from the FHLB of up to $148.2 million, and had the ability to issue up to $115 million in brokered certificates of deposit through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  See the discussion above under the heading “Borrowings” regarding outstanding FHLB advances.   The company also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the company is able to borrow funds from Lehman Brothers by entering into an agreement to sell and repurchase certain investment securities in the company’s portfolio. There were no balances outstanding or securities subject to any repurchase obligation with Lehman Brothers at December 31, 2004, or 2003.

Management believes that the company has adequate liquidity to meet its commitments.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company’s consolidated financial condition.  At December 31, 2004 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable Federal Reserve Board and FDIC regulations.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2004, see note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, commitments to sell loans, standby letters of credit and unadvanced loans and lines of credit.

The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.  The contract amounts of these instruments reflect the extent of involvement the company has in the particular classes of financial instruments.

The following table summarizes the contractual obligations and commitments at December 31, 2004.

		Payments Due By Period
($ in thousands)	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$1,933	$1,463	$—	$—	$470
Subordinated debentures	10,825	—	—	—	10,825
Operating lease obligations	2,718	815	840	334	729
Repurchase agreements	1,718	1,718	—	—	—
Total contractual obligations	$17,194	$3,996	$840	$334	$12,024

		Commitment Expiration - Per Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$192,831	$129,795	$21,003	$4,534	$37,499
Standby letters of credit	19,516	18,223	795	200	298
Commitments to originate loans	26,397	26,397	—	—	—
Commitments to sell loans	677	677	—	—	—
Total commitments	$239,421	$175,092	$21,798	$4,734	$37,797

Investment Assets Under Management

The company provides a wide range of investment management services.  These services include management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment management and trust division, as well as the maintenance of the investment portion of commercial sweep accounts in money market mutual funds. The market value of each of these components is affected by fluctuation in the financial markets.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
($ in thousands)	2004	2003	2002
Investment assets under management	$315,320	$322,127	$264,456
Investment portion of commercial sweep accounts	47,930	53,170	52,938
Total investment assets under management	$363,250	$375,297	$317,394

Total investment assets under management declined by $12.0 million, or 3%, from $375.3 million at December 31, 2003 to $363.3 million at December 31, 2004.  The decline was due to reductions in investment assets under management of $6.8 million and in the investment portion of commercial sweep accounts of $5.2 million.  The decline in investment assets under management was primarily due to the closing of a large account in the fourth quarter of 2004, offset by asset growth from new business and a general increase in investment market values.  The investment portion of the bank’s commercial sweep account fluctuates in accordance with the cash needs of the customers.

Results of Operations

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2004 and 2003.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2004 vs. 2003				2003 vs. 2002
($ in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest Income
Loans	$5,031	$(896)	$(129)	$4,006	$3,761	$(3,202)	$(419)	$140
Investments (1)	(500)	—	(79)	(579)	454	(2,930)	(278)	(2,754)
Total	4,531	(896)	(208)	3,427	4,215	(6,132)	(697)	(2,614)

Interest Expense
IntChkg/Savings/MM	448	113	(2)	559	820	(1,448)	(291)	(919)
Time deposits	(330)	(673)	63	(940)	(203)	(1,617)	60	(1,760)
Borrowed funds	44	(3)	(1)	40	(223)	(29)	20	(232)
Total	162	(563)	60	(341)	394	(3,094)	(211)	(2,911)

Change in net interest income	$4,369	$(333)	$(268)	$3,768	$3,821	$(3,038)	$(486)	$297

(1)                          Investments include investment securities and total short-term investments.

The table on the following page presents the company’s average balance sheet, net interest income and average rates for the years ended December 31, 2004, 2003 and 2002.

Average Balances, Interest and Average Interest Rates

	Year ended December 31, 2004			Year ended December 31, 2003			Year ended December 31, 2002
($ in thousands)	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate

Assets:

Loans (1)	$527,903	$32,280	6.11%	$448,178	$28,274	6.31%	$395,356	$28,134	7.12%
Investments (2) (3)	209,942	7,488	4.09%	222,161	8,067	4.09%	213,854	10,821	5.46%
Total interest earnings assets	737,845	39,768	5.54%	670,339	36,341	5.57%	609,210	38,955	6.54%
Other assets (4)	52,675			54,111			52,218

Total assets	$790,520			$724,450			$661,428

Liabilities and stockholders’ equity:

Int Chkg, Savings and money market	$431,081	$3,741	0.87%	$377,731	$3,182	0.84%	$314,677	$4,101	1.30%
Time deposits	135,611	2,598	1.92%	149,555	3,538	2.37%	155,500	5,298	3.41%
Borrowed funds	7,885	132	1.67%	5,344	92	1.72%	17,127	324	1.89%
Subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing deposits and borrowings	585,402	7,648	1.31%	543,455	7,989	1.47%	498,129	10,900	2.19%

Net interest rate spread (2)			4.23%			4.10%			4.35%

Non-interest bearing deposits	143,441	—	—	124,904	—	—	112,376	—	—
Total deposits and borrowings	728,843	7,648	1.05%	668,359	7,989	1.20%	610,505	10,900	1.79%

Other liabilities	3,881			4,731			4,855
Total liabilities	732,724			673,090			615,360

Stockholders’ equity	57,796			51,360			46,068

Total liabilities and stockholders’ equity	$790,520			$724,450			$661,428

Net interest income		$32,120			$28,352			$28,055

Net interest margin (2)			4.50%			4.38%			4.75%

(1)           Average loans include non-accrual loans and are net of average deferred loan fees.

(2)           Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect was $1,107, $1,019, and $858 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)           Investments include investment securities and total short-term investments.

(4)           Other assets include cash and due from banks, FAS 115 market value adjustments, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Income

The company had net income in 2004 of $7.5 million compared to $6.9 million for 2003, an increase of 8%.  Earnings per share for 2004 were $2.06 and $1.97 on a basic and diluted basis, compared to $1.95 and $1.87 in 2003, increases of 6% and 5%, respectively.

Net Interest Income

The company’s net interest income was $32.1 million for the year ended December 31, 2004, an increase of $3.8 million, or 13% over the prior year. The primary driver of the increase was an 18% increase in average loans, funded primarily through lower cost and non-interest bearing deposit growth.

Net Interest Margin

Tax equivalent net interest margin increased to 4.50% in 2004 from 4.38% for 2003.  The primary reasons for the change was an increase in the percentage of loans to interest earning assets and a decrease in total deposit and borrowing yields.

The average yield on loans decreased 20 basis points, however, the overall yield for interest earning assets only decreased 3 basis points as the average balance of lower yielding investments declined and higher yielding average loans balances increased.

Regarding liabilities, the overall yield on deposits and borrowings decreased 16 basis points primarily due to a 45 basis point decrease in time deposit yields and an $18.5 million increase in the average balances of non-interest bearing deposits.

Interest Income

Interest income increased by $3.4 million for the year ended December 31, 2004 to $39.8 million. The increase resulted from an increase in the average balance of interest earning assets of $67.5 million, or 10%, to $737.8 million for the year ended December 31, 2004, slightly offset by a decline in the average tax equivalent yield on interest earning assets of 3 basis points, to 5.54%.  The slight decline in yield resulted from a composition change. Average loan balances increased while average investment balances decreased.  However, loan yields declined compared to investment yields that remained unchanged.

For the year ended December 31, 2004, average loan balances increased by $79.7 million, or 18%, while the average rate earned on loans declined by 20 basis points to 6.11%.  Interest income on loans increased $4.0 million for the year ended December 31, 2004 to $32.3 million.

Income on investment securities and total short-term investments (together, “investments”) declined by $579 thousand, to $7.5 million for the year ended December 31, 2004.  The average investment balance decreased by $12.2 million, or 6%, for the year ended December 31, 2004, compared to the year ended December 31, 2003.  The average tax equivalent yield remained the same at 4.09% for the years ended December 31, 2003 and 2004.

Interest Expense

Interest expense for the year ended December 31, 2004 was $7.6 million compared to $8.0 million for the same period ended December 31, 2003, a decrease of $341 thousand or 4%.  This decrease resulted from a reduction in the average interest rate paid on interest bearing liabilities of 16 basis points to 1.31% for the year ended December 31, 2004, offset by an increase in the average balance of interest-bearing deposits and borrowings of $41.9 million, or 8%, to $585.4 million for the year ended December 31, 2004.

Interest expense on deposits was $6.3 million and $6.7 million for the years ended December 31, 2004 and 2003, respectively, a decline of $381 thousand, or 6%. The average interest rate paid on savings, checking and money market deposit accounts increased 3 basis points for the year ended December 31, 2004, due to slightly higher market rates, while the average balance of such deposit accounts increased by $53.4 million, or 14%, to $431.1 million for the year ended December 31, 2004.  The average interest rate on time deposits decreased 45 basis points for the year ended December 31, 2004 compared to the same period ended December 31, 2003.  The average balance on time deposits decreased by $13.9 million, or 9%, to $135.6 million for the year ended December 31, 2004.

The average interest rate on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, decreased 5 basis points to 1.67%, for the year ended December 31, 2004.  The average balance of borrowed funds for the year ended December 31, 2004 increased to $7.9 million compared to $5.3 million for the year ended December 31, 2003. The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2004 and 2003.

The average balance of non-interest bearing deposits increased by $18.5 million, or 15%, for the year ended December 31, 2004.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.05% for the year ended December 31, 2004, compared to 1.20% for the same period ended December 31, 2003.

Provision for Loan Losses

The provision for loan losses amounted to $1.7 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively.  The increase primarily resulted from net charge-offs in the first quarter and 17% loan growth in 2004.

The provision reflects real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts, the level of non-accrual loans, levels of charge-offs and recoveries, growth of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of current risk. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income was $7.0 million for the year ended December 31, 2004 and decreased by $1.8 million compared to the same period in 2003. The primary components of the decrease were decreases in the gains realized from the sales of investment securities and loans, which collectively declined $1.8 million in 2004 compared to 2003.  Both declines primarily resulted from market interest rate levels, which made investment security sales less attractive than previous years and led to a significant reduction in mortgage volume.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
($ in thousands)	2004	2003	Change
Investment management and trust service fees	$2,104	$1,998	$106
Deposit service fees	2,058	2,184	(126)
Net gains on sales of investment securities	906	2,150	(1,244)
Gains on sales of loans	383	969	(586)
Other income	1,526	1,429	97
Total non-interest income	$6,977	$8,730	$(1,753)

Investment management and trust service fees increased by $106 thousand, or 5%, in 2004 compared to 2003. The change resulted from increases in the average balances of trust and investment assets under management, offset by a slight reduction in net fees earned per average asset. The year to date balances of average investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds and customers’ U.S. Treasury bills) increased by $44.4 million, or 15%, from $289.2 million in 2003 to $333.6 million for 2004.

Deposit service fees decreased by $126 thousand, or 6% to $2.1 million in 2004. The decrease was attributed to lower checking account fees and higher earnings credits for customers.  The earnings credit rate allows customers to earn credits, which are used to offset service charges.

Net gains on the sales of investment securities amounted to $906 thousand and $2.2 million for the years ended December 31, 2004 and 2003, respectively.  These gains were realized on sales of securities of $19.0 million and $69.8 million in 2004 and 2003, respectively.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning during these periods.

Gains on sales of loans were $383 thousand for the year ended December 31, 2004, a decrease of $586 thousand or 60%.  The decrease was due to the decrease in the volume of fixed rate residential mortgage loans originated and subsequently sold. Fixed rate residential mortgage originations decreased as a result of the decrease in refinancing activity due to higher interest rates in 2004. The company sold approximately $25.9 million and $71.3 million of residential mortgage loans in 2004 and 2003, respectively.

Non-Interest Expense

Non-interest expense was $25.7 million for the year ended December 31, 2004 and increased by $2.3 million or 10% compared to the same period in 2003.  43% of the increase was due to salaries and benefits related to increases in staffing necessary to support the company’s strategic initiatives, and from higher benefit costs and supplemental retirement expense, offset by a reduced bonus charge.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
($ in thousands)	2004	2003	Change
Salaries and employee benefits	$14,788	$13,773	$1,015
Occupancy expenses	5,189	5,041	148
Audit, legal and other professional fees	1,368	887	481
Advertising and public relations	789	566	223
Supplies and postage	872	726	146
Trust professional and custodial expenses	527	521	6
Other operating expenses	2,154	1,828	326
Total non-interest expense	$25,687	$23,342	$2,345

Salaries and benefits expense totaled $14.8 million for the year ended December 31, 2004, compared with $13.8 million for the same period in 2003, an increase of $1.0 million, or 7%. The increase was due to an increases in salary expense related to the company’s strategic growth initiatives, supplemental retirement benefits, health insurance, 401k match and payroll taxes, offset by a reduction in the provision for employee bonuses.

Audit, legal and other professional expenses increased by $481 thousand or 54% in 2004.  The increase was primarily attributable to increased audit fees related to Sarbanes-Oxley compliance, registration for listing of the company’s stock on NASDAQ, for marketing support and outsourced technology services.

Advertising and public relations expenses increased $223 thousand or 39% to $789 thousand for the year ended December 31, 2004. The increase was primarily to support the company’s strategic initiatives undertaken during 2004, including the opening of two branches in new markets (Andover, MA and Salem, NH).

Other operating expenses increased $326 thousand or 18% to $2.2 million in 2004.  The primary increases were in dues and entertainment, loan workout expenses, director fees and check losses.

Income Tax Expense

Income tax expense and the effective tax rate for the year ended December 31, 2004 and December 31, 2003 were $4.3 million and 36.2%, and $5.7 million and 45.2%, respectively. The effective rate for 2004 reflects normal activity with the decrease from the statutory rates of 40.93% primarily due to the effect of interest income earned on tax exempt municipal securities.

In 2003 the company recorded income tax expense of $1.1 million, net of federal income tax benefit and deferred tax asset, for the tax years ended December 31, 1999 through 2002, as a result of the enactment of Massachusetts legislation and the company’s settlement of disputed taxes with the Massachusetts Department of Revenue.  Excluding this charge, the effective tax rate for the year ended December 31, 2003 would have been 36.6%.

See also “Massachusetts Department of Revenue Tax Dispute” below for further details regarding state tax matters that will affect the company’s future earnings.

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

For the year ended December 31, 2003, the average loan balances increased by $52.8 million, or 13%, while the average rate earned on loans declined by 81 basis points to 6.31% from 7.12% for the year ended December 31, 2002.  Interest income on loans increased slightly in 2003 to $28.3 million, from $28.1 million for 2002.

Income on investment securities and total short-term investments declined by $2.7 million, to $8.1 million in 2003,compared to $10.8 million in 2002.  The average balance of investment securities and total short-term investments increased by $8.3 million, or 4%, for the year ended December 31, 2003, compared to the year ended December 31, 2002.  The average tax equivalent yield on investment securities and short-term investments decreased by 137 basis points to 4.09% from 5.46% for the year ended December 31, 2003 as compared to the same period in 2002.  This drop in investment yield was associated with the increase in prepayment activity and the related acceleration of amortization expense, associated with mortgage related investments, due to low market rates and strong real estate values, as well as the reinvestment of the proceeds from securities sales and such prepayments at lower market rates over the period.

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

Borrowing expense declined by $0.2 million to $0.1 million in 2003, compared to $0.3 million in the prior year. The average interest rate on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, decreased 17 basis points to 1.72%, for the year ended December 31, 2003, compared to 1.89% for the year ended December 31, 2002.  The average balance of borrowed funds for the year ended December 31, 2003 decreased by $11.8 million, or 69%, to $5.3 million as compared to $17.1 million for the year ended December 31, 2002.  The decrease in average balance was attributable to the transition of the company’s commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the company to Federated money market mutual funds, which was completed in the second quarter of 2002. The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2003 and 2002.

The average balance of non-interest bearing deposits increased by $12.5 million, or 11%, for the year ended December 31, 2003.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.20% for the year ended December 31, 2003, compared to 1.79% for the same period ended December 31, 2002, a decline of 59 basis points.

Provision for Loan Losses

The provision for loan losses amounted to $1.1 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively.  Loans before the allowance for loan losses, increased by $74.7 million, or 18% from December 31, 2002 to December 31, 2003.  The ratio of net loans charged off to average loans decreased from 0.13% at December 31, 2002, to 0.10% at December 31, 2003.  The allowance for loan losses to loans ratio decreased from 2.26% at December 31, 2002, to 2.04% at December 31, 2003, due to the provision net of charge-offs, offset by the growth in the loan portfolio.

The provision reflects real estate values and economic conditions in New England and, in particular, the Merrimack Valley and North Central regions of Massachusetts, the level of non-accrual loans, levels of charge-offs and recoveries, growth of outstanding loans, known and inherent risks in the nature of the loan portfolio and management’s assessment of current risk. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

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

Investment management and trust service fees increased by $6 thousand, or 0.3%, in 2003 compared to 2002. Excluding fees received for estate settlements in the prior period, investment management and trust fees increased by $82 thousand.  The change resulted from increases in the average balances of trust and investment assets under management, offset by a slight reduction in net fees earned per average asset. Included in investment management and trust service fees is commission income, from brokerage services provided through a third party service arrangement, in the amount of $0.3 million for the year ended December 31, 2003 and $0.2 million for the year ended December 31, 2002.    The year to date balances of average investment assets under management (excluding the investment portion of commercial sweep accounts held in Federated money market mutual funds and customers’ U.S. Treasury bills) increased by $17.4 million, or 6%, from $273.9 million in 2002 to $291.3 million for 2003.

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

Other income increased by $0.2 million from 2002 to 2003.  The increase was primarily attributable to increases in loan fees, insurance commissions, and processing income earned on the Federated sweep product, offset by a decline in loan servicing income due to refinancing activity.

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

Accounting Rule Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for the consolidation of Variable Interest Entities (VIEs) that function to support the activities of the primary beneficiary, as defined.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity.  In October 2003, the FASB announced that it had deferred the implementation date for FIN 46 to the fourth quarter of 2003 for VIEs in existence prior to February 1, 2003.

The Trust constitutes the only entity in which the company holds a variable interest.  The company fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment with respect to the trust preferred securities issued by the Trust.  At December 31, 2004 the company’s investment in the Trust was $671 thousand and the Trust had outstanding trust preferred securities totaling $10.5 million.

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

Pursuant to FIN 46R, beginning with December 31, 2003 financial statements, the company has excluded the Trust from the current periods and has elected to voluntarily restate prior period financial statements for comparability purposes.  This “deconsolidation” has caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

In May 2004, due to accounting changes by the FASB related to trust preferred securities, the Federal Reserve Board published proposed changes to capital rules for bank holding companies, which were finalized on March 1, 2005.  These changes continue to allow the inclusion of trust preferred securities as a component of Tier 1 capital within prescribed limits, while imposing tighter requirements on the calculation of Tier 1 capital.  Under the new calculation method, the company’s Tier 1 regulatory capital ratios as of December 31, 2004, would continue to exceed the minimum required regulatory levels to be considered “Well Capitalized.”

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The task force concluded that an investment is impaired if the fair value of the investment is less than cost. If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. EITF No. 03-1 other-than-temporary impairment evaluations are effective for reporting periods beginning after June 15, 2004.

In September 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” due to industry responses to EITF No. 03-1.  The FSP provides guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases. It also delayed the effective date of EITF No. 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases until a final consensus could be reached.

In December 2004, the FASB announced that it will reconsider in its entirety the EITF’s and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.  Until the new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).  The standard, an amendment of FASB Nos. 123 and 95, eliminates the ability of companies to account for stock-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period (usually the vesting period), equal to the fair value at the grant date for stock options issued in exchange for employee services.  The statement is applicable to public companies prospectively for any interim or annual period beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application method.  Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

For periods before the required effective date entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The company currently uses the intrinsic value method to measure compensation cost. See note 1, “Stock Options”, in Item 8, Financial Statements and Supplementary Data, for pro forma information regarding compensation expense using the fair value method under SFAS 123.  As of December 31, 2004, the estimated impact of adopting SFAS 123(R) in 2005 will be recognition of additional compensation expense of $87 thousand for the six months of 2005 for which SFAS 123(R) will be effective. This estimate excludes any forfeitures or additional grants in 2005.  The company is still analyzing the full effect of the adoption of SFAS 123(R).

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

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (“the committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of six outside directors of the company and three senior managers of the company, who are also members of the Board of Directors with various management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and FHLB borrowing capacity.  The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability strategies and guidelines are revised accordingly based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth of the company and other factors.

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

The table below summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2004, simulated under three rate scenarios:  (i) an instantaneous 200 basis point upward shift in all interest rates, (ii) no change in interest rates, and (iii) an instantaneous 200 basis point downward shift in all interest rates.  Rates on the company’s interest sensitive assets and liabilities (i.e., rates on investments, loans, deposits and borrowings) have been changed accordingly.

	December 31,2004
($ in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP

Interest Earning Assets:
Loans	$59,134	$70,354	$82,044
Collateralized mortgage obligations and other mortgage backed securities	5,782	9,489	9,802
Other investments	4,667	5,699	6,434
Total interest income	69,583	85,542	98,280

Interest Earning Liabilities:
Time deposits	3,827	5,516	8,409
PIC, money market, savings	4,149	8,502	16,232
FHLB borrowings and repurchase agreements	104	137	205
Subordinated debentures	2,356	2,356	2,356
Total interest expense	10,436	16,511	27,202
Net interest income	$59,147	$69,031	$71,078

Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The results and conclusions reached from the December 31, 2004 simulation are not significantly different from the December 31, 2003 simulation set forth below.

	December 31,2003
($ in thousands)	Rates Fall 100 BP(1)	Rates Unchanged	Rates Rise 200 BP

Interest Earning Assets	$62,905	$69,736	$80,736
Interest Earning Liabilities	11,245	13,979	23,777
Net interest income	$51,660	$55,757	$56,959

(1) The low rate environment in effect at December 31, 2003 precluded modeling a large downward shift in rates, therefore a 100 basis point shift, rather than a 200 basis point downward shift was simulated in the model.

Maturity and composition information of the company’s loan portfolio, investment portfolio, certificates of deposit, and other borrowings are contained in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the captions “Loans,” “Short-Term Investments,” “Investment Securities,” “Deposits” and “Borrowings.” Management uses this information in the simulation model along with other information about the company’s assets and liabilities.  Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the company as rates change.  One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

Management also periodically assesses the sensitivity of the change in the net value of assets and liabilities (Economic Value of Equity or “EVE”) under different scenarios.  As interest rates rise, the value of interest earning assets generally declines while the value of interest bearing liabilities increases.  Management monitors the EVE on at least an annual basis.  Although management considers the effect on the EVE when making asset-liability strategy decisions, the primary focus is on managing the effect on the net interest margin under changing rate environments.

Item 8.                                   Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

($ in thousands)	2004	2003

Assets

Cash and equivalents:
Cash and due from banks	$25,180	$31,102
Short-term investments	32,090	4,000
Total cash and cash equivalents	57,270	35,102

Other short-term investments	8,200	10,000
Investment securities at fair value	187,601	196,308
Loans, less allowance for loan losses of $10,923 in 2004 and $9,986 in 2003	559,536	478,853
Premises and equipment	11,914	12,429
Accrued interest receivable	3,629	3,178
Deferred income taxes, net	4,084	3,532
Prepaid expenses and other assets	9,540	5,320
Income taxes receivable	—	293
Core deposit intangible, net of amortization	741	874
Goodwill	5,656	5,656

Total assets	$848,171	$751,545

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$768,644	$660,824
Borrowed funds	3,651	21,424
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	2,577	3,006
Income taxes payable	50	—
Accrued interest payable	740	716

Total liabilities	786,487	696,795

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,690,163 and 3,602,023 shares issued and outstanding at December 31, 2004 and 2003, respectively	37	36
Additional paid-in capital	22,598	21,006
Retained earnings	37,408	31,469
Accumulated other comprehensive income	1,641	2,239

Total stockholders’ equity	61,684	54,750

Total liabilities and stockholders’ equity	$848,171	$751,545

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31, 2004, 2003 and 2002

($ in thousands, except per share data)	2004	2003	2002

Interest and divided income:
Loans	$32,280	$28,274	$28,134
Investment securities	7,095	7,714	10,588
Total short-term investments	393	353	233
Total interest income	39,768	36,341	38,955

Interest expense:
Deposits	6,339	6,720	9,399
Borrowed funds	132	92	324
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	7,648	7,989	10,900

Net interest income	32,120	28,352	28,055

Provision for loan losses	1,650	1,075	1,325
Net interest income after provision for loan losses	30,470	27,277	26,730

Non-interest income:
Investment management and trust service fees	2,104	1,998	1,992
Deposit service fees	2,058	2,184	1,859
Net gains on sales of investment securities	906	2,150	1,341
Gains on sales of loans	383	969	547
Other income	1,526	1,429	1,179
Total non-interest income	6,977	8,730	6,918

Non-interest expense:
Salaries and employee benefits	14,788	13,773	14,339
Occupancy expenses	5,189	5,041	5,054
Audit, legal and other professional fees	1,368	887	1,177
Advertising and public relations	789	566	876
Supplies and postage	872	726	841
Trust professional and custodial expenses	527	521	749
Other operating expenses	2,154	1,828	1,911
Total non-interest expense	25,687	23,342	24,947

Income before income taxes	11,760	12,665	8,701
Income tax expense	4,253	5,720	2,395

Net income	$7,507	$6,945	$6,306

Basic earnings per share	$2.06	$1.95	$1.80

Diluted earnings per share	$1.97	$1.87	$1.75

Basic weighted average common shares outstanding	3,647,380	3,565,752	3,494,818

Diluted weighted average common shares outstanding	3,806,598	3,712,385	3,611,712

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

($ in thousands)	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2001	3,461,999	$35	$18,654	$20,715		$3,317	$42,721
Comprehensive income
Net Income				6,306	6,306		6,306
Other comprehensive income, net of reclassification					1,151	1,151	1,151
Total comprehensive income					$7,457
Tax benefit on non-qualified options exercised			4				4
Common stock dividend paid ($0.33 per Share)				(1,148)			(1,148)
Common stock issued (1)	49,779	—	896				896
Stock options exercised	20,350	—	150				150

Balance at December 31, 2002	3,532,128	$35	$19,704	$25,873		$4,468	$50,080
Comprehensive income
Net Income				6,945	6,945		6,945
Other comprehensive loss, net of reclassification					(2,229)	(2,229)	(2,229)
Total comprehensive income					4,716
Tax benefit on non-qualified options exercised			7				7
Common stock dividend paid ($0.38 per share)				(1,349)			(1,349)
Common stock issued (1)	44,445	1	1,068				1,069
Stock options exercised	25,450	—	227				227

Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750
Comprehensive income
Net Income				7,507	7,507		7,507
Other comprehensive loss, net of reclassification					(598)	(598)	(598)
Total comprehensive income					$6,909
Tax benefit on non-qualified options exercised			21				21
Common stock dividend paid ($0.43 per share)				(1,568)			(1,568)
Common stock issued (1)	36,767	—	1,150				1,150
Stock options exercised	51,373	1	421				422

Balance at December 31, 2004	3,690,163	$37	$22,598	$37,408		$1,641	$61,684

	2004	2003	2002
Disclosure of other comprehensive income:
Gross unrealized holding gains/(losses) arising during the period	$(106)	$(1,623)	$3,085
Income tax (expense)/benefit	43	664	(1,049)
Net unrealized holding gains/(losses), net of tax	(63)	(959)	2,036
Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	906	2,150	1,341
Income tax expense	(371)	(880)	(456)
Reclassification adjustment, net of tax	535	1,270	885
Other comprehensive income/(loss), net of reclassification	$(598)	$(2,229)	$1,151

(1)          Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board committee meetings.

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

($ in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$7,507	$6,945	$6,306
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	1,075	1,325
Depreciation and amortization	2,968	4,573	3,212
Amortization of intangible assets	133	133	133
Net gains on sales of investment securities	(906)	(2,150)	(1,341)
Gains on sales of loans	(383)	(969)	(547)
(Increase) decrease in:
Loans held for sale, net of gain	544	3,572	(2,124)
Accrued interest receivable	(451)	228	180
Prepaid expenses and other assets	(4,220)	1,200	(2,174)
Deferred income taxes	(192)	(668)	(537)
Income taxes receivable	293	(193)	212
Increase (decrease) in:
Accrued expenses and other liabilities	(429)	(1,378)	(452)
Accrued interest payable	24	(140)	(319)
Income taxes payable	71	—	—
Net cash provided by operating activities	6,609	12,228	3,874
Cash flows from investing activities:
Net (increase) decrease in other short-term investments	1,800	(10,000)	—
Proceeds from sales of investment securities	19,047	69,755	42,075
Proceeds from maturities, calls and pay-downs of investment securities	31,611	82,659	59,071
Purchase of investment securities	(42,584)	(112,613)	(140,739)
Net increase in loans	(82,494)	(77,779)	(35,626)
Additions to premises and equipment, net	(1,872)	(1,836)	(3,578)
Net cash used in investing activities	(74,492)	(49,814)	(78,797)
Cash flows from financing activities:
Net increase in deposits, including escrow deposits of borrowers	107,820	22,772	110,158
Net increase (decrease) in borrowed funds	(17,773)	4,191	(27,216)
Cash dividends paid	(1,568)	(1,349)	(1,148)
Proceeds from issuance of common stock	1,150	1,069	896
Proceeds from exercise of stock options	422	227	150
Net cash provided by financing activities	90,051	26,910	82,840

Net increase (decrease) in cash and cash equivalents	22,168	(10,676)	7,917
Cash and cash equivalents at beginning of year	35,102	45,778	37,861

Cash and cash equivalents at end of year	$57,270	$35,102	$45,778

See accompanying notes to consolidated financial statements.

($ in thousands)	2004	2003	2002
Supplemental financial data:
Cash Paid For:
Interest	$7,624	$8,129	$11,219
Income taxes	4,160	6,392	2,069

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

The company’s main office is located at 222 Merrimack Street in Lowell, Massachusetts.  The company currently has twelve additional full service branch banking offices, and anticipates opening an additional branch in Tewksbury in mid 2005.  The company’s deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster and Fitchburg, and most recently in Salem, NH.  The company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services with a goal of satisfying the needs of individuals, professionals and growing businesses.

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

(c) Short-term Investment Securities

The company utilizes short-term investment vehicles to earn returns on short-term excess liquidity. The company’s short-term investments consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  Cash equivalent short-term investments are comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes maturing in less than ninety days.  Other short-term investments not classified as cash equivalents consist of auction rate preferred securities which cannot readily be converted to cash at par value until the next successful auction date, typically every 49 days.

(d) Investment Securities

Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income.  Included as available for sale are securities that are purchased in connection with the company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  At December 31, 2004 and 2003 all of the company’s investment securities were classified as available for sale and carried at fair value. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains on sales of investment securities.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

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

Impaired loans are individually significant commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with original contractual terms.  Impaired loans are accounted for, except those loans that are accounted for at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, in the case of collateralized loans, the lower of the fair value of the collateral or the recorded amount of the loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 115.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Impaired loans are charged off when management believes that the collectability of the loan’s principal is remote.

(f) Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses charged to operations.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors.  The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114.  Other individual commercial, commercial mortgage and construction loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the company’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, an additional allowance is maintained, if necessary, based on a subjective process whereby management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, character and size of the loan portfolio, trends in loan volume, delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.  The allowance for loan losses is management’s estimate of the probable loan losses incurred as of the balance sheet date.

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

See “Allowance for Loan Losses” under the heading, “Financial Condition”, contained in Item 7 above for further information regarding the allowance for loan losses.

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

(h) Impairment of Long-Lived Assets Other than Goodwill

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

(i) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $0.7 million, respectively, at December 31, 2004.  Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

In accordance with generally accepted accounting standards, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  The second step, if necessary, measures the amount of goodwill impairment loss to be recognized.  The reporting unit must determine fair values for all assets and liabilities, excluding goodwill.  The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill.  If the carrying amount of the goodwill exceeds the newly calculated implied fair value of that goodwill, an impairment loss is recognized in the amount required to write down the goodwill to the implied fair value.

The company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charge to operations.

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2004.

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated below:

($ in thousands, except per share data)	2004	2003	2002

Net income as reported	$7,507	$6,945	$6,306
SFAS 123 compensation cost, net of tax	130	88	103
Pro forma net income	$7,377	$6,857	$6,203

Basic earnings per share as reported	$2.06	$1.95	$1.80
Pro forma basic earnings per share	2.02	1.92	1.77

Diluted earnings per share as reported	1.97	1.87	1.75
Pro forma diluted earnings per share	1.94	1.85	1.73

The company granted 107,940 options in 2004, there were no options granted in 2003, and 81,500 options were granted in 2002.

The per share weighted average fair value of stock options was determined to be $3.09 and $4.78 for options granted in 2004 and 2002, respectively.  The fair value of the options was determined to be 11% and 24% of the market value of the stock at the date of grant in 2004 and 2002, respectively.  The value was determined by using a binomial distribution model.  The average assumptions used in the model for the 2004 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.59%, 15%, 1.53% and 6, respectively. The assumptions used in the model for the 2002 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.58%, 12.5%, 1.65% and 6, respectively.

See note 9, “Stock Option Plans”, for further information regarding the company’s stock option plans and grants.

(l) Investment Management and Trust Services

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company.  Investment assets under management, consisting of assets managed by the trust division, investment services division, and the Federated sweep product, totaled $363.3 million and $375.3 million at December 31, 2004 and 2003, respectively.  Fee income is reported on an accrual basis.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2004	2003	2002
Basic weighted average common shares outstanding	3,647,380	3,565,752	3,494,818
Dilutive shares	159,218	146,633	116,894
Diluted weighted average common shares outstanding	3,806,598	3,712,385	3,611,712

Basic Earnings per share	$2.06	$1.95	$1.80
Effect of dilutive shares	(0.09)	(0.08)	(0.05)
Diluted Earnings per share	$1.97	$1.87	$1.75

At December 31, 2004 3,000 stock options were outstanding but excluded from the calculations of diluted earnings per share above due to the exercise price exceeding the average market price.  These options, which are not currently dilutive, may potentially dilute earnings per share in the future.

(n) Reporting Comprehensive Income

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

(o) Derivatives

The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company establishes at the inception of a hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  At December 31, 2004 the estimated fair value of the company’s derivative instruments were considered to be immaterial.

(p) Other Accounting Rule Changes

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin No. 51.”  FIN 46 establishes accounting guidance for the consolidation of Variable Interest Entities (VIEs) that function to support the activities of the primary beneficiary, as defined.  Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of the voting interest in the entity.  In October 2003, the FASB announced that it had deferred the implementation date for FIN 46 to the fourth quarter of 2003 for VIEs in existence prior to February 1, 2003.

Enterprise (MA) Capital Trust I (the “Trust”) constitutes the only entity in which the company holds a variable interest.  The company fully and unconditionally guarantees on a subordinated basis all of the Trust’s obligations with respect to distributions and amounts payable upon liquidation, redemption or repayment with respect to the trust preferred securities issued by the Trust.  At December 31, 2004 the company’s investment in the Trust was $671 thousand and the Trust had outstanding trust preferred securities totaling $10.5 million.

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

Pursuant to FIN 46R, beginning with December 31, 2003 financial statements, the company has excluded the Trust from the current periods and has elected to voluntarily restate prior period financial statements for comparability purposes.  This “deconsolidation” has caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, from its financial statements.  This deconsolidation did not have a material impact on the company’s financial statements.

In May 2004, due to accounting changes by the FASB related to trust preferred securities, the Federal Reserve Board published proposed changes to capital rules for bank holding companies, which were finalized on March 1, 2005.  These changes continue to allow the inclusion of trust preferred securities as a component of Tier 1 capital within prescribed limits, while imposing tighter requirements on the calculation of Tier 1 capital.  Under the new calculation method, the company’s Tier 1 regulatory capital ratios as of December 31, 2004, would continue to exceed the minimum required regulatory levels to be considered “Well Capitalized.”

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The task force concluded that an investment is impaired if the fair value of the investment is less than cost. If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. EITF No. 03-1 other-than-temporary impairment evaluations are effective for reporting periods beginning after June 15, 2004.

In September 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” due to industry responses to EITF No. 03-1.  The FSP provides guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases. It also delayed the effective date of EITF No. 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases until a final consensus could be reached.

In December 2004, the FASB announced that it will reconsider in its entirety the EITF’s and all other guidance on disclosing, measuring, and recognizing other-than-temporary impairments of debt and equity securities.  Until the new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).  The standard, an amendment of FASB Nos. 123 and 95, eliminates the ability of companies to account for stock-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period (usually the vesting period), equal to the fair value at the grant date for stock options issued in exchange for employee services.  The statement is applicable to public companies prospectively for any interim or annual period beginning after June 15, 2005. As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application method.  Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

For periods before the required effective date entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. The company currently uses the intrinsic value method to measure compensation cost with footnote disclosure of the fair value method under SFAS 123. As of December 31, 2004, the estimated impact of adopting

SFAS 123(R) in 2005 will be recognition of additional compensation expense of $87 thousand for the six months of 2005 for which SFAS 123(R) will be effective. This estimate excludes any forfeitures or additional grants in 2005. The company is still analyzing the full effect of the adoption of SFAS 123(R).

See Item (k) “Stock Options”, in this Note 1, for pro forma information regarding compensation expense using the fair value method under SFAS 123.

(2)                                 Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

	2004
($ in thousands)	Amortized cost	Unrealized appreciation	Unrealized depreciation	Fair value
Federal agency obligations(1)	$29,047	$216	$57	$29,206
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	98,397	612	119	98,890
Municipal securities	53,867	1,800	89	55,578
Total fixed income securities	181,311	2,628	265	183,674

Certificates of Deposit	1,000	—	—	1,000
Federal Home Loan Bank stock, at cost	1,340	—	—	1,340
Equity investments	1,371	216	1,587
Total investment securities	$185,022	$2,844	$265	$187,601

	2003
($ in thousands)	Amortized cost	Unrealized appreciation	Unrealized depreciation	Fair value
Federal agency obligations(1)	$23,092	$74	$—	$23,166
CMO/MBS	106,258	961	182	107,037
Municipal securities	57,273	2,393	34	59,632
Total fixed income securities	186,623	3,428	216	189,835
Certificates of Deposit	1,000	—	—	1,000
Federal Home Loan Bank stock, at cost	3,301	—	—	3,301
Equity investments	1,926	246	—	2,172
Total investment securities	$192,850	$3,674	$216	$196,308

(1) Federal agency obligations include securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank.  These securities do not represent obligation of the US government and are not backed by the full faith and credit of the United States Treasury.

The following table summarizes investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired.

	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$12,618	$57	$—	$—	$12,618	$57
CMO/MBS	27,437	119	—	—	27,437	119
Municipal securities	10,756	89	—	—	10,756	89
Total temporarily impaired securities	$50,811	$265	$—	$—	$50,811	$265

The mortgage backed securities with unrealized losses were comprised of collateralized mortgage obligations issued by GNMA, FHLMC or FNMA, with contractual cash flows guaranteed by the issuing agency. The federal agency and municipal obligations with unrealized losses carried credit ratings of AAA. Impairment on these securities has occurred primarily within the preceding nine months due to recent increases in the overall market rates.  Because the decline in fair value is attributed to changes in interest rates and not credit quality, and because the company has the intent and ability to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The contractual maturity distribution of total fixed income securities at December 31, 2004 is as follows:

($ in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$13,260	7.3%	$13,206	7.2%
After one but within three years	6,279	3.5%	6,252	3.4%
After three but within five years	29,204	16.1%	29,518	16.1%
After five but within ten years	49,922	27.5%	50,858	27.7%
After ten years	82,646	45.6%	83,840	45.6%
Total fixed income securities	$181,311	100.0%	$183,674	100.0%

Mortgage-backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with fair values of $39.6 million at December 31, 2004.

At December 31, 2004, securities with a fair value of $15.1 million were pledged as collateral for various municipal deposit accounts and short-term borrowings (note 7) and securities with a fair value of $2.0 million were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2003, securities with a fair value of $5.7 million and $1.1 million were pledged as collateral for municipal deposit accounts and short-term borrowings and treasury tax and loan deposits, respectively.

Sales, calls and principal paydowns of investment securities for the years ended December 31, 2004, 2003, and 2002 are summarized as follows:

($ in thousands)	2004	2003	2002
Book value of securities sold or called	$20,029	$72,160	$42,803
Principal paydowns	25,429	76,714	53,027
Gross realized gains on sales/calls	907	2,264	1,348
Gross realized losses on sales/calls	(1)	(114)	(7)
Total proceeds from sales, calls and principal paydown of investment securities	$46,364	$151,024	$97,171

Tax exempt interest earned on the municipal securities portfolio was $2.0 million, $1.8 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)                                 Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

($ in thousands)	2004	2003
Real estate:
Commercial	$257,657	$224,450
Construction	83,445	54,187
Residential	40,654	39,465
Loans held for sale	101	262
Total real estate	381,857	318,364

Commercial	142,909	132,313
Home equity	42,823	35,139
Consumer	4,139	4,558
Gross loans	571,728	490,374

Deferred loan origination fees	(1,269)	(1,535)
Total loans	570,459	488,839
Allowance for loan losses	(10,923)	(9,986)
Net loans and loans held for sale	$559,536	$478,853

Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business.  All loans and commitments included in such transactions are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectability or present other unfavorable features.  As of December 31, 2004 and 2003, the outstanding loan balances to directors and officers of the company and their associates was $11.0 million and $10.2 million, respectively.  Unadvanced portions of lines of credit available to directors and officers were $2.9 million and $3.0 million, as of December 31, 2004 and 2003, respectively. During 2004, new loans and net increases in loan balances or lines of credit under existing commitments of $2.2 million were made and principal paydowns of $1.3 million were received.  All loans to these related parties are current.

Non-performing assets at December 31, are summarized as follows:

($ in thousands)	2004	2003

Real estate	$275	$610
Commercial	1,760	2,366
Consumer, including home equity	105	7
Total non-accrual loans	$2,140	$2,983
Other real estate owned	—	—
Total non-performing assets	$2,140	$2,983

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2004, 2003, and 2002.  The reduction or increase in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

($ in thousands)	2004	2003	2002

Income in accordance with original loan terms	$246	$239	$229
Income recognized	443	70	213
Reduction/(increase) in interest income	$(197)	$169	$16

The increase in interest income in 2004 resulted primarily from the settlement of three loan relationships that had been carried as non-performing and/or impaired for a number of years.

At December 31, 2004 and 2003, total impaired loans were $2.0 million and $4.3 million, respectively.  In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2004 and 2003, respectively. All of the impaired loans have been measured using the fair value of the collateral method.  During the years ended December 31, 2004, 2003 and 2002, the average recorded value of impaired loans was $3.8million, $3.8 million and $1.7 million, respectively. Included in the reduction in interest income in the table above is $209,000, $172,000 and $99,000 of interest income that was not recognized on loans that were deemed impaired as of December 31, 2004, 2003 and 2002, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

($ in thousands)	2004	2003	2002

Balance at beginning of year	$9,986	$9,371	$8,547

Provision charged to operations	1,650	1,075	1,325
Loan recoveries	272	223	247
Loans charged off	(985)	(683)	(748)

Balance at end of year	$10,923	$9,986	$9,371

At December 31, 2004, 2003 and 2002, the company was servicing mortgage loans sold to investors amounting to $15.1 million, $15.1 million, and $16.9 million, respectively.

(4)                                 Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

($ in thousands)	2004	2003

Land	$1,374	$1,374
Buildings and leasehold improvements	11,584	11,180
Computer software and equipment	6,717	5,806
Furniture, fixtures and equipment	4,412	3,878
	24,087	22,238
Less accumulated depreciation	(12,173)	(9,809)

Total premises and equipment, net of accumulated depreciation	$11,914	$12,429

The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2004 minimum lease payments for these operating leases were as follows:

($ in thousands)
Payable in:
2005	$815
2006	511
2007	329
2008	185
2009	149
Thereafter	729
Total minimum lease payments	$2,718

Total rent expense for the years ended December 31, 2004, 2003 and 2002 amounted to $787,000, $709,000, and $662,000, respectively.

(5)                                 Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

($ in thousands)	2004	2003

Investments	$1,084	$1,147
Loans and loans held for sale	2,545	2,031

Total accrued interest receivable	$3,629	$3,178

(6)                                 Deposits

Deposits at December 31, are summarized as follows:

($ in thousands)	2004	2003

Demand deposits	$172,949	$127,081
Interest checking	170,224	144,578
Savings	162,495	128,653
Money market	130,714	119,883
Time deposits less than $100,000	87,340	97,328
Time deposits of $100,000 or more	44,922	43,301

Total deposits	$768,644	$660,824

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $0.6 million at both December 31, 2004 and 2003.

The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2004:

($ in thousands)	Less than $100,000	Greater than $100,000	Total

Due in less than three months	$28,427	$21,121	$49,548
Due in over three through twelve months	43,285	17,597	60,882
Due in over twelve through thirty six months	15,628	6,204	21,832
Due in over three years	—	—	—
	$87,340	$44,922	$132,262

Interest expense on time deposits with balances of $100,000 or more amounted to $0.9 million, $1.1 million, and $1.6 million, in 2004, 2003 and 2002, respectively.

(7)                                 Other Borrowings

Borrowed funds at December 31, are summarized as follows:

	2004		2003
($ in thousands)	Amount	Average Rate	Amount	Average Rate

Securities sold under agreements to repurchase	$1,718	1.84%	$954	1.05%
Federal Home Loan Bank of Boston borrowings	1,933	2.94%	20,470	1.22%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%

Total borrowings	$14,476	8.74%	$32,249	4.46%

Securities sold under agreements to repurchase at December 31, 2004 had maturities ranging generally from one week to six months, with a weighted average term of 42 days. Maximum amounts outstanding at any month end during 2004, 2003, and 2002 were $14.5 million, $1.0 million, and $48.1 million, respectively.  Securities sold under agreement to repurchase averaged $2.9 million, $1.0 million, and $16.0 million during 2004, 2003, and 2002, respectively. The average cost of repurchase agreements was 1.62%, 1.19%, and 1.77% during 2004, 2003, and 2002, respectively. The reductions in balances reflect the company’s transition of the investment portion of commercial sweep accounts from overnight repurchase agreements secured by municipal securities held by the company to money market mutual funds managed by Federated Investors, Inc.  The transition began in 2002 and was completed in May 2003.

The bank became a member of the Federal Home Loan Bank of Boston (“FHLB”) in March 1994. Federal Home Loan Bank borrowings at December 31, 2004 consisted of $1.4 million in short-term borrowings and $0.5 million in a fifteen year term advance maturing in 2013. Maximum amounts outstanding at any month end during 2004, 2003, and 2002 were $20.7 million, $20.5 million, and $16.5 million, respectively. FHLB borrowings averaged $5.0 million, $4.4 million, and $1.2 million during 2004, 2003, and 2002, respectively. The average cost of FHLB borrowings was 1.71%, 1.83%, and 3.47% during 2004, 2003, and 2002, respectively.  Borrowings from the FHLB are secured by the company’s investment portfolio not otherwise pledged, FHLB stock and 1-4 family owner occupied residential loans.

As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB.  At December 31, 2004, based on qualifying collateral less outstanding advances, the bank had the capacity to borrow additional funds up to approximately $148.2 million from the FHLB, which includes a pre-approved overnight line of credit in the amount of $11.0  million.

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

See paragraph (p), “Other Accounting Rule Changes”, in note 1 above to these consolidated financial statements for further information on the Trust.

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

The company maintains a dividend reinvestment plan pursuant to which shareholders may elect to reinvest some or all of any cash dividends they may receive in shares of the company’s common stock at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2004 the company issued 30,834 shares under the plan at a per share purchase price of $31.39. In 2003 the company issued 38,063 shares under the plan at a per share purchase price of $24.70.

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

Applicable regulatory requirements require the company to maintain total capital equal to 8.00% of risk-weighted assets (total capital ratio), Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio) and Tier 1 capital equal to 4.00% of average assets (leverage capital ratio).  Tier 1 capital, in the case of the company, is composed of common equity and trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the allowance for loan losses up to 1.25% of risk-weighted assets).

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

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, that the company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, both the company and the bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
The Company
Total Capital (to risk weighted assets)	$72,325	11.24%	$51,498	8.00%	$64,373	10.00%

Tier 1 Capital (to risk weighted assets)	64,146	9.96%	25,749	4.00%	38,624	6.00%

Tier 1 Capital (to average assets)	64,146	7.83%	32,784	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$65,893	10.32%	$51,065	8.00%	$63,831	10.00%

Tier 1 Capital (to risk weighted assets)	57,878	9.07%	25,532	4.00%	38,298	6.00%

Tier 1 Capital (to average assets)	57,878	7.10%	32,606	4.00%	40,757	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
The Company
Total Capital (to risk weighted assets)	$63,557	11.29%	$45,054	8.00%	$56,318	10.00%

Tier 1 Capital (to risk weighted assets)	56,481	10.03%	22,527	4.00%	33,791	6.00%

Tier 1 Capital (to average assets)	56,481	7.68%	29,433	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$60,177	10.74%	$44,836	8.00%	$56,045	10.00%

Tier 1 Capital (to risk weighted assets)	53,135	9.48%	22,418	4.00%	33,627	6.00%

Tier 1 Capital (to average assets)	53,135	7.25%	29,336	4.00%	36,670	5.00%

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

There were no options granted in 2003. On January 2, 2004, the company granted 103,690 options, comprised of 74,690 options under the 1998 plan, as amended, and 29,000 options under the 2003 plan. The company granted an additional 4,250 options during 2004 under both the 2003 and 1998 plans.  All options that have been granted under the plans generally become exercisable at the rate of 25% a year.  All options granted prior to 1998 expire 10 years from the date of the grant.  All options granted since 1998 expire 7 years from the date of grant.

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

In the absence of an active trading market for the company’s common stock, prior to February 14, 2005, the per share exercise price on all stock options granted had been determined on the basis of a fair market valuation provided to the company by an outside financial advisor, which does not necessarily reflect the actual prices at which shares of the common stock had been purchased and sold in privately negotiated transactions. (On February 14, 2005 the company’s common stock began trading on the NASDAQ® Stock Market, under the symbol “EBTC.”)

Stock option transactions are summarized as follows:

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	300,960	$12.68	329,485	$12.42	272,260	$10.32
Granted	107,940	30.76	—	—	81,500	18.22
Exercised	(57,511)	10.83	(25,450)	8.94	(20,350)	7.35
Forfeited	(4,612)	26.40	(3,075)	15.33	(3,925)	13.47
Outstanding at end of year	346,777	18.43	300,960	12.68	329,485	12.42
Exercisable at end of year	243,385	14.96	223,123	11.24	229,010	10.37
Shares reserved for future grants	142,313		251,574		78,235

A summary of options outstanding and exercisable by exercise price as of December 31, 2004 follows:

	Outstanding
Exercise Price	# Shares	Wtd. Avg. Remaining Life
			Exercisable
			# Shares

$6.75	4,600	0.51	4,600
7.00	30,000	1.50	30,000
9.00	37,300	2.50	37,300
12.50	51,800	0.94	51,800
13.44	42,912	3.02	42,912
18.22	75,825	4.43	41,350
30.68	100,090	6.00	35,423
31.94	750	6.11	0
32.67	500	6.67	0
33.02	3,000	6.84	0
	346,777		243,385

During 2004 and 2003, 5,933 and 6,382, respectively, shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings.  These shares were issued at a fair market value price of $30.68 and $20.20 for 2004 and 2003, respectively, and were issued from the shares reserved for future grants under the 1998 plan.  Expense recognized in association with the issuance of these shares was $182,000 and $129,000 in 2004 and 2003, respectively.

See paragraph (j), “Stock Options”, in note 1 above to these consolidated financial statements for further information related to equity compensation plans.

(10)                          Employee Benefit Plans

401(k) Defined Contribution Plan

The company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan.  A portion of the base percentage, as determined by the board of directors, is matched by the company.  No company contributions are made for supplemental contributions made by participants.  The percentage matched was 50% in 2004 and 75% for 2003 and 2002, up to the first 6% contributed by the employee.

All employees, at least 21 years of age, are immediately eligible to participate.  Vesting for the company’s 401(k) plan contribution is based on years of service with participants becoming 20% vested after 2 years of service, increasing pro-rata to 100% vesting after 6 years of service.  Amounts not distributable to an employee following termination of employment are returned to the company.

Employee Bonus Program

The company bonus program includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors. The company also pays incentive awards based on the achievement of certain growth objectives. All employees are eligible for the incentive awards. From time to time the company may also make an annual discretionary employer contribution to the 401(k) plan of an additional percentage of employee contributions.  Payout under the programs will vary depending on the level of achievement attained. In 2004, 2003 and 2002 amounts charged to salaries and benefits under these programs were $225,000, $796,000 and $2,078,000, respectively.

The company maintains a supplemental cash bonus plan for its top six executive officers. The goals, objectives and payout schedule of this plan are set by the compensation committee.  The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals.  In 2004, 2003 and 2002, $0, $172,000 and $366,000, respectively, were charged to salaries and benefits under this plan.

Supplemental Retirement Plan

The bank has in effect a supplemental retirement plan for the chief executive officer, the president and an executive vice president.  The plan provides for a supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after reaching a defined “retirement age”.  The amount charged to expense for these benefits was $510,000, $295,000 and $4,000, in 2004, 2003 and 2002, respectively.

(11)                          Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

($ in thousands)	2004	2003	2002

Current tax expense:
Federal	$3,064	$2,657	$2,932
State	1,381	3,731	—
Total current tax expense	4,445	6,388	2,932

Deferred tax benefit:
Federal	(41)	89	(537)
State	(151)	(757)	—
Total deferred tax benefit	(192)	(668)	(537)

Total income tax expense	$4,253	$5,720	$2,395

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate (34%) as follows:

	2004		2003		2002
($ in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$3,998	34.0%	$4,306	34.0%	$2,958	34.0%
State income taxes, net of federal tax benefit	812	6.9%	1,963	15.5%	—	0.0%
Municipal bond interest	(678)	(5.8)%	(623)	(4.9)%	(648)	(7.4)%
Other	121	1.1%	74	0.6%	85	0.9%

Total income tax expense	$4,253	36.2%	$5,720	45.2%	$2,395	27.5%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

($ in thousands)	2004	2003

Deferred tax asset:
Allowance for loan losses	$4,429	$4,216
Depreciation	996	835
Non accrual interest	269	116
Other	14	99

Total	5,708	5,266

Deferred tax liability:
Net unrealized appreciation on investment securities	1,055	1,415
Goodwill	324	163
Deferred origination costs	245	156

Total	1,624	1,734

Net deferred tax asset	$4,084	$3,532

Management believes that it is more likely than not that current recoverable income taxes and the results of future operations will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2004.

(12)                          Related Party Transactions

Certain of the company’s offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2004, 2003 and 2002 various bank officers and directors.  The maximum remaining term of the leases including options is for 20 years.

Total amounts paid to the realty trusts for the years ended December 31, 2004, 2003, and 2002, were $527,000, $495,000, and $513,000, respectively.

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

Financial instruments with off-balance sheet credit risk at December 31, 2004 and 2003, are as follows:

($ in thousands)	2004	2003

Commitments to originate loans	$26,397	$39,376
Commitments to sell loans	677	2,800
Standby letters of credit	19,516	10,026
Unadvanced portions of consumer loans (including credit card loans)	3,989	3,925
Unadvanced portions of construction loans	62,453	37,414
Unadvanced portions of home equity lines	41,691	36,977
Unadvanced portions of commercial loans and lines	84,698	78,115

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

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $41,000 and $23,000 at December 31, 2004 and 2003, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At December 31, 2004 and 2003, the company had commitments to sell loans totaling $0.7 million and $2.8 million respectively.

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

The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston.  The amount of this reserve requirement, included in “Cash and Due from Banks”, was approximately $7.7 million and $4.8 million at December 31, 2004, and 2003.

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

(15)                          Fair Values of Financial Instruments

The following methods and assumptions were used by the company in estimating fair values of its financial instruments:

The respective carrying values of certain financial instruments approximated their fair value, as they were short-term in nature or payable on demand.  These include cash and due from banks, total short-term investments, accrued interest receivable, repurchase agreements, accrued interest payable and non-certificate deposit accounts.

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

Commitments: The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no significant change in fair value.

Financial liabilities: The fair values of time deposits and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the bank, or advance rates offered by the FHLB on December 31, 2004 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2004.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2004 and 2003 and are not indicative of the fair market value of those instruments at the date this report is published.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

	2004		2003
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$57,270	$57,270	$35,102	$35,102
Other short-term investments	8,200	8,200	10,000	10,000
Investment securities	187,601	187,601	196,308	196,308
Loans, net	559,536	567,742	478,853	495,153
Accrued interest receivable	3,629	3,629	3,178	3,178

Financial liabilities:
Demand and escrow deposits of customers	172,949	172,949	127,081	127,081
Savings, PIC and money market	463,433	463,433	393,114	393,114
Time deposits	132,262	132,162	140,629	141,011
Borrowings	3,651	3,695	21,424	21,474
Junior subordinated debentures	10,825	12,575	10,825	12,558
Accrued interest payable	740	740	716	716

(16)                          Parent Company Only Financial Statements

Balance Sheets

	December 31,
($ in thousands)	2004	2003

Assets
Cash and due from subsidiary	$2,007	$1,426
Equity securities at fair value	1,587	2,172
Investment in subsidiary	66,460	62,447
Other assets	3,012	—
Total assets	$73,066	$66,045

Liabilities and Stockholders’ Equity
Junior subordinated debentures	10,825	10,825
Accrued interest payable	370	370
Other liabilities	187	100

Total liabilities	11,382	11,295

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	$—	$—
Common stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2004 and 2003, respectively; 3,690,163 and 3,602,023 shares issued and outstanding at December 31, 2004 and 2003, respectively	37	36
Additional paid-in capital	22,598	21,006
Retained earnings	37,408	31,469
Accumulated other comprehensive income	1,641	2,239

Total stockholders’ equity	$61,684	$54,750

Total liabilities and stockholders’ equity	$73,066	$66,045

Statements of Income

	For the years ended December 31,
($ in thousands)	2004	2003	2002

Undistributed equity in net income of subsidiary	$4,593	$4,196	$5,972
Dividends received from subsidiary	3,535	3,520	1,122
Gain on sales of equity securities	293	—	—
Other income	75	28	—

Total income	8,496	7,744	7,094

Interest expense	1,177	1,177	1,177
Other operating expenses	110	16	14

Total operating expenses	1,287	1,193	1,191

Income before income taxes	7,209	6,551	5,903
Income tax benefit	298	394	403

Net income	$7,507	$6,945	$6,306

Statements of Cash Flows

	For the years ended December 31,
($ in thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$7,507	$6,945	$6,306
Undistributed equity in net income of subsidiary	(4,593)	(4,196)	(5,972)
Gain on sales of equity securities	(293)	—	—
(Increase)/decrease in other assets	(2,991)	357	16
Increase in other liabilities	99	—	—
Net cash (used in)/provided by operating activities	(271)	3,106	350

Cash flows from investing activities:
Purchase of equity securities	(2,400)	(1,926)	—
Proceeds from sales of equity securities	3,248
Investments in subsidiaries	—	(337)	—
Net cash (used in)/ provided by investing activities	848	(2,263)	—

Cash flows from financing activities:
Cash dividends paid	(1,568)	(1,349)	(1,148)
Proceeds from issuance of common stock	1,150	1,069	896
Proceeds from exercise of stock options	422	227	150
Net cash (used in)/provided by financing activities	4	(53)	(102)

Net increase/(decrease) in cash and cash equivalents	581	790	248

Cash and cash equivalents, beginning of year	1,426	636	388

Cash and cash equivalents, end of year	$2,007	$1,426	$636

Cash and cash equivalents include cash and due from subsidiary.

(17)                          Quarterly Results of Operations (Unaudited)

	2004
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$9,297	$9,454	$10,368	$10,649
Interest expense	1,817	1,842	1,999	1,990
Net interest income	7,480	7,612	8,369	8,659
Provision for loan losses	750	300	300	300
Net interest income after provision for loan losses	6,730	7,312	8,069	8,359
Non-interest income	2,180	1,588	1,506	1,703
Non-interest expense	6,199	6,174	6,373	6,941
Income before income taxes	2,711	2,726	3,202	3,121
Income tax expense	996	982	1,158	1,117
Net income, as reported	$1,715	$1,744	$2,044	$2,004

Basic earnings per share	$0.48	$0.48	$0.56	$0.54

Diluted earnings per share	$0.45	$0.46	$0.53	$0.52

	2003
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$9,416	$9,151	$8,648	$9,126
Interest expense	2,172	2,039	1,918	1,860
Net interest income	7,244	7,112	6,730	7,266
Provision for loan losses	300	300	233	242
Net interest income after provision for loan losses	6,944	6,812	6,497	7,024
Non-interest income	2,904	1,928	1,980	1,918
Non-interest expense	5,883	5,783	5,643	6,033
Income before income taxes	3,965	2,957	2,834	2,909
Income tax expense	3,461	259	971	1,029
Net income	$504	$2,698	$1,863	$1,880

Basic earnings per share	$0.14	$0.76	$0.52	$0.53

Diluted earnings per share	$0.14	$0.73	$0.50	$0.50

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Bancorp, Inc. and subsidiaries internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Boston, MA
March 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Enterprise Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Enterprise Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, MA
March 11, 2005

Item 9.                                   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains a set of disclosure controls and procedures designed to ensure that the information required to be disclosed in reports that it files or submits to the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, however, no matter how well designed, have inherent limitations and may not prevent or detect misstatement.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the company believes that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on management’s assessment of the company’s internal control over financial reporting, which appears on page 79 of this report.

Changes in Internal Controls Over Financial Reporting

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended December 31, 2004) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.                          Other Information

None

Part III

Item 10.                      Directors and Executive Officers of the Registrant

Certain information regarding directors, executive officers and significant employees of the company and compliance with Section 16(a) of the Securities Exchange Act of 1934, in response to this item, is incorporated herein by reference from the definitive proxy statement for the company’s annual meeting of stockholders to be held May 3, 2005, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

The company maintains a code of business conduct and ethics. This code applies to every director, officer (including the chief executive officer, chief financial officer and chief accounting officer) and employee of the company and its subsidiaries.  The code is available on the company’s website: www.ebtc.com

Directors of the Company

George L. Duncan

Chairman and Chief Executive Officer of the Company and the Bank

Richard W. Main

President of the Company and President and Chief Lending Officer of the Bank

John P. Clancy, Jr.

Executive Vice President and Chief Operating Officer of the Company and the Bank and Chief

Investment Officer of the Bank

Walter L. Armstrong

Retired; former Executive Vice President of the Bank

Kenneth S. Ansin

President, Norwood Cabinet Company

Gerald G. Bousquet, M.D.

Physician; director and partner in several health care entities

Kathleen M. Bradley (audit committee)

Retired; former owner, Westford Sports Center, Inc.

John R. Clementi

President, Plastican, Inc., a plastic shipping container manufacturer, and President,

Holiday Housewares, Inc., a consumer storage products manufacturer

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

John P. Harrington (audit committee)

Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner

Vice Chairman of the Company and the Bank

Director, Courier Corporation, a commercial printing company

Charles P. Sarantos

Assistant Clerk of the Company and the Bank

Michael A. Spinelli

Clerk of the Company and the Bank

Owner, Merrimack Travel Service

International Tourism Consultant for Mike Spinelli International

and Chairman Emeritus of Vacation.com

Nickolas Stavropoulos (audit committee chairman and audit committee financial expert)

Executive Vice President of KeySpan Corporation

President of KeySpan Energy Delivery

Additional Executive Officers of the Company

Name	Position
Robert R. Gilman	Executive Vice President, Administration, and Commercial Lender of the Bank
Stephen J. Irish	Executive Vice President and Chief Information Officer of the Bank
James A Marcotte	Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank.

Items 11, 12, 13 and 14.

Other than the information provided below, with respect to Item 12, the information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the company’s definitive proxy statement for its annual meeting of stockholders to be held May 3, 2005, which it expects to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the Company’s 1988 Stock Option Plan, Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	346,777	$18.43	142,313

Equity compensation plans not approved by security holders	-0-	-0-	-0-
TOTAL	346,777	$18.43	142,313

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

10.26

Lease agreement dated November 24, 2003, between the bank and Park Street Village Realty Trust for 1,678 square feet related to the premises at Park Street Village, Andover, Massachusetts, incorporated by reference to Exhibit 10.26 to the company’s Form 10-K for the year ended December 31, 2003.

10.27

Change in Control/Noncompetition Agreement dated as of December 15, 2003 by and among the company, the bank and Paul M. O’Connell, Jr., incorporated by reference to Exhibit 10.27 to the company’s Form 10-K for the year ended December 31, 2003.

10.28

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.28 to the company’s Form 10-K for the year ended December 31, 2003.

10.29

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.29 to the company’s Form 10-K for the year ended December 31, 2003.

10.30

Lease agreement dated January 20, 2004, between the bank and M K Realty Trust for 3,745 square feet of space related to the premises located at 1120 Main Street, Tewksbury, Massachusetts, incorporated by reference to Exhibit 10.30 to the company’s Form 10-K for the year ended December 31, 2003.

10.31

Lease agreement dated January 28, 2004, between the bank and Lally II Realty Trust related to premises located at 8 and 8R High Street, Andover, Massachusetts, incorporated by reference to Exhibit 10.31 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.32

Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.32 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.33

Lease agreement dated September 15, 2004, between the bank and E-Point, LLC related to premises located at 130 Main Street, Salem, New Hampshire, incorporated by reference to Exhibit 10.33 to the company’s Form 10-Q for the quarter ended June 30, 2004.

10.34

Amendment No.1 dated as of December 31, 2004 to Amend and Restate Employment Agreement dated January 1, 2004 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.34 to the company’s Form 8-K filed on January 3, 2005.

10.35

Amendment No.1 dated as of December 31, 2004 to Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.35 to the company’s Form 8-K filed on January 3, 2005.

10.36	Enterprise Bancorp, Inc. Executive Officer Supplemental Bonus Plan, incorporated by reference to Exhibit 10.36 to the company’s Form 8-K filed on January 27, 2005.

10.37	Description of directors’ compensation (as of December 31, 2004).

10.38.1	Specimen Incentive Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan.

10.38.2	Specimen Nonqualified Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a-14(a)

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a-14(a)

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a-14(b)

(b)                                 Reports on Form 8-K

Current Report on Form 8-K filed on October 27, 2004 providing disclosure under Item 2.02 (Results of Operation and Financial Condition) and Item 7.01 (Regulation FD Disclosure),  including the company’s statements of income for the three and nine months ended September 30, 2004 and 2003 and balance sheets at September 30, 2004, December 31, 2003 and September 30, 2003.

Current Report on Form 8-K filed on January 3, 2005 providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement), Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and Item 8.01 (Other Events) regarding certain changes in title with respect to two of the registrant’s executive officers, effective December 31, 2004, including amendments to the two executive officers’ employment agreements.

Current Report on Form 8-K filed on January 27, 2005 providing disclosure under Item 1.01 (Entry into a Material Definitive Agreement), regarding adoption by the Compensation and Personnel Committee of the company’s Board of Directors of an Executive Officer Supplemental Bonus Plan, including a copy of such plan.

Current Report on Form 8-K filed on February 4, 2005 providing disclosure under Item 2.02 (Results of Operations and Financial Condition), and Item 7.01 (Regulation FD Disclosure),including the company’s statements of income for the three and twelve months ended December 31, 2004 and 2003 and balance sheets at December 31, 2004 and December 31, 2003 and regarding the company’s intention to list its shares of common stock for trading on the NASDAQ National Market.

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

ENTERPRISE BANCORP, INC.

Date: March 14, 2005	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman, Chief Executive Officer	March 14, 2005
George L. Duncan	and Director

/s/ James A. Marcotte	Executive Vice President, Chief	March 14, 2005
James A. Marcotte	Financial Officer and Treasurer

/s/ Joseph R. Lussier	(Principal Accounting Officer of the Bank)	March 14, 2005
Joseph R. Lussier

/s/ Kenneth S. Ansin	Director	March 14, 2005
Kenneth S. Ansin

/s/ Walter L. Armstrong	Director	March 14, 2005
Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.	Director	March 14, 2005
Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley	Director	March 14, 2005
Kathleen M. Bradley

/s/ John P. Clancy, Jr.	Director, Executive Vice President	March 14, 2005
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 14, 2005
John R. Clementi

/s/ James F. Conway, III	Director	March 14, 2005
James F. Conway, III

/s/ Carole A. Cowan	Director	March 14, 2005
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 14, 2005
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 14, 2005
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 14, 2005
Eric W. Hanson

/s/ John P. Harrington	Director	March 14, 2005
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 14, 2005
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 14, 2005
Richard W. Main

/s/ Charles P. Sarantos	Director, Assistant Clerk	March 14, 2005
Charles P. Sarantos

/s/ Michael A. Spinelli	Director, Clerk	March 14, 2005
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 14, 2005
Nickolas Stavropoulos