Form 10-Q
period 2005-03-31
ENTERPRISE BANCORP INC /MA/
filed 2005-05-10
CIK 1018399

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                                   .

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

April 29, 2005, Common Stock - Par Value $0.01: 3,691,610 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(unaudited)

(Dollars in thousands)	March 31, 2005	December 31, 2004
Assets

Cash and cash equivalents:
Cash and due from banks	$32,130	$25,180
Short-term investments	35,146	32,090
Total cash and cash equivalents	67,276	57,270

Other short-term investments	—	8,200
Investment securities at fair value	189,376	187,601
Loans, less allowance for loan losses of $11,138 at March 31, 2005 and $10,923 at December 31, 2004	579,465	559,536
Premises and equipment	11,898	11,914
Accrued interest receivable	4,103	3,629
Deferred income taxes, net	5,343	4,084
Prepaid expenses and other assets	4,049	9,540
Core deposit intangible, net of amortization	708	741
Goodwill	5,656	5,656

Total assets	$867,874	$848,171

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$754,248	$768,644
Borrowed funds	36,180	3,651
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	3,714	2,577
Income taxes payable	566	50
Accrued interest payable	494	740

Total liabilities	806,027	786,487

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued
	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,691,435 and 3,690,163 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	37	37
Additional paid-in capital	22,614	22,598
Retained earnings	39,259	37,408
Accumulated other comprehensive income (loss)	(63)	1,641

Total stockholders’ equity	61,847	61,684

Total liabilities and stockholders’ equity	$867,874	$848,171

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three months ended March 31, 2005 and 2004

(unaudited)

(Dollars in thousands, except per share data)	March 31, 2005	March 31, 2004

Interest and dividend income:
Loans	$8,837	$7,559
Investment securities	1,820	1,724
Total short-term investments	61	14
Total interest and dividend income	10,718	9,297

Interest expense:
Deposits	1,672	1,456
Borrowed funds	85	67
Junior subordinated debentures	294	294
Total interest expense	2,051	1,817

Net interest income	8,667	7,480

Provision for loan losses	200	750
Net interest income after provision for loan losses	8,467	6,730

Non-interest income:
Investment management and trust service fees	507	516
Deposit service fees	400	549
Net gains on sales of investment securities	200	631
Gains on sales of loans	32	85
Other income	395	399
Total non-interest income	1,534	2,180

Non-interest expense:
Salaries and employee benefits	4,326	3,695
Occupancy expenses	1,373	1,237
Audit, legal and other professional fees	376	263
Advertising and public relations	154	170
Supplies and postage	212	221
Trust professional and custodial expenses	115	152
Other operating expenses	568	461
Total non-interest expense	7,124	6,199

Income before income taxes	2,877	2,711
Income tax expense	1,026	996

Net income	$1,851	$1,715

Basic earnings per share	$0.50	$0.48

Diluted earnings per share	$0.48	$0.45

Basic weighted average common shares outstanding	3,690,797	3,605,344

Diluted weighted average common shares outstanding	3,829,906	3,789,679

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2005

(unaudited)

(Dollars in thousands, except share data)	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2004	3,690,163	$37	$22,598	$37,408		$1,641	$61,684
Comprehensive income
Net income				1,851	$1,851		1,851
Other comprehensive loss, net	(1,704)	(1,704)	(1,704)
Total comprehensive income					$147
Stock options exercised	1,272	—	16				16
Balance at March 31, 2005	3,691,435	$37	$22,614	$39,259		$(63)	$61,847
Disclosure of other comprehensive income:
Net unrealized holding losses on securities during the period					$(2,681)
Income tax benefit					1,109
Net unrealized holding losses, net of tax					(1,572)
Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period					200
Income tax expense					(68)
Reclassification adjustment, net of tax					132
Other comprehensive loss, net of reclassification					$(1,704)

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and 2004

(unaudited)

	March 31,	March 31,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$1,851	$1,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	750
Depreciation and amortization	692	803
Amortization of intangible assets	33	33
Net gains on sales of investment securities	(200)	(631)
Gains on sales of loans	(32)	(85)
(Increase) decrease in:
Loans held for sale, net of gain	(150)	(535)
Accrued interest receivable	(474)	2
Income taxes receivable	—	293
Prepaid expenses and other assets	5,491	(241)
Deferred income taxes	(82)	(289)
Increase (decrease) in:
Accrued expenses and other liabilities	1,137	(693)
Income taxes payable	516	407
Accrued interest payable	(246)	(293)
Net cash provided by operating activities	8,736	1,236
Cash flows from investing activities:
Net decrease in other short-term investments	8,200	4,000
Proceeds from sales of investment securities	1,041	14,045
Proceeds from maturities, calls and pay-downs of investment securities	4,806	9,725
Purchase of investment securities	(10,412)	(5,135)
Net increase in loans	(19,947)	(16,679)
Additions to premises and equipment, net	(567)	(393)
Net cash provided by (used in) investing activities	(16,879)	5,563
Cash flows from financing activities:
Net increase (decrease) in deposits	(14,396)	27,676
Net increase (decrease) in borrowed funds	32,529	(4,986)
Proceeds from exercise of stock options	16	56
Net cash provided by financing activities	18,149	22,746

Net increase in cash and cash equivalents	10,006	29,545
Cash and cash equivalents at beginning of period	57,270	35,102

Cash and cash equivalents at end of period	$67,276	$64,647
Supplemental financial data:
Cash Paid For:
Interest	$2,297	$2,110
Income taxes	592	625

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company’s December 31, 2004 audited consolidated financial statements and notes thereto contained in the company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.  Interim results are not necessarily indicative of results to be expected for the entire year.  The company has not changed its significant accounting and reporting policies from those disclosed in its 2004 annual report.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2004 information has been reclassified to conform to the 2005 presentation.

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Net income as reported	$1,851	$1,715
SFAS 123 compensation cost	(42)	(56)
Pro forma net income	1,809	1,659

Basic earnings per share as reported	0.50	0.48
Pro forma basic earnings per share	0.49	0.46

Diluted earnings per share as reported	0.48	0.45
Pro forma diluted earnings per share	0.47	0.44

There were no options granted for the three months ended March 31, 2005.  There were 104,440 options granted during the three months ended March 31, 2004.  For options granted in 2004, the per share weighted average fair value of stock options was determined to be $3.01, or 12% of the market value of the stock at the date of grant.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2004 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.68%, 15.00%, 1.65% and 6, respectively.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(4)           Accounting Rule Changes

In March 2004, the Financial Accounting Standards Board, (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The task force concluded that an investment is impaired if the fair value of the investment is less than cost.  If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment.  For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value.  EITF No. 03-1 other-than-temporary impairment evaluations were effective for reporting periods beginning after June 15, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).  The standard, an amendment of FASB Nos. 123 and 95, eliminates the ability of companies to account for stock-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair-value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the service period (usually the vesting period), equal to the fair value at the grant date for stock options issued in exchange for employee services.  The statement is applicable to public companies prospectively for any annual period beginning after June 15, 2005.  As of the effective date, all public entities that used the fair-value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application method.  Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

For periods before the required effective date, entities may elect to apply the modified retrospective application transition method, which may be applied either (a) to all prior years for which Statement 123 was effective or (b) only to prior interim periods in the year of initial adoption if the required effective date of this Statement does not coincide with the beginning of the entity’s fiscal year.  An entity that chooses to apply the modified retrospective method to all prior years for which Statement 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash on a basis consistent with the pro-forma disclosures required for those periods by Statement 123.  The company currently uses the intrinsic value method to measure compensation cost.  See note 3, “Stock Options”, above, for pro forma information regarding compensation expense using the fair value method under SFAS 123.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of Statement 123(R).  Among other things, the SAB describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with existing SEC guidance.

In March 2005 the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits.  The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability.  The adoption of this rule is not expected to have a material impact on the company.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(5)           Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.  Certain of the critical accounting estimates are more dependent on management’s judgment and in some cases may contribute to volatility in the company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances.  As discussed in the company’s 2004 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.

(6)           Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three months ended March 31st and the effect of those shares on earnings:

	Three months ended March 31,
	2005	2004
Basic weighted average common shares outstanding	3,690,797	3,605,344
Dilutive shares	139,109	184,335
Diluted weighted average common shares outstanding	3,829,906	3,789,679

Basic earnings per share	$0.50	$0.48
Effect of dilutive shares	0.02	0.03
Diluted earnings per share	$0.48	$0.45

(7)           Dividends/Dividend Reinvestment Plan

On April 19, 2005 the board of directors of the company approved an annual dividend of $0.48 per share, payable on June 24, to shareholders of record as of the close of business on June 3, 2005.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.

(8)           Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  At March 31, 2005 and 2004 the fair value of these commitments was not material.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans.  The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  At March 31, 2005 the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2004 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions.  Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, market expansion and opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results.  The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vii) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (viii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (ix) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (x) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in its 2004 Annual Report on Form 10-K.  In applying these accounting policies, management is required to exercise judgement in determining many of the methodologies, assumptions and estimates to be utilized.  As discussed in the company’s 2004 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.  Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ from those estimates.

Overview

Composition of Earnings

The company had net income of $1.851 million compared to $1.715 million for the three months ended March 31, 2005 (the “current period”) compared to the same period for 2004, an increase of 8%.

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

Net interest income, which is the margin or spread in dollar terms (i.e., interest income less interest expense) amounted to $8.7 million or 85% of the company’s revenue (net interest income plus non-interest income) for the current period.

The increase in net interest income was $1.2 million or 16% through March 31, 2005 compared to the same period in 2004, and was primarily attributed to a $76.9 million, or 16%, increase in the average balance on loans.

The company’s net interest margin increased by 16 basis points to 4.71% for the current period, compared to 4.55% for the same period in 2004.  The increase in margin through March 31, 2005 was primarily due to a 17 basis point increase in yield on interest earning assets with an offsetting 2 basis points increase in the yield on total deposits and borrowings.

The increase in asset yields was primarily driven by higher market rates, directly resulting from the 175 basis point increase in the Prime Lending Rate since June 2004.  Conversely, increases in market deposit and borrowing rates through March 31, 2005 have not directly resulted in a significant increase in the company’s cost of funds.  Interest bearing liability costs increased 6 basis points in the current period compared to the same period in 2004.  In addition the company’s average non-interest bearing deposits, a key component of net interest margin, increased $25.6 million or 20%.

The provision for loan losses was $200,000 for the three months ended March 31, 2005 and reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio.  The provision for the same period in 2004 was $750,000 and resulted from approximately $0.4 million in net charge-offs during the quarter and the related effect on management’s assessment of the credit risk inherent in the portfolio.  The provision for the remaining three quarters of 2004 was $900,000.  Management further discusses the provision for loan losses and its assessment of the allowance at March 31, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the Financial Condition section of this Item 2 below.

The company’s earnings are also directly impacted by non-interest income, consisting of traditional banking fee income such as deposit and loan fees, gains on the sales of investment securities and loans, and non-deposit revenue streams such as investment management, trust and insurance services.  Non-interest income was $1.5 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease in 2005 was primarily due to reductions in gains on sales of investment securities and decreases in deposit service fees.

The effective management of operating expenses is also a key component of the company’s financial results.  Non-interest expense amounted to $7.1 million and $6.2 million for the three months ended March 31, 2005 and 2004, respectively.  The 15% increase primarily related to the cost of staffing and infrastructure necessary to support the company’s continued growth and expansion.

Financial Position

The company’s primary sources of funds are deposits, borrowings from the Federal Home Loan Bank of Boston (“FHLB”), securities sold under agreements to repurchase, earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses these funds to originate loans, purchase investment securities, conduct operations, expand the company’s branch network, and pay dividends to shareholders.

Total assets increased $19.7 million, or 2%, since December 31, 2004, and amounted to $867.9 million at March 31, 2005.  The balance at December 31, 2004 was partially impacted by an increase in short-term investments, which resulted from a $32 million demand deposit made in late December and withdrawn in early January 2005.

Total loans increased by $20.1 million, or 4%, over December 31, 2004.  The growth was primarily in the commercial real estate and commercial and industrial portfolios.  The company’s growth reflects a continued commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profits, professionals and individuals.

Investments, consisting of investment securities and short-term investments, decreased by $3.4 million or 1% since December 31, 2004.

Deposits decreased by $14.4 million, or 2%, since December 31, 2004.  The December 31, 2004 balance was partially impacted by the previously mentioned $32 million demand deposit.

Borrowed funds increased $32.5 million since December 31, 2004.  The balance increase primarily resulted from short-term balance fluctuations, with $28 million of the advances anticipated to payoff in less than 30 days.

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

Under a flattening yield curve scenario, short-term rates would move near or to the levels of longer term rates, also resulting in margin compression.  Under such a scenario, shorter-term liability costs would increase, either from market movements or competitive pressures, while longer term asset yields would remain relatively stable.  The risk of a flattening yield curve is somewhat mitigated by the company’s product mix.  Approximately 35% of loans are indexed to the prime lending rate, a short term rate, and approximately 43% of the company’s deposits consist of low cost checking accounts, which are considered unlikely to incur significant interest rate increases.

The management of interest rate risk is a significant component of the company’s risk management process and is discussed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses, which is a direct charge to earnings.  Management determined that the allowance for loan losses of $11.1 million, or 1.89% of total loans at March 31, 2005, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.  In order to determine the adequacy of its allowance for loan losses management regularly monitors the level of credit risk through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.  Management further discusses its assessment of the allowance at March 31, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the Financial Condition section of this Item 2 below.

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

Management views the current banking landscape as an opportunistic period.  Management believes that the combination of its focused business strategy, industry consolidation, branch expansion and continued market penetration has positioned the company well to achieve success in the coming years.  The effective management of credit, interest rate and operational risk along with excelling in a very competitive landscape are the significant challenges for the company.

Financial Condition

Short-term investments

As of March 31, 2005, total short-term investments amounted to $35.1 million or 4% of total assets compared to $40.3 million, or 5% of total assets, at December 31, 2004.  Short-term investments carried as cash equivalents consist of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes maturing in less than ninety days.  The remaining balance carried as “other short-term investments” consists of auction rate preferred securities with redemption options (auction dates) every 49 days, but which may not readily be converted to cash at par value until the next successful auction.

Investments

At March 31, 2005, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  At March 31, 2005, the investment portfolio’s fair market value was $189.4 million, representing 22% of total assets, and consisted of $185.5 million in fixed income securities and $3.9 million in professionally managed equity securities.

During the three months ended March 31, 2005 the company sold $1.04 million of securities, recognizing $200,000 in net gains.  Principal paydowns, calls and maturities totaled $4.8 million during the period, and were primarily comprised of principal payments in the mortgage backed securities portfolio.  The proceeds from these sales and principal payments were partially utilized to purchase $10.4 million of securities.

The net unrealized loss on the portfolio at March 31, 2005 was $303,000 compared to an unrealized gain of $2.6 million at December 31, 2004.  The decrease was primarily due to higher market interest rates at March 31, 2005 as compared to December 31, 2004, leading to lower fixed income security prices and an unrealized loss.

The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall.  Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized gains or losses will only be realized if the securities are sold.

The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

If an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $590.6 million, or 68% of total assets, at March 31, 2005, an increase of $20.1 million or 4% compared to December 31, 2004 and an increase of $84.9 million or 17% compared to March 31, 2004.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to total loans, excluding deferred fees.

	March 31, 2005		December 31, 2004		March 31, 2004
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$271,770	45.9%	$257,657	45.1%	$229,906	45.3%
Commercial & industrial	150,839	25.5%	142,909	25.0%	133,400	26.3%
Construction	77,929	13.2%	80,597	14.1%	57,956	11.5%
Total Commercial loans	$500,538	84.6%	$481,163	84.2%	$421,262	83.1%

Residential mortgages	41,460	7.0%	40,654	7.1%	39,394	7.8%
Residential construction	3,313	0.6%	2,848	0.5%	3,873	0.7%
Home equity	41,793	7.1%	42,823	7.5%	37,463	7.4%
Consumer	4,404	0.7%	4,139	0.7%	4,185	0.8%
Loans held for sale	283	0.0%	101	0.0%	882	0.2%
Gross loans	$591,791	100.0%	$571,728	100.0%	$507,059	100.0%
Deferred fees	(1,188)		(1,269)		(1,328)
Total loans	590,603		570,459		505,731
Allowance for loan losses	(11,138)		(10,923)		(10,329)
Net loans	$579,465		$559,536		$495,402

Commercial real estate loans were $271.8 million at March 31, 2005, compared to $257.7 million at December 31, 2004, an increase of $14.1 million, or 5%.  Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.

Commercial and industrial loans totaled $150.8 at March 31, 2005, compared to $142.9 million at December 31, 2004, an increase of  $7.9 million or 6%.  Commercial loans include working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $9.8 million at March 31, 2005 and $10.0 million at December 31, 2004.

Management views commercial construction lending as a market with the potential for continued growth.  Over the past twelve months commercial construction lending grew by $20.0 million or 34%.  The company attributes this growth to an experienced team of lenders focused on this market segment, coupled with the company’s expansion into new geographic markets.  The decline of $2.7 million from December 31, 2004 to March 31, 2005 reflected normal paydown activity.

At March 31, 2005, the company had commercial and construction loan balances participated out to various banks amounting to $21.0 million compared to $20.0 million at December 31, 2004.  These portions participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $18.9 million at March 31, 2005, compared to $19.1 million at December 31, 2004.  The company’s participation in these loans range from 5% to 100% of the total loan commitment, with no single participation exceeding $5.0 million.

Asset Quality and  the Allowance for Loan Losses

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	March 31, 2005	Dec. 31, 2004	March 31, 2004

Non-accrual loans	$2,034	$2,140	$2,872
Accruing loans > 90 days past due	—	—	—
Total non-performing loans	2,034	2,140	2,872
Other real estate owned	—	—	—
Total non-performing assets	$2,034	$2,140	$2,872

Non-performing loans: Total loans	0.34%	0.38%	0.57%
Non-performing assets: Total assets	0.23%	0.25%	0.37%
Delinquent loans 30-89 days past due: Total loans	0.52%	0.76%	0.42%

Total non-performing loans were $2.0 million at March 31, 2005 compared to $2.1 million and $2.9 million at December 31, 2004 and March 31, 2004, respectively.  There were no significant changes since December 2004.  The change since March 2004 reflects both credit quality improvement and commercial charge-offs during the period.

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

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2005	2004

Balance at beginning of year	$10,923	$9,986

Charged off	(49)	(533)
Recovered	64	126

Net loans (charged off) /recovered	15	(407)
Provision charged to operations	200	750
Balance at March 31	$11,138	$10,329

Annualized net loans (charged off)/recovered: Average loans outstanding	0.01%	(0.33)%

	March 31, 2005	Dec. 31, 2004	March 31, 2004

Non-performing loans: Total loans	0.34%	0.38%	0.57%

Allowance for loan losses: Total loans	1.89%	1.91%	2.04%

Allowance for loan losses: Non-performing loans	547.59%	510.42%	359.64%

The allowance for loan losses to total loan ratio decreased to 1.89% at March 31, 2005 compared to 1.91% and 2.04% at December 31 and March 31, 2004, respectively.  The reduction in the ratio, especially compared to March 2004, reflects the continued marginal improvement in management’s assessment of the credit risk inherent in the portfolio, determined through management’s ongoing evaluation of individual commercial relationships and the current economy.

The allowance for loan losses to non-performing loan ratio increased to 547.59% at March 31, 2005 compared to 510.42% and 359.64% at December 31 and March 31, 2004, respectively.  The increase in the ratio occurred despite a reduction in the allowance for loan losses to total loans ratio and reflects the decrease in non-performing loans as a percentage of total loans.

Deposits

Total deposits amounted to $754.2 million at March 31, 2005 compared to $768.6 million at December 31, 2004.  The $14.4 million decrease primarily resulted from a $32 million short-term demand deposit received late in December 2004 and withdrawn early in January 2005.  Since March 31, 2004 total deposits have increased $65.7 million or 10%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2005		December 31, 2004		March 31, 2004
($in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Demand deposits	$155,009	20.6%	$172,949	22.5%	$134,394	19.5%
Interest bearing checking	171,916	22.8%	170,224	22.1%	163,757	23.8%
Total checking	326,925	43.4%	343,173	44.6%	298,151	43.3%

Retail savings/money markets	168,033	22.3%	172,748	22.5%	156,728	22.7%
Commercial savings/money markets	120,215	15.9%	120,461	15.7%	98,246	14.3%
Total savings/money markets	288,248	38.2%	293,209	38.2%	254,974	37.0%

Certificates of deposit	139,075	18.4%	132,262	17.2%	135,375	19.7%

Total deposits	$754,248	100.0%	$768,644	100.0%	$688,500	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings amounted to $36.2 million at March 31, 2005 compared to $3.7 million at December 31, 2004.  The balance increase at March 31, 2005 primarily resulted from short-term balance fluctuations, with $28 million of the advances anticipated to payoff in less than 30 days.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At March 31, 2005, the bank had the capacity to borrow additional funds from the FHLB of up to $100.7 million, and had the ability to issue up to $113 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.  There were no balances outstanding or securities pledged to Lehman Brothers at March 31, 2005.  Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of March 31, 2005, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of March 31, 2005 are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

The Company
Total Capital (to risk weighted assets)	$73,811	11.53%	$51,193	8.00%	$63,991	10.00%

Tier 1 Capital (to risk weighted assets)	65,773	10.28%	25,596	4.00%	38,394	6.00%

Tier 1 Capital (to average assets)	65,773	8.11%	32,452	4.00%	N/A*	N/A*

The Bank
Total Capital (to risk weighted assets)	$67,810	10.67%	$50,853	8.00%	$63,567	10.00%

Tier 1 Capital (to risk weighted assets)	59,825	9.41%	25,427	4.00%	38,140	6.00%

Tier 1 Capital (to average assets)	59,825	7.41%	32,284	4.00%	40,355	5.00%

*   For the Bank to qualify as “well capitalized” it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

Results of Operations

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Unless otherwise indicated, the reported results are for the three months ended March 31, 2005 with the “comparable period” and “prior year” being the three months ended March 31, 2004.

The company reported net income of $1.851 million compared to $1.715 million in the prior year.  The company had basic earnings per common share of $0.50 and $0.48, and diluted earnings per common share of $0.48 and $0.45 for the three months ended March 31, 2005 and March 31, 2004, respectively.

Net Interest Income

The company’s net interest income was $8.7 million, an increase of $1.2 million or 16%.  Total interest and dividend income for the 2005 period increased by $1.4 million, while total interest expense for the period increased $0.2 million.

Net interest margin increased to 4.71% from 4.55%.  The increase primarily resulted from a 17 basis point increase in yield on interest earning assets coupled with only a 2 basis point increase in the total cost of deposits and borrowings.

Interest Income

Interest income amounted to $10.7 million, an increase of $1.4 million or 15%, compared to $9.3 million in the prior year.  The increase resulted primarily from a 17 basis point increase in the average tax equivalent yield on interest earning assets and from a 12% increase in average interest earnings assets.

The average loan balance increased $76.9 million or 16% to $571.8 million and the yield earned increased 13 basis points to 6.27%.

Regarding investment securities and short-term investments (together “investments”), the average balance increased $7.4 million or 4% to $195.7 million and the tax equivalent yield realized increased 14 basis points to 4.40%.

The increase in interest earning asset yields was primarily derived from higher market rates, especially on loans tied to the Prime Lending Rate, which has increased 175 basis points since June 2004.

Interest Expense

Interest expense amounted to $2.1 million, an increase of $234,000 or 13%, compared to $1.8 million in the prior year.  The increase resulted primarily from a 2 basis point increase in the average yield on deposits and borrowings and from an 11% increase in average deposits and borrowings.

Savings, Personal Interest Checking, and Money Market Demand Accounts comprise 59% of average total deposits and borrowings.  The average balance on these accounts increased $58.7 million or 15% to $445.2 million and the yield increased 11 basis points to 0.92%.  The increase in yield primarily results from higher market rates and competitive pricing.

Time deposits, borrowed funds and subordinated debentures collectively decreased $8.9 million or 5% to $156.4 million, while the average yield increased 16 basis points to 2.68% from 2.52%.  The change in yield was led primarily by borrowed funds, which increased to 2.72% from 1.61%.  These funds generally are short-term, priced at current market rates and, therefore, adjust rapidly to changing interest rates.  For the period ended March 31, 2005, the average borrowed funds balance only comprised 2% of total deposits and borrowings.

Lastly, average non-interest bearing deposits, which comprise 20% of total deposits and borrowings, increased $25.6 million or 20% to $151.0 million.  These deposits consist primarily of business checking accounts and are a key component of the company’s long term funding strategy.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended March 31, 2005 and March 31, 2004, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$571,825	$8,837	6.27%	$494,941	$7,559	6.14%	$1,278	$1,164	$159	$(45)
Investment securities and short-term investments (2)	195,736	1,881	4.40%	188,309	1,738	4.26%	143	79	66	(2)
Total interest earnings assets	767,561	10,718	5.79%	683,250	9,297	5.62%	1,421	1,243	225	(47)

Other assets (3)	51,610			54,299

Total assets	$819,171			$737,549

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$445,203	1,015	0.92%	$386,551	781	0.81%	234	117	105	12
Time deposits	132,737	656	2.00%	137,750	675	1.97%	(19)	(24)	10	(5)
Borrowed funds	12,827	86	2.72%	16,691	67	1.61%	19	(15)	46	(12)
Junior subordinated debentures	10,825	294	10.87%	10,825	294	10.87%	—	—	—	—
Total interest bearing deposits and borrowings	601,592	2,051	1.38%	551,817	1,817	1.32%	234	78	161	(5)

Net interest rate spread (2)			4.41%			4.30%

Non-interest bearing deposits	151,036	—		125,485	—
Total deposits and borrowings	752,628	2,051	1.10%	677,302	1,817	1.08%

Other liabilities	4,523			3,927
Total liabilities	757,151			681,229

Stockholders’ equity	62,020			56,320

Total liabilities and stockholders’ equity	$819,171			$737,549

Net interest income		8,667			$7,480		$1,187	$1,165	$64	$(42)

Net interest margin (2)			4.71%			4.55%

(1)   Average loans include non-accrual loans and are net of deferred loan fees

(2)   Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax  equivalent effect was $272 and $266 for the periods ended March 31, 2005 and March 31, 2004, respectively.

(3)   Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision for loan losses was $200,000 and reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio.  The provision for the same period in 2004 was $750,000 and resulted from approximately $0.4 million in net charge-offs during the quarter and the related effect on management’s assessment of the credit risk inherent in the portfolio.  The provision for the remaining three quarters of 2004 was $900,000.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of net charge-offs during the period.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition - Asset Quality and the Allowance for Loan Losses” above and the discussion under the heading, “Opportunities and Risks”, contained in the “Overview” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in the company’s 2004 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income decreased $646,000 or 30% to $1.5 million.  The decrease was primarily attributable to decreases in the net gains on investment securities and in deposit service fees.

Net gains on sales of investment securities were $200,000 for the current period compared to $631,000 in the prior year, a decrease of $431,000 or 68%.  Sales of investment securities generally result from management’s assessment of investment valuations, market opportunities and the company’s asset-liability position.

Deposit service fees decreased $149,000 or 27% compared to the prior year and amounted to $400,000 for the current period.  The decrease in deposit fee income primarily resulted from higher earnings credit paid on commercial transaction accounts.

Non-Interest Expenses

Non-interest expense increased $925,000 or 15% compared to the prior year and amounted to $7.1 million.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy, and audit, legal and other professional fees.

Salaries and employee benefits increased $631,000 or 17% compared to the prior year.  The increase primarily resulted from staffing increases necessary to open two branches during 2004 and to support the company’s strategic growth initiatives and salary adjustments.  Also, increases in payroll taxes, health insurance and accruals related to performance based incentives contributed to the overall change.

Occupancy expenses increased $136,000 or 11% compared to the prior year, primarily due to the company’s growth and the opening of two branches in 2004.

Audit, legal and other professional fees increased $113,000 or 43% compared to the prior year, primarily attributable to increased financial statement and internal control related audit fees.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (the “committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of certain members of the Board of Directors and is supported by members of senior management.  The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control the company’s interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and capital.  The committee establishes and monitors guidelines for the net interest margin sensitivity, capital ratios, liquidity and FHLB borrowing capacity.  These asset-liability strategies are reviewed regularly by management and presented to and discussed with the committee on at least a quarterly basis.  The company’s asset-liability strategies may be revised periodically based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of changes in interest rates on future net interest income.  The balancing of changes in interest income from interest earning assets and interest expense from interest bearing liabilities is accomplished through the asset-liability management program.  On a quarterly basis, management completes a simulation of the company’s net interest income under various rate scenarios and presents it to the committee.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.  The committee periodically reviews the guidelines or restrictions contained in the company’s asset-liability policy and adjusts them accordingly.

Management believes there have been no material changes in the company’s interest rate risk profile as reported in the Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4 — Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended March 31, 2005) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II  OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2005.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2005.

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

ENTERPRISE BANCORP, INC.

DATE: May 10, 2005	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)