Form 10-Q
period 2005-06-30
ENTERPRISE BANCORP INC /MA/
filed 2005-08-09
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(978) 459-9000

(Registrant’s telephone number, including area code)

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  August 3, 2005, Common Stock - Par Value $0.01: 3,755,520 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Assets

Cash and cash equivalents:
Cash and due from banks	$41,615	$25,180
Short-term investments	32,840	32,090
Total cash and cash equivalents	74,455	57,270

Other short-term investments	—	8,200
Investment securities at fair value	179,313	187,601
Loans, less allowance for loan losses of $11,392 at June 30, 2005 and $10,923 at December 31, 2004	613,160	559,536
Premises and equipment	12,125	11,914
Accrued interest receivable	3,855	3,629
Deferred income taxes, net	5,051	4,084
Prepaid expenses and other assets	4,281	9,540
Core deposit intangible, net of amortization	675	741
Goodwill	5,656	5,656

Total assets	$898,571	$848,171

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$804,648	$768,644
Borrowed funds	12,965	3,651
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,481	2,577
Income taxes payable	505	50
Accrued interest payable	874	740

Total liabilities	834,298	786,487

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—

Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,755,414 and 3,690,163 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital	23,802	22,598
Retained earnings	39,452	37,408
Accumulated other comprehensive income	981	1,641

Total stockholders’ equity	64,273	61,684

Total liabilities and stockholders’ equity	$898,571	$848,171

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income
Three and six months ended June 30, 2005 and 2004
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Interest and dividend income:
Loans	$9,707	$7,626	$18,544	$15,185
Investment securities	1,826	1,757	3,646	3,481
Total short-term investments	111	71	172	85
Total interest and dividend income	11,644	9,454	22,362	18,751

Interest expense:
Deposits	1,907	1,520	3,579	2,976
Borrowed funds	106	27	191	94
Junior subordinated debentures	295	295	589	589
Total interest expense	2,308	1,842	4,359	3,659

Net interest income	9,336	7,612	18,003	15,092

Provision for loan losses	275	300	475	1,050
Net interest income after provision for loan losses
	9,061	7,312	17,528	14,042

Non-interest income:
Investment management and trust service fees	583	605	1,090	1,121
Deposit service fees	407	528	807	1,077
Net gains on sales of investment securities	5	9	205	640
Gains on sales of loans	65	114	97	199
Other income	451	332	846	731
Total non-interest income	1,511	1,588	3,045	3,768

Non-interest expense:
Salaries and employee benefits	4,472	3,466	8,798	7,161
Occupancy expenses	1,381	1,294	2,754	2,531
Audit, legal and other professional fees	389	290	765	553
Advertising and public relations	307	256	461	426
Supplies and postage	196	232	408	453
Trust professional and custodial expenses	118	135	233	287
Other operating expenses	589	501	1,157	962
Total non-interest expense	7,452	6,174	14,576	12,373

Income before income taxes	3,120	2,726	5,997	5,437
Income tax expense	1,139	982	2,165	1,978

Net income	$1,981	$1,744	$3,832	$3,459

Basic earnings per share	$0.53	$0.48	$1.04	$0.96

Diluted earnings per share	$0.52	$0.46	$1.00	$0.91

Basic weighted average common shares outstanding	3,707,167	3,625,914	3,699,027	3,615,629

Diluted weighted average common shares outstanding	3,817,583	3,779,147	3,823,790	3,784,413

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity
Six months ended June 30, 2005
(unaudited)

						Accumulated
			Additional			Other	Stockholders’
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Equity
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income	Income (Loss)	Total

Balance at December 31, 2004	3,690,163	$37	$22,598	$37,408		$1,641	$61,684

Comprehensive income
Net income				3,832	$3,832		3,832
Other comprehensive loss, net					(660)	(660)	(660)
Total comprehensive income					$3,172
Cash dividend on common stock ($0.48 per share)				(1,788)			(1,788)
Common stock issued (1)	29,960	0	870				870
Stock options exercised	35,291	1	334				335
Balance at June 30, 2005	3,755,414	$38	$23,802	$39,452		$981	$64,273

Disclosure of other comprehensive income:
Gross unrealized holding losses on securities arising during the period					$(914)
Income tax benefit					389
Net unrealized holding losses, net of tax					(525)
Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period					205
Income tax expense					(70)
Reclassification adjustment, net of tax					135

Other comprehensive loss, net of reclassification					$(660)		.

(1) Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and board committee meetings.

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004
(unaudited)

	June 30,	June 30,
(Dollars in thousands)	2005	2004
Cash flows from operating activities:
Net income	$3,832	$3,459
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	475	1,050
Depreciation and amortization	1,392	1,538
Amortization of intangible assets	66	66
Net gains on sales of investment securities	(205)	(640)
Gains on sales of loans	(97)	(199)
(Increase) decrease in:
Loans held for sale, net of gain	(778)	(374)
Accrued interest receivable	(226)	(159)
Income taxes receivable	—	(146)
Prepaid expenses and other assets	5,259	1,274
Deferred income taxes	(507)	52
Increase (decrease) in:
Accrued expenses and other liabilities	1,904	(792)
Income taxes payable	455	—
Accrued interest payable	134	(10)
Net cash provided by operating activities	11,704	5,119
Cash flows from investing activities:
Net decrease in other short-term investments	8,200	1,800
Proceeds from sales of investment securities	1,097	16,004
Proceeds from maturities, calls and pay-downs of investment securities	17,718	18,733
Purchase of investment securities	(11,657)	(29,946)
Net increase in loans	(53,224)	(42,401)
Additions to premises and equipment, net	(1,388)	(810)
Net cash used in investing activities	(39,254)	(36,620)
Cash flows from financing activities:
Net increase in deposits	36,004	74,652
Net increase (decrease) in borrowed funds	9,314	(16,616)
Cash dividends on common stock	(1,788)	(1,568)
Proceeds from issuance of common stock	870	968
Proceeds from exercise of stock options	335	338
Net cash provided by financing activities	44,735	57,774

Net increase in cash and cash equivalents	17,185	26,273
Cash and cash equivalents at beginning of period	57,270	35,102

Cash and cash equivalents at end of period	$74,455	$61,375

Supplemental financial data:
Cash paid for:
Interest	$4,225	$3,669
Income taxes	2,243	2,125

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1)           Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation organized at the direction of Enterprise Bank and Trust Company, (the “bank”), for the purpose of becoming the holding company for the bank.  The bank, a Massachusetts trust company, has two wholly owned subsidiaries, Enterprise Insurance Services LLC and Enterprise Investment Services LLC, organized for the purpose of engaging in insurance sales activities and offering non-deposit investment products and related securities brokerage services to its customers.

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$1,981	$1,744	$3,832	$3,459
SFAS 123 compensation cost	(41)	(54)	(83)	(109)
Pro forma net income	$1,940	$1,690	$3,749	$3,350

Basic earnings per share as reported	$0.53	$0.48	$1.04	$0.96
Pro forma basic earnings per share	0.52	0.47	1.01	0.93

Diluted earnings per share as reported	0.52	0.46	1.00	0.91
Pro forma diluted earnings per share	0.51	0.45	0.98	0.89

There were no options granted during the six months ended June 30, 2005.  There were 104,440 options granted during the six months ended June 30, 2004. For options granted in 2004, the per share weighted average fair value of stock options was determined to be $3.01, or 12% of the market value of the stock at the date of grant.  The value was determined by using a binomial distribution model.  The assumptions used in the model for the 2004 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.68%, 15.00%, 1.65% and 6, respectively.  On August 3, 2005, the company granted 114,650 options at an exercise price equal to the then current market price per common share of $28.75.

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

In June 2005, the FASB took the staff’s recommendation to nullify the guidance in EITF 03-1 “on the determination of whether an investment is other-than-temporarily impaired” and announced that it will issue a final FASB Staff Position (“FSP”) FAS 115-1”The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will replace certain guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.  The final FSP FAS 115-1 when issued would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of Statement 123(R).  Among other things, the SAB describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with existing SEC guidance.  The company is currently analyzing the full effect of the implementation of SFAS
123(R) on its financial statements.

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the tier 1 capital of bank holding companies.  Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits.  The Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. The adoption of this rule is not expected to have a material impact on the company.

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

(6)           Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the quarter and year to date periods ending ended June 30 and the effect of those shares on earnings:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	3,707,167	3,625,914	3,699,027	3,615,629
Dilutive shares	110,416	153,233	124,763	168,784
Diluted weighted average common shares outstanding	3,817,583	3,779,147	3,823,790	3,784,413

Basic earnings per share	$0.53	$0.48	$1.04	$0.96
Effect of dilutive shares	(0.01)	(0.02)	(0.04)	(0.05)
Diluted earnings per share	$0.52	$0.46	$1.00	$0.91

At June 30, 2005, 101,877 of the company’s outstanding stock options were excluded from the calculation of diluted earnings per share due to the exercise price exceeding the average market price.  These options, which are not currently dilutive, may potentially dilute earnings per share in the future.

(7)           Dividends/Dividend Reinvestment Plan

On April 19, 2005, the board of directors of the company approved an annual dividend of $0.48 per share, payable on June 24, to shareholders of record as of the close of business on June 3, 2005.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.

In 2005, shareholders utilized the DRP to reinvest $870,000, of the $1.8 million dividend paid by the company in June, into 29,960 shares of the company’s common stock.

(8)           Guarantees, Commitments and Derivatives

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  At June 30, 2005 and 2004 the fair value of these commitments was not material.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  At June 30, 2005, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2004 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, market expansion and opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Overview

Composition of Earnings

The company had net income of $3.832 million for the six months ended June 30, 2005 compared to $3.459 million for the same period in 2004, an increase of 11%. The company’s earnings are largely dependent on its net interest margin or spread, which is the difference between the yield on interest earning assets (loans, investment securities and short-term investments) and the cost of funding those assets (total deposits and borrowings). The company’s earnings are, therefore, subject to the risks associated with changes in the interest rate environment.

The company’s net interest margin increased by 27 basis points to 4.74% for the current six-month period, compared to 4.47% for the same period in 2004. The increase in margin through June 30, 2005 resulted primarily from a 34 basis point increase in the yield on interest earning assets, partially offset by an 8 basis point increase in the cost of total deposits and borrowings.  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 225 basis points since June 2004.  Conversely, market rates on deposit products have advanced at a slower pace over the period.  In addition, the company’s average non-interest bearing deposits, a key component of net interest margin, increased $23.7 million or 18%.

Net interest income, which is the margin or spread in dollar terms (i.e., interest income less interest expense) amounted to $18.0 million for the period ended June 30, 2005.  The increase in net interest income was $2.9 million, or 19%, compared to the same period in 2004, and was attributed primarily to an $83.8 million, or 17%, increase in the average loan balances.

The provision for loan losses was $475,000 for the six months ended June 30, 2005 and $1,050,000 for the same period in 2004. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to support the estimated credit risk inherent in the loan portfolio, including the level of charge-offs during the period.  Net charge-offs in the first six months of 2005 were $6,000 as compared to net charge-offs of $622,000 in the first six months of 2004.

Management further discusses the provision for loan losses and its assessment of the allowance at June 30, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the Financial Condition section of this Item 2 below.

The company’s earnings are also directly impacted by non-interest income, consisting of traditional banking fee income such as deposit and loan fees, gains on the sales of investment securities and loans, and non-deposit revenue streams such as investment management, trust and insurance services.  Non-interest income was $3.0 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in 2005 was primarily due to reductions in gains on sales of investment securities and loans and decreases in deposit service fees due to the higher earnings credit rates applied to business checking accounts in the current period, partially offset by an increase in the “other” income category.

The effective management of operating expenses is also a key component of the company’s financial results.  Non-interest expense amounted to $14.6 million and $12.4 million for the six months ended June 30, 2005 and 2004, respectively.  The 18% increase primarily reflects the company’s ongoing growth and strategic initiatives, including our 2004 branch expansion into the new markets of Andover, MA and Salem, NH, as well as increases in professional costs associated with the financial reporting requirements of the Sarbanes-Oxley Act.

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

Total assets increased $50.4 million, or 6%, since December 31, 2004, and amounted to $898.6 million at June 30, 2005.  The December 31, 2004 balance was partially impacted by the inflow of $32 million to a demand deposit account in late December, which was withdrawn in early January 2005.

Total loans increased by $54.1 million, or 9%, over December 31, 2004. The growth was primarily in the commercial real estate portfolio and reflects the company’s continued commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profit organizations, professionals and individuals.

Investments, consisting of investment securities and total short-term investments, decreased by $15.7 million or 7% since December 31, 2004.

Deposits increased by $36.0 million, or 5%, since December 31, 2004. The increase was concentrated primarily in the lower cost checking and non-interest bearing deposit balances.  Included in the December 31, 2004 balance was the previously mentioned temporary $32 million demand deposit inflow.

Borrowed funds increased $9.3 million since December 31, 2004.  The balance increase primarily resulted from short-term funding needs.

Opportunities and Risks

Management views the current competitive banking landscape as an opportunistic period.  Management believes that the combination of its focused business strategy, branch expansion, continued market penetration, and industry consolidation has positioned the company well to achieve success in this competitive environment.

Notwithstanding the substantial competition the company faces to attract deposits and to generate loans within its market area, management believes that the company has established a market niche in the Merrimack Valley and North Central regions of Massachusetts and southern New Hampshire.

Management believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area.  Management continually strives to differentiate the company from competitors by providing innovative commercial and consumer banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking needs of our customers, composed principally of growing and privately held businesses, professionals, and consumers.

The company continues to maintain strong growth through ongoing business development efforts and continued market expansion within existing and into new markets.  New branches were opened in the markets of Andover, MA and Salem, NH in 2004 and a second Tewksbury, MA office opened in July 2005.  In addition, the company continues to look for branch and market opportunities that will increase franchise value and shareholder returns.  Continued branch expansion is expected to increase the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized.

As management focuses on these strategic growth initiatives and market expansion opportunities, the significant challenges for the company will continue to be the effective management of interest rate, credit and operational risk.

The company’s interest rate risk management process involves evaluating various interest rate scenarios, competitive dynamics and market opportunities.  At current interest rate levels, management considers the company’s primary interest rate risk exposure to be margin or spread compression that may result from an interest yield curve that decreases, flattens or inverts.

Generally, under a decreasing interest rate scenario, both asset and liability yields re-price lower, but eventually interest rates reach a level that make further liability reductions minimal.  Such a scenario occurred in the banking industry from 2000 to 2004. Significant margin contraction occurred as average interest rates approached historic lows, earning assets continued to re-price downward and interest bearing liabilities eventually had little room to move significantly lower. In addition, as market rates declined prepayments on loans and mortgage backed investment securities accelerated, forcing companies to reinvest the proceeds at lower market rates.  In 2004, the downward trend in interest rates stabilized and short-term market rates began to move upward.

Under the flat yield curve scenario, margin compression would occur as short and long-term rates move toward similar levels. At current interest rate levels, this scenario would most likely occur with shorter-term liability costs increasing, either from market movements or competitive pressures, while longer term asset yields remain relatively stable or decrease.  Over the last twelve months the yield curve has slowly moved in this direction.  Over that period the three month U.S. Treasury rate has increased approximately 175 basis points, while the ten year U.S. Treasury rate has decreased approximately 75 basis points.

The financial magnitude of a flattening yield curve is somewhat mitigated by the company’s product mix. Approximately 34% of loans reprice within thirty days of a change in the Prime Lending Rate, a short-term rate, and approximately 46% of the company’s deposits consist of lower cost checking accounts, which are considered unlikely to incur significant interest rate increases.

An inverted yield curve would result in longer-term rates being less than shorter-term rates.  As previously discussed, the company’s primary revenue driver is net interest income, which is the difference between asset and liability returns.  Under an inverted yield curve certain market liability yields would exceed certain asset returns.  Again, the company’s product mix would lessen the potential negative financial impact but less so than under the flat curve scenario.

The management of interest rate risk is a significant component of the company’s risk management process and is discussed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process.  Management regularly monitors these factors, among others, through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.  The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses, as a direct charge to earnings.  Management determined that the allowance for loan losses of $11.4 million, or 1.82% of total loans at June 30, 2005, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.  Management further discusses its assessment of the allowance at June 30, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the Financial Condition section of this Item 2 below.

In addition to the critical nature of effectively managing the company’s interest rate and credit risk, management also recognizes, as a key component of the risk management process, the importance of effectively mitigating operational risk, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to continually monitor and safeguard information on its operating systems and that of third party service providers.  The company contracts with outside parties to perform a broad scope of both internal and external security assessments on a regular basis. These third parties test the company’s security controls and network configuration, and assess internal practices and other key items.  The company also utilizes firewall technology to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems.  The company maintains an Information Security and Technology Practices policy applicable to all employees.  The policy outlines the employee’s responsibilities and key components of the company’s Information Security and Technology Practices Program, which include the following: identification and assessment of risk; institution of policies and procedures to manage and control the risk; risk assessment of outsourced service providers; development of strategic security contingency plans; training of all officers and employees; and reporting to the board of directors.  Significant technology issues, related changes in risk and results of third party security assessments are reported to the Board’s Technology Steering and Audit Committees.  The Board, through these committees, reviews the status of the Information Security and Technology Practices Program and makes adjustments to the policy as deemed necessary.

The company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence, which would disable the company for an extended period.  The plan establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which impacted services will be restored.

Financial Condition

Short-term investments

Short-term investments classified as cash equivalents consist of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes maturing in less than ninety days.  The remaining balance carried as “other short-term investments” consists of auction rate preferred securities with redemption options (auction dates) every 49 days, but which may not readily be converted to cash at par value until the next successful auction.  Together, total short-term investments amounted to $32.8 million, or 4% of total assets, as of June 30, 2005 compared to $40.3 million, or 5% of total assets, at December 31, 2004. The reduction at June 30, 2005 was due to the maturity of $8.2 million of auction rate preferred securities partially offset by additional overnight investments during the period.

Investments

At June 30, 2005, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  The investment portfolio’s fair market value at June 30, 2005 was $179.3 million, representing 20% of total assets, and consisted of $175.2 million in fixed income securities and $4.1 million in professionally managed equity securities.

During the six months ended June 30, 2005 the company purchased $11.7 million of securities and sold $1.1 million of securities, recognizing $205,000 in net gains.  Principal paydowns, calls and maturities totaled $17.7 million during the period, and were primarily comprised of principal payments in the mortgage backed securities portfolio.

The net unrealized gain on the portfolio at June 30, 2005 was $1.5 million compared to a net unrealized gain of $2.6 million at December 31, 2004.  The decrease was primarily due to higher market interest rates at June 30, 2005 as compared to December 31, 2004.  The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall.  Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the market value of the portfolio declines, and as rates fall the value of the portfolio rises. The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

Generally unrealized gains or losses will only be realized if the securities are sold.  However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $624.6 million, or 70% of total assets, at June 30, 2005, an increase of $54.1 million or 9% compared to December 31, 2004, and an increase of $93.4 million or 18% compared to June 30, 2004.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans, excluding deferred fees.

	June 30, 2005		December 31, 2004		June 30, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$288,459	46.1%	$257,657	45.1%	$236,489	44.4%
Commercial & industrial	158,724	25.3%	142,909	25.0%	132,110	24.8%
Construction	82,695	13.2%	80,597	14.1%	73,084	13.8%
Total Commercial loans	$529,878	84.6%	$481,163	84.2%	$441,683	83.0%

Residential mortgages	44,976	7.2%	40,654	7.1%	41,096	7.7%
Residential construction	3,151	0.5%	2,848	0.5%	3,906	0.7%
Home equity	43,068	6.9%	42,823	7.5%	40,986	7.7%
Consumer	3,728	0.6%	4,139	0.7%	4,001	0.7%
Loans held for sale	976	0.2%	101	0.0%	835	0.2%
Gross loans	$625,777	100.0%	$571,728	100.0%	$532,507	100.0%
Deferred fees	(1,225)		(1,269)		(1,316)
Total loans	624,552		570,459		531,191
Allowance for loan losses	(11,392)		(10,923)		(10,414)
Net loans	$613,160		$559,536		$520,777

The company’s primary lending focus is on the development of high quality commercial real estate, construction and commercial & industrial lending relationships with growing businesses, corporations, partnerships, non-profit organizations, professionals and individuals.

Commercial real estate loans were $288.5 million at June 30, 2005, compared to $257.7 million at December 31, 2004, an increase of $30.8 million, or 12%.  Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.

Commercial & industrial loans totaled $158.7 million at June 30, 2005, compared to $142.9 million at December 31, 2004, an increase of $15.8 million or 11%.  Commercial & industrial loans include working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $7.8 million at June 30, 2005 and $10.0 million at December 31, 2004.

Commercial construction loans amounted to $82.7 million at June 30, 2005, compared to $80.6 million at December 31, 2004, an increase of $2.1 million, or 3%. Construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  Over the past twelve months commercial construction loans grew by $9.6 million, or 13%.  The company attributes this growth to an experienced team of lenders focused on this market segment, coupled with the company’s expansion into new geographic market areas.

At June 30, 2005, the company had commercial loan balances participated out to various banks amounting to $18.4 million compared to $20.0 million at December 31, 2004.  These portions participated out to other institutions are not carried as assets on the company’s financial statements. Commercial loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $14.3 million at June 30, 2005, compared to $19.1 million at December 31, 2004.  The company’s participation in these loans range from 5% to 100% of the total loan commitment, with no single participation exceeding $5.0 million.  The company performs an independent credit analysis of each commitment prior to participation in the loan.

Asset Quality and the Allowance for Loan Losses

The following table sets forth non-performing assets and allowance ratios at the dates indicated:

(Dollars in thousands)	June 30, 2005	Dec. 31, 2004	June 30, 2004

Non-accrual loans	$1,796	$2,140	$2,887
Accruing loans > 90 days past due	3	—	58
Total non-performing loans	1,799	2,140	2,945
Other real estate owned	—	—	—
Total non-performing assets	$1,799	$2,140	$2,945

Total Loans	$624,552	$570,459	$531,191

Allowance for loan losses	$11,392	$10,923	$10,414

Non-performing assets: Total assets	0.20%	0.25%	0.36%
Non-performing loans: Total loans	0.29%	0.38%	0.55%
Delinquent loans 30-89 days past due: Total loans	0.20%	0.76%	0.28%
Allowance for loan losses: Total loans	1.82%	1.91%	1.96%
Allowance for loan losses: Non-performing loans	633.24%	510.42%	353.62%

Total non-performing loans were $1.8 million at June 30, 2005 compared to $2.1 million and $2.9 million at December 31, 2004 and June 30, 2004, respectively.  The decline since June 2004 reflects the continued credit quality improvement and principal paydowns during the period.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans decreased from 0.76% at December 31, 2004, to 0.20% at June 30, 2005.  The December ratio included three large individual commercial real estate loans, which were 31 days past due at December 31, 2004 and were subsequently brought current in January 2005.

Management continues to closely monitor the credit quality of individual non-performing relationships, industry concentrations, the local real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting adverse changes within the company’s market area or deterioration in the local, regional or national economic conditions could negatively impact the company’s level of non-performing assets in the future.

The allowance for loan losses to non-performing loan ratio increased to 633.24% at June 30, 2005 compared to 510.42% and 353.62% at December 31, and June 30, 2004, respectively.  The increase in the ratio occurred despite a reduction in the allowance for loan losses to total loans ratio and reflects the decrease in non-performing loans as a percentage of total loans.

The allowance for loan losses to total loan ratio decreased to 1.82% at June 30, 2005 compared to 1.91% and 1.96% at December 31, and June 30, 2004, respectively.  The reduction in the ratio reflects management’s assessment of the continued improvement of the credit risk inherent in the portfolio.  The credit risk in the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process.

The following table summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2005	2004

Balance at beginning of year	$10,923	$9,986

Charged off	(98)	(754)
Recovered	92	132
Net loans charged off	(6)	(622)

Provision charged to operations	475	1,050
Balance at June 30	$11,392	$10,414

Annualized net loans charged off: Average loans outstanding	0.00%	0.25%

Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio.  Based on the foregoing, the allowance for loan losses of 1.82% was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of June 30, 2005.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see the discussion under the heading, “Opportunities and Risks”, contained in the Overview section of this Item 2 above and in the section entitled “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the company’s 2004 Annual Report on Form 10-K.

Deposits

Total deposits amounted to $804.6 million at June 30, 2005 compared to $768.6 million at December 31, 2004. The $36.0 million increase resulted primarily from a $26.8 million increase in lower cost checking and non-interest bearing demand deposit balances. The December 31, 2004 balance was partially impacted by the inflow of $32 million to a demand deposit account in late December, which was withdrawn in early January 2005.  Since June 30, 2004 total deposits have increased $69.2 million or 9%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2005		December 31, 2004		June 30, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Demand deposits	$165,555	20.6%	$172,949	22.5%	$155,108	21.1%
Interest bearing checking	204,410	25.4%	170,224	22.1%	167,979	22.8%
Total checking	369,965	46.0%	343,173	44.6%	323,087	43.9%

Retail savings/money markets	163,979	20.4%	172,748	22.5%	165,385	22.5%
Commercial savings/money markets	129,896	16.1%	120,461	15.7%	111,944	15.2%
Total savings/money markets	293,875	36.5%	293,209	38.2%	277,329	37.7%

Certificates of deposit	140,808	17.5%	132,262	17.2%	135,060	18.4%

Total deposits	$804,648	100.0%	$768,644	100.0%	$735,476	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $13.0 million at June 30, 2005 compared to $3.7 million at December 31, 2004.  The balance increase at June 30, 2005 primarily resulted from a $4.3 million increase in customer repurchase agreements with terms of up to six months and a $5.0 million increase in overnight FHLB advances necessary to fulfill the company’s cash management requirements at the end of the period.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At June 30, 2005, the bank had the capacity to borrow additional funds from the FHLB of up to $110.9 million, and had the ability to issue up to approximately $120 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.  There were no balances outstanding or securities pledged to Lehman Brothers at June 30, 2005.  Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of June 30, 2005, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of June 30, 2005 are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company
Total Capital (to risk weighted assets)	$75,586	11.32%	$53,405	8.00%	$66,756		10.00%

Tier 1 Capital (to risk weighted assets)	67,198	10.07%	26,702	4.00%	40,053		6.00%

Tier 1 Capital (to average assets)	67,198	7.91%	33,977	4.00%	N/A	*	N/A *

The Bank
Total Capital (to risk weighted assets)	$70,379	10.56%	$53,310	8.00%	$66,638		10.00%

Tier 1 Capital (to risk weighted assets)	62,011	9.31%	26,655	4.00%	39,983		6.00%

Tier 1 Capital (to average assets)	62,011	7.32%	33,902	4.00%	42,378		5.00%

* For the Bank to qualify as “well capitalized” it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

Results of Operations

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004

Unless otherwise indicated, the reported results are for the six months ended June 30, 2005 with the “comparable period” and “prior year” being the six months ended June 30, 2004.

The company reported net income of $3.832 million compared to $3.459 million in the prior year.  The company had basic earnings per common share of $1.04 and $0.96, and diluted earnings per common share of $1.00 and $0.91 for the six months ended June 30, 2005 and 2004, respectively.

Net Interest Income

The company’s net interest income was $18.0 million, an increase of $2.9 million, or 19% over the prior year.  Total interest and dividend income for the 2005 period increased by $3.6 million, while total interest expense for the period increased $0.7 million.

The company’s net interest margin increased by 27 basis points to 4.74% for the current period, compared to 4.47% for the same period in 2004. The increase in margin through June 30, 2005 resulted primarily from a 34 basis point increase in the yield on interest earning assets, partially offset by an 8 basis point increase in the cost of total deposits and borrowings.  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 225 basis points since June 2004.  Conversely, market rates on deposit products have advanced at a slower pace over the period.  In addition the company’s average non-interest bearing deposits, a key component of net interest margin, increased $23.7 million or 18%.

Interest Income

Interest income amounted to $22.4 million, an increase of $3.6 million, or 19%, compared to $18.8 million in the prior year.  The increase resulted primarily from a 12% increase in the average interest earning assets balances over the prior year and the 34 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning assets growth was an increase of $83.8 million, or 17%, in average loan balances to $588.5 million.  Average loan yields increased to 6.35%, or 30 basis points, as variable rate loans indexed to the prime rate repriced to the higher market rates over the period.  Interest income on loans amounted to $18.5 million, an increase of $3.4 million over the prior year.

The average balance of investment securities and short-term investments (together, “investments”) increased $0.4 million, or 0.2%, to $198.9 million and the tax equivalent yield realized increased 22 basis points to 4.36% due to the increase in market interest rates.  Investment income amounted to $3.8 million, an increase of $0.3 million over the prior year.

Interest Expense

Interest expense amounted to $4.4 million, an increase of $0.7 million, or 19%, compared to $3.7 million in the prior year.  The increase resulted primarily from an 8 basis point increase in the total cost of deposits and borrowings and, to a lesser extent, from an 11% increase in average balances of deposits and borrowings.

Savings, Personal Interest Checking, and Money Market Demand Accounts comprised 59% of average total deposits and borrowings.  The average balance on these accounts increased $49.0 million, or 12%, to $454.9 million and the yield increased 13 basis points to 0.96%.  The increase in yield primarily resulted from higher market rates and competitive pricing.  The related interest expense amounted to $2.2 million, an increase of $0.5 million over the prior year.

The average balance of time deposits, borrowed funds and junior subordinated debentures collectively increased $2.5 million, or 2%, to $161.1 million, while the average yield increased 22 basis points to 2.74% from 2.52%.  The average balance increase was due primarily to an increase in FHLB borrowings. These funds generally are short-term, priced at current market rates and therefore, adjust rapidly to changing interest rates.  For the period ended June 30, 2005, the average borrowed funds balance comprised only 2% of total deposits and borrowings.  The 22 basis point increase in yield was led primarily by certificate of deposit yields, which increased to 2.08% from 1.93%, due to the increase in market interest rates.  Interest expense related to time deposits, borrowed funds and junior subordinated debentures was $2.2 million, an increase of $0.2 million over the prior year.

Lastly, average non-interest bearing deposit balances, which comprise 20% of total deposits and borrowings, increased $23.7 million, or 18%, to $155.9 million.  These deposits consist primarily of business checking accounts and are a key funding component of the company’s long term funding strategy and are integral to maintaining a low total cost of funds.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the six months ended June 30, 2005 and June 30, 2004, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$588,506	$18,544	6.35%	$504,671	$15,185	6.05%	$3,359	$2,515	$751	$93
Investments (2)	198,926	3,818	4.36%	198,482	3,566	4.14%	252	9	218	25
Total interest earnings assets	787,432	22,362	5.85%	703,153	18,751	5.51%	3,611	2,524	969	118

Other assets (3)	51,895			53,980

Total assets	$839,327			$757,133

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$454,852	2,168	0.96%	$405,848	1,665	0.83%	503	202	262	39
Time deposits	136,652	1,411	2.08%	136,575	1,311	1.93%	100	1	102	(3)
Borrowed funds	13,652	191	2.82%	11,191	94	1.69%	97	21	63	13
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	615,981	4,359	1.43%	564,439	3,659	1.30%	700	224	427	49

Net interest rate spread (2)			4.42%			4.21%

Non-interest bearing deposits	155,918	—		132,261	—
Total deposits and borrowings	771,899	4,359	1.14%	696,700	3,659	1.06%

Other liabilities	4,724			3,949
Total liabilities	776,623			700,649

Stockholders’ equity	62,704			56,484

Total liabilities and stockholders’ equity	$839,327			$757,133

Net interest income		18,003			$15,092		$2,911	$2,300	$542	$69

Net interest margin (2)			4.74%			4.47%

(1)   Average loans include non-accrual loans and are net of deferred loan fees

(2)   Investments include investment securities and total short-term investments.  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $521 and $540 for the periods ended June 30, 2005 and June 30, 2004, respectively.

(3)   Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision reflects management’s ongoing assessments of the adequacy of the allowance for loan losses which includes, among other factors, the growth of the loan portfolio, the estimates of loan loss reserves necessary to support the level of the credit risk inherent in the portfolio, and the level of net charge-offs during the period.

The provision for loan losses was $475,000 for the six months ended June 30, 2005.  The provision for the same period in 2004 was $1,050,000 due in part to the $622,000 in net charge-offs during the period (primarily in the first three months of that year) and the related effect on management’s assessment of the adequacy of the allowance at that time.  Net charge-offs for the current six-month period amounted to $6,000.

Non-Interest Income

Non-interest income decreased $723,000, or 19%, to $3.0 million.  The decrease was attributable primarily to decreases in the net gains on sales of investment securities and residential mortgage loans and in deposit service fees, partially offset by an increase in the “other” income category.

Net gains on sales of investment securities were $205,000 for the current period compared to $640,000 in the prior year, a decrease of $435,000, or 68%.  Sales of investment securities generally result from management’s assessment of investment valuations, market opportunities and the company’s asset-liability position.

Gains on sales of residential mortgage loans were $97,000 for the current period compared to $199,000 in the prior year, a decline of $102,000, or 51%.  The decrease was due to a reduction in the volume of fixed rate residential mortgage loans originated and subsequently sold compared to the prior year.  Fixed rate residential mortgage originations were higher in the prior year due to the low market interest rates during that period.

Deposit service fees decreased $270,000 or 25% compared to the prior year and amounted to $807,000 for the current period.  The decrease in deposit fee income primarily resulted from higher earnings credit rates paid on commercial transaction accounts, which offsets the service charges assessed.

The “other” income category includes processing fees charged for merchant credit card sales deposits, commercial letter of credit fees, check printing fees and ATM & debit card fee income.  Such other income was $846,000, an increase of $115,000, or 16%, over the prior year.  The increase was due primarily to the company’s growth and an increase in transaction volume.

Non-Interest Expenses

Non-interest expense increased $2.2 million, or 18%, compared to the prior year and amounted to $14.6 million through June 30, 2005.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy, and audit, legal and other professional fees.

Salaries and employee benefits increased $1.6 million, or 23%, compared to the prior year.  This increase was primarily due to increases in performance based incentives, as well as in salaries and related benefits due to annual compensation adjustments and additional staffing necessary to support the company’s growth.

Occupancy expenses increased $223,000 or 9% compared to the prior year, primarily due to the company’s growth and the opening of the two branches in 2004.

Audit, legal and other professional fees increased $212,000 or 38% compared to the prior year, primarily attributable to increased audit and legal costs associated with the financial reporting requirements of the Sarbanes-Oxley Act.

Results of Operations

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004

Unless otherwise indicated, the reported results are for the three months ended June 30, 2005 with the “comparable period” and “prior period” being the three months ended June 30, 2004.

The company reported net income of $1.981 million compared to $1.744 million in the comparable period of the prior year.  The company had basic earnings per common share of $0.53 and $0.48, and diluted earnings per common share of $0.52 and $0.46 for the three months ended June 30, 2005 and June 30, 2004, respectively.

Net Interest Income

The company’s net interest income was $9.3 million, an increase of $1.7 million, or 23%.  Total interest and dividend income for the 2005 period increased by $2.2 million, while total interest expense for the period increased by $466,000.

The company’s net interest margin increased by 40 basis points to 4.77% for the three months ended June 30, 2005, compared to 4.37% for the same period in 2004. The increase in margin over the prior period resulted primarily from a 52 basis point increase in the yield on interest earning assets, partially offset by a 14 basis point increase in the cost of total deposits and borrowings.  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 225 basis points since June 2004.  Conversely, market rates on deposit products have advanced at a slower pace over the period.  In addition the company’s average non-interest bearing deposits, a key component of net interest margin, increased $21.7 million or 16%.

Interest Income

Interest income amounted to $11.6 million, an increase of $2.2 million, or 23%, compared to $9.5 million in the prior period.  The increase resulted primarily from a 12% increase in the average balance of interest earnings assets and the 52 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning asset growth was an increase of $90.6, or 18%, in average loan balances to $605.0 million.  Average loan yields increased 49 basis points to 6.44% as variable rate loans indexed to the prime rate repriced to the higher market rates over the period.  Interest income on loans amounted to $9.7 million, an increase of $2.1 million over the prior period.

The average balance of investment securities and short-term investments (together, “investments”) decreased $6.6 million, or 3%, to $202.1 million, while the tax equivalent yield realized increased 32 basis points to 4.35% due to the increase in market interest rates.  Investment income amounted to $1.9 million, an increase of $109,000 over the prior period.

Interest Expense

Interest expense amounted to $2.3 million, an increase of $466,000 or 25%, compared to $1.8 million in the prior period.  The increase resulted primarily from a 14 basis point increase in the average yield on deposits and borrowings and, to a lesser extent, from a 10% increase in average deposits and borrowings.

Savings, Personal Interest Checking, and Money Market Demand Accounts comprise 59% of average total deposits and borrowings.  The average balance on these accounts increased $39.2 million, or 9%, to $464.4 million and the yield increased 17 basis points to 1.00%.  The increase in yield primarily resulted from higher market rates and competitive pricing.  The related interest expense amounted to $1.2 million, an increase of $270,000 over the prior period.

The average balance of time deposits, borrowed funds and junior subordinated debentures collectively increased $13.9 million, or 9%, to $165.8 million, while the average yield increased 26 basis points to 2.79% from 2.53%.  The increase in average balances was due primarily to increases in average time deposits and FHLB borrowing balances of $5.1 million and $7.9 million, respectively.  For the period ended June 30, 2005, the average borrowed funds balance comprised only 2% of total deposits and borrowings.  The 26 basis point increase in yield was led primarily by certificate of deposit yields, which increased to 2.15% from 1.89%, due to the increase in market interest rates.  Interest expense related to time deposits, borrowed funds and junior subordinated debentures amounted to $1.2 million, an increase of $196,000 over the prior period.

Lastly, average non-interest bearing deposit balances, which comprise 20% of total deposits and borrowings, increased $21.7 million, or 16%, to $160.7 million.  These deposits consist primarily of business checking accounts and are a key component of the company’s long term funding strategy.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended June 30, 2005 and June 30, 2004, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$605,003	$9,707	6.44%	$514,400	$7,626	5.95%	$2,081	$1,344	$628	$109
Investments (2)	202,080	1,937	4.35%	208,654	1,828	4.03%	109	(66)	167	8
Total interest earnings assets	807,083	11,644	5.91%	723,054	9,454	5.39%	2,190	1,278	795	117

Other assets (3)	52,178			53,541

Total assets	$859,261			$776,595

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$464,393	1,153	1.00%	$425,144	883	0.83%	270	81	180	9
Time deposits	140,524	754	2.15%	135,400	637	1.89%	117	24	88	5
Borrowed funds	14,469	106	2.94%	5,691	27	1.90%	79	42	15	22
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	630,211	2,308	1.47%	577,060	1,842	1.28%	466	147	283	36

Net interest rate spread (2)			4.44%			4.11%

Non-interest bearing deposits	160,747	—		139,036	—
Total deposits and borrowings	790,958	2,308	1.17%	716,096	1,842	1.03%

Other liabilities	4,915			4,207
Total liabilities	795,873			720,303

Stockholders’ equity	63,388			56,292

Total liabilities and stockholders’ equity	$859,261			$776,595

Net interest income		9,336			$7,612		$1,724	$1,131	$512	$81

Net interest margin (2)			4.77%			4.37%

(1)   Average loans include non-accrual loans and are net of deferred loan fees

(2)   Investments include investment securities and total short-term investments.  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $259 and $273 for the periods ended June 30, 2005 and June 30, 2004, respectively.

(3)   Other assets include cash and due from banks, FAS 115 market value adjustment, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets, and other miscellaneous assets.

Provision for Loan Losses

The provision reflects management’s ongoing assessments of the adequacy of the allowance for loan losses which includes, among other factors, the growth of the loan portfolio, the estimates of loan loss reserves necessary to support the level of the credit risk inherent in the portfolio, and the level of net charge-offs during the period.

The provision for loan losses was $275,000 for the three months ended June 30, 2005, compared to $300,000 in the prior period.  The provision for each period reflects management’s assessment of the adequacy of the allowance for loan loss at that time.

Non-Interest Income

Non-interest income decreased $77,000, or 5%, to $1.5 million.  The decrease was attributable primarily to decreases in deposit service fees and in the gains realized on the sales of loans, partially offset by an increase in the “other” income category.

Deposit service fees decreased $121,000 or 23% compared to the prior year and amounted to $407,000 for the current period.  The decrease in deposit fee income primarily resulted from higher earnings credit rates paid on commercial transaction accounts, which offsets the service charges assessed.

Gains on sales of loans were $65,000 for the current period, compared to $114,000 in the prior period.  The decrease was due to higher volume of fixed rate residential mortgage loans originated for sale in the prior period due to the more favorable market rates at that time.

The “other” income category includes processing fees charged for merchant credit card sales deposits, commercial letter of credit fees, check printing fees and ATM & debit card fee income.  Such other income amounted to $451,000, an increase of $119,000, or 36%, over the prior period.  The increase was due primarily to the company’s growth and an increase in transaction volume.

Non-Interest Expenses

Non-interest expense increased $1.3 million, or 21%, compared to the prior year and amounted to $7.5 million.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy, and audit, legal and other professional fees.

Salaries and employee benefits increased $1.0 million, or 29%, compared to the prior year.  This increase was primarily due to increases in performance based incentives, as well as in salaries and related benefits due to annual compensation adjustments and additional staffing necessary to support the company’s growth.

Occupancy expenses increased $87,000, or 7%, compared to the prior period, primarily due to the company’s growth and the opening of two branches in 2004.

Audit, legal and other professional fees increased $99,000 or 34% compared to the prior year, primarily attributable to increases in audit and legal costs associated with the financial reporting requirements of the Sarbanes-Oxley Act, and increased expenditures for outsourced technology services and human resource consulting.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (“the committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of six outside directors of the company and three senior managers of the company, who are also members of the Board of Directors, with various management liaisons. In addition, directors who are not on the committee are scheduled to rotate through on a staggered basis for one quarter each year as voting members of the committee. The primary objectives of the company’s asset-liability policy are to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and FHLB borrowing capacity.  The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability strategies and guidelines are revised accordingly based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth of the company and other factors.

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

Item 4 – Controls and Procedures

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

The company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the company’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended June 30, 2005) that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2005.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2005.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders, held on May 3, 2005, holders of the company’s common stock elected the Board’s nominees to the Board of Directors and ratified the Audit Committee’s appointment of the company’s independent auditors.  Votes were cast as follows:

1.   To elect six Directors of the company, each for a three-year term:

Nominee	For	Withheld
Kenneth S. Ansin	2,877,445	0
John R. Clementi	2,877,445	0
Carole A. Cowan	2,876,995	450
Eric W. Hanson	2,877,395	50
Arnold S. Lerner	2,874,579	2,866
Richard W. Main	2,874,929	2,516

2.   To ratify the Audit Committee’s appointment of KPMG LLP as the company’s independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
2,868,223	6,546	2,676

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

ENTERPRISE BANCORP, INC.

DATE: August 9, 2005	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President, Treasurer and
Chief Financial Officer (Principal Financial
Officer)