Form 10-Q
period 2005-09-30
ENTERPRISE BANCORP INC /MA/
filed 2005-11-09
CIK 1018399

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 4, 2005, Common Stock - Par Value $0.01: 3,769,545 shares outstanding.

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(unaudited)

(Dollars in thousands)	September 30, 2005	December 31, 2004
Assets

Cash and cash equivalents:
Cash and due from banks	$42,067	$25,180
Short-term investments	12,536	32,090
Total cash and cash equivalents	54,603	57,270

Other short-term investments	—	8,200
Investment securities at fair value	171,182	187,601
Loans, less allowance for loan losses of $11,759 at September 30, 2005 and $10,923 at December 31, 2004	653,811	559,536
Premises and equipment	11,761	11,914
Accrued interest receivable	4,361	3,629
Deferred income taxes, net	5,661	4,084
Prepaid expenses and other assets	5,121	9,540
Core deposit intangible, net of amortization	642	741
Goodwill	5,656	5,656

Total assets	$912,798	$848,171

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$811,614	$768,644
Borrowed funds	16,622	3,651
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	6,396	2,577
Income taxes payable	863	50
Accrued interest payable	517	740

Total liabilities	$846,837	$786,487

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	$—	$—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,764,520 and 3,690,163 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	38	37
Additional paid-in capital	23,811	22,598
Retained earnings	41,705	37,408
Accumulated other comprehensive income	407	1,641

Total stockholders’ equity	$65,961	$61,684

Total liabilities and stockholders’ equity	$912,798	$848,171

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and Nine months ended September 30, 2005 and 2004

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income:
Loans	$10,627	$8,391	$29,171	$23,576
Investment securities	1,714	1,830	5,360	5,311
Total short-term investments	41	147	213	232
Total interest and dividend income	12,382	10,368	34,744	29,119

Interest expense:
Deposits	2,135	1,681	5,714	4,657
Borrowed funds	121	24	312	118
Junior subordinated debentures	294	294	883	883
Total interest expense	2,550	1,999	6,909	5,658

Net interest income	9,832	8,369	27,835	23,461

Provision for loan losses	360	300	835	1,350
Net interest income after provision for loan losses	9,472	8,069	27,000	22,111

Non-interest income:
Investment management and trust service fees	588	528	1,678	1,649
Deposit service fees	435	507	1,242	1,584
Net gains/(losses) on sales of investment securities	22	(2)	227	638
Gains on sales of loans	98	76	195	275
Other income	605	397	1,451	1,128
Total non-interest income	1,748	1,506	4,793	5,274

Non-interest expense:
Salaries and employee benefits	4,736	3,684	13,534	10,845
Occupancy expenses	1,372	1,310	4,126	3,841
Audit, legal and other professional fees	405	342	1,170	895
Advertising and public relations	209	177	670	603
Supplies and postage	256	203	664	656
Trust professional and custodial expenses	119	151	352	438
Other operating expenses	588	506	1,745	1,468
Total non-interest expense	7,685	6,373	22,261	18,746

Income before income taxes	3,535	3,202	9,532	8,639
Income tax expense	1,282	1,158	3,447	3,136

Net income	$2,253	$2,044	$6,085	$5,503

Basic earnings per share	$0.60	$0.56	$1.64	$1.51

Diluted earnings per share	$0.58	$0.53	$1.59	$1.45

Basic weighted average common shares outstanding	3,757,867	3,676,922	3,718,856	3,636,209

Diluted weighted average common shares outstanding	3,865,708	3,824,270	3,837,978	3,797,848

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2005

(unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
(Dollars in thousands, except share data)	Shares	Amount	Capital	Earnings	Income	Income (Loss)	Equity
Balance at December 31, 2004	3,690,163	$37	$22,598	$37,408		$1,641	$61,684

Comprehensive income
Net income				6,085	6,085		6,085
Other comprehensive loss, net					(1,234)	(1,234)	(1,234)
Total comprehensive income					4,851
Cash dividend on common stock ($0.48 per share)				(1,788)			(1,788)
Common stock issued (1)	38,711	—	875				875
Stock options exercised	35,646	1	338				339
Balance at September 30, 2005	3,764,520	38	23,811	41,705		407	65,961

Disclosure of other comprehensive income:
Gross unrealized holding losses on securities arising during the period					(1,872)
Income tax benefit					787
Net unrealized holding losses, net of tax					(1,085)
Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period					227
Income tax expense					(78)
Reclassification adjustment, net of tax					149

Other comprehensive loss, net of reclassification					(1,234)

(1)          Common stock was issued during the period to shareholders under the dividend reinvestment plan and as a restricted stock award to an executive officer.

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2005 and 2004

(unaudited)

(Dollars in thousands)	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income	$6,085	5,503
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	835	1,350
Depreciation and amortization	2,097	2,260
Amortization of intangible assets	99	100
Net gains on sales of investment securities	(227)	(638)
Gains on sales of loans	(195)	(275)
(Increase) decrease in:
Loans held for sale, net of gain	296	(1,323)
Accrued interest receivable	(732)	(491)
Income taxes receivable	—	(76)
Prepaid expenses and other assets	4,419	1,313
Deferred income taxes	(712)	(60)
Increase (decrease) in:
Accrued expenses and other liabilities	3,819	1,962
Income taxes payable	813	—
Accrued interest payable	(223)	(279)
Net cash provided by operating activities	16,374	9,346
Cash flows from investing activities:
Net decrease in other short-term investments	8,200	1,800
Proceeds from sales of investment securities	1,405	16,004
Proceeds from maturities, calls and pay-downs of investment securities	24,997	25,151
Purchase of investment securities	(12,170)	(32,881)
Net increase in loans	(95,211)	(62,110)
Additions to premises and equipment, net	(1,629)	(1,008)
Net cash used in investing activities	(74,408)	(53,044)
Cash flows from financing activities:
Net increase in deposits	42,970	79,599
Net increase (decrease) in borrowed funds	12,971	(11,887)
Cash dividends on common stock	(1,788)	(1,568)
Proceeds from issuance of common stock	875	968
Proceeds from exercise of stock options	339	356
Net cash provided by financing activities	55,367	67,468

Net increase/(decrease) in cash and cash equivalents	(2,667)	23,770
Cash and cash equivalents at beginning of period	57,270	35,102

Cash and cash equivalents at end of period	$54,603	58,872

Supplemental financial data:
Cash paid for:
Interest	$7,132	$5,937
Income taxes	3,372	3,325

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1)           Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation organized at the direction of Enterprise Bank and Trust Company, (the “bank”), for the purpose of becoming the holding company for the bank.  The bank, a Massachusetts trust company, has three wholly owned subsidiaries, Enterprise Insurance Services LLC, organized for the purpose of engaging in insurance sales activities, Enterprise Investment Services LLC, which offers non-deposit investment products and related securities brokerage services to its customers, and Enterprise Security Corporation, which invests in a portfolio of equity securities.

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

(3)           Stock Based Compensation

The company measures compensation cost for stock options using the intrinsic value method under which no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock.

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated in the following table:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income as reported	$2,253	$2,044	$6,085	$5,503
SFAS 123 compensation cost	(109)	(53)	(191)	(163)
Pro forma net income	2,144	$1,991	$5,894	$5,340

Basic earnings per share as reported	$0.60	$0.56	$1.64	$1.51
Pro forma basic earnings per share	0.57	0.54	1.58	1.47

Diluted earnings per share as reported	$0.58	0.53	$1.59	1.45
Pro forma diluted earnings per share	0.56	0.52	1.54	1.41

There were 118,150 options granted during the nine months ended September 30, 2005. The per share weighted average grant date fair value of stock options was determined to be $5.58, and the key assumptions used in the valuation for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.12%, 15.00%, 1.67% and 6, respectively.

There were 104,940 options granted during the nine months ended September 30, 2004. The per share weighted average fair value of stock options was determined to be $3.01 at the date of grant, and the assumptions used in the valuation for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.59%, 15.00%, 1.58% and 6, respectively.

During 2005 management replaced the Binomial option valuation model (a lattice style model) with the Black-Scholes option valuation model. The company has determined that option values calculated prior to 2005 under the Binomial model are not materially different to those that would have been calculated using the Black-Scholes model.

On September 7, 2005, 8,750 shares were issued to an executive officer as a restricted stock award.  The shares were issued at a market price of $28.50 per share and vest twenty percent per year starting on the first anniversary date of the award.

(4)           Accounting Rule Changes

In March 2004, the Financial Accounting Standards Board, (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to determine the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The task force concluded that an investment is impaired if the fair value of the investment is less than cost. If impaired, the investor must make an evidence-based judgment to determine if the impairment is recoverable within a reasonable period of time considering the severity and duration of the impairment in relation to the forecasted recovery of fair value.  The impairment should be considered other than temporary if the investor does not have the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment. For those investments for which impairment is considered other than temporary, the company would recognize in earnings an impairment loss equal to the difference between the investment’s cost and its fair value. EITF No. 03-1 other-than-temporary impairment evaluations were effective for reporting periods beginning after September 15, 2004.

In September 2004, the FASB issued FSP (FASB Staff Position) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1” due to industry responses to EITF No. 03-1.  The FSP provided guidance for the application of EITF No. 03-1 as it relates to debt securities that are impaired because of interest rate and/or sector spread increases (non-credit impairment). It also delayed the effective date of EITF No. 03-1 for non-credit impaired debt securities until a final consensus could be reached.

In November 2005, the FASB took the staff’s recommendation to nullify the guidance of paragraphs 10- 18 of EITF 03-1 “on the determination of whether an investment is other-than-temporarily impaired” and issued a final FASB Staff Position (“FSP”) FAS 115-1“The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will replace certain guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarify that for non-credit impaired debt securities, other-than-temporary impairment can generally be avoided if the investor has the ability and intent to hold the investment until recovery of fair value or maturity.  The final FSP FAS 115-1 will be  effective for reporting periods beginning after December 15, 2005.

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

For periods before the required effective date, entities may elect to apply the modified retrospective application transition method, which may be applied either (a) to all prior years for which Statement 123 was effective or (b) only to prior interim periods in the year of initial adoption if the required effective date of this Statement does not coincide with the beginning of the entity’s fiscal year.  An entity that chooses to apply the modified retrospective method to all prior years for which Statement 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash on a basis consistent with the pro-forma disclosures required for those periods by Statement 123.  The company currently uses the intrinsic value method to measure compensation cost. See note 3, “Stock Based Compensation”, above, for pro forma information regarding compensation expense using the fair value method under SFAS 123.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of Statement 123(R).  Among other things, the SAB describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with existing SEC guidance.  The company intends to adopt SFAS 123(R) utilizing the modified version of prospective application method and is currently analyzing the full effect of the implementation of SFAS 123(R) on its financial statements.

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

(6)           Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.  The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the quarter and year to date periods ending ended September 30 and the effect of those shares on earnings:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic weighted average common shares outstanding	3,757,867	3,676,922	3,718,856	3,636,209
Dilutive effect of stock options	107,841	147,348	119,122	161,639
Diluted weighted average common shares outstanding	3,865,708	3,824,270	3,837,978	3,797,848

Basic earnings per share	$0.60	$0.56	$1.64	$1.51
Effect of dilutive shares	(0.02)	(0.03)	(0.05)	(0.06)
Diluted earnings per share	$0.58	$0.53	$1.59	$1.45

At September 30, 2005, 213,602 of the company’s outstanding stock options were excluded from the calculation of diluted earnings per share due to the exercise price exceeding the average market price.  These options, which are not currently dilutive, may potentially dilute earnings per share in the future.

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

In 2005, shareholders utilized the DRP to reinvest $871,000, of the $1.8 million dividend paid by the company in June, into 29,960 shares of the company’s common stock.

(8)           Guarantees, Commitments and Derivatives

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the bank creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  At September 30, 2005 and 2004 the fair value of these commitments was not material.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At September 30, 2005, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

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

Overview

Composition of Earnings

The company had net income of $6.085 million for the nine months ended September 30, 2005 compared to $5.503 million for the same period in 2004, an increase of 11%. The company’s earnings are largely dependent on its net interest margin or spread, which is the difference between the yield on interest earning assets (loans, investment securities and short-term investments) and the cost of funding those assets (total deposits and borrowings). The company’s earnings are, therefore, subject to the risks associated with changes in the interest rate environment.  In addition, other components effecting net income include the level of the provision for loan losses, non-interest income, non-interest expenses and income taxes.

The company’s tax equivalent net interest margin increased by 32 basis points to 4.79% for the current nine-month period, compared to 4.47% for the same period in 2004. The increase in margin through September 30, 2005 resulted primarily from a 44 basis point increase in the yield on interest earning assets, partially offset by a 13 basis point increase in the cost of funds (i.e.: total deposits and borrowings).  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 275 basis points since June 2004.  Conversely, market rates on deposit products, especially non-certificate products, have advanced at a slower pace over the period.  In addition, the company’s average non-interest bearing deposits, a key component in maintaining a low overall cost of funds, increased $21.4 million, or 15%, over the comparable nine month period in the prior year.

Net interest income, which is the margin or spread in dollar terms (i.e., interest income less interest expense) amounted to $27.8 million for the nine months ended September 30, 2005.  The increase in net interest income was $4.4 million, or 19%, compared to the same period in 2004, and was attributed primarily to an $88.5 million, or 17%, increase in average loan balances.

The provision for loan losses charged to operations reflects management’s assessment of the adequacy of the allowance for loan losses to support the estimated credit risk inherent in the loan portfolio, including the level of charge-offs during the period. The provision for loan losses was $835 thousand for the nine months ended September 30, 2005 and $1.350 million for the same period in 2004. Net recoveries for the first nine months of 2005 were $1 thousand as compared to net charge-offs of $592 thousand in the first nine months of 2004.

Management further discusses the provision for loan losses and its assessment of the allowance at September 30, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the “Financial Condition” section of this Item 2 below.

The company’s earnings are also directly impacted by non-interest income, consisting of traditional banking fee income such as deposit and loan fees, net gains/losses on the sales of investment securities and loans, and non-deposit revenue streams such as investment management, trust and insurance services.  Non-interest income was $4.8 million and $5.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in 2005 was primarily due to reductions in net gains on sales of investment securities and loans and decreases in deposit service fees due to the higher earnings credit rates applied to business checking accounts in the current period, partially offset by an increase in the “other” income category.  The “other” income category includes merchant credit card deposit fees and electronic banking fees, commercial letter of credit fees, check printing fees, and income related to bank-owned life insurance.  The increase was due primarily to the increases in merchant and electronic banking fee income, partially due to the sale of a merchant credit card services portfolio, income related to bank-owned life insurance, and an increase in fee income due to the company’s growth and increase in transaction volume.

Operating expenses are also a key component of the company’s financial results.  Non-interest expense amounted to $22.3 million and $18.7 million for the nine months ended September 30, 2005 and 2004, respectively.  The 19% increase primarily reflects increases in compensation costs and the infrastructure necessary to support the company’s ongoing growth and strategic initiatives, 2004 branch expansion into the new markets of Andover, MA and Salem, NH, the opening of our second Tewksbury, MA branch in July 2005, as well as increases in professional costs associated with the financial reporting requirements of the Sarbanes-Oxley Act.

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

Total assets increased $64.6 million, or 8%, since December 31, 2004, and amounted to $912.8 million at September 30, 2005.  The December 31, 2004 balance was impacted by the inflow of $32 million to a demand deposit account in late December, which was withdrawn in early January 2005.

Total loans increased by $95.1 million, or 17%, over December 31, 2004. The growth was primarily in the commercial real estate portfolio and reflects the company’s expansion into new markets, continued growth in mature markets and the company’s continued commitment to developing strong commercial lending relationships with growing businesses, corporations, non-profit organizations, professionals and individuals.

Investments, consisting of investment securities and total short-term investments, decreased by $44.2 million, or 19%, since December 31, 2004 as proceeds from principal paydowns, calls and maturities were used primarily to fund loan growth.

Deposits increased by $43.0 million, or 6%, since December 31, 2004. The increase was concentrated primarily in the lower cost checking and non-interest bearing deposit balances.  The December 31, 2004 balance reflects a $32 million demand deposit inflow that was withdrawn in early January 2005.

Borrowed funds increased $13.0 million since December 31, 2004.  The increase was due primarily to loan growth exceeding deposit growth during the period.

Opportunities and Risks

Management views the current banking landscape as an opportunistic period and believes that the company has established a market presence in the Merrimack Valley and North Central regions of Massachusetts and in southern New Hampshire.  Management also believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area.  Management continually strives to differentiate the company from competitors by providing innovative commercial and consumer banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking needs of its customers, which include businesses, professionals, and consumers.

Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  This market competition includes the expanded lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as non-bank financial service competitors.

In this competitive marketplace, the company has continued to maintain very strong commercial loan growth through ongoing business development efforts and continued market expansion within existing and into new markets.  The company expanded its market presence with two new branches that opened in Andover, MA and Salem, NH in 2004 and a second Tewksbury, MA office in July 2005, bringing the company’s total branch network to fourteen.  In addition, the company continues to look for market and branch opportunities that will increase franchise value and shareholder returns.  Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

In addition to growth and competition, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The company’s interest rate risk management process involves evaluating various interest rate scenarios, competitive dynamics and market opportunities.  At current interest rate levels, management considers the company’s primary interest rate risk exposure to be margin or spread compression that may result from an interest yield curve that decreases, flattens or inverts.

Generally, under a decreasing interest rate scenario, both asset and liability yields re-price lower, but eventually interest rates reach a level that make further liability reductions minimal.  Such a scenario occurred in the banking industry from 2000 to 2004. Significant margin contraction occurred as average interest rates approached historic lows, earning assets continued to re-price downward and interest-bearing liabilities eventually had little room to move significantly lower. In addition, as market rates declined prepayments on loans and mortgage backed investment securities accelerated, forcing companies to reinvest the proceeds at lower market rates.  In 2004, the downward trend in interest rates stabilized and short-term market rates began to move upward.

Under the flat yield curve scenario, margin compression would eventually occur as short and long-term rates move toward similar levels. At current interest rate levels, this scenario would most likely occur with shorter-term liability costs increasing from market movements and competitive pressures, while longer term asset yields remain relatively stable or decrease.  Over the last twelve months the yield curve has slowly moved in this direction as evidenced by the spread between the three month U.S. Treasury rate and the ten year U.S. Treasury rate contracting by 164 basis points.

The financial magnitude of this recent yield curve flattening has been somewhat mitigated by the company’s product mix.  Approximately 33% of loans reprice within thirty days of a change in the Prime Lending Rate, a short-term rate; approximately 45% of the company’s deposits consist of lower cost checking accounts, which are considered unlikely to incur significant interest rate increases; other deposit products such as savings, money markets and certificates of deposit, have increased in rate, but at a slower pace than wholesale market rates.  Over a longer period, the company expects that increases in deposit rates which could exceed increases in asset yields under a flattening yield curve scenario may eventually lead to margin compression.

An inverted yield curve would result in longer-term rates being less than shorter-term rates.  As previously discussed, the company’s primary revenue driver is net interest income, which is the difference between asset and liability returns.  Under an inverted yield curve certain market liability yields would exceed certain asset returns.  Again, the company’s product mix would lessen the potential negative financial impact but to a lesser extent than under the flat curve scenario.

The management of interest rate risk is a significant component of the company’s risk management process and is discussed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process.  Management regularly monitors these factors, among others, through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.  The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses, as a direct charge to earnings.  Management determined that the allowance for loan losses of $11.8 million, or 1.77% of total loans at September 30, 2005, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.  Management further discusses its assessment of the allowance at September 30, 2005 under the heading “Asset Quality and the Allowance for Loan Losses” in the “Financial Condition” section of this Item 2 below.

Management also recognizes, as a key component of the risk management process, the importance of effectively mitigating operational risk, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to continually monitor and safeguard information on its operating systems and that of third party service providers.  The company contracts with outside parties to perform a broad scope of both internal and external security assessments on a regular basis. These third parties test the company’s security controls and network configuration, and assess internal practices and other key items.  The company also utilizes firewall technology to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems.  The company maintains an Information Security and Technology Practices policy applicable to all employees.  The policy outlines the employee’s responsibilities and key components of the company’s Information Security and Technology Practices Program, which include the following: identification and assessment of risk; institution of policies and procedures to manage and control the risk; risk assessment of outsourced service providers; development of strategic security contingency plans; training of all officers and employees; and reporting to the board of directors.  Significant technology issues, related changes in risk and results of third party security assessments are reported to the Board’s Banking Technology and Audit Committees.  The Board, through these committees, reviews the status of the Information Security and Technology Practices Program and makes adjustments to the policy as deemed necessary.

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

Financial Condition

Short-term investments

Short-term investments classified as cash equivalents consist of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes maturing in less than ninety days.  The remaining balance carried as “other short-term investments” consists of auction rate preferred securities with redemption options (auction dates) every 49 days, but which may not readily be converted to cash at par value until the next successful auction.  Together, total short-term investments amounted to $12.5 million, or 1% of total assets, as of September 30, 2005 compared to $40.3 million, or 5% of total assets, at December 31, 2004. The reduction at September 30, 2005 was due to the redemption of $8.2 million of auction rate preferred securities and a decrease in overnight investments to assist in funding loan growth during the period.

Investments

At September 30, 2005, all of the company’s investment securities were classified as available-for-sale and carried at fair value.  The investment portfolio’s fair market value at September 30, 2005 was $171.2 million, representing 19%

of total assets, and consisted of $166.8 million in fixed income securities and $4.4 million in professionally managed equity securities.

During the nine months ended September 30, 2005 the company purchased $12.2 million and sold $1.4 million of securities, recognizing $227 thousand in net gains.  Principal paydowns, calls and maturities totaled $25.0 million during the period, and were primarily comprised of principal payments in the mortgage backed securities portfolio.

The net unrealized gain on the portfolio at September 30, 2005 was $480 thousand compared to a net unrealized gain of $2.6 million at December 31, 2004.  The decrease was primarily due to higher market interest rates at September 30, 2005 as compared to December 31, 2004.  The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall.  Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the market value of the portfolio declines, and as rates fall the value of the portfolio rises. The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

Generally unrealized gains or losses will only be realized if the securities are sold.  However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $665.6 million, or 73% of total assets, at September 30, 2005, an increase of $95.1 million, or 17%, compared to December 31, 2004, and an increase of $113.6 million, or 21%, compared to September 30, 2004.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans, excluding deferred fees.

	September 30, 2005		December 31, 2004		September 30, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$310,793	46.6%	$257,657	45.1%	$253,340	45.8%
Commercial & industrial	163,261	24.5%	142,909	25.0%	135,444	24.5%
Construction	93,619	14.1%	80,597	14.1%	72,674	13.1%
Total Commercial loans	$567,673	85.2%	$481,163	84.2%	461,458	83.4%

Residential mortgages	$46,606	7.0%	$40,654	7.1%	$40,655	7.4%
Residential construction	4,216	0.6%	2,848	0.5%	2,540	0.4%
Home equity	44,090	6.6%	42,823	7.5%	42,496	7.7%
Consumer	4,168	0.6%	4,139	0.7%	4,242	0.8%
Loans held for sale	—	—	101	0.0%	1,860	0.3%
Gross loans	$666,753	100.0%	$571,728	100.0%	$553,251	100.0%
Deferred fees	(1,183)		(1,269)		(1,296)
Total loans	665,570		570,459		551,955
Allowance for loan losses	(11,759)		(10,923)		(10,744)
Net loans	$653,811		$559,536		$541,211

The company’s primary lending focus is on the development of high quality commercial real estate, construction and commercial & industrial lending relationships with businesses, corporations, partnerships, non-profit organizations, professionals and individuals.

Commercial real estate loans were $310.8 million at September 30, 2005, compared to $257.7 million at December 31, 2004, an increase of $53.1 million, or 21%.  Commercial real estate loans are typically secured by apartment buildings, office facilities, shopping malls, or other commercial property.

Commercial & industrial loans totaled $163.3 million at September 30, 2005, compared to $142.9 million at December 31, 2004, an increase of $20.4 million, or 14%.  Commercial & industrial loans include working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $8.2 million at September 30, 2005 and $10.0 million at December 31, 2004.

Commercial construction loans amounted to $93.6 million at September 30, 2005, compared to $80.6 million at December 31, 2004, an increase of $13.0 million, or 16%.  Construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  Over the past twelve months commercial construction loans grew by $20.9 million, or 29%.  The company attributes this growth to an experienced team of lenders focused on this market segment, the economic expansion of this sector and the company’s expansion into new geographic market areas.

At September 30, 2005, the company had commercial loan balances participated out to various banks amounting to $16.0 million compared to $20.0 million at December 31, 2004.  These portions participated out to other institutions are not carried as assets on the company’s financial statements. Commercial loans originated by other banks in which the company is the participating institution are carried on the balance sheet and amounted to $14.9 million at September 30, 2005, compared to $19.1 million at December 31, 2004.  The company’s participation in these loans may range from 5% to 100% of the total loan commitment, with no single participation exceeding $5.0 million.  The company performs an independent credit analysis of each commitment prior to participation in the loan.

Asset Quality and the Allowance for Loan Losses

The following table sets forth non-performing assets and allowance ratios at the dates indicated:

(Dollars in thousands)	Sept. 30, 2005	Dec. 31, 2004	Sept. 30, 2004

Non-accrual loans	$1,751	$2,140	$1,904
Accruing loans > 90 days past due	15	—	2
Total non-performing loans	1,766	2,140	1,906
Other real estate owned	—	—	—
Total non-performing assets	$1,766	$2,140	$1,906

Total Loans	$665,570	$570,459	$551,955

Allowance for loan losses	$11,759	$10,923	$10,744

Non-performing assets: Total assets	0.19%	0.25%	0.23%
Non-performing loans: Total loans	0.27%	0.38%	0.35%
Delinquent loans 30-89 days past due: Total loans	0.58%	0.76%	0.49%
Allowance for loan losses: Total loans	1.77%	1.91%	1.95%
Allowance for loan losses: Non-performing loans	665.86%	510.42%	563.69%

Total non-performing loans were $1.8 million at September 30, 2005 compared to $2.1 million and $1.9 million at December 31, 2004 and September 30, 2004, respectively.  The decline since September 2004 reflects the continued credit quality improvement and principal paydowns during the period.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans decreased from 0.76% at December 31, 2004, to 0.58% at September 30, 2005.  The December ratio included three large individual commercial real estate loans, which were 31 days past due at December 31, 2004 and were subsequently brought current in January 2005.

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

The allowance for loan losses to non-performing loan ratio increased to 665.86% at September 30, 2005 compared to 510.42% and 563.69% at December 31, and September 30, 2004, respectively.  The increase in the ratio occurred despite a reduction in the allowance for loan losses to total loans ratio and reflects the decrease in non-performing loans as a percentage of total loans.

The allowance for loan losses to total loan ratio decreased to 1.77% at September 30, 2005 compared to 1.91% and 1.95% at December 31, and September 30, 2004, respectively.  The reduction in the ratio reflects management’s assessment of the continued improvement of the credit risk inherent in the portfolio.  The credit risk in the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2005	2004

Balance at beginning of year	$10,923	$9,986

Charged off	(99)	(792)
Recovered	100	200
Net loans recovered/(charged off)	1	(592)

Provision charged to operations	835	1,350
Balance at September 30	$11,759	$10,744

Annualized net loans charged off: Average loans outstanding	0.00%	(0.15)%

Management regularly reviews the levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio.  Based on the foregoing, the allowance for loan losses of 1.77% was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of September 30, 2005.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see the discussions under the heading, “Opportunities and Risks”, contained in the “Overview” section of this Item 2 above and in the section entitled “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in the company’s 2004 Annual Report on Form 10-K.

Deposits

Total deposits amounted to $811.6 million at September 30, 2005 compared to $768.6 million at December 31, 2004. The $43.0 million increase resulted from a $24.8 million, or 7%, increase in lower cost checking and non-interest bearing demand deposit balances, a $8.4 million, or 3%, increase in savings and money market balances, and a $9.8 million, or 7%, increase in certificates of deposits. The December 31, 2004 balance was partially impacted by the inflow of $32 million to a demand deposit account in late December, which was withdrawn in early January 2005.  Since September 30, 2004, total deposits have increased $71.2 million, or 10%.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2005		December 31, 2004		September 30, 2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Demand deposits	$177,270	21.8%	$172,949	22.5%	$150,258	20.3%
Interest bearing checking	190,659	23.5%	170,224	22.1%	164,680	22.2%
Total checking	367,929	45.3%	343,173	44.6%	314,938	42.5%

Retail savings/money markets	163,693	20.2%	172,748	22.5%	167,970	22.7%
Commercial savings/money markets	137,894	17.0%	120,461	15.7%	123,019	16.6%
Total savings/money markets	301,587	37.2%	293,209	38.2%	290,989	39.3%

Certificates of deposit	142,098	17.5%	132,262	17.2%	134,496	18.2%

Total deposits	$811,614	100%	$768,644	100.0%	$740,423	100.0

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $16.6 million at September 30, 2005 compared to $3.7 million at December 31, 2004.  The balance increase at September 30, 2005 primarily resulted from a $14.0 million increase in overnight FHLB advances necessary to fulfill the company’s cash management requirements at the end of the period, partially offset by a $1.0 million reduction in customer repurchase agreements.

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities.  The company funds earning assets with deposits, borrowed funds and stockholders’ equity.  At September 30, 2005, the bank had the capacity to borrow additional funds from the FHLB of up to $90.4 million, and had the ability to issue up to approximately $120 million in brokered certificates of deposits through an arrangement with Merrill Lynch.  The company does not currently have any brokered deposits outstanding.  The bank also has a repurchase agreement in place with Lehman Brothers.  Under this arrangement, the bank is able to borrow funds from Lehman Brothers in return for the pledge of certain investment securities as collateral.  There were no balances outstanding or securities pledged to Lehman Brothers at September 30, 2005.  Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of September 30, 2005, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s and the bank’s actual capital amounts and ratios as of September 30, 2005 are presented in the tables below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

The Company
Total Capital (to risk weighted assets)	$78,368	11.11%	$56,405	8.00%	$70,507		10.00%

Tier 1 Capital (to risk weighted assets)	69,480	9.85%	28,203	4.00%	42,304		6.00%

Tier 1 Capital (to average assets)	69,480	8.06%	34,502	4.00%	N/A	*	N/A *

The Bank
Total Capital (to risk weighted assets)	$77,848	11.04%	$56,408	8.00%	$70,511		10.00%

Tier 1 Capital (to risk weighted assets)	68,960	9.78%	28,204	4.00%	42,306		6.00%

Tier 1 Capital (to average assets)	68,960	8.02%	34,374	4.00%	42,968		5.00%

* For the Bank to qualify as “well capitalized” it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

Results of Operations

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2005 with the “comparable period” and “prior year” being the nine months ended September 30, 2004.

The company reported net income of $6.085 million compared to $5.503 million in the prior year.  The company had basic earnings per common share of $1.64 and $1.51, and diluted earnings per common share of $1.59 and $1.45 for the nine months ended September 30, 2005 and 2004, respectively.

Net Interest Income

The company’s net interest income was $27.8 million, an increase of $4.4 million, or 19% over the prior year.  Total interest and dividend income for the 2005 period increased by $5.6 million, while total interest expense for the period increased $1.2 million.

The company’s tax equivalent net interest margin increased by 32 basis points to 4.79% for the current period, compared to 4.47% for the same period in 2004. The increase in margin through September 30, 2005 resulted primarily from a 44 basis point increase in the yield on interest earning assets, partially offset by a 13 basis point increase in the cost of funds (i.e., total deposits and borrowings).  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 275 basis points since June 2004.  Conversely, market rates on deposit products have advanced at a slower pace over the period.  In addition the company’s average non-interest bearing deposits, a key component in maintaining a low overall cost of funds, increased $21.4 million, or 15%.

Interest Income

Interest income amounted to $34.7 million, an increase of $5.6 million, or 19%, compared to $29.1 million in the prior year.  The increase resulted primarily from a 10% increase in the average interest earning assets balances over the prior year and the 44 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning assets growth was an increase of $88.5 million, or 17%, in average loan balances to $605.6 million.  Average loan yields increased to 6.44%, or 35 basis points, as variable rate loans indexed to the prime rate repriced to the higher market rates over the period.  Interest income on loans amounted to $29.2 million, an increase of $5.6 million over the prior year.

The average balance of investment securities and short-term investments (together, “investments”) decreased $15.7 million, or 8%, to $192.3 million while the tax equivalent yield realized increased 32 basis points to 4.40% due to the increase in market interest rates.  Investment income amounted to $5.6 million, an increase of $30 thousand over the prior year.

Interest Expense

Interest expense amounted to $6.9 million, an increase of $1.2 million, or 22%, compared to $5.7 million in the prior year.  The increase resulted primarily from a 13 basis point increase in the total cost of deposits and borrowings and, to a lesser extent, from a 9% increase in average balances of deposits and borrowings.

Savings, Personal Interest Checking, and Money Market Demand Accounts comprised 59% of average total deposits and borrowings at September 30, 2005.  The average balance on these accounts increased $36.6 million, or 9%, to $459.4 million and the yield increased 15 basis points to 1.00%.  The increase in yield resulted primarily from higher market rates and competitive pricing.  The related interest expense amounted to $3.4 million, an increase of $749 thousand over the prior year.

The average balance of time deposits, borrowed funds (repurchase agreements and FHLB borrowings) and junior subordinated debentures collectively increased $6.4 million, or 4%, to $162.5 million, while the average yield increased 31 basis points to 2.84% from 2.53% over the prior year.  The average balance increase was due primarily to an increase in FHLB borrowings. These funds generally are short-term, priced at current market rates and therefore, adjust rapidly to changing interest rates.  For the period ended September 30, 2005, the average borrowed funds balance comprised only 2% of total deposits and borrowings.  The 31 basis point increase in yield was led primarily by certificate of deposit yields, which increased to 2.19% from 1.92%, due to the increase in market interest rates.  Interest expense related to time deposits, borrowed funds and junior subordinated debentures was $3.5 million, an increase of $502 thousand over the prior year.

Lastly, average non-interest bearing deposit balances, which comprise 20% of total deposits and borrowings, increased $21.4 million, or 15%, to $159.9 million.  These deposits consist primarily of business checking accounts and are a key funding component of the company’s long term funding strategy and are integral to maintaining a low total cost of funds.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the nine months ended September 30, 2005 and September 30, 2004, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$605,611	$29,171	6.44%	$517,143	$23,576	6.09%	$5,595	$4,030	$1,354	$211

Investment securities and short-term investments (2)	192,300	5,573	4.40%	207,984	5,543	4.08%	30	(480)	499	11
Total interest earnings assets	797,911	$34,744	5.95%	725,127	29,119	5.51%	5,625	3,550	1,853	222
Other assets (3)	52,671			52,958

Total assets	$850,582			$778,085

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$459,421	$3,451	1.00%	$422,799	2,702	0.85%	749	233	474	42
Time deposits	138,023	2,263	2.19%	136,173	1,955	1.92%	308	27	275	6
Borrowed funds	13,635	312	3.06%	9,064	118	1.74%	194	59	89	46
Subordinated debentures	10,825	883	10.88%	10,825	883	10.88%	—	—	—	—

Total interest bearing deposits and borrowings	621,904	6,909	1.48%	578,861	5,658	1.31%	1,251	319	838	94

Net interest rate spread (2)			4.47%			4.20%

Non-interest bearing deposits	159,886			138,506
Total deposits and borrowings	781,790	6,909	1.18%	717,367	5,658	1.05%

Other liabilities	5,375			3,893
Total liabilities	787,165			721,260

Stockholders’ equity	63,417			56,825

Total liabilities and stockholders’ equity	$850,582			$778,085

Net interest income		$27,835			$23,461		$4,374	$3,231	$1,015	$128

Net interest margin (2)			4.79%			4.47%

(1)          Average loans include non-accrual loans and are net of deferred loan fees.

(2)          Investments include investment securities and total short-term investments.  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.   The tax equivalent effect was $779 and $826 for the periods ended September 30, 2005 and September 30, 2004, respectively.

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

The provision for loan losses was $835 thousand for the nine months ended September 30, 2005.  The provision for the same period in 2004 was $1.350 million due in part to the $592 thousand in net charge-offs during the period (primarily in the first three months of that year) and the related effect on management’s assessment of the adequacy of the allowance at that time.  For the current nine-month period the company recorded net recoveries of  $1 thousand.

Non-Interest Income

Non-interest income decreased $481 thousand, or 9%, to $4.8 million.  The decrease was attributable primarily to decreases in the net gains on sales of investment securities and residential mortgage loans and in deposit service fees, partially offset by an increase in the “other” income category.

Net gains on sales of investment securities were $227 thousand for the current period compared to $638 thousand in the prior year, a decrease of $411 thousand, or 64%.  Sales of investment securities generally result from management’s assessment of investment valuations, market opportunities and the company’s asset-liability position.

Gains on sales of residential mortgage loans were $195 thousand for the current period compared to $275 thousand in the prior year, a decline of $80 thousand, or 29%.  The decrease was due to a reduction in the volume of fixed rate residential mortgage loans originated and subsequently sold compared to the prior year.  Fixed rate residential mortgage originations were higher in the prior year due to the low market interest rates during that period.

Deposit service fees decreased $342 thousand, or 22% compared to the prior year and amounted to $1.2 million for the current period.  The decrease in deposit fee income primarily resulted from higher earnings credit rates paid on commercial transaction accounts, which offsets the service charges assessed.

The “other” income category includes merchant credit card deposit fees and electronic banking fees, commercial letter of credit fees, check printing fees, and income related to bank-owned life insurance.  Such other income was $1.5 million, an increase of $323 thousand, or 29%, over the prior year.  The increase was due primarily to the increases in merchant and electronic banking fee income, partially due to the sale of a merchant credit card services portfolio, income related to bank-owned life insurance, and an increase in fee income due to the company’s growth and increase in transaction volume.

Non-Interest Expenses

Non-interest expense increased $3.5 million, or 19%, compared to the prior year and amounted to $22.3 million through September 30, 2005.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy, and audit, legal and professional fees and other operating expenses.

Salaries and employee benefits were $13.5 million, an increase of $2.7 million, or 25%, compared to the prior year.  Salary, performance based incentives, supplemental retirement plans, payroll taxes and insurance premiums increased due to annual compensation adjustments and additional staffing necessary to support the company’s growth.

Occupancy expenses amounted to $4.1 million, an increase of $285 thousand, or 7%, compared to the prior year, primarily due to the company’s growth and the opening of the two branches in 2004.

Audit, legal and other professional fees were $1.2 million, an increase of $275 thousand, or 31%, compared to the prior year, primarily attributable to increased audit and legal costs associated with the financial reporting requirements of the Sarbanes-Oxley Act.

Other operating expenses were $1.7 million, an increase of $277 thousand, or 19%, compared to the prior year.  The increase in this category was due primarily to the company’s growth and relates to increases in telecommunication and ATM network charges, director fees, fees related to outsourced commercial escrow management services and increases in training and security costs.

Results of Operations

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004

Unless otherwise indicated, the reported results are for the three months ended September 30, 2005 with the “comparable period” and “prior period” being the three months ended September 30, 2004.

The company reported net income of $2.253 million compared to $2.044 million in the comparable period of the prior year.  The company had basic earnings per common share of $0.60 and $0.56, and diluted earnings per common share of $0.58 and $0.53 for the three months ended September 30, 2005 and September 30, 2004, respectively.

Net Interest Income

The company’s net interest income was $9.8 million, an increase of $1.5 million, or 17%.  Total interest and dividend income for the 2005 period increased by $2.0 million, while total interest expense for the period increased by $551 thousand.

The company’s tax equivalent net interest margin increased by 42 basis points to 4.90% for the three months ended September 30, 2005, compared to 4.48% for the same period in 2004. The increase in margin over the prior period resulted primarily from a 62 basis point increase in the yield on interest earning assets, partially offset by a 21 basis point increase in the cost of funds (i.e., total deposits and borrowings).  The increase in asset yields was driven primarily by higher market rates, especially variable rate loans tied to the Prime Lending Rate, which has increased 275 basis points since June 2004.  Conversely, market rates on deposit products have advanced at a slower pace over the period.  In addition the company’s average non-interest bearing deposits, a key component in maintaining a low overall cost of funds, increased $16.8 million, or 11%.

Interest Income

Interest income amounted to $12.4 million, an increase of $2.0 million, or 19%, compared to $10.4 million in the prior period.  The increase resulted primarily from a 6% increase in the average balance of interest earnings assets and the 62 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning asset growth was an increase of $97.4 million, or 18%, in average loan balances to $639.3 million.  Average loan yields increased 46 basis points to 6.60% as variable rate loans indexed to the prime rate repriced to the higher market rates over the period.  Interest income on loans amounted to $10.6 million, an increase of $2.2 million over the prior period.

The average balance of investment securities and short-term investments (together, “investments”) decreased $47.5 million, or 21%, to $179.3 million, while the tax equivalent yield realized increased 50 basis points to 4.49% due to the increase in market interest rates.  Investment income amounted to $1.8 million, a decrease of $222 thousand compared to the prior period.

Interest Expense

Interest expense amounted to $2.6 million, an increase of $551 thousand, or 28%, compared to $2.0 million in the prior period.  The increase resulted primarily from a 21 basis point increase in the average yield on deposits and borrowings and, to a lesser extent, from a 6% increase in average deposits and borrowings.

Savings, Personal Interest Checking, and Money Market Demand Accounts comprise 58% of average total deposits and borrowings.  The average balance on these accounts increased $12.1 million, or 3%, to $468.4 million and the yield increased 19 basis points to 1.09%.  The increase in yield primarily resulted from higher market rates and competitive pricing.  The related interest expense amounted to $1.3 million, an increase of $245,000 over the prior period.

The average balance of time deposits, borrowed funds (repurchase agreements and FHLB borrowings) and junior subordinated debentures collectively increased $14.1 million, or 9%, to $165.1 million, while the average yield increased 52 basis points to 3.05% from 2.53%.  The increase in average balances was due primarily to increases in average FHLB borrowing and time deposit balances of $7.1 million and $5.3 million, respectively.  For the period ended September 30, 2005, the average borrowed funds balance comprised only 2% of total deposits and borrowings.  The 52 basis point increase in yield was led primarily by certificate of deposit yields, which increased to 2.40% from 1.89%, due to the increase in market interest rates.  Interest expense related to time deposits, borrowed funds and junior subordinated debentures amounted to $1.3 million, an increase of $306 thousand over the prior period.

Lastly, average non-interest bearing deposit balances, which comprise 21% of total deposits and borrowings, increased $16.8 million, or 11%, to $167.7 million.  These deposits consist primarily of business checking accounts and are a key component of the company’s long term funding strategy.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the three months ended September 30, 2005 and September 30, 2004, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (3)	Average Balance	Interest	Yield/ Rate (3)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$639,264	$10,627	6.60%	$541,817	$8,391	6.14%	$2,236	$1,508	$628	$100

Investment securities and short-term investments (2)	179,264	1,755	4.49%	226,783	1,977	3.99%	(222)	(474)	283	(31)
Total interest earnings assets	818,528	12,382	6.13%	768,600	10,368	5.51%	2,014	1,034	911	69
Other assets (3)	54,199			51,049

Total assets	$872,727			$819,649

Liabilities and stockholders’ equity:
Savings/PIC/MMDA	$468,411	1,282	1.09%	$456,332	1,037	0.90%	245	27	219	(1)
Time deposits	140,719	853	2.40%	135,378	644	1.89%	209	25	174	10
Borrowed funds	13,602	121	3.53%	4,857	24	1.96%	97	43	19	35
Subordinated debentures	10,825	294	10.88%	10,825	294	10.88%	—	—	—	—

Total interest bearing deposits and borrowings	633,557	2,550	1.60%	607,392	1,999	1.31%	551	95	412	44

Net interest rate spread (2)			4.53%			4.20%

Non-interest bearing deposits	167,693			150,860
Total deposits and borrowings	801,250	2,550	1.26%	758,252	1,999	1.05%

Other liabilities	6,636			3,534
Total liabilities	807,886			761,786

Stockholders’ equity	64,841			57,863

Total liabilities and stockholders’ equity	$872,727			$819,649

Net interest Income		$9,832			$8,369		$1,463	$939	$499	$25

Net interest margin (2)			4.90%			4.48%

(1)          Average loans include non-accrual loans and are net of deferred loan fees.

(2)          Investments include investment securities and total short-term investments.  Average investment balances are presented at average amortized cost and average yields are presented on a tax equivalent basis.  The tax equivalent effect was $258 and $286 for the periods ended September 30, 2005 and September 30, 2004, respectively.

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

The provision for loan losses was $360 thousand for the three months ended September 30, 2005, compared to $300 thousand in the prior period.  The provision for each period reflects management’s assessment of the adequacy of the allowance for loan loss at that time.

Non-Interest Income

Non-interest income increased $242 thousand, or 16%, to $1.7 million.  The increase was attributable primarily to an increase in the “other” income category and in the investment management and trust services fees, partially offset by the slight decreases in deposit service fees.

Investment management and trust services fee income was $588 thousand, an increase of $60 thousand, or 11%, over the comparable period.  The increase was due primarily to growth in the average balances of trust and investment assets under management.

Deposit service fees decreased $72 thousand, or 14%, compared to the prior year and amounted to $435 thousand for the current period.  The decrease in deposit fee income primarily resulted from higher earnings credit rates paid on commercial transaction accounts, which offsets the service charges assessed.

The “other” income category includes merchant credit card deposit fees and electronic banking fees, commercial letter of credit fees, check printing fees, and income related to bank-owned life insurance.  Such other income was $605 thousand, an increase of $208 thousand, or 52%, over the prior year.  The increase was due primarily to the sale of a merchant credit card services portfolio, and income related to bank-owned life insurance.

Non-Interest Expenses

Non-interest expense increased $1.3 million, or 21%, compared to the prior year and amounted to $7.7 million.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy, and audit, legal and other professional fees.

Salaries and employee benefits increased $1.1 million, or 29%, compared to the prior year.  Salary, performance based incentives, supplemental retirement plans, payroll taxes and insurance premiums increased due to annual compensation adjustments and additional staffing necessary to support the company’s growth.

Occupancy expenses increased $62 thousand, or 5%, compared to the prior period, primarily due to the company’s growth and the opening of two branches in 2004 and a second Tewksbury branch in July 2005.

Audit, legal and other professional fees increased $63 thousand, or 18%, compared to the prior year, primarily attributable to increases in audit and legal costs associated with the financial reporting requirements of the Sarbanes-Oxley Act, and increased expenditures for outsourced technology services and human resource consulting.

Other operating expenses were $588 thousand, an increase of $82 thousand, or 16%, compared to the prior year.  The increase in this category was due primarily to the company’s growth and was mainly due to increases in telecommunication and ATM network charges, fees related to outsourced commercial escrow management services and increases in training and security costs.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (“the committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of six outside directors of the company and three members of the company’s executive management team, who are also members of the Board of Directors, with various management liaisons. In addition, directors who are not on the committee are scheduled to rotate through on a staggered basis for one quarter each year as voting members of the committee. The primary objectives of the company’s asset-liability policy are to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and FHLB borrowing capacity.  The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability strategies and guidelines are revised accordingly based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk profile of the company, anticipated growth of the company and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact of changes in interest rates on future net interest income.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various interest earning assets and interest bearing liabilities.  The asset-liability management program is designed to balance the changes in interest income and the changes in interest expense, due to changes in the interest rate environment.  On a quarterly basis, management completes a simulation analysis of the company’s net interest margin under various rate scenarios and presents it to the committee.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended September 30, 2005) that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

Not Applicable

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2005.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2005.

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

ENTERPRISE BANCORP, INC.

DATE: November 9, 2005	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)