Form 10-K
period 2005-12-31
ENTERPRISE BANCORP INC /MA/
filed 2006-03-15
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (978) 459-9000

Securities registered under Section 12(b) of the Exchange Act:

None
Title of each class	Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition for “accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act (Check one):

Large accelerate filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $77,662,340, as of June 30, 2005

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 9, 2006, Common Stock - Par Value $0.01: 3,808,098 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 2, 2006 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ENTERPRISE BANCORP, INC.

TABLE OF CONTENTS

PART I

Item 1	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Consolidated Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

Part III

Item 10	Directors and Executive Officers of the Registrant

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions

Item 14	Principal Accounting Fees and Services

Part IV

Item 15	Exhibits, Financial Statement Schedules

Signature page

PART I

Item 1.           Business

THE COMPANY

General

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, which operates as the parent holding company of Enterprise Bank and Trust Company (the “bank”). The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Substantially all of the company’s operations are conducted through the bank. The bank is a Massachusetts trust company with three wholly owned subsidiaries, Enterprise Investment Services, LLC, Enterprise Insurance Services, LLC and Enterprise Security Corporation. The bank’s deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

The company’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts. The company’s primary market area is the Merrimack Valley and North Central region of Massachusetts and south-central New Hampshire. The company has fourteen full service branch banking offices located in the Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Tewksbury, and Westford; and in Salem, New Hampshire which serve those cities and towns as well as the surrounding communities.

The company is principally engaged in the business of attracting deposits from the general public and investing in commercial loans and investment securities. Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services. Management seeks to hire, develop and retain highly motivated top professionals who understand the communities in which the bank operates as well as the local banking environment. The company endeavors to expand market share in existing markets and to pursue strategic growth through expansion into neighboring markets. The company places an emphasis on providing highly responsive, knowledgeable, personal service to its customers and on developing innovative products to serve the financial requirements of businesses, professionals, non-profit organizations, and individuals.

Lending

General

The company specializes in lending to businesses, corporations, partnerships, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial lending relationships achieved through active business development efforts, strong community involvement and focused marketing strategies. Loans made by the company to businesses include commercial mortgage loans, construction loans, secured and unsecured commercial loans and lines, and standby letters of credit. The company also originates equipment lease financing for businesses. Loans made to individuals include residential mortgage loans, home equity loans, residential construction loans, secured and unsecured personal loans and lines of credit and mortgage loans on investment and vacation properties.

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

In addition, a management loan review committee, consisting of senior lending officers and loan review personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the company’s internal “watch asset list” and classified loan report. A loan committee, consisting of nine outside members of the board of directors, and two executive officers who are also members of the board of directors, reviews current portfolio statistics, new credits, construction loan reviews, loan delinquencies, allowance for loan losses and watched assets, as well as current market conditions and issues relating to the construction and real estate development industry.

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

At December 31, 2005, the bank’s statutory lending limit, based on 20% of capital, to any individual borrower was approximately $15.6 million, subject to certain exceptions provided under applicable law. At December 31, 2005, the bank had no outstanding lending relationships or commitments in excess of the legal lending limit. Total loans amounted to $699.7 million and represented 76% of total assets at December 31, 2005.

Commercial Real Estate, Commercial and Construction Loans

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office and mixed-use facilities, strip shopping malls, or other commercial property. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty years. Variable interest rate loans comprise approximately 93% of the commercial real estate portfolio. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustment begins. At December 31, 2005, commercial real estate loans totaled $327.0 million, an increase of 27% over the prior year, and represented 47% of gross loans outstanding at December 31, 2005. Unadvanced portions of commercial real estate loan commitments amounted to $5.7 million at December 31, 2005.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies, as well as unsecured loans and lines to financially strong borrowers. Commercial loans may be secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Approximately 83% of loans in this portfolio have interest rates that are periodically adjusted, generally with fixed initial periods of one to three years. Commercial and industrial loans have average repayment periods of one to seven years. At December 31, 2005, commercial and industrial loans totaled $166.0 million, an increase of 16% over the prior year, and represented 24% of gross loans. Unadvanced portions of commercial and industrial loans and lines amounted to $98.2 million at December 31, 2005.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. The company’s construction lenders work to cultivate long-term relationships with established developers. The company limits the amount of financing provided to any single developer for the construction of properties built on a speculation basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds. Commercial construction loans generally have terms of one to three years. Approximately 92% of the construction portfolio is composed of adjustable rate loans. Commercial construction loans amounted to $108.0 million, or 15% of gross loans outstanding, at December 31, 2005, an increase of 34% over the prior year. At December 31, 2005, amounts committed but unadvanced in connection with such loans amounted to $74.1 million.

From time to time the company participates in the financing of certain large commercial projects with other banks. In some cases the company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases the company may participate in loans originated by other institutions. In each case the participating bank funds a percentage of the loan commitment and takes on the related risk. The company performs an independent credit analysis of each commitment prior to participation in the loan.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon the company creates a loan for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans. Letter of Credit commitments amounted to $16.1 million as of December 31, 2005.

Residential Loans

The company makes conventional mortgage loans on single-family residential properties with original loan-to-value ratios generally up to 97% (with private mortgage insurance) of the appraised value of the property securing the loan. These residential properties serve as the primary homes of the borrowers. The company also originates loans on second homes, vacation properties and two-to-four family owner occupied dwellings with original loan-to-value ratios generally up to 80% of the property’s appraised value. In addition the company provides financing for the construction of owner occupied single-family residences. At December 31, 2005, residential loans (including residential construction loans) totaled $51.4 million, or 7% of gross loans outstanding, and represented 18% growth over the prior year.

Residential mortgage loans made by the company have traditionally been long-term loans made for periods of up to 30 years at either fixed or adjustable rates of interest. Long-term fixed rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell or hold fixed rate residential loan production for the company’s portfolio. The company generally puts variable rate residential mortgage loans into the company’s portfolio. The company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse. Residential loans classified as held for sale amounted to $267 thousand at December 31, 2005.

Home Equity Lines of Credit

Home equity lines are originated for the company’s portfolio for single-family residential properties with maximum original loan-to-value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime rate. The payment schedule for home equity lines for the first ten years of the loans are interest only payments. At the end of ten years the line is frozen to future advances and principal and interest payments are collected over a fifteen-year amortization schedule. Home equity lines amounted to $44.4 million at December 31, 2005, representing 6% of gross loans outstanding, and 4% growth over the prior year. Amounts committed but unadvanced related to home equity lines amounted to $48.0 million at December 31, 2005.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers. Consumer loans amounted to $4.0 million, or 0.6% of gross loans outstanding at December 31, 2005, which constituted a 4% decrease since December 31, 2004.

Risk Elements/Asset Quality

Commercial lending may entail significant additional risks compared to residential mortgage lending. Loan size is typically larger and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general. Commercial construction financing involves a higher degree of risk than long term financing on existing occupied real estate. Property values at completion of construction or development can be influenced by underestimation of the actual costs expended to complete the project. Thus, the company may be required to advance funds beyond the original commitment in order to finish the development. If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to ensure full repayment.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Non-performing assets consist of non-performing loans and other real estate owned (“OREO”). Non-performing loans include non-accrual loans, loans past due ninety days or more but still accruing and impaired loans. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. In certain instances, loans that have become ninety days past due may remain on accrual status if the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection or if the principal and interest is guaranteed by the federal government or an agency thereof. Commercial loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans. Loans where interest rates and/or principal payments have been deferred or reduced as a result of financial difficulties of the borrower are also classified as restructured. Not all loans on non-accrual status are designated as impaired. OREO consists of real estate acquired through foreclosure proceedings and real estate acquired through acceptance of a deed in lieu of foreclosure.

Non-performing assets amounted to $1.5 million, or 0.16% of total assets at December 31, 2005.

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

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio. The allowance for loan losses is established through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The allowance for loan losses was $12.1 million, or 1.72% of total loans, at December 31, 2005. The company provided $1.1 million to the allowance for loan losses, and net charge-offs amounted to $8 thousand, during 2005.

Additional information regarding the allowance for loan losses is contained in Item 7 of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Allowance for Loan Losses”, which is contained in both the “Critical Accounting Estimates” section and the “Financial Condition” section of Item 7.

Investment Activities

The company’s investment activity is an integral part of the overall asset-liability management program of the company. The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments. The securities in which the company may invest are limited by regulation. In addition, the company has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and state, county and municipal securities (“Municipals”), all of which must be considered investment grade by a recognized rating service. The company also invests in certificates of deposit, and on a limited basis in equity securities. The bank is also required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost. The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold. Other short-term investments may consist of auction rate preferred securities, which typically have redemption (auction) dates of up to forty-nine days, but cannot readily be converted to cash at par value until the next successful auction. The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets and/or capital. The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

Investment transactions, portfolio allocations and projected cash flows are prepared monthly and presented to the company’s Asset-Liability Committee of the Board of Directors (“ALCO”) on a periodic basis. ALCO is comprised of six outside directors and three executive officers of the company who are also directors, with various management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. ALCO performs an in-depth review of the company’s asset-liability strategy. The credit rating of each security or obligation in the portfolio is closely monitored by management and presented, at least annually, to the ALCO, along with a detailed evaluation of the company’s municipal securities portfolio.

The fair market value of the investment portfolio was $156.5 million at December 31, 2005, and total short-term investments amounted to $5.4 million at that date.

At December 31, 2005 and 2004 all investment securities, with the exception of restricted FHLB stock, were classified as available for sale and were carried at fair market value.

Source of Funds

Deposits

Deposits have traditionally been the principal source of the company’s funds. The company offers a broad selection of deposit products to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit. The company also offers commercial checking, business and municipal savings accounts, money markets and business sweep accounts, escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers. Terms on certificates of deposit range from overnight to thirty months. The company has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers. In addition, the company has the ability to issue brokered certificates of deposit.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of the existing deposits, the asset-liability position of the company and the overall objectives of the company regarding the growth and retention of relationships.

The company utilizes third party money market mutual funds for sweep accounts. Management believes that commercial customers benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety. The balances transferred into mutual funds do not represent obligations of the company.

Total deposits were $775.4 million at December 31, 2005, representing 84% of total assets.

Borrowings

The bank is a member of the FHLB. This membership enables the bank to borrow funds from the FHLB based on the pledge of qualifying collateral balances, including one-to-four family residential loans and certain US Government and Agency securities. The company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the company’s asset-liability management program. At December 31, 2005, the company had outstanding FHLB advances of $57.9 million.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio, with terms typically ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company. Interest rates paid by the company on the repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction. Repurchase agreements amounted to $706 thousand at December 31, 2005.

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

Pursuant to Financial Interpretation No. 46R, issued by the Financial Accounting Standards Board in December 2003, the company excluded the Trust from current period financial statements beginning in 2003, and elected to voluntarily restate prior period financial statements for comparability purposes. This “deconsolidation” caused the company to carry its $10.8 million of Junior Subordinated Debt Securities, which were issued by the company to the Trust, on the company’s financial statements as borrowings, with related interest expense, and to exclude the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, from its financial statements. This deconsolidation did not have a material impact on the company’s financial statements.

Investment Management and Trust Group

The company provides a range of investment management services to individuals, family groups, businesses, trusts, foundations, endowment funds and retirement plans. These services include: securities brokerage services through Enterprise Investment Services LLC, which provides these services through a third party service arrangement with Commonwealth Financial Network, a licensed securities brokerage firm; and management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment management and trust group. Portfolios are managed based on the individual investment objectives of each client.

The company’s investment management and trust group utilizes an open-architecture, “manager of managers” approach to client investment management. Our philosophy is to identify and hire highly competitive outside mutual fund companies and investment management firms on behalf of our clients. The company performs a detailed search and due diligence review in identifying and hiring each service provider, as well as maintaining ongoing oversight and monitoring of their performance.

Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party arrangement with HUB International New England, LLC (“HUB”), formerly known as C.J. McCarthy Insurance Agency, Inc., a full service insurance agency, with offices in Massachusetts and New Hampshire. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the company’s market area.

eCommerce Banking

The company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail and commercial customers. Major internet banking capabilities include the following: balance inquiry; internal transfers; loan payments; ACH origination; federal tax payments; placement of stop payments; initiation of requests for wire transfers; access to images of checks paid; as well as access to prior period account statements.

Company Website

The company currently uses an outside vendor to design, support and host its internet website. The underlying structure of the site provides for dynamic maintenance of the information by company personnel. The site provides information on the company and its services, as well as providing the access point to various specified banking services and to various financial management tools. In addition, the site includes the following major capabilities: career opportunities; loan and deposit rates; calculators; an ATM/Branch Locator/Map; and shareholder and investor information, which includes a corporate governance page containing a listing of the board of directors’ committees, copies of committee charters, corporate governance guidelines and the company’s code of business conduct and ethics, among other items, and a link to the company’s SEC filings. The company makes available free of charge through a link to its SEC filings, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to these reports. The company similarly makes available all insider stock ownership and transaction reports filed with the SEC by the company’s executive officers, directors and any 10% stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov). The company’s internet web address is: www.enterprisebanking.com.

Competition

The company faces strong competition to attract deposits and to generate loans. National and larger regional commercial banks have a local presence in the Merrimack Valley and North Central regions of Massachusetts and in southern New Hampshire. Numerous local savings banks, cooperative banks, credit unions and savings and loan associations have one or more offices in the company’s market area. Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company. The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, insurance companies, securities brokerage firms, institutional mutual funds and private lenders. Advances in, and the increased use of, technology, such as Internet banking and electronic item processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Notwithstanding the substantial competition with which the company is faced, management believes that the company has established a solid reputation within its market area. The company’s officers and directors have substantial business and personal ties in the cities and towns in which the company operates. The company believes that it has differentiated itself from competitors by providing customers, which include businesses, professionals, and consumers, with innovative, personal and highly responsive service based on management’s familiarity and understanding of such customers’ banking and investment management needs. The company’s past and continuing emphasis is to target product lines to customer needs, and to seek out and hire top professionals who understand the community and local banking environment.

Management actively seeks to strengthen its position, by capitalizing on the market opportunities, and the continuing pursuit of growth within existing and neighboring markets. During 2004 the company expanded into the Andover, Massachusetts and Salem, New Hampshire markets, and in July 2005, opened a second Tewksbury Massachusetts office. The company also continues to examine new products and technologies in order to maintain a competitive mix of offerings and services that can be delivered through multiple distribution channels at competitive prices.

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

As a general matter, regulation of the banking and financial services industries continues to undergo significant changes, some of which are intended to ease legal and regulatory restrictions while others have increased regulatory requirements. For example, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eased regulatory restrictions on consolidated companies offering diversified financial services by removing the legal barriers that formerly served to separate the banking, insurance and securities industries. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which reduced geographic restrictions on banking organizations by enhancing their ability to operate on a nationwide basis, is another example of federal legislation that has reduced the legal and regulatory burdens on the business activity of banks and their holding companies.

Many of the more recent changes in law and regulation that have increased banks’ and financial organizations’ regulatory requirements have applied to operations relevant to the “war on terrorism” or areas affecting the interest of investors and consumers. For example the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (a/k/a the Patriot Act) added new provisions requirements to the Bank Secrecy Act that are intended to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism.

The passage of the Sarbanes-Oxley Act of 2002 added new financial reporting and certification, accounting, corporate governance and internal controls requirements to the company’s ongoing federal securities law compliance obligations.

The Fair and Accurate Credit Transaction Act (“FACT Act”), which amended the Fair Credit Reporting Act in 2003, requires banks and other financial firms to help deter identity theft by developing appropriate fraud response programs and giving consumers greater control over their credit data.

The Check Clearing for the 21st Century Act (“Check 21”), which became effective in 2004, is designed to facilitate the automation of the nation’s check-processing system away from physical transportation of paper checks. The law allows banks to process check information electronically, and to deliver digital images of the check to banks that choose to continue to receive paper checks. Check 21 requires all banks to accept legally equivalent substitute checks in place of originals and comply with federal regulations governing the treatment of remotely created checks and electronic check conversion transactions.

Currently pending legislative proposals at both the federal level and in various states would further address data breaches affecting consumer financial information and could result in the company incurring additional operational and reporting obligations on banks and their affiliates.

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

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted asset) consisting of core or Tier 1 capital. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital. Tier 1 capital for the company begins with common stockholders’ equity and is reduced by certain intangible assets. In addition, trust preferred securities may compose up to 25% of the company’s Tier 1 capital (subject to certain limitations and with any excess allocable to Tier 2 capital). Supplementary capital for the company is comprised solely of a portion of the allowance for loan losses. Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, for example, cash and government securities are placed in a 0% risk category (requiring no additional capital), most home mortgage loans are placed in a 50% risk category, and the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans, are placed in a 100% risk category.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum “leverage” ratio of Tier 1 capital to quarterly average total assets of 4% (3% percent if given the highest regulatory rating and not experiencing significant growth).

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

Depository institutions, such as the bank, are also subject to the prompt corrective action framework for capital adequacy established by FDICIA. Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions. FDICIA establishes five capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A “well capitalized” institution has a total capital to total risk-weighted assets ratio of at least 10%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a leverage ratio of at least 5% and is not subject to any written order, agreement or directive; an “adequately capitalized” institution has a total capital to total risk-weighted assets ratio of at least 8%, a Tier 1 capital to total risk-weighted assets ratio of at least 4%, and a leverage ratio of at least 4% (3% percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as “well capitalized”. An “undercapitalized” institution fails to meet one of the three minimum capital requirements. A “significantly undercapitalized” institution has a total capital to total risk-weighted assets ratio of less than 6%, a Tier 1 capital to total risk-weighted assets ratio of less than 3%, and a leverage ratio of less than 3%. A “critically undercapitalized” institution has a ratio of tangible equity to assets of 2%, or less. Under certain circumstances, a “well capitalized”, “adequately capitalized” or “undercapitalized” institution may be required to comply with supervisory actions as if the institution were in the next lowest category.

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

Employees

At December 31, 2005, the company employed 269 full-time equivalent employees, including 96 officers. None of the company’s employees are presently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations to be excellent.

Item 1A.  Risk Factors

An investment in the company’s common stock is subject to a variety of risks and uncertainties. The material risks and uncertainties that management believes affect the company are described below. These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the company’s business and results of operations.

This report is qualified in its entirety by these risk factors.

If any of the following risks actually occur, the company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the company’s common stock could decline significantly, and shareholders could lose some or all of their investment.

The Company is Subject to Interest Rate Risk

The company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Interest rates are highly sensitive to many factors that are beyond the company’s control. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Opportunities and Risks”, and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for further discussions related to the company’s management of interest rate risk.

The Company is Subject to Lending Risk

There are inherent risks associated with the company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the market areas in which the company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

As of December 31, 2005, the company’s loan portfolio consisted primarily of commercial real estate, commercial and industrial and construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Any significant deterioration in the company’s commercial loan portfolio could have a material adverse effect on the company’s financial condition and results of operations. See the discussion under the heading “Loans” included in the section entitled “Financial Condition”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the company’s commercial loan portfolio.

The Company’s Allowance for Loan Losses May Be Insufficient

The company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to earnings that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of the company’s management. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the company’s financial condition and results of operations. See the discussions under the heading “Allowance for Loan Losses” included in both the “Critical Accounting Estimates” section and the “Financial Condition” section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the process by which the company determines the appropriate level of its allowance for loan losses.

The Company’s Profitability Depends Significantly on Economic Conditions in the Company’s Primary Market Areas

The company’s success depends principally on the general economic conditions of the primary market areas in which the company operates. The local economic conditions in these areas have a significant impact on the demand for the company’s products and services as well as the ability of the company’s customers to repay loans, the value of the collateral securing loans and the stability of the company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the company’s financial condition and results of operations.

The Company Operates in a Highly Competitive Industry and Market Area

The company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources than the company. These competitors include not only national, regional, and other community banks, but also various types of other non-bank financial institutions, such as credit unions, finance companies, brokerage firms, mutual fund companies, insurance companies, factoring companies and other financial intermediaries. See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive issues facing the company.

The Company is Subject to Extensive Government Regulation and Supervision

The company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders. These regulations affect the company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Changes to federal or state statutes, regulations or regulatory policies, including changes in interpretation or implementation of existing statutes, regulations or policies, could affect the company in substantial and unpredictable ways, including subjecting the company to additional costs, limiting the types of financial services and products the company may offer and/or increasing competition from other non-bank providers of financial services. See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the company.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the company’s business, results of operations and financial condition.

The Company Relies on Dividends From the Bank for Substantially All of its Revenue

The company is a separate and distinct legal entity from the bank. It receives substantially all of its revenue from dividends paid by the bank. These dividends are the principal source of funds used to pay dividends on the company’s common stock and interest and principal on the company’s subordinated debt. Various federal and state laws and regulations limit the amount of dividends that the bank may pay to the company. If the bank is unable to pay dividends to the company, then the company will be unable to service debt, pay obligations or pay dividends on the company’s common stock. The inability to receive dividends from the bank could have a material adverse effect on the company’s business, financial condition and results of operations.

Slower than Expected Growth in New Branches and New Products and Services Could Adversely Affect the Company’s Profitability

The company has placed a strategic emphasis on expanding its branch network and product and service offerings. Executing this strategy carries risks of slower than anticipated growth both in new branches and new products and services. New branches and new products and services require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income from new products and services could decrease anticipated revenues and net income generated by such investments. Opening new branches and introducing new products and services could also divert resources from current core operations and thereby further adversely affect the company’s growth and profitability.

Increased Reliance on Borrowings as a Source of Funds Could Adversely Affect the Company’s Profitability

The company has traditionally obtained funds principally through deposits and borrowings. As a general matter, deposits are a lower cost source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as result of competitive pressures, market interest rates, general economic conditions or other events, the balance of the company’s deposits decreases relative to the company’s overall banking operations, the company may have to rely more heavily on borrowings as a source of funds in the future. Any such increased reliance on borrowings could have a negative impact on the company’s net interest income and, consequently, on its results of operations and financial condition.

The Company May Not be Able to Attract and Retain Key Personnel

The company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for the best people in most activities engaged in by the company can be intense and the company may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of services of one or more of the company’s key personnel could have a material adverse impact on the company’s business because of their skills, knowledge of the company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems May Experience an Interruption or Breach in Security

The company relies heavily on communications and information systems to conduct its business and to provide internet banking services to its customers. The occurrence of any failures, interruptions or security breaches of the company’s information systems could damage the company’s reputation, result in a loss of customer business, subject the company to additional regulatory scrutiny, and expose the company to civil litigation and possible financial liability, any of which could have a material adverse effect on the company’s financial condition and results of operations.

The Company’s Relies on Independent Service Providers

The company relies on independent firms to provide key services necessary to conducting its business. The occurrence of any failures, interruptions or security breaches of the independent firms’ systems or in their delivery of services, could result in a loss of customer business, could damage the company’s reputation and expose the company to civil litigation and possible financial liability, any of which could have a material adverse effect on the company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of the company’s competitors have substantially greater resources to invest in technological improvements. Failure to successfully keep pace with technological change affecting the banking industry could have a material adverse effect on the company’s business and, in turn, the company’s financial condition and results of operations.

The Trading Volume in the Company’s Common Stock is Less Than That of Larger Companies

Although the company’s common stock is listed for trading on the NASDAQ Stock Market, such listing has been in effect for only slightly more than a year and the trading volume in the company’s common stock is substantially less than that of larger companies. Given the lower trading volume of the company’s common stock, significant purchases or sales of the company’s common stock, or the expectation of such purchases or sales, could cause significant swings up or down in the company’s stock price.

The Company’s Articles Of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking Laws May Have an Anti-Takeover Effect

Provisions of the company’s articles of organization and by-laws, its shareholders rights plan and certain federal and state banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the company, even if doing so would be perceived to be beneficial to the company’s shareholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the company’s common stock.

Additional Factors Described Elsewhere in This Report

In addition to the factors listed above in this section, additional important factors that could adversely affect the results of the company’s future operations are described under the heading “Special Note Regarding Forward-Looking Statements” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1B     Unresolved Staff Comments

None.

Item 2.           Properties

The company conducts its business from its main office located at 222 Merrimack Street, and operational support and lending offices at 21-27 Palmer Street and 170 Merrimack Street, Lowell, Massachusetts. The company currently has fourteen full service branch banking offices in Massachusetts and New Hampshire. The company is currently renovating a facility in Andover and anticipates relocating its current “temporary” Andover branch (63 Park Street) into this expanded location in late 2006. The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments. The company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the company as of December 31, 2005.

OWNED OR
BRANCH LOCATION	LEASED

Andover
63 Park Street (temporary location)	Leased
6-8 High Street(1)	Leased
Billerica
674 Boston Post Road	Owned
Chelmsford
20 Drum Hill	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street(2)	Leased
Lowell
430-434 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES

Lowell
170 Merrimack Street	Leased
21-27 Palmer Street	Leased

(1)          Relocation of the Park St. office expected to open in late 2006

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

Item 4.           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

On February 14, 2005 the company’s common stock began trading on the NASDAQ® Stock Market, under the symbol “EBTC.” Prior to this date there had been no established public trading market for the company’s common stock. Although periodically there had been private trades of the company’s common stock, prior to its trading on the NASDAQ Stock Market, the company cannot state with certainty the sales price at which such transactions occurred. The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2005:
4th Quarter	61,457	$32.00	$27.15
3rd Quarter	53,575	30.10	28.00
2nd Quarter	68,603	31.50	26.96
1st Quarter	97,925	50.40	27.00

2004:
4th Quarter	3,500	$32.00	$31.50
3rd Quarter	1,650	31.50	31.50
2nd Quarter	29,509	31.50	31.50
1st Quarter	5,075	31.50	25.00

As of February 10, 2006, there were approximately 1,055 total beneficial shareholders of the company’s common stock.

The number of shares outstanding of the company’s common stock as of March 9, 2006, were 3,808,098.

Dividends

The company declared and paid annual cash dividends of $0.48 per share and $0.43 per share in 2005 and 2004, respectively.

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

Prior to 2006, dividends were paid once a year. In January 2006, the company announced a quarterly dividend of $0.14 to be paid on March 1, 2006 to shareholders of record as of February 8, 2006. In light of the company’s recent listing on NASDAQ, and in keeping with the practices of other NASDAQ-listed companies, the Board of Directors felt it was an appropriate time to institute quarterly dividends. Although the company expects to continue to pay a quarterly dividend, the amount and timing of any declaration and payment of dividends by the board of directors will depend on a number of factors, including capital requirements, regulatory limitations, the company’s operating results and financial condition, anticipated growth of the company, the effect of tax laws on stockholders, and general economic conditions.

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

Sales of Unregistered Securities and Repurchases of Shares

The company has not sold any equity securities that were not registered under the Securities Exchange Act of 1934 during the year ended December 31, 2005. Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2005.

Item 6.                                   Selected Consolidated Financial Data

	Year Ended December 31,
($ in thousands, except per share data)	2005	2004	2003	2002	2001
EARNINGS DATA
Net interest income	$38,102	$32,120	$28,352	$28,055	$26,017
Provision for loan losses	1,135	1,650	1,075	1,325	2,480
Net interest income after provision for loan losses	36,967	30,470	27,277	26,730	23,537
Non-interest income	6,244	6,071	6,580	5,577	4,825
Net gains on sales of investment securities	191	906	2,150	1,341	941
Non-interest expense	30,235	25,687	23,342	24,947	22,655
Income before income taxes	13,167	11,760	12,665	8,701	6,648
Income tax expense	4,753	4,253	5,720	2,395	1,744
Net income	$8,414	$7,507	$6,945	$6,306	$4,904

COMMON SHARE DATA
Basic earnings per share	$2.25	$2.06	$1.95	$1.80	$1.43
Diluted earnings per share	2.19	1.97	1.87	1.75	1.39
Book value per share at year end	17.86	16.72	15.20	14.18	12.34
Dividends paid per share	$0.4800	$0.4300	$0.3800	$0.3300	$0.2875
Basic weighted average shares outstanding	3,734,249	3,647,380	3,565,752	3,494,818	3,432,255
Diluted weighted average shares outstanding	3,845,263	3,806,598	3,712,385	3,611,712	3,530,965

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$918,477	$848,171	$751,545	$721,430	$631,900
Loans serviced for others	22,938	35,067	27,474	24,995	28,604
Investment assets under management	424,953	363,250	375,297	317,394	314,049
Total assets under management	$1,366,368	$1,246,488	$1,154,316	$1,063,819	$974,553

Total loans	$699,726	$570,459	$488,839	$414,123	$376,327
Allowance for loan losses	12,050	10,923	9,986	9,371	8,547
Investment securities at fair value	156,521	187,601	196,308	239,096	197,060
Total short-term investments	5,431	40,290	14,000	—	6,500
Deposits	775,387	768,644	660,824	638,052	527,894
Borrowed funds	58,639	3,651	21,424	17,233	44,449
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	67,830	61,684	54,750	50,080	42,721

RATIOS
Return on average total assets	0.97%	0.95%	0.96%	0.95%	0.81%
Return on average stockholders’ equity	13.10%	12.99%	13.52%	13.69%	12.30%
Allowance for loan losses to total loans	1.72%	1.91%	2.04%	2.26%	2.27%
Stockholders’ equity to total assets	7.39%	7.27%	7.28%	6.94%	6.76%
Dividend payout ratio	21.33%	20.87%	19.49%	18.33%	20.10%

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto, contained in Item 8, the information contained in the description of the company’s business in Item 1 and other financial and statistical information contained in this annual report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 1 - “Business”, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results. Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Allowance for Loan Losses

The Allowance for loan losses is an estimate of the credit risk inherent in the loan portfolio. The credit risk of the portfolio depends on a wide variety of factors,

including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process. The company regularly monitors these factors, among others, in order to determine the adequacy of its allowance for loan losses through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.

The company uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other economic or market factors. The methodology includes analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans, including residential mortgages and consumer loans, are analyzed as groups taking into account delinquency ratios and other indicators, the company’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, management considers qualitative and quantitative assessments of other factors, including industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, the growth, composition and size of the loan portfolio, trends in delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.

Impairment Review of Goodwill and Other Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $0.6 million, respectively, at December 31, 2005. Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

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

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit (in this case, the company) with its carrying amount, or the book value of the reporting unit, including goodwill. If the fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, if necessary, measures the amount of goodwill impairment loss to be recognized. The reporting unit must determine fair values for all assets and liabilities, excluding goodwill. The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the newly calculated implied fair value of that goodwill, an impairment loss is recognized in the amount required to write down the goodwill to the implied fair value.

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

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2005.

Overview

Composition of Earnings

The company had net income for the year ended December 31, 2005 of $8.4 million compared to $7.5 million for the same period in 2004, an increase of 12%. Diluted earnings per share were $2.19 for the year ended December 31, 2005 compared to $1.97 for the same period in 2004, an increase of 11%.

The company’s earnings are largely dependent on its net interest margin or spread, which is the difference between the yield on interest earning assets (loans, investment securities and total short-term investments) and the cost of funding those assets (total deposits and borrowings). The company’s earnings are, therefore, subject to the risks associated with changes in the interest rate environment. In addition, other components effecting net income include the level of the provision for loan losses, non-interest income, non-interest expenses and income taxes.

Net interest income, which is the margin or spread in dollar terms (i.e., interest income less interest expense) amounted to $38.1 million in 2005 compared to $32.1 million in 2004, an increase of $6.0 million or 19%. The increase resulted primarily from 19% growth in the average loan balance and, to a lesser degree, to the increase in net interest margin due to the increases in market interest rates, particularly the prime lending rate (“Prime”), which increased 325 basis points since June 2004.

The company’s net interest margin increased 32 basis points to 4.82% for the year ended December 31, 2005, compared to 4.50% for the year ended December 31, 2004. During 2005, the yield curve flattened as the Federal Reserve Board increased short-term interest rates eight times or 200 basis points, while over the same period the ten-year U.S. Treasury rate increased only 17 basis points. Each Federal Reserve Board rate increase resulted in an equal increase in Prime, positively impacting the company’s net interest margin through re-pricing upward of approximately 35% of the company’s loan portfolio. Additionally, the company’s margin was positively impacted by the 14% growth in average non-interest bearing deposits, a key component of the company’s deposit mix.

The provision for loan losses was $1.1 million for the year ended December 31, 2005, compared to $1.7 million for the 2004 period. The larger provision in 2004 primarily resulted from charge-offs that occurred during the first quarter of 2004, while net charge-offs for 2005 were $8 thousand. The provision for loan losses reflects management’s assessment of the adequacy of the allowance for loan losses to support the estimated credit risk inherent in the loan portfolio, including the level of charge-offs, portfolio composition and growth during the period.

The company’s earnings are also directly impacted by non-interest income, consisting of traditional banking fee income such as deposit and loan fees, gains on the sales of investment securities and loans, and non-deposit revenue streams such as investment management, trust and insurance services.

Non-interest income was $6.4 million and $7.0 million for 2005 and 2004, respectively. The decrease in 2005 was due primarily to a decrease in net gains realized on the sales of investment securities and a reduction in deposit servicing fee income, partially offset by increases in miscellaneous other income. The reduction in deposit servicing fee income was due primarily to the higher earnings credit rates paid on business checking accounts, which offset the service charges assessed. The increase in miscellaneous other income was due primarily to the sale of a merchant credit card services portfolio, income related to bank-owned life insurance and to the purchase of state tax credits.

Operating expenses are also a key component of the company’s financial results. Non-interest expense amounted to $30.2 million and $25.7 million in 2005 and 2004, respectively. The 18% increase in 2005 reflects the company’s growth and strategic initiatives, including the 2004 branch expansion into the new markets of Andover, MA and Salem, NH, and the July 2005 opening of our second Tewksbury, MA branch, as well as increases in professional costs associated with the financial reporting requirements of the Sarbanes-Oxley Act.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, brokered certificates of deposit, FHLB borrowings, repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities. The company uses funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Opportunities and Risks

Management believes that the company has established a market presence in the Merrimack Valley and North Central regions of Massachusetts and in southern New Hampshire. Management also believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area. Management continually strives to differentiate the company from competitors by providing innovative commercial and consumer banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking needs of its customers, which include businesses, professionals, and consumers.

Management recognizes that substantial competition exists in the marketplace and views this as a key business risk. This market competition includes the expanded lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as non-bank financial service competitors.

In this competitive marketplace, the company has continued to maintain very strong commercial loan growth funded through a low cost commercial deposit base. Management believes these achievements are the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company expanded its market presence with two new branches that opened in Andover, MA and Salem, NH in 2004 and a second Tewksbury, MA office in July 2005, bringing the company’s branch network to fourteen locations. In addition, the company continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

In addition to growth and competition, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The company’s interest rate risk management process involves evaluating the impact of various interest rate scenarios on the company’s net interest margin (also referred to as “margin”), which is the difference between the yield on interest earning assets (loans, investment securities and total short-term investments) and the cost of funding those assets (total deposits and borrowings). Net interest income, which is the margin in dollar terms, is the primary revenue component of the company’s operations and consequently, the management of interest rate risk is a significant component of the company’s risk management structure.

Management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the company’s balance sheet mix, specifically fixed versus variable rate loans and investments on the asset side and on the liability side, higher cost deposits and borrowings versus lower cost deposits.

Under the company’s current balance sheet position, margin generally performs better in a rising rate environment, while margin generally decreases when the yield curve is flat, inverted or declining.

Under a flat yield curve scenario, margin compression will eventually occur as the spread between the cost of funding and the yield on interest earning assets narrow. Under this scenario the degree of margin compression is highly dependent on the company’s ability to fund asset growth through low cost deposits. However, if the curve is flattening, while short-term rates are rising, increases in Prime initially result in the company’s asset yields re-pricing more quickly than funding costs.

Under an inverted yield curve situation, short-term rates exceed longer-term rates, and it is a similar but worse version of the flat curve scenario. Again, however, the extent of impact on margin is highly dependent on the company’s balance sheet mix.

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs. The primary causes would be the impact of interest rate decreases (including Prime) on adjustable rate loans (the opposite of the rising rate environment presented above) and the fact that decreases in low cost deposits rates may be limited.

For the first nine months of 2005, the company was primarily able to fund loan growth through low cost deposit growth and from investment portfolio cash flow. The result was approximately a 30 basis point increase in net interest margin during this period. During the fourth quarter of 2005, loan growth remained strong, while average deposits were little changed. During this period the company utilized funding from the Federal Home Loan Bank of Boston, and the average FHLB borrowing balance increased to $46.4 million in the fourth quarter from $9.1 million in the previous quarter. As a result, net interest margin was flat during the fourth quarter as the 50 basis point increase in Prime during the quarter was mostly offset by similar increases in funding costs. Further increases in funding costs may not be offset by increases in asset yields.

The management of interest rate risk is discussed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The credit risk of the portfolio depends on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process. Management regularly monitors these factors, among others, through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors. The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses, as a direct charge to earnings. Management determined that the allowance for loan losses of $12.1 million, or 1.72% of total loans at December 31, 2005, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date. The company discusses the methodology used to estimate the loan loss exposure under the heading “Allowance for Loan Losses” in “Critical Accounting Estimates” above, and further discusses management’s assessment of the allowance at December 31, 2005 under the heading “Allowance for Loan Losses” in the Financial Condition section of this Item 7 below.

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

See Item 1A. “Risk Factors” for additional factors that could adversely affect the company’s future results of operations.

Financial Condition

Total assets increased $70.3 million, or 8%, over the prior year, to $918.5 million at December 31, 2005. The increase was primarily attributable to an increase in total loans, of $129.3 million, or 23%, partially offset by a decrease of $66 million, or 29%, in total investments (investment securities and total short-term investments). The increase in total loans consisted primarily of commercial loan growth.

Total deposits and borrowings at December 31, 2005 consisted of $775.4 million in deposits and $58.6 million in borrowed funds, compared to $768.6 million and $3.7 million, respectively, at December 31, 2004. Total deposits at December 31, 2004 were partially inflated by a $32 million demand deposit received in late December 2004 and withdrawn in early January 2005. The increase in borrowed funds along with deposit growth and investment cash flow were utilized to fund loan growth.

Loans

Total loans were $699.7 million, or 76% of total assets, at December 31, 2005, compared with $570.5 million, or 67% of total assets, at December 31, 2004. The company attributes the $129.3 million, or 23%, increase in loans outstanding to its seasoned lending team, the company’s sales and service culture, geographic expansion, an increase in loan participations and the favorable economic environment. During 2005, commercial real estate loans increased $69.3 million, or 27%, commercial and industrial loans increased by $23.1 million, or 16%, commercial construction loans increased $27.5 million, or 34%, residential real estate loans, residential construction and home equity mortgages combined, increased by $9.5 million, or 11%, and consumer loans decreased $153 thousand or 4%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2005		2004		2003		2002		2001
($ in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Comm’l real estate	$326,963	46.6%	$257,657	45.1%	$224,450	45.8%	$177,827	42.8%	$163,102	43.2%
Comm’l & industrial	165,982	23.7%	142,909	25.0%	132,313	27.0%	122,144	29.4%	94,762	25.1%
Comm’l construction	108,048	15.4%	80,597	14.1%	50,699	10.3%	28,441	6.8%	25,091	6.6%
Total Commercial	600,993	85.7%	481,163	84.2%	407,462	83.1%	328,412	79.0%	282,955	74.9%
Residential mortgages	47,207	6.7%	40,654	7.1%	39,465	8.0%	44,742	10.8%	59,234	15.7%
Resid construction	4,154	0.6%	2,848	0.5%	3,488	0.8%	4,447	1.1%	3,352	0.9%
Home equity	44,444	6.4%	42,823	7.5%	35,139	7.2%	29,937	7.2%	24,594	6.5%
Consumer	3,986	0.6%	4,139	0.7%	4,558	0.9%	5,075	1.2%	6,697	1.8%
Loans held for sale	267	0.0%	101	0.0%	262	0.0%	2,865	0.7%	733	0.2%
Gross loans	701,051	100.0%	571,728	100.0%	490,374	100.0%	415,478	100.0%	377,565	100.0%
Deferred fees,net	(1,325)		(1,269)		(1,535)		(1,355)		(1,238)
Total loans	699,726		570,459		488,839		414,123		376,327
Allowance for loan losses	(12,050)		(10,923)		(9,986)		(9,371)		(8,547)
Net loans	$687,676		$559,536		$478,853		$404,752		$367,780

The following table sets forth the scheduled maturities of commercial real estate, commercial and construction loans in the company’s portfolio at December 31, 2005. The following table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

($ in thousands)	Commercial Real Estate	Commercial	Construction
Amounts due:
One year or less	$26,877	$89,622	$64,898
After one year through five years	17,713	46,493	27,145
Beyond five years	282,373	29,867	16,005
	$326,963	$165,982	$108,048

Interest rate terms on amounts due after one year:
Fixed	$21,976	$26,492	$6,319
Adjustable	278,110	49,868	36,831

Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

Secured commercial loans included in commercial real estate, commercial and construction loans, secured by apartment buildings, office facilities, shopping malls, raw land or other commercial property, were $585.1 million at December 31, 2005, representing an increase of $120.5 million, or 26%, from the December 31, 2004 balance of $464.6 million.

Unsecured commercial loans and lines included in commercial and industrial loans were $15.9 million and $16.6 million at December 31, 2005 and 2004, respectively, a decrease of $.7 million. Also included in commercial and industrial loans are loans under various Small Business Administration programs amounting to $8.2 million and $10.0 million as of December 31, 2005 and 2004, respectively.

At December 31, 2005 the company had commercial loan balances participated out to various banks amounting to $9.0 million, compared to $20.0 million at December 31, 2004. These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried at the company’s prorata share of ownership and amounted to $18.8 million and $19.1 million at December 31, 2005 and 2004, respectively.

Asset Quality

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the company at the dates indicated:

	December 31,
($ in thousands)	2005	2004	2003	2002	2001

Non-accrual loans	$1,475	$2,140	$2,983	$1,915	$1,874
Accruing loans > 90 days past due	1	—	—	2	1
Total non-performing loans	1,476	2,140	2,983	1,917	1,875
Other real estate owned	—	—	—	—	—
Total non-performing assets	$1,476	$2,140	$2,983	$1,917	$1,875

Accruing restructured loans not included above	$82	$26	$2,370	$2,086	$146
Delinquent loans 30-89 days past due	963	4,325	2,510	1,287	1,119

Non-performing loans to total loans	0.21%	0.38%	0.61%	0.46%	0.50%
Non-performing assets to total assets	0.16%	0.25%	0.40%	0.26%	0.30%
Loans 30-89 days past due to total loans	0.14%	0.76%	0.51%	0.31%	0.30%

Non-performing assets were $1.5 million at December 31, 2005, compared to $2.1 million at December 31, 2004, a decrease of $664 thousand, or 31%. The ratio of non-performing loans as a percentage of total loans outstanding decreased to 0.21% from 0.38% as of those same dates. The decline reflects the continued credit quality improvement and principal paydowns.

There were no other real estate owned balances during the years ended December 31, 2005 or 2004.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower. Total restructured loans outstanding as of December 31, 2005 and 2004 were $211 thousand and $167 thousand, respectively. Restructured loans included in non-performing assets amounted to $129 thousand and $141 thousand at December 31, 2005 and 2004, respectively. Accruing restructured loans as of December 31, 2005 and 2004 were $82 thousand and $26 thousand, respectively.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans decreased from 0.76% at December 31, 2004 to 0.14% at December 31, 2005.

Total impaired loans were $1.5 million and $2.0 million at December 31, 2005 and 2004, respectively. Impaired loans included in non-accrual loans were $1.4 million and $2.0 million as of December 31, 2005 and 2004, respectively.

The level of non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The company uses an asset classification system, which classifies potential problem loans depending on risk of loss characteristics. The most severe classifications are “substandard” and “doubtful”. At December 31, 2005, the company classified $5.4 million and $0 as substandard and doubtful loans, respectively. Included in the substandard category is $1.0 million in non-performing loans. The remaining balance of substandard loans is performing but possesses potential weaknesses and, as a result, could become non-performing loans in the future.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
($ in thousands)	2005	2004	2003	2002	2001

Average loans outstanding	$625,403	$527,903	$448,178	$395,356	$340,593

Balance at beginning of year	$10,923	$9,986	$9,371	$8,547	$6,220

Charged-off loans:
Commercial real estate	—	—	—	—	—
Commercial and industrial	70	901	628	532	182
Construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	57	84	55	216	43
Total charged-off	127	985	683	748	225

Recoveries on loans previously charged-off:
Commercial real estate	—	—	2	—	—
Commercial and industrial	102	259	193	193	28
Construction	—	—	—	—	—
Residential mortgage	—	—	—	43	20
Home equity	—	—	—	—	—
Consumer	17	13	28	11	24
Total recoveries	119	272	223	247	72

Net loans charged-off	8	713	460	501	153
Provision charged to operations	1,135	1,650	1,075	1,325	2,480

Balance at December 31	$12,050	$10,923	$9,986	$9,371	$8,547

Net loans charged-off to average total loans	0.00%	0.14%	0.10%	0.13%	0.04%
Net loans charged-off to allowance for loan loss	0.07%	6.53%	4.61%	5.35%	1.79%
Allowance for loan losses to total loans	1.72%	1.91%	2.04%	2.26%	2.27%
Allowance for loan losses to non-performing loans	816.40%	510.42%	334.76%	488.84%	455.84%
Recoveries to charge-offs	93.70%	27.61%	32.65%	33.02%	32.00%

The ratio of the allowance for loan losses to non-performing loans was 816.40% at December 31, 2005 compared to 510.42% and 334.76% at December 31, 2004 and 2003, respectively. The increase in 2005 resulted from a $0.7 million decrease in the balance of non-performing loans, while the balance in the allowance for loan losses increased by $1.1 million over the period. The increase in the allowance was due to provisions of $1.1 million, offset by net charge-offs of $8 thousand.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of non-performing loans, net charge-offs, loan growth, economic trends and comparison to industry peers, among other factors.

In the post 9/11 period, the company increased the allowance for loan losses to total loans ratio from 1.99% to 2.27%. The increase resulted from expected economic weakness and anticipated credit quality deterioration. However, in the ensuing periods credit quality remained stable and beginning in 2004 it began to improve measurably. Consequently, the loan loss reserve ratio decreased to 2.04% at December 31, 2003 and 1.91% at December 31, 2004.

In 2005 credit quality continued to improve as indicated by lower levels of charge-offs and non-performing loans. Furthermore, there were no significant changes in the company’s underwriting or allowance assessment methodologies and the company’s credit quality improvement appears to be consistent with overall industry trends. As a result, the allowance for loan losses to total loan ratio was reduced to 1.72% at December 31, 2005.

Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2005.

The following table represents the allocation of the company’s allowance for loan losses amongst the different categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2005		2004		2003		2002		2001
($ in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans

Comm’l real estate	$5,598	46.6%	$5,617	45.1%	$4,855	45.8%	$4,087	42.8%	$3,644	43.2%
Comm’l industrial	2,899	23.7%	2,925	25.0%	3,409	27.0%	3,650	29.4%	2,482	25.1%
Comm’l constr.	2,309	15.4%	1,613	14.1%	1,141	10.3%	711	6.8%	677	6.6%
Resid: mortg,cnstr and HELOC’s	817	13.7%	699	15.1%	529	16.0%	838	19.8%	999	23.3%
Consumer	102	0.6%	69	0.7%	52	0.9%	85	1.2%	133	1.8%
Unallocated	325	—	—	—	—	—	—	—	612	—
Total	$12,050	100.0%	$10,923	100.0%	$9,986	100.0%	$9,371	100.0%	$8,547	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2005, total short-term investments amounted to $5.4 million or 0.6% of total assets compared to $40.3 million, or 5% of total assets, at December 31, 2004. The balance of total short-term investments at December 31, 2004 was partially inflated by the temporary investment of a $32 million demand deposit received in late December 2004 and withdrawn in early January 2005. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold, money market mutual funds and discounted U.S. agency notes maturing in less than ninety days, and amounted to $5.4 million and $32.1 million as of December 31, 2005 and 2004, respectively. The remaining balance carried as “other short-term investments” consists of auction rate preferred securities with redemption options (auction dates) every forty-nine days, but which cannot readily be converted to cash at par value until the next successful auction. These other short-term investments amounted to $0 and $8.2 million as of December 31, 2005 and 2004, respectively.

Investment Securities

At December 31, 2005 and 2004, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value. At December 31, 2005, the investment portfolio represented 17% of total assets.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
($ in thousands)	2005	2004	2003

Federal agency obligations(1)	$15,202	$29,206	$23,166
Collateralized mortgage obligations and other Mortgage backed securities (CMO/MBS)	77,143	98,890	107,037
Municipal securities	54,915	55,578	59,632
Fixed income securities	$147,260	$183,674	$189,835

Certificates of deposit	1,000	1,000	1,000
Federal Home Loan Bank stock(2)	3,205	1,340	3,301
Equity securities	5,056	1,587	2,172
Total investments	$156,521	$187,601	$196,308

(1)            Federal agency obligations include securities issued by government-sponsored enterprises such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank. These securities do not represent obligation of the US government and are not backed by the full faith and credit of the United States Treasury.

(2)            The bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

As of December 31, 2005, the net unrealized losses in the investment portfolio were $1.1 million compared to the net unrealized gains of $2.6 million at December 31, 2004. The decrease in net unrealized gains was due primarily to higher market rates at the end of 2005 compared to 2004. The net unrealized losses at December 31, 2005, net of tax effects, is shown as a component of accumulated comprehensive income in the amount of $533 thousand.

The net unrealized gains/(losses) in the company’s fixed income portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of the company’s investment portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises. The unrealized gains on investments will also decline as the securities approach maturity. The unrealized gains/(losses) will only be realized if the securities are sold.

During 2005 the company recognized $0.2 million in net gains on sales of $1.7 million of securities. Principal paydowns, calls and maturities totaled $39.7 million during the period, and were primarily comprised of prepayments in the mortgage backed securities portfolio. The proceeds from the sales and paydowns were partially utilized to purchase $14.2 million of investments, primarily U.S agency, municipal and mortgage backed securities, with the remainder utilized to fund loan growth.

The contractual maturity distribution at amortized cost, as of December 31, 2005, of the fixed income securities above with the weighted average yield for each category is as follows:

	Under 1 Year		>1 - 3 Years		>3 - 5 Years		>5 - 10 Years		Over 10 Years
($ in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Agency obligations	$—	—	$4,000	4.37%	$11,421	4.49%	$—	—	$—	—
CMO/MBS	—	—	606	5.68%	—	—	19,567	4.32%	58,517	4.35%
Municipals(1)	1,122	4.15%	10,007	3.78%	16,993	4.63%	21,399	6.31%	4,938	7.69%
	$1,122	4.15%	$14,613	4.02%	$28,414	4.57%	$40,966	5.36%	$63,455	4.61%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the agency and municipal categories are $37.7 million in securities which can be “called” before maturity. Actual maturity of these callable securities could be shorter if market interest rates decline further. Management considers these factors when evaluating the net interest margin in the company’s asset-liability management program.

Deposits

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2005		December 31, 2004		December 31, 2003
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Demand deposits	$173,804	22.4%	$172,949	22.5%	$127,081	19.2%
Interest bearing checking	171,611	22.1%	170,224	22.1%	144,578	21.9%
Total checking	345,415	44.5%	343,173	44.6%	271,659	41.1%

Retail savings/money markets	151,969	19.6%	172,748	22.5%	150,140	22.7%
Commercial savings/money markets	115,126	14.9%	120,461	15.7%	98,396	14.9%
Total savings/money markets	267,095	34.5%	293,209	38.2%	248,536	37.6%

Certificates of deposit	162,877	21.0%	132,262	17.2%	140,629	21.3%

Total deposits	$775,387	100.0%	$768,644	100.0%	$660,824	100.0%

Deposits increased $6.7 million, or 0.9%, to $775.4 million at December 31, 2005, from $768.6 million at December 31, 2004. Total deposits at December 31, 2004 were partially inflated by a $32 million demand deposit received in late December 2004 and withdrawn in early January 2005. Excluding that deposit, growth was 5.3%.

Total deposits as a percentage of total assets were 84% at December 31, 2005 compared to 91% at December 31, 2004.

Lower cost checking deposits accounted for 45% of total deposits at December 31, 2005 and 2004, and increased $2.2 million, or 0.7%. Excluding the $32 million deposit mentioned above, growth was 11.0%.

Savings and money market accounts decreased by $26.1 million, or 9%, while higher cost certificates of deposit increased by $30.6 million, or 23%, primarily in the fourth quarter of 2005. Included in the certificate of deposit balance are brokered certificates of deposit of $10.0 million opened in December 2005. The deposit mix shift during the year from savings and money market accounts into higher yielding certificates of deposit was attributed to depositors seeking higher interest rate products in a rising interest rate environment.

The table below shows the comparison of the company’s average deposits and average rates paid for the periods indicated. The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2005			2004			2003
($ in thousands)	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits

Demand	$163,429	—	21.4%	$143,441	—	20.2%	$124,904	—	19.2%

Interest Chkg	167,178	0.53%	21.9%	153,085	0.30%	21.6%	146,177	0.26%	22.4%
Savings	176,143	1.37%	23.1%	156,483	1.13%	22.0%	128,455	1.15%	19.7%
Money market	115,422	1.41%	15.2%	121,513	1.24%	17.1%	103,099	1.29%	15.8%
	458,743	1.08%	60.2%	431,081	0.87%	60.7%	377,731	0.84%	57.9%

Time deposits	139,857	2.34%	18.4%	135,611	1.92%	19.1%	149,555	2.37%	22.9%

Total	$762,029	1.08%	100.0%	$710,133	0.89%	100.0%	$652,190	1.03%	100.0%

The increase in the average rate paid on total deposit accounts to 1.08%, for 2005, from 0.89%, for 2004, resulted primarily from increasing yields on all categories of deposits and is attributable to increases in market interest rates during the period.

Demand and interest checking accounts increased 12% on an average balance basis and accounted for 43% of average total deposits. Management views the continued growth of low cost checking accounts as a key component of the company’s business strategy.

Borrowings

Total borrowings, consisting of securities sold to customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, increased by $55.0 million from December 31, 2004 to December 31, 2005.

The company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the company’s asset-liability management program. At December 31, 2005 the bank had the ability to borrow an additional $42.0 million from the FHLB. Actual outstanding advances at December 31, 2005 amounted to $57.9 million with a weighted average rate of 4.17%. FHLB borrowings increased $56.0 million from December 31, 2004. The increase primarily occurred during the fourth quarter, necessitated by strong loan growth and slower deposit growth.

The outstanding balance at December 31, 2005 was composed of $31.0 million in overnight advances, at 4.06%, $26.4 million of short-term advances, maturing in less than 3.5 months at 4.26%, and $0.5 million of longer-term advances maturing in 7.5 years, at 5.94%. Maximum amounts outstanding at any month end during 2005, 2004, and 2003 were $59.0 million, $20.7 million and $20.5 million respectively.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio with terms typically ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company. Interest rates paid by the company on the repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction. Repurchase agreements outstanding at December 31, 2005 were $0.7 million, with a weighted average interest rate of 1.90% and original terms from one to six months. The outstanding balance was $1.7 million at December 31, 2004, with a weighted average rate of 1.84%. Maximum amounts outstanding at any month end during 2005, 2004, and 2003 were $6.4 million, $14.5 million, and $1.0 million, respectively.

The table below shows the comparison of the company’s average repurchase agreements and FHLB advances and average rates paid for the periods indicated.

	Year ended December 31,
	2005		2004		2003
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$2,823	2.59%	$2,867	1.62%	$925	1.19%
FHLB advances	19,250	3.85%	5,018	1.71%	4,419	1.83%

Total	$22,073	3.69%	$7,885	1.67%	$5,344	1.72%

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

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies. Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The company’s primary sources of funds are deposits, borrowed funds and stockholders’ equity. At December 31, 2005, the company had the capacity to borrow additional funds from the FHLB of up to $42 million, and had the ability to issue up to $115 million in brokered certificates of deposit. In January 2006 the company entered into an agreement that allows for the issuance of an additional $190 million in brokered certificates of deposit. At December 31, 2005 the company had $10.0 million in outstanding brokered certificates of deposit. See the discussion above under the heading “Borrowings” regarding outstanding FHLB advances.

Management believes that the company has adequate liquidity to meet its commitments.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company’s consolidated financial condition. At December 31, 2005 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable Federal Reserve Board and FDIC regulations.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2005, see note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual obligations and commitments at December 31, 2005.

		Payments Due By Period
($ in thousands)	Total	With-in 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$57,933	$57,463	$—	$—	$470
Subordinated debentures	10,825	—	—	—	10,825
Operating lease obligations	2,185	771	953	314	147
Repurchase agreements	706	706	—	—	—
Supplemental retirement plans	5,516	—	98	425	4,993
Vendor Contracts	570	129	258	183	—
Total contractual obligations	$77,735	$59,069	$1,309	$922	$16,435

		Commitment Expiration - Per Period
	Total	With-in 1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$230,914	$137,675	$39,462	$1,768	$52,009
Standby letters of credit	16,116	14,695	983	438	—
Commitments to originate loans	35,884	35,884	—	—	—
Commitments to sell loans	1,567	1,567	—	—	—
Total commitments	$284,481	$189,821	$40,445	$2,206	$52,009

Investment Assets Under Management

The company provides a wide range of investment management services. These services include management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment management and trust group. The market value of each of these components is affected by fluctuation in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
($ in thousands)	2005	2004	2003
Investment management and trust assets	$346,322	$315,320	$322,127
Commercial sweep accounts	78,631	47,930	53,170
Investment assets under management	$424,953	$363,250	$375,297

Investment assets under management increased by $61.7 million, or 17%, from $363.3 million at December 31, 2004 to $425.0 million at December 31, 2005. The increase was due to an increase in investment management and trust assets of $31.0 million and in commercial sweep accounts of $30.7 million. The increase in investment management and trust assets was primarily due to growth from new business and general increases in investment market value. Also included in this balance are $3.3 million and $2.5 million of government securities purchased on behalf of customers as of December 31, 2005 and 2004, respectively.

The commercial sweep account balance generally fluctuates in accordance with the cash needs of the customers. At December 31, 2005 the balance amounted to $78.6 million compared to $47.9 million at December 31, 2004. The $30.7 million increase over the prior year end was also influenced by higher market rates in effect during 2005 compared to 2004.

Results of Operations

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2005 and 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2005 vs. 2004				2004 vs. 2003
($ in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest Income
Loans	$5,957	$2,428	$418	$8,803	$5,031	$(896)	$(129)	$4,006
Investments (1)	(959)	714	(20)	(265)	(500)	—	(79)	(579)
Total	4,998	3,142	398	8,538	4,531	(896)	(208)	3,427

Interest Expense
IntChkg/Savings/MM	241	905	48	1,194	448	113	(2)	559
Time deposits	82	570	27	679	(330)	(673)	63	(940)
Borrowed funds	237	159	287	683	44	(3)	(1)	40
Total	560	1,634	362	2,556	162	(563)	60	(341)

Change in net interest income	$4,438	$1,508	$36	$5,982	$4,369	$(333)	$(268)	$3,768

(1)                          Investments include investment securities and total short-term investments.

The table on the following page presents the company’s average balance sheet, net interest income and average rates for the years ended December 31, 2005, 2004 and 2003.

Average Balances, Interest and Average Interest Rates

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
($ in thousands)	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate	Average Balance	Interest	Average Interest Rate

Assets:

Loans (1)	$625,403	$41,083	6.57%	$527,903	$32,280	6.11%	$448,178	$28,274	6.31%
Investments (2)(3)	186,503	7,223	4.43%	209,942	7,488	4.09%	222,161	8,067	4.09%
Total interest earnings assets	811,906	48,306	6.08%	737,845	39,768	5.54%	670,339	36,341	5.57%
Other assets (4)	53,273			52,675			54,111

Total assets	$865,179			$790,520			$724,450

Liabilities and stockholders’ equity:

Int Chkg, Savings and money market	$458,743	4,935	1.08%	$431,081	$3,741	0.87%	$377,731	$3,182	0.84%
Time deposits	139,857	3,277	2.34%	135,611	2,598	1.92%	149,555	3,538	2.37%
Borrowed funds	22,073	815	3.69%	7,885	132	1.67%	5,344	92	1.72%
Subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing deposits and borrowings	631,498	10,204	1.62%	585,402	7,648	1.31%	543,455	7,989	1.47%

Net interest rate spread (2)			4.46%			4.23%			4.10%

Non-interest bearing deposits	163,429	—	—	143,441	—	—	124,904	—	—
Total deposits and borrowings	794,927	10,204	1.28%	728,843	7,648	1.05%	668,359	7,989	1.20%

Other liabilities	6,041			3,881			4,731
Total liabilities	800,968			732,724			673,090

Stockholders’ equity	64,211			57,796			51,360

Total liabilities and stockholders’ equity	$865,179			$790,520			$724,450

Net interest income		$38,102			$32,120			$28,352

Net interest margin (2)			4.82%			4.50%			4.38%

(1)           Average loans include non-accrual loans and are net of average deferred loan fees.

(2)           Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which is not included in the interest amounts above, was $1,038, $1,107, and $1,019 for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)           Investments include investment securities and total short-term investments.

(4)           Other assets include cash and due from banks, FAS 115 market value adjustments, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Unless otherwise indicated, the reported results are for the year ended December 31, 2005 with the “comparable year” or “prior year” being the year ended December 31, 2004.

Net Income

The company had net income in 2005 of $8.4 million compared to $7.5 million for 2004, an increase of 12%. Earnings per share for 2005 were $2.25 and $2.19 on a basic and diluted basis, compared to $2.06 and $1.97 in the prior year, increases of 9% and 11%, respectively.

Net Interest Income

The company’s net interest income was $38.1 million for the year ended December 31, 2005, an increase of $6.0 million, or 19%, over the prior year. The primary driver of the increase was a $97.5 million, or 19%, increase in average loan balances and, to a slightly lesser degree, the increase in net interest margin during the period. Loan growth and higher market rates primarily led to the $8.5 million increase in total interest income over the prior year. Loan growth was funded primarily through lower cost and non-interest bearing deposit growth, proceeds from maturities and paydowns of investments, and an increase in borrowed funds during the fourth quarter of 2005. Total interest expense increase by $2.6 million over the prior year, due primarily to the increase in market rates and a $46.1 million, or 8%, increase in the average balance of total interest bearing deposits and borrowings.

Net Interest Margin

Tax equivalent net interest margin (“margin”) increased by 32 basis points, to 4.82% for the year ended December 31, 2005, compared to 4.50% for 2004. The increase in margin was due to the 54 basis point increase in the yield on interest earning assets, partially offset by a 23 basis point increase in the total cost of funds. The primary reason for these yield increases was the higher market interest rates during the period, especially the prime lending rate (“Prime”), which increased 325 basis points since June 2004.

Total Interest Income

Total interest income for the year ended December 31, 2005 was $48.3 million, an increase of $8.5 million, or 22%, over the prior year. The increase resulted from an increase in the average balance of interest earning assets of $74.1 million, or 10%, to $811.9 million for the year ended December 31, 2005, and an increase in the average tax equivalent yield on interest earning assets of 54 basis points, to 6.08%.

Interest income on loans increased by $8.8 million, or 27%, for the year ended December 31, 2005 to $41.1 million. For the year ended December 31, 2005, the average loan balance increased by $97.5 million, or 19%, while the average rate earned on loans increased by 46 basis points to 6.57%. The increase in loan yield was driven by the higher market rates, as variable rate loans indexed to Prime repriced to the higher market rates over the period.

Income on investment securities and total short-term investments (together, “investments”) declined by $265 thousand, to $7.2 million for the year ended December 31, 2005. The average balance of investments decreased by $23.4 million, or 11%, for the year ended December 31, 2005, compared to the prior year, as proceeds from maturities and paydowns were redeployed to fund loan growth. The average tax equivalent yield on investments increased by 34 basis points, to 4.43%, for the year ended December 31, 2005 compared to the average tax equivalent yield of 4.09% for the year ended December 31, 2004.

Total Interest Expense

Total interest expense for the year ended December 31, 2005 was $10.2 million compared to $7.6 million for the year ended December 31, 2004, an increase of $2.6 million or 33%. The increase resulted primarily from a 31 basis point increase in the average interest rate paid on interest bearing liabilities, to 1.62%, for the year ended December 31, 2005, and to a lesser extent, from the $46.1 million, or 8%, increase in the average balance of interest-bearing deposits and borrowings, to $631.5 million for the year ended December 31, 2005.

Interest expense on deposits increase by $1.9 million, or 30%, to $8.2 million for the year ended December 31, 2005. The average balance of savings, checking and money market deposit accounts increased by $27.7 million, or 6%, to $458.7 million for the year ended December 31, 2005, while the average interest rate paid on such deposit accounts increased 21 basis points over the prior year. The average balance on time deposits increased by $4.2 million, or 3% over the prior year, to $139.9 million for the year ended December 31, 2005. The average interest rate on time deposits increased 42 basis points for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in deposit rates was due to the higher market rates during the period.

Interest expense on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, increased by $683 thousand over the prior year to $815 thousand. The average balance of borrowed funds for the year ended December 31, 2005 increased by $14.2 million, to $22.1 million compared to $7.9 million for the prior year. The increase in average borrowed funds consisted of increases in FHLB borrowing, primarily in the fourth quarter of 2005, as slower deposit growth necessitated the alternate funding. The average cost of borrowed funds increased 202 basis points, to 3.69%, for the year ended December 31, 2005, due to the increase in market interest rates. The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2005 and 2004.

The average balance of non-interest bearing deposits, a key component of the company’s net interest margin increased by $20.0 million, or 14%, for the year ended December 31, 2005. The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.28% for the year ended December 31, 2005, compared to 1.05% for the same period ended December 31, 2004.

Provision for Loan Losses

The provision for loan losses was $1.1 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively. The larger provision in 2004 primarily resulted from charge-offs that occurred during the first quarter of that year.  Net charge-offs for 2005 were $8 thousand. The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio, including the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and southern New Hampshire, the level of non-accrual loans, levels of charge-offs and recoveries during the period, growth of outstanding loans and inherent risks in the nature of the loan portfolio. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income was $6.4 million for the year ended December 31, 2005, a decrease of $542 thousand compared to 2004. The primary components of the decrease compared to the prior year were decreases in the gains realized from the sales of investment securities and loans, which collectively declined $852 thousand, and the decrease of $387 thousand in deposit servicing fee income, partially offset by the $539 thousand increase in other income.  The changes are discussed in detail below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
($ in thousands)	2005	2004	Change
Investment management and trust service fees	$2,262	$2,104	$158
Deposit service fees	1,671	2,058	(387)
Net gains on sales of investment securities	191	906	(715)
Gains on sales of loans	246	383	(137)
Other income	2,065	1,526	539

Total non-interest income	$6,435	$6,977	$(542)

Investment management and trust service fees increased by $158 thousand, or 7.5%, in 2005 compared to 2004. The change resulted from new business generated in 2005 and an increase in fees earned per average asset due to the company’s restructured fee schedule. The year to date balances of average investment management and trust assets decreased by $7.6 million, or 2%, from $333.6 million in 2004 to $326.0 million for 2005.

Deposit service fees decreased by $387 thousand, or 19%, to $1.7 million in 2005. The decrease was primarily attributed to higher earnings credit rates paid on commercial checking accounts due to the increase in market interest rates during the period.  The earnings credit rate allows customers to earn credit on deposit balances, which are used to offset service charges.

Net gains on the sales of investment securities amounted to $191 thousand and $906 thousand for the years ended December 31, 2005 and 2004, respectively.  These gains were realized on sales of securities of $1.7 million and $19.0 million in 2005 and 2004, respectively. The decline primarily resulted from market interest rate levels, which made investment security sales less attractive than previous years.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning during these periods.

Gains on sales of loans were $246 thousand for the year ended December 31, 2005, a decrease of $137 thousand or 36%.  The decrease was due to the decrease in the volume of fixed rate residential mortgage loans originated and subsequently sold. The increase in market interest rates led to a significant reduction in fixed rate mortgage loan origination volume compared to the prior year.  The company sold approximately $22.9 million and $25.9 million of residential mortgage loans in 2005 and 2004, respectively.

The “other” income category includes merchant credit card deposit fees and electronic banking fees, commercial letter of credit fees, check printing fees, and income related to bank-owned life insurance, and miscellaneous income.  Such other income was $2.1 million, an increase of $539 thousand, or 35%, over the prior year.  The increase was due primarily to the increases in merchant and electronic banking fee income, partially due to the sale of a merchant credit card services portfolio, income related to bank-owned life insurance, income from the purchase of state tax credits and general increases in fee income due to the company’s growth and increase in transaction volume.

Non-Interest Expense

Non-interest expense was $30.2 million for the year ended December 31, 2005 an increase of $4.5 million, or 18%, compared to 2004.  The primary component of the increase was salaries and benefits as discussed below.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
($ in thousands)	2005	2004	Change
Salaries and employee benefits	$18,326	$14,788	$3,538
Occupancy expenses	5,537	5,189	348
Audit, legal and other professional fees	1,680	1,368	312
Advertising and public relations	875	766	109
Supplies and postage	862	872	(10)
Trust professional and custodial expenses	505	527	(22)
Other operating expenses	2,450	2,177	273

Total non-interest expense	$30,235	$25,687	$4,548

Salaries and benefits expense totaled $18.3 million for the year ended December 31, 2005, compared with $14.8 million for 2004, an increase of $3.5 million, or 24%. The increase was due to an increase in salary expense related to additional staffing necessary to support the company’s strategic growth initiatives and annual compensation adjustments, corresponding increases in health insurance and payroll taxes, and an increase in the provision for employee bonuses and incentive based compensation.

Occupancy expenses totaled $5.5 million, an increase of $348 thousand, or 7% compared to the prior year, primarily due to the company’s growth and the opening of three branches since March 2004.

Audit, legal and other professional expenses increased by $312 thousand, or 23% over the prior year, and totaled $1.7 million for the year ended December 31, 2005.  The increase was primarily attributable to increased audit and legal costs associated with the financial reporting requirement of the Sarbanes-Oxley Act, for the cost of marketing support related to a 2005 brand initiative and the costs of outsourced technology services.

Other operating expenses increased $273 thousand, or 13%, to $2.5 million in 2005.  The increases in this category were due primarily to the company’s growth and related to increases in director fees and telecommunication, training, security, and miscellaneous operating/processing charges.

Income Tax Expense

Income tax expense and the effective tax rate for the year ended December 31, 2005 and December 31, 2004 were $4.8 million and 36.1%, and $4.3 million and 36.2%, respectively. The effective rate for 2005 reflects normal activity with the decrease from the statutory rate of 40.93% primarily due to the effect of interest income earned on tax-exempt municipal securities.

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

Net Income

The company had net income in 2004 of $7.5 million compared to $6.9 million for 2003, an increase of 8%.  Earnings per share for 2004 were $2.06 and $1.97 on a basic and diluted basis, compared to $1.95 and $1.87 in 2003, increases of 6% and 5%, respectively.

Net Interest Income

The company’s net interest income was $32.1 million for the year ended December 31, 2004, an increase of $3.8 million, or 13% over the 2003. The primary driver of the increase was an 18% increase in average loans, funded primarily through lower cost and non-interest bearing deposit growth.

Net Interest Margin

Tax equivalent net interest margin increased to 4.50% in 2004 from 4.38% for 2003.  The primary reasons for the change was an increase in the percentage of loans to interest earning assets and a decrease in total deposit and borrowing yields.

The average yield on loans decreased 20 basis points; however, the overall yield for interest earning assets only decreased 3 basis points as the average balance of lower yielding investments declined and higher yielding average loans balances increased.

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

Investment management and trust service fees increased by $106 thousand, or 5%, in 2004 compared to 2003. The change resulted from increases in the average balances of investment management and trust assets, offset by a slight reduction in net fees earned per average asset. The year to date balances of average investment management and trust assets increased by $44.4 million, or 15%, from $289.2 million in 2003 to $333.6 million for 2004.

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

Non-Interest Expense

Non-interest expense was $25.7 million for the year ended December 31, 2004 and increased by $2.3 million, or 10%, compared to the same period in 2003.  The primary component of the increase was due to salaries and benefits as discussed below.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
($ in thousands)	2004	2003	Change
Salaries and employee benefits	$14,788	$13,773	1,015
Occupancy expenses	5,189	5,041	148
Audit, legal and other professional fees	1,368	887	481
Advertising and public relations	766	562	204
Supplies and postage	872	726	146
Trust professional and custodial expenses	527	521	6
Other operating expenses	2,177	1,832	345

Total non-interest expense	$25,687	$23,342	2,345

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

Audit, legal and other professional expenses increased by $481 thousand or 54% in 2004.  The increase was primarily attributable to increased audit fees related to Sarbanes-Oxley compliance, registration fees for listing of the company’s stock on NASDAQ, and costs for marketing support and outsourced technology services.

Advertising and public relations expenses increased $204 thousand or 36% to $766 thousand for the year ended December 31, 2004. The increase was primarily to support the company’s strategic initiatives undertaken during 2004, including the opening of two branches in new markets (Andover, MA and Salem, NH).

Other operating expenses increased $345 thousand or 19% to $2.2 million in 2004.  The primary increases were in dues and entertainment, loan workout expenses, director fees and check losses.

Income Tax Expense

Income tax expense and the effective tax rate for the years ended December 31, 2004 and December 31, 2003 were $4.3 million and 36.2%, and $5.7 million and 45.2%, respectively. The effective rate for 2004 reflects normal activity with the decrease from the statutory rates of 40.93% primarily due to the effect of interest income earned on tax exempt municipal securities.

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

In November 2005, the FASB took the staff’s recommendation to nullify the guidance of paragraphs 10-18 of EITF 03-1 “on the determination of whether an investment is other-than-temporarily impaired” and issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will replace certain guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarify that for non-credit impaired debt securities, other-than-temporary impairment can generally be avoided if the investor has the ability and intent to hold the investment until recovery of fair value or maturity.  FSP FAS 115-1 will be effective for reporting periods beginning after December 15, 2005.  The company does not believe that the adoption of FSP FAS 115-1 will have a material impact on the company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).  The standard, an amendment of FASB Nos. 123 and 95, eliminates the ability of companies to account for stock-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the requisite service period (usually the vesting period), equal to the fair value at the grant date for stock options issued in exchange for employee services.

The statement is applicable to public companies prospectively for any annual period beginning after June 15, 2005. As of the effective date, all public entities that used the fair value based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application method.  Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

In March 2005, SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of Statement 123(R).  Among other things, the SAB describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with existing SEC guidance.

The company currently uses the intrinsic value method to measure compensation cost and intends to adopt SFAS 123(R) utilizing the modified version of prospective application method on January 1, 2006.  The company estimates that, after the adoption of SFAS 123(R), the compensation expense related to share-based payments to be recognized in earnings in the year ended December 31, 2006 will be approximately $200,000 after tax for options granted to date.

See paragraph (k), “Stock Based Compensation”, under note 1 to the company’s consolidated financial statements contained in Item 8 below for pro forma information regarding compensation expense using the fair value method under SFAS 123.

In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopts SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The company has not yet determined the transition method that will be applied in calculating the APIC pool upon adoption of SFAS 123R.

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

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the company’s financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment.  The company’s asset-liability committee (“the committee”) is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity.  The committee is comprised of six outside directors of the company and three senior managers of the company, who are also members of the Board of Directors with various management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. The primary objectives of the company’s asset-liability policy is to monitor, evaluate and control interest rate risk, as a whole, within certain tolerance levels while ensuring adequate liquidity and adequate capital.  The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and wholesale borrowing capacity.  The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability strategies and guidelines are revised accordingly based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current position of the company, anticipated growth of the company and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates.  The balancing of the changes in interest income from interest earning assets and the interest expense of interest bearing liabilities is done through the asset-liability management program.  At least four times per year, management completes a simulation analysis of the company’s net interest margin under various rate scenarios and presents it to the committee.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various assets and liability accounts.

It should be noted that the interest rate scenarios used do not necessarily reflect management’s view of the “most likely” change in interest rates over the next 24 months.  Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2005, simulated under three rate scenarios:  (i) an instantaneous 200 basis point upward shift in all interest rates, (ii) no change in interest rates, and (iii) an instantaneous 200 basis point downward shift in all interest rates.  Rates on the company’s interest sensitive assets and liabilities (i.e., rates on investments, loans, deposits and borrowings) have been changed accordingly.

	December 31, 2005
($ in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$84,543	$99,985	$114,022
Collateralized mortgage obligations and other mortgage backed securities	6,048	6,997	7,619
Other investments	4,902	6,056	6,628
Total interest income	95,493	113,038	128,269

Interest Earning Liabilities:
Time deposits	9,195	11,107	14,482
PIC, money market, savings	8,302	11,046	18,020
FHLB borrowings and repurchase agreements	3,341	5,871	8,409
Subordinated debentures	2,356	2,356	2,356
Total interest expense	23,194	30,380	43,267

Net interest income	$72,299	$82,658	$85,002

Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The results and conclusions reached from the December 31, 2005 simulation are not significantly different from the December 31, 2004 simulation set forth below.

	December 31, 2004
($ in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP

Interest Earning Assets	$69,583	$85,542	$98,280
Interest Bearing Liabilities	10,436	16,511	27,202
Net interest income	$59,147	$69,031	$71,078

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

Item 8.    Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

(dollars in thousands)	2005	2004

Assets

Cash and cash equivalents:
Cash and due from banks	$32,950	$25,180
Short-term investments	5,431	32,090
Total cash and cash equivalents	38,381	57,270

Other short-term investments	—	8,200
Investment securities at fair value	156,521	187,601
Loans, less allowance for loan losses of $12,050 in 2005 and $10,923 in 2004	687,676	559,536
Premises and equipment	11,530	11,914
Accrued interest receivable	4,888	3,629
Deferred income taxes, net	6,200	4,084
Prepaid expenses and other assets	6,269	9,540
Income taxes receivable	748	—
Core deposit intangible, net of amortization	608	741
Goodwill	5,656	5,656

Total assets	$918,477	$848,171

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$775,387	$768,644
Borrowed funds	58,639	3,651
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,624	2,577
Income taxes payable	—	50
Accrued interest payable	1,172	740

Total liabilities	850,647	786,487

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,797,134 and 3,690,163 shares issued and outstanding at December 31, 2005 and 2004, respectively	38	37
Additional paid-in capital	24,291	22,598
Retained earnings	44,034	37,408
Accumulated other comprehensive income/(loss)	(533)	1,641

Total stockholders’ equity	67,830	61,684

Total liabilities and stockholders’ equity	$918,477	$848,171

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands, except per share data)	2005	2004	2003

Interest and dividend income:
Loans	$41,083	$32,280	$28,274
Investment securities	6,996	7,095	7,714
Total short-term investments	227	393	353
Total interest and dividend income	48,306	39,768	36,341

Interest expense:
Deposits	8,212	6,339	6,720
Borrowed funds	815	132	92
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	10,204	7,648	7,989

Net interest income	38,102	32,120	28,352

Provision for loan losses	1,135	1,650	1,075
Net interest income after provision for loan losses	36,967	30,470	27,277

Non-interest income:
Investment management and trust service fees	2,262	2,104	1,998
Deposit service fees	1,671	2,058	2,184
Net gains on sales of investment securities	191	906	2,150
Gains on sales of loans	246	383	969
Other income	2,065	1,526	1,429
Total non-interest income	6,435	6,977	8,730

Non-interest expense:
Salaries and employee benefits	18,326	14,788	13,773
Occupancy expenses	5,537	5,189	5,041
Audit, legal and other professional fees	1,680	1,368	887
Advertising and public relations	875	766	562
Supplies and postage	862	872	726
Trust professional and custodial expenses	505	527	521
Other operating expenses	2,450	2,177	1,832
Total non-interest expense	30,235	25,687	23,342

Income before income taxes	13,167	11,760	12,665
Income tax expense	4,753	4,253	5,720

Net income	$8,414	$7,507	$6,945

Basic earnings per share	$2.25	$2.06	$1.95

Diluted earnings per share	$2.19	$1.97	$1.87

Basic weighted average common shares outstanding	3,734,249	3,647,380	3,565,752

Diluted weighted average common shares outstanding	3,845,263	3,806,598	3,712,385

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Income/(Loss)	Equity
Balance at December 31, 2002	3,532,128	$35	$19,704	$25,873		$4,468	$50,080
Comprehensive income
Net Income				6,945	6,945		6,945
Other comprehensive loss, net of reclassification					(2,229)	(2,229)	(2,229)
Total comprehensive income					$4,716
Tax benefit on non-qualified options exercised			7				7
Common stock dividend paid ($0.38 per Share)				(1,349)			(1,349)
Common stock issued (1)	44,445	1	1,068				1,069
Stock options exercised	25,450	—	227				227

Balance at December 31, 2003	3,602,023	$36	$21,006	$31,469		$2,239	$54,750
Comprehensive income
Net Income				7,507	7,507		7,507
Other comprehensive loss, net of reclassification					(598)	(598)	(598)
Total comprehensive income					$6,909
Tax benefit on non-qualified options exercised			21				21
Common stock dividend paid ($0.43 per share)				(1,568)			(1,568)
Common stock issued (1)	36,767	—	1,150				1,150
Stock options exercised	51,373	1	421				422

Balance at December 31, 2004	3,690,163	$37	$22,598	$37,408		$1,641	$61,684
Comprehensive income
Net Income				8,414	8,414		8,414
Other comprehensive loss, net of reclassification					(2,174)	(2,174)	(2,174)
Total comprehensive income					$6,240
Tax benefit on non-qualified options exercised			104				104
Common stock dividend paid ($0.48 per share)				(1,788)			(1,788)
Common stock issued (1)	44,790	—	1,086				1,086
Stock options exercised	62,181	1	503				504

Balance at December 31, 2005	3,797,134	$38	$24,291	$44,034		$(533)	$67,830

	2005	2004	2003
Disclosure of other comprehensive income:
Gross unrealized holding losses arising during the period	$(3,474)	$(106)	$(1,623)
Income tax benefit	1,425	43	664
Net unrealized holding losses, net of tax	(2,049)	(63)	(959)
Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	191	906	2,150
Income tax expense	(66)	(371)	(880)
Reclassification adjustment, net of tax	125	535	1,270
Other comprehensive loss, net of reclassification	$(2,174)	$(598)	$(2,229)

(1)          Common stock is issued to shareholders under the dividend reinvestment plan and to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board committee meetings.  In 2005, common stock was also issued as a restricted stock award to an executive officer.

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$8,414	$7,507	$6,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,135	1,650	1,075
Depreciation and amortization	2,652	2,968	4,573
Amortization of intangible assets	133	133	133
Stock compensation expense	215	182	128
Net gains on sales of investment securities	(191)	(906)	(2,150)
Gains on sales of loans	(246)	(383)	(969)
(Increase) decrease in:
Loans held for sale, net of gain	80	544	3,572
Accrued interest receivable	(1,259)	(451)	228
Prepaid expenses and other assets	3,271	(4,220)	1,200
Deferred income taxes	(603)	(192)	(668)
Increase (decrease) in:
Accrued expenses and other liabilities	1,985	(429)	(1,378)
Accrued interest payable	432	24	(140)
Change in income taxes	956	364	(193)
Net cash provided by operating activities	16,974	6,791	12,356
Cash flows from investing activities:
Net (increase) decrease in other short-term investments	8,200	1,800	(10,000)
Proceeds from sales of investment securities	1,677	19,047	69,755
Proceeds from maturities, calls and pay-downs of investment securities	39,739	31,611	82,659
Purchase of investment securities	(14,213)	(42,584)	(112,613)
Purchase of tax credits	(1,468)	—	—
Net increase in loans	(129,109)	(82,494)	(77,779)
Additions to premises and equipment, net	(2,007)	(1,872)	(1,836)
Net cash used in investing activities	(97,181)	(74,492)	(49,814)
Cash flows from financing activities:
Net increase in deposits, including escrow deposits of borrowers	6,743	107,820	22,772
Net increase (decrease) in borrowed funds	54,988	(17,773)	4,191
Cash dividends paid	(1,788)	(1,568)	(1,349)
Proceeds from issuance of common stock	871	968	941
Proceeds from exercise of stock options	504	422	227
Net cash provided by financing activities	61,318	89,869	26,782

Net increase (decrease) in cash and cash equivalents	(18,889)	22,168	(10,676)
Cash and cash equivalents at beginning of year	57,270	35,102	45,778

Cash and cash equivalents at end of year	$38,381	$57,270	$35,102

Supplemental financial data:
Cash Paid For:
Interest	$9,772	$7,624	$8,129
Income taxes	4,447	4,160	6,392

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

The bank has three wholly owned subsidiaries, Enterprise Insurance Services, LLC, Enterprise Investment Services, LLC, and Enterprise Security Corporation, organized for the purposes of engaging in insurance sales activities, offering non-deposit investment products and services and investing in equity securities on its own behalf and not as a broker, respectively.  Enterprise Security Corporation was formed in 2005 and initially funded by the contribution of a portfolio of equity investments that were formerly held by the company.

The company’s main office is located at 222 Merrimack Street in Lowell, Massachusetts.  The company currently has fourteen full service branch banking offices.  The company’s deposit gathering and lending activities are conducted primarily in Lowell and the surrounding Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Tewksbury, Tyngsboro, Westford, Leominster, Fitchburg, and in Salem, NH.  The company offers a range of commercial and consumer loan and deposit products, and investment management, trust and insurance services with a goal of satisfying the needs of individuals, professionals and businesses.

The company’s deposit accounts are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Commissioner also retains supervisory jurisdiction over the company.

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

(c) Short-term Investment Securities

The company utilizes short-term investments to earn returns on short-term excess liquidity. The company’s short-term investments consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  Cash equivalent short-term investments are comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original maturities of less than ninety days.  Other short-term investments not classified as cash equivalents consist of auction rate preferred securities, which cannot readily be converted to cash at par value until the next successful auction date, typically every 49 days.

(d) Investment Securities

Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated comprehensive income.  Included as available for sale are securities that are purchased in connection with the company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  The bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

At December 31, 2005 and 2004 all of the company’s investment securities (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. The company regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating the credit quality of the issuer, if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains on sales of investment securities.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(e) Loans

The company grants commercial real estate loans, secured and unsecured commercial loans, single family and multi-family residential loans, and a variety of consumer loans.  In addition, the company grants loans for the construction of residential homes, multi-family properties, and commercial real estate properties and for land development.  Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy.

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

Loans held for sale are carried at the lower of aggregate amortized cost or market value.  All loans sold are currently sold without recourse.  When loans are sold a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans.  Gains and losses are determined using the specific identification method.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Payments received on loans in a non-accrual status are generally applied to principal.

Impaired loans are individually significant commercial and commercial real estate loans for which it is probable that the company will not be able to collect all amounts due in accordance with original contractual terms.  Impaired loans are accounted for, except those loans that are accounted for at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 115.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Impaired loans are charged off when management believes that the collectability of the loan’s principal is remote.

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

Management believes that the allowance for loan losses is adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheets dates.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan losses.  Such agencies may require the company to recognize additions to the allowance based on judgments different from those of management.

See “Allowance for Loan Losses” under the heading, “Financial Condition”, contained in Item 7 above for further information regarding the allowance for loan losses.

(g) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Fully depreciated assets are periodically removed from the premises and equipment inventory.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements as follows:

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

(i) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $608 thousand, respectively, at December 31, 2005.  Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

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

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit (in this case, the company) with its carrying amount, or the book value of the reporting unit, including goodwill.  If the fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  The second step, if necessary, measures the amount of goodwill impairment loss to be recognized.  The reporting unit must determine fair values for all assets and liabilities, excluding goodwill.  The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill.   If the carrying amount of the goodwill exceeds the newly calculated implied fair value of that goodwill, an impairment loss is recognized in the amount required to write down the goodwill to the implied fair value.

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

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2005.

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

(k) Stock Based Compensation

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

Had the company determined compensation expense based on the fair value at the grant date for its stock options under SFAS 123, the company’s net income would have been reduced to the pro forma amounts indicated below:

($ in thousands, except per share data)	2005	2004	2003

Net income as reported	$8,414	$7,507	$6,945
SFAS 123 compensation cost, net of tax	251	217	148
Pro forma net income	$8,163	$7,290	$6,797

Basic earnings per share as reported	$2.25	$2.06	$1.95
Pro forma basic earnings per share	2.19	2.00	1.91

Diluted earnings per share as reported	2.19	1.97	1.87
Pro forma diluted earnings per share	2.13	1.92	1.84

The company granted 118,650 options in 2005, 107,940 options in 2004, and there were no options granted in 2003.

The per share weighted average fair value of stock options was determined to be $5.58 and $3.09 for options granted in 2005 and 2004, respectively.  The fair value of the options was determined to be 20% and 11% of the market value of the stock at the date of grant in 2005 and 2004, respectively.

During 2005 management replaced the Binomial option valuation model (a lattice style model) with the Black-Scholes option valuation model.  The company has determined that option values calculated prior to 2005 under the Binomial model are not materially different to those that would have been calculated using the Black-Scholes model.

The average assumptions used in the model for the 2005 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.13%, 15%, 1.67% and 6, respectively.  The average assumptions used in the model for the 2004 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.59%, 15%, 1.53% and 6, respectively.

On September 7, 2005, 8,750 common shares were issued to an executive officer as a restricted stock award.  The shares were issued at market price of $28.50 per share and vest twenty percent per year starting on the first anniversary date of the award.

See note 9, “Stock Based Compensation Plans”, for further information regarding the company’s stock based compensation plans and grants.

(l) Investment Management and Trust Services

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company.  Investment assets under management, consisting of assets managed by the investment management and trust group and the commercial sweep product, totaled $425.0 million and $363.3 million at December 31, 2005 and 2004, respectively.  Fee income is reported on an accrual basis.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2005	2004	2003
Basic weighted average common shares outstanding	3,734,249	3,647,380	3,565,752
Dilutive shares	111,014	159,218	146,633
Diluted weighted average common shares outstanding	3,845,263	3,806,598	3,712,385

Basic Earnings per share	$2.25	$2.06	$1.95
Effect of dilutive shares	(0.06)	(0.09)	(0.08)
Diluted Earnings per share	$2.19	$1.97	$1.87

At December 31, 2005 and 2004 there were 208,801 and 3,000 outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above due to the exercise price exceeding the average market price.  These options, which were not dilutive as of the calculation date, may potentially dilute earnings per share in the future.

(n) Reporting Comprehensive Income

                                    Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available for sale, net of deferred income taxes.

(o) Derivatives

The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At December 31, 2005 the estimated fair value of the company’s derivative instruments were considered to be immaterial.

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

In November 2005, the FASB took the staff’s recommendation to nullify the guidance of paragraphs 10-18 of EITF 03-1 “on the determination of whether an investment is other-than-temporarily impaired” and issued FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which will replace certain guidance set forth in paragraphs 10-18 of EITF Issue No. 03-1 and clarify that for non-credit impaired debt securities, other-than-temporary impairment can generally be avoided if the investor has the ability and intent to hold the investment until recovery of fair value or maturity.  FSP FAS 115-1 will be effective for reporting periods beginning after December 15, 2005.  The company does not believe that the adoption of FSP FAS 115-1 will have a material impact on the company’s financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”).  The standard, an amendment of FASB Nos. 123 and 95, eliminates the ability of companies to account for stock-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair value based method.  Under the intrinsic value method, no compensation cost is recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock; however, pro forma net income and earnings per share information is supplementally disclosed as if the fair value based method of accounting had been used.  The fair value method requires companies to recognize compensation expense over the requisite service period (usually the vesting period), equal to the fair value at the grant date for stock options issued in exchange for employee services.

The statement is applicable to public companies prospectively for any annual period beginning after June 15, 2005. As of the effective date, all public entities that used the fair value-based method for either recognition or disclosure under Statement 123 will apply this Statement using a modified version of prospective application method.  Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures.

In March 2005, SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of Statement 123(R).  Among other things, the SAB describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123(R) with existing SEC guidance.

The company currently uses the intrinsic value method to measure compensation cost and intends to adopt SFAS 123(R) utilizing the modified version of prospective application method on January 1, 2006.  The company estimates that, after the adoption of SFAS 123(R), the compensation expense related to share-based payments to be recognized in earnings in the year ended December 31, 2006 will be approximately $200,000 after tax for options granted to date.

See paragraph (k), “Stock Based Compensation”, under note 1 for pro forma information regarding compensation expense using the fair value method under SFAS 123.

In November 2005, the FASB issued FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a simplified, elective transition alternative to (1) calculating the beginning balance of the pool of excess tax benefits available to absorb tax deficiencies subsequent to the adoption of SFAS 123R (“APIC Pool”) and (2) determining the subsequent impact on the APIC Pool from the tax benefits of awards that are fully vested and outstanding upon the adoption of SFAS 123R. An entity shall follow either the transition guidance described in this FSP or the transition guidance described in SFAS 123R paragraph 81. An entity that adopts SFAS 123R using the modified prospective or modified retrospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to make this one-time election. The company has not yet determined the transition method that will be applied in calculating the APIC pool upon adoption of SFAS 123R.

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

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. The adoption of FSP SOP 94-6-1 did not have a material impact on the company’s financial position or results of operations.

(2)           Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, are summarized as follows:

	2005
($ in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Federal agency obligations(1)	$15,421	$—	$219	$15,202
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	78,690	7	1,554	77,143
Municipal securities	54,459	1,057	601	54,915
Total fixed income securities	148,570	1,064	2,374	147,260

Certificates of Deposit	1,000	—	—	1,000
Federal Home Loan Bank stock, at cost(2)	3,205	—	—	3,205
Equity investments	4,832	426	202	5,056
Total investment securities	$157,607	$1,490	$2,576	$156,521

	2004
($ in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Federal agency obligations(1)	$29,047	$216	$57	$29,206
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	98,397	612	119	98,890
Municipal securities	53,867	1,800	89	55,578
Total fixed income securities	181,311	2,628	265	183,674

Certificates of Deposit	1,000	—	—	1,000
Federal Home Loan Bank stock, at cost(2)	1,340	—	—	1,340
Equity investments	1,371	216	—	1,587
Total investment securities	$185,022	$2,844	$265	$187,601

(1)             Federal agency obligations include securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac, and the Federal Home Loan Bank.  These securities do not represent obligation of the US government and are not backed by the full faith and credit of the United States Treasury.

(2)             The bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

The following table summarizes investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired.

	2005
	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$15,202	$(219)	$—	$—	$15,202	$(219)
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	60,945	(1,157)	14,008	(397)	74,953	(1,554)
Municipal securities	12,914	(182)	16,966	(419)	29,880	(601)
Equity investments	1,814	(202)	—	—	1,814	(202)
Total temporarily impaired securities	$90,875	$(1,760)	$30,974	$(816)	$121,849	$(2,576)

	2004
	Less than 12 months		12 months or longer		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$12,618	$(57)	$—	$—	$12,618	$(57)
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	27,437	(119)	—	—	27,437	(119)
Municipal securities	10,756	(89)	—	—	10,756	(89)
Total temporarily impaired securities	$50,811	$(265)	$—	$—	$50,811	$(265)

At December 31, 2005 and 2004, the company had fixed income securities with unrealized losses totaling $2.4 million and $0.3 million, respectively.  The decline in market value at each of the year end dates was due to interest rate volatility and not credit quality as all of these securities were AAA credit rated. In addition the company has the ability and intent to hold these investments until a market price recovery or maturity.  Therefore, the unrealized losses were not considered other-than-temporary in nature.

At December 31, 2005, the company’s equity security portfolio had twenty-eight securities with unrealized losses totaling $202 thousand.  None of the unrealized losses were in existence for greater than twelve months and all were deemed due to normal market volatility. Furthermore, the company regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss.  Upon such review, there were no securities at December 31, 2005 that were considered other than temporarily impaired.

The contractual maturity distribution of total fixed income securities at December 31, 2005 is as follows:

($ in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$1,122	0.8%	$1,117	0.8%
After one but within three years	14,613	9.8%	14,410	9.8%
After three but within five years	28,414	19.1%	28,036	19.0%
After five but within ten years	40,966	27.6%	41,118	27.9%
After ten years	63,455	42.7%	62,579	42.5%
Total fixed income securities	$148,570	100.0%	$147,260	100.0%

Mortgage backed securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with fair values of $37.7 million at December 31, 2005.

At December 31, 2005, securities with a fair value of $12.5 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (note 7) and securities with a fair value of $1.9 million were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2004, securities with a fair value of $15.1 million and $2.0 million were pledged as collateral for municipal deposit accounts and short-term borrowings and treasury tax and loan deposits, respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $81.2 million and $122.3 million at December 31, 2005 and 2004, respectively.

Sales of investment securities for the years ended December 31, 2005, 2004, and 2003 are summarized as follows:

($ in thousands)	2005	2004	2003
Amortized cost of securities sold or called	$2,556	$19,122	$70,010
Gross realized gains on sales/calls	246	907	2,264
Gross realized losses on sales/calls	(55)	(1)	(114)
Total proceeds from sales, calls and principal paydown of investment securities	$2,747	$20,028	$72,160

Tax exempt interest earned on the municipal securities portfolio was $2.0 million, $2.0 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(3)           Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

($ in thousands)	2005	2004
Real estate:
Commercial real estate	$326,963	$257,657
Commercial construction	108,048	80,597
Residential mortgages	47,207	40,654
Residential construction	4,154	2,848
Loans held for sale	267	101
Total real estate	486,639	381,857

Commercial and industrial	165,982	142,909
Home equity	44,444	42,823
Consumer	3,986	4,139
Gross loans	701,051	571,728

Deferred loan origination fees, net	(1,325)	(1,269)
Total loans	699,726	570,459
Allowance for loan losses	(12,050)	(10,923)
Net loans and loans held for sale	$687,676	$559,536

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

As of December 31, 2005 and 2004, the outstanding loan balances to directors and officers of the company and their associates was $10.6 million and $11.0 million, respectively.  Unadvanced portions of lines of credit available to directors and officers were $3.3 million and $2.9 million, as of December 31, 2005 and 2004, respectively. During 2005, new loans and net increases in loan balances or lines of credit under existing commitments of $929 thousand were made and principal paydowns of $1.4 million were received.  All loans to these related parties are current.

First lien 1-4 family residential mortgage loans designated as qualified collateral for FHLB borrowing capacity amounted to $35.8 million and $36.7 million at December 31, 2005 and 2004, respectively.

Non-performing assets at December 31, are summarized as follows:

($ in thousands)	2005	2004

Real estate	$356	$275
Commercial and industrial	1,117	1,760
Consumer, including home equity	2	105
Total non-accrual loans	$1,475	$2,140
Accruing loans > 90 days past due	1	—
Other real estate owned	—	—
Total non-performing assets	$1,476	$2,140

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2005, 2004, and 2003.  The reduction or increase in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

($ in thousands)	2005	2004	2003

Income in accordance with original loan terms	$210	$246	$239
Income recognized	32	443	70
Reduction/(increase) in interest income	$178	$(197)	$169

At December 31, 2005 and 2004, total impaired loans were $1.4 million and $2.0 million, respectively.  In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2005 and 2004, respectively. All of the impaired loans have been measured based on the present value of expected future cash flows.  During the years ended December 31, 2005, 2004 and 2003, the average recorded value of impaired loans was $1.8 million, $3.8 million and $3.8 million, respectively. Included in the reduction in interest income in the table above is $204 thousand, $209 thousand and $172 thousand of interest income that was not recognized on loans that were deemed impaired as of December 31, 2005, 2004 and 2003, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

($ in thousands)	2005	2004	2003

Balance at beginning of year	$10,923	$9,986	$9,371

Provision charged to operations	1,135	1,650	1,075
Loan recoveries	119	272	223
Loans charged off	(127)	(985)	(683)

Balance at end of year	$12,050	$10,923	$9,986

At December 31, 2005 and 2004, the company was servicing residential mortgage loans owned by investors amounting to $14.0 million and $15.1 million, respectively.  Additionally, the company was servicing commercial loans participated out to various other institutions amounting to $9.0 million and $20.0 million at December 31, 2005 and 2004, respectively.

(4)           Premises and Equipment

Premises and equipment at December 31, are summarized as follows:

($ in thousands)	2005	2004

Land	$1,374	$1,374
Buildings and leasehold improvements	12,066	11,584
Computer software and equipment	7,526	6,717
Furniture, fixtures and equipment	5,088	4,412
	26,054	24,087
Less accumulated depreciation	(14,524)	(12,173)

Total premises and equipment, net of accumulated depreciation	$11,530	$11,914

The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2005 minimum lease payments for these operating leases were as follows:

($ in thousands)
Payable in:
2006	$771
2007	588
2008	365
2009	186
2010	128
Thereafter	147
Total minimum lease payments	$2,185

Total rent expense for the years ended December 31, 2005, 2004 and 2003 amounted to $862 thousand, $787 thousand, and $709 thousand, respectively.

(5)           Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

($ in thousands)	2005	2004

Investments	$1,004	$1,084
Loans and loans held for sale	3,884	2,545

Total accrued interest receivable	$4,888	$3,629

(6)           Deposits

Deposits at December 31, are summarized as follows:

($ in thousands)	2005	2004

Demand deposits	$173,804	$172,949
Interest checking	171,611	170,224
Savings	154,539	162,495
Money market	112,556	130,714
Time deposits less than $100,000	86,590	87,340
Time deposits of $100,000 or more	76,287	44,922

Total deposits	$775,387	$768,644

The following table shows the scheduled maturities of time deposits with balances less than $100,000 and greater than $100,000 at December 31, 2005:

($ in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than three months	$26,937	$44,494	$71,431
Due in over three through twelve months	41,697	26,657	68,354
Due in over twelve through thirty six months	17,956	5,136	23,092
Due in over three years	—	—	—
	$86,590	$76,287	$162,877

Interest expense on time deposits with balances of $100,000 or more amounted to $1.3 million, $0.9 million, and $1.1 million, in 2005, 2004 and 2003, respectively.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $0.6 million at both December 31, 2005 and 2004.

(7)           Other Borrowings

Borrowed funds at December 31, are summarized as follows:

	2005		2004		2003
($ in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Securities sold under agreements to repurchase	$706	1.90%	$1,718	1.84%	$954	1.05%
Federal Home Loan Bank of Boston borrowings	57,933	4.17%	1,933	2.94%	20,470	1.22%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowings	$69,464	5.19%	$14,476	8.74%	$32,249	4.46%

Securities sold under agreements to repurchase at December 31, 2005 had maturities ranging generally from one week to six months, with a weighted average term of 75 days. Maximum amounts outstanding at any month end during 2005, 2004, and 2003 were $6.4 million, $14.5 million, and $1.0 million, respectively.  Securities sold under agreement to repurchase averaged $2.8 million, $2.9 million, and $0.9 million during 2005, 2004, and 2003, respectively. The average cost of repurchase agreements was 2.59%, 1.62%, and 1.19% during 2005, 2004, and 2003, respectively.

                                    The bank became a member of the Federal Home Loan Bank of Boston (“FHLB”) in March 1994. FHLB borrowings at December 31, 2005 consisted of $31.0 million in overnight borrowings at 4.06%, $26.4 million in short-term borrowings, maturing in less than 3.5 months, at 4.26% and $0.5 million in a term advance maturing in 2013 at 5.94%. Maximum amounts outstanding at any month end during 2005, 2004, and 2003 were $59.0 million, $20.7 million, and $20.5 million, respectively. FHLB borrowings averaged $19.2 million, $5.0 million, and $4.4 million during 2005, 2004, and 2003, respectively. The average cost of FHLB borrowings was 3.85%, 1.71%, and 1.83% during 2005, 2004, and 2003, respectively.  Borrowings from the FHLB are secured by the company’s investment portfolio not otherwise pledged, FHLB stock and 1-4 family owner occupied residential loans.

As a member of the FHLB, the bank has access to a pre-approved overnight line of credit for up to 5% of its total assets and the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB.  At December 31, 2005, based on qualifying collateral less outstanding advances, the bank had the capacity to borrow additional funds up to approximately $42.0 million from the FHLB, which includes a pre-approved overnight line of credit in the amount of $11.0 million.

See note 2 and note 3 above to these consolidated financial statements for further information regarding securities and loans pledged for borrowings.

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

See paragraph (p), “Other Accounting Rule Changes”, in note 1 above to these consolidated financial statements for further information on the regulatory capital treatment of trust preferred securities.

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

The company maintains a dividend reinvestment plan (“DRP”) pursuant to which stockholders, at their discretion, may elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shares issued under the plan may be newly issued or treasury shares. In 2005 the company issued 29,960 shares under the plan at a per share purchase price of $29.06. In 2004 the company issued 30,834 shares under the plan at a per share purchase price of $31.39.

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

Applicable regulatory requirements require the company and the bank to maintain total capital equal to 8.00% of risk-weighted assets (total capital ratio), Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio) and Tier 1 capital equal to 4.00% of average assets (leverage capital ratio).  Tier 1 capital, in the case of the company, is composed of common equity and trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the allowance for loan losses up to 1.25% of risk-weighted assets).

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

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2005, that the company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005 and 2004, both the company and the bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below. The company’s and the bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
The Company
Total Capital (to risk weighted assets)	$81,603	11.12%	$58,715	8.00%	$73,394	10.00%

Tier 1 Capital (to risk weighted assets)	72,293	9.85%	29,357	4.00%	44,036	6.00%

Tier 1 Capital (to average assets)	72,293	8.04%	35,945	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$80,802	11.01%	$58,721	8.00%	$73,402	10.00%

Tier 1 Capital (to risk weighted assets)	71,491	9.74%	29,361	4.00%	44,041	6.00%

Tier 1 Capital (to average assets)	71,491	7.96%	35,918	4.00%	44,897	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
The Company
Total Capital (to risk weighted assets)	$72,325	11.24%	$51,498	8.00%	$64,373	10.00%

Tier 1 Capital (to risk weighted assets)	64,146	9.96%	25,749	4.00%	38,624	6.00%

Tier 1 Capital (to average assets)	64,146	7.83%	32,784	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$65,893	10.32%	$51,065	8.00%	$63,831	10.00%

Tier 1 Capital (to risk weighted assets)	57,878	9.07%	25,532	4.00%	38,298	6.00%

Tier 1 Capital (to average assets)	57,878	7.10%	32,606	4.00%	40,757	5.00%

*        For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

(9)                     Stock Based Compensation Plans

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

All options that have been granted under the plans generally become exercisable at the rate of 25% a year, with full vesting upon attainment of age 62.  All options granted prior to 1998 expire 10 years from the grant date.  Options granted in 1998, through 2004, expire 7 years from the grant date; and options granted in 2005 expire 8 years from the grant date.

Under the terms of the plans, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the 1998 and 2003 plans that are returned to the company unexercised shall remain available for issuance under such plans.  For participants owning 10% or more of the company’s outstanding common stock, incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

On February 14, 2005 the company’s common stock began trading on the NASDAQ® Stock Market, under the symbol “EBTC”, and all stock options and any other equity based compensation granted after this date utilize the company’s NASDAQ® trading price for purposes of determining the fair market value of the common stock on the date of the grant. Prior to February 14, 2005, in the absence of an active trading market for the company’s common stock, the per share exercise price on all stock options granted had been determined on the basis of a fair market valuation provided to the company by an outside financial advisor, which does not necessarily reflect the actual prices at which shares of the common stock had been purchased and sold in privately negotiated transactions.

There were 118,650 options granted in 2005, comprised of 4,500 options under the 1998 plan, as amended, and 114,150 options under the 2003 plan.  The options granted in 2005 included 103,900 non-qualified options and 14,750 incentive stock options.

In 2004, the company granted 107,940 options, comprised of 77,690 options under the 1998 plan, as amended, and 30,250 options under the 2003 plan. The options granted in 2004 included 14,000 non-qualified options.

Stock option transactions are summarized as follows:

	2005		2004		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	346,777	$18.43	300,960	$12.68	329,485	$12.42
Granted	118,650	28.74	107,940	30.76	—	—
Exercised	(75,436)	11.71	(57,511)	10.83	(25,450)	8.94
Forfeited	(10,252)	29.30	(4,612)	26.40	(3,075)	15.33
Outstanding at end of year	379,739	22.70	346,777	18.43	300,960	12.68
Exercisable at end of year	202,051	17.55	243,385	14.96	223,123	11.24
Shares reserved for future grants	19,086		142,313		251,574

A summary of options outstanding and exercisable by exercise price as of December 31, 2005 follows:

	Outstanding		Exercisable
Exercise		Wtd. Avg. Remaining
Price	# Shares	Life	# Shares

$7.00	25,000	0.50	25,000
9.00	32,100	1.50	32,100
13.44	34,700	2.02	34,700
18.22	74,638	3.43	59,492
27.55	500	7.85	—
28.50	4,000	7.68	—
28.75	110,750	7.59	14,750
30.68	94,551	5.00	35,134
32.67	500	5.67	125
33.02	3,000	5.84	750
	379,739		202,051

During 2005, 2004 and 2003, 6,079, 5,933 and 6,382, respectively, shares of stock were issued to members of the Board of Directors in lieu of cash compensation for attendance at Board and Board Committee meetings.  These shares were issued at a fair market value price of $32.85, $30.68 and $20.20, for 2005, 2004 and 2003, respectively, and were issued from the shares reserved for future grants under the 2003 plan, for shares issued in 2005 and 2004, and under the 1998 plan, for share issued in 2003.  Expense recognized in association with the issuance of these shares was $199 thousand, $182 thousand and $129 thousand in 2005, 2004 and 2003, respectively.

On September 7, 2005, 8,750 common shares were issued to an executive officer as a restricted stock award from the 2003 plan.  The shares were issued at market price of $28.50 per share and vest twenty percent per year starting on the first anniversary date of the award.

See paragraph (k), “Stock Based Compensation”, in note 1 above to these consolidated financial statements for further information related to the company’s stock based compensation plans.

(10)              Employee Benefit Plans

401(k) Defined Contribution Plan

The company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan.  A portion of the base percentage, as determined by the board of directors, is matched by the company.  No company contributions are made for supplemental contributions made by participants.  The percentage matched was 75%, 50% and 75% in 2005, 2004 and 2003, respectively up to the first 6% contributed by the employee. The company’s total expense for the 401(k) plan match, including bonus match and the discretionary match discussed below, was $474 thousand, $303 thousand, and $419 thousand, respectively, for the years ended December 31, 2005, 2004, and 2003.

All employees, at least 21 years of age, are immediately eligible to participate.  Vesting for the company’s 401(k) plan contribution is based on years of service with participants becoming 20% vested after 2 years of service, increasing pro-rata to 100% vesting after 6 years of service.  Amounts not distributable to an employee following termination of employment are returned to the company.

Employee Bonus Programs

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

The company also maintains a supplemental cash bonus plan for certain senior officers. The goals, objectives and payout schedule of this plan are set by the compensation committee.  The plan provides for payment of cash bonuses based on the achievement of a bonus payout to all employees in the employee bonus program discussed in the previous paragraph and the achievement of certain earnings per share goals.

From time to time the company may also make an annual discretionary employer contribution to the 401(k) plan of an additional percentage of employee contributions.

In 2005, 2004 and 2003 amounts charged to salaries and benefits under these programs were $1.7 million, $225 thousand and $968 thousand, respectively.

Supplemental Retirement Plan

Since 1996 the company has maintained a supplemental retirement plan through split dollar insurance agreements (“Executive Split Dollar Agreements”) for its chairman and chief executive and since 1999 for its president and an executive vice president, (together, the “executives”).

In response to potential compliance and tax issues with respect to the Executive Split Dollar Agreements resulting from the enactment of the Sarbanes-Oxley Act of 2002 and the issuance of Internal Revenue Service Notice 2002-8, the company engaged a consultant to advise the Compensation Committee and make recommendations on the best alternative for funding executive officer non-qualified retirement programs.

The objective of the Compensation Committee was to eliminate the compliance and tax concerns associated with the Executive Split Dollar Agreements while maintaining a level of retirement and insurance benefit for each of the executives that would be substantially equivalent to the benefits that had been anticipated under the Executive Split Dollar Agreements.  Based upon the consultant’s recommendations, the Compensation Committee approved a restructuring of the executives’ supplemental retirement programs under which the executives assigned ownership of the life insurance policies subject to the Executive Split Dollar Agreements to the company, the Executive Split Dollar Agreements were terminated and the company entered into salary continuation and supplemental life insurance agreements with the executives.

The salary continuation plan provides for a supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.  In addition, upon their death a death benefit will be paid to their designated beneficiaries.

The amounts charged to expense for supplemental retirement programs was $664 thousand, $509 thousand and $295 thousand, for the years ended December 31, 2005, 2004 and 2003, respectively.

As pertains to the salary continuation plan, the following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the year ended December 31:

(Dollars in thousands)	2005

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$—
Previously accrued supplemental retirement benefits	509
Service cost	615
Interest cost	49
Benefit obligation at end of year	$1,173

Funded status:
Accrued liability as of December 31	$(1,173)

Discount rate used for benefit obligation	6.00%

Net periodic benefit cost:
Service cost	$615
Interest cost	49
$664

The discount rate used was based on Moody’s 20 year A and AA corporate bond rates. The company recognizes that the duration of the benchmark should reflect the timing of the cash flows of each benefit obligation.  However, since the duration of most fixed income investments do not exceed 20 years and the cash flows on the benefit obligations may extend to 30-40 years, it was resolved that the company shall assume a long term duration for all participants.

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)

2006	$—
2007	—
2008	98
2009	181
2010	244
2011-2015	1,379

The company has purchased bank owned life insurance on certain executive officers.  Cash surrender value carried on the balance sheet at December 31, 2005 amounted to $3.9 million. There are no associated surrender charges under the outstanding policies.

(11)              Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

($ in thousands)	2005	2004	2003

Current tax expense:
Federal	$3,734	$3,064	$2,657
State	1,622	1,381	3,731
Total current tax expense	5,356	4,445	6,388

Deferred tax benefit:
Federal	(416)	(41)	89
State	(187)	(151)	(757)
Total deferred tax benefit	(603)	(192)	(668)

Total income tax expense	$4,753	$4,253	$5,720

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate(34%)as follows:

	2005		2004		2003
($ in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$4,477	34.0%	$3,998	34.0%	$4,306	34.0%
State income taxes, net of federal tax benefit	947	7.2%	812	6.9%	1,963	15.5%
Tax exempt interest	(678)	(5.1)%	(678)	(5.8)%	(623)	(4.9)%
Other	7	0.0%	121	1.1%	74	0.6%

Total income tax expense	$4,753	36.1%	$4,253	36.2%	$5,720	45.2%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

($ in thousands)	2005	2004

Deferred tax asset:
Allowance for loan losses	$4,908	$4,429
Depreciation	1,064	996
Net unrealized losses on investment	458	—
Supplemental employee retirement plans	493	—
Non-accrual interest	149	269
Other	14	14

Total	7,086	5,708

Deferred tax liability:
Net unrealized gains on investment	—	1,055
Goodwill	483	324
Deferred origination costs	308	245
Restricted Stock	95	—

Total	886	1,624

Net deferred tax asset	$6,200	$4,084

The company paid federal income taxes for the 2004, 2003, and 2002 of $3,054,000, $2,792,000 and $2,860,000, respectively.  Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2005.

(12)              Related Party Transactions

Certain of the company’s offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2005, 2004 and 2003 various directors of the company.  The maximum remaining term of the leases including options is for 20 years.

Total amounts paid to the realty trusts, which approximate market rates, for the years ended December 31, 2005, 2004, and 2003, were $517 thousand, $527 thousand, and $495 thousand, respectively.

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

Financial instruments with off-balance sheet credit risk at December 31, 2005 and 2004, are as follows:

($ in thousands)	2005	2004

Commitments to originate loans	$35,884	$26,397
Commitments to sell loans	1,567	677
Standby letters of credit	16,116	19,516
Unadvanced portions of consumer loans (including credit card loans)	3,899	3,989
Unadvanced portions of construction loans (cmml & resid)	75,047	62,453
Unadvanced portions of home equity lines	48,046	41,691
Unadvanced portions of commercial loans and lines	103,922	84,698

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

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At December 31, 2005 and 2004, the company had commitments to sell loans totaling $1.6 million and $0.7 million respectively.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $36 thousand and $41 thousand at December 31, 2005 and 2004, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

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

The bank is required to maintain in reserve certain amounts of vault cash and/or deposits with the Federal Reserve Bank of Boston.  The amount of this reserve requirement, included in “Cash and Due from Banks”, was approximately $5.6 million and $7.7 million at December 31, 2005, and 2004.

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

Financial liabilities: The fair values of time deposits and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the bank, or advance rates offered by the FHLB on December 31, 2005 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2005.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2005 and 2004 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument.

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

	2005		2004
($ in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$38,381	$38,381	$57,270	$57,270
Other short-term investments	—	—	8,200	8,200
Investment securities	156,521	156,521	187,601	187,601
Loans, net	687,676	689,736	559,536	567,742
Accrued interest receivable	4,888	4,888	3,629	3,629

Financial liabilities:
Demand and escrow deposits of customers	173,804	173,804	172,949	172,949
Savings, PIC and money market	438,706	438,706	463,433	463,433
Time deposits	162,877	162,378	132,262	132,162
Borrowings	58,639	58,643	3,651	3,695
Junior subordinated debentures	10,825	12,356	10,825	12,575
Accrued interest payable	1,172	1,172	740	740

(16)              Parent Company Only Financial Statements

Balance Sheets

	December 31,
($ in thousands)	2005	2004

Assets
Cash and due from subsidiary	$804	$2,007
Equity securities at fair value	—	1,587
Investment in subsidiary	78,199	66,460
Other assets	22	3,012
Total assets	$79,025	$73,066

Liabilities and Stockholders’ Equity
Junior subordinated debentures	10,825	10,825
Accrued interest payable	370	370
Other liabilities	—	187

Total liabilities	11,195	11,382

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	$—	$—
Common stock, $0.01 par value per share; 10,000,000 shares authorized at December 31, 2005 and 2004, respectively; 3,797,134 and 3,690,163 shares issued and outstanding at December 31, 2005 and 2004, respectively	38	37
Additional paid-in capital	24,291	22,598
Retained earnings	44,034	37,408
Accumulated other comprehensive income	(533)	1,641

Total stockholders’ equity	$67,830	$61,684

Total liabilities and stockholders’ equity	$79,025	$73,066

Statements of Income

	For the years ended December 31,
($ in thousands)	2005	2004	2003
Undistributed equity in net income of subsidiary	$9,026	$4,593	$4,196
Dividends received from subsidiary	18	3,535	3,520
Gain on sales of equity securities	217	293	—
Other income	38	75	28
Total income	9,299	8,496	7,744

Interest expense	1,177	1,177	1,177
Other operating expenses	23	110	16
Total operating expenses	1,200	1,287	1,193

Income before income taxes	8,099	7,209	6,551
Income tax benefit	315	298	394

Net income	$8,414	$7,507	$6,945

Statements of Cash Flows

	For the years ended December 31,
($ in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$8,414	$7,507	$6,945
Undistributed equity in net income of subsidiary	(9,026)	(4,593)	(4,196)
Gain on sales of equity securities	(217)	(293)	—
Payment from subsidiary bank for stock compensation expense	215	182	128
(Increase)/decrease in other assets	3,094	(2,991)	357
Increase /(decrease) in other liabilities	(99)	99	—
Net cash (used in)/provided by operating activities	2,381	(89)	3,234

Cash flows from investing activities:
Purchase of equity securities	(3,823)	(2,400)	(1,926)
Proceeds from sales of equity securities	1,371	3,248	—
Investments in subsidiaries	(719)	—	(337)
Net cash (used in)/ provided by investing activities	(3,171)	848	(2,263)

Cash flows from financing activities:
Cash dividends paid	(1,788)	(1,568)	(1,349)
Proceeds from issuance of common stock	871	968	941
Proceeds from exercise of stock options	504	422	227

Net cash used in financing activities	(413)	(178)	(181)

Net increase/(decrease) in cash and cash equivalents	(1,203)	581	790

Cash and cash equivalents, beginning of year	2,007	1,426	636

Cash and cash equivalents, end of year	$804	$2,007	$1,426

Cash and cash equivalents include cash and due from subsidiary.

In August 2005, the parent company made a non-cash transfer of $4.0 million in investment assets to a subsidiary. The offset to the transfer was an increase in the parent company’s investment in subsidiary.

The parent company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore are not presented here.

(17)              Quarterly Results of Operations (Unaudited)

	2005
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$10,718	$11,644	$12,382	$13,562
Interest expense	2,051	2,308	2,550	3,295
Net interest income	8,667	9,336	9,832	10,267
Provision for loan losses	200	275	360	300
Net interest income after provision for loan losses	8,467	9,061	9,472	9,967
Non-interest income	1,534	1,511	1,748	1,642
Non-interest expense	7,124	7,452	7,685	7,974
Income before income taxes	2,877	3,120	3,535	3,635
Income tax expense	1,026	1,139	1,282	1,306
Net income, as reported	$1,851	$1,981	$2,253	$2,329

Basic earnings per share	$0.50	$0.53	$0.60	$0.62

Diluted earnings per share	$0.48	$0.52	$0.58	$0.60

	2004
($ in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$9,297	$9,454	$10,368	$10,649
Interest expense	1,817	1,842	1,999	1,990
Net interest income	7,480	7,612	8,369	8,659
Provision for loan losses	750	300	300	300
Net interest income after provision for loan losses	6,730	7,312	8,069	8,359
Non-interest income	2,180	1,588	1,506	1,703
Non-interest expense	6,199	6,174	6,373	6,941
Income before income taxes	2,711	2,726	3,202	3,121
Income tax expense	996	982	1,158	1,117
Net income, as reported	$1,715	$1,744	$2,044	$2,004

Basic earnings per share	$0.48	$0.48	$0.56	$0.54

Diluted earnings per share	$0.45	$0.46	$0.53	$0.52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Enterprise Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Enterprise Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 15, 2006

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the company believes that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has issued an audit report on management’s assessment of the company’s internal control over financial reporting, which appears on page 89 of this report.

Changes in Internal Controls Over Financial Reporting

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended December 31, 2005) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.                    Other Information

None

Part III

Item 10.                      Directors and Executive Officers of the Registrant

Certain information regarding directors, executive officers and significant employees of the company and compliance with Section 16(a) of the Securities Exchange Act of 1934, in response to this item, is incorporated herein by reference from the definitive proxy statement for the company’s annual meeting of stockholders to be held May 2, 2006, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

The company maintains a code of business conduct and ethics. This code applies to every director, officer (including the chief executive officer, chief financial officer and chief accounting officer) and employee of the company and its subsidiaries.  The code is available on the company’s website: www.enterprisebanking.com.

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

President, Norwood Fine Cabinetry

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

Dr. Carole A. Cowan (audit committee)

President, Middlesex Community College

Nancy L. Donahue

Chair of the Board of Trustees, Merrimack Repertory Theatre

Lucy A. Flynn (audit committee)

Vice President Global Marketing Communications, Raytheon Company

Eric W. Hanson

Chairman, D.J. Reardon Company, Inc., a beer distributorship

John P. Harrington (audit committee)

Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner

Vice Chairman of the Company and the Bank Director, Courier Corporation, a commercial printing company

Carol L. Reid

Retired; former Vice President, Corporate Controller and Chief Accounting Officer of Avid Technology Inc.

Charles P. Sarantos

Assistant Clerk of the Company and the Bank

Michael A. Spinelli

Clerk of the Company and the Bank

Owner, Merrimack Travel Service, Inc. and Owner, World Tourism Solutions

Nickolas Stavropoulos(audit committee chairman and audit committee financial expert)

Executive Vice President of KeySpan Corporation President of KeySpan Energy Delivery

Additional Executive Officers of the Company

Name	Position

Robert R. Gilman	Executive Vice President, Administration, and Commercial Lender of the Bank

Stephen J. Irish	Executive Vice President and Chief Information Officer of the Bank

James A. Marcotte	Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank

Items 11, 12, 13 and 14.

Other than the information provided below, with respect to Item 12, the information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the company’s definitive proxy statement for its annual meeting of stockholders to be held May 2, 2006, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to the Company’s 1988 Stock Option Plan, Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	379,739	$22.70	19,086
Equity compensation plans not approved by security holders	-0-	-0-	-0-
TOTAL	379,739	$22.70	19,086

Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

10.34

Amendment No.1 dated as of December 31, 2004 to Amended and Restated Employment Agreement dated January 1, 2004 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.34 to the company’s Form 8-K filed on January 3, 2005.

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

10.39.1

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.39.2

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.39.3	Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.39.3 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.40.1	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the company’s 8-K filed on July 20, 2005.

10.40.2	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the company’s 8-K filed on July 20, 2005.

10.40.3	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.40.3 to the company’s 8-K filed on July 20, 2005.

10.41

Amendment No. 1 to Change in Control/Noncompetition Agreement dated as of July 15, 2005 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.41 to the company’s 8-K filed on July 20, 2005.

10.42

Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.42 to the company’s 8-K filed on September 12, 2005.

10.43	Enterprise Bancorp, Inc. 2006 Executive Officer Supplemental Bonus Plan, incorporated by reference to Exhibit 10.43 to the company’s 8-K filed on February 3, 2006.

10.44

Amendment No. 1 dated as of February 3, 2006 to Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.44 to the company’s 8-K filed on February 3, 2006.

10.45

Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the company’s Registration Statement on Form S-3 (Reg. No. 333-123542), filed on March 24, 2005, appearing under the heading “The Plan”.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a–14(a)

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a–14(a)

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a–14(b)

(b)                                 Exhibits required by Item 601 of Regulation S-K

The exhibits listed above either have been previously filed and are incorporated herein by reference to the applicable prior filing or are filed herewith.

(c)                                  Additional Financial Statement Schedules

None

ENTERPRISE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

Date: March 15, 2006	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman, Chief Executive Officer	March 15, 2006
George L. Duncan	and Director

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2006
James A. Marcotte	Financial Officer and Treasurer

/s/ Joseph R. Lussier	(Principal Accounting Officer of the Bank)	March 15, 2006
Joseph R. Lussier

/s/ Kenneth S. Ansin	Director	March 15, 2006
Kenneth S. Ansin

/s/ Walter L. Armstrong	Director	March 15, 2006
Walter L. Armstrong

/s/ Gerald G. Bousquet, M.D.	Director	March 15, 2006
Gerald G. Bousquet, M.D.

/s/ Kathleen M. Bradley	Director	March 15, 2006
Kathleen M. Bradley

/s/ John P. Clancy, Jr.	Director, Executive Vice President	March 15, 2006
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2006
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2006
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2006
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 15, 2006
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 15, 2006
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 15, 2006
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2006
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2006
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 15, 2006
Richard W. Main

/s/ Carol L. Reid	Director	March 15, 2006
Carol L. Reid

/s/ Charles P. Sarantos	Director, Assistant Clerk	March 15, 2006
Charles P. Sarantos

/s/ Michael A. Spinelli	Director, Clerk	March 15, 2006
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 15, 2006
Nickolas Stavropoulos