Form 10-Q
period 2006-03-31
ENTERPRISE BANCORP INC /MA/
filed 2006-05-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code:(978) 459-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition for “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerate filer ☐	Accelerated filer ☒	Non accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2006, Common Stock - Par Value $0.01: 3,808,773 shares outstanding

ENTERPRISE BANCORP, INC.

INDEX

Cover Page
Index
PART I FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets - March 31, 2006 and December 31, 2005
Consolidated Statements of Income - Three months ended March 31, 2006 and 2005
Consolidated Statement of Changes in Stockholders’ Equity - Three months ended March 31, 2006
Consolidated Statements of Cash Flows - Three months ended March 31, 2006 and 2005
Notes to Unaudited Consolidated Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4	Controls and Procedures
PART II OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits
Signature page

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005
(unaudited)

(Dollars in thousands)	March 31, 2006	December 31, 2005
Assets
Cash and cash equivalents:
Cash and due from banks	$30,225	$32,950
Short-term investments	22,690	5,431
Total cash and cash equivalents	52,915	38,381

Investment securities at fair value	153,011	156,521
Loans, less allowance for loan losses of $12,325 at March 31, 2006 and
$12,050 at December 31, 2005	706,464	687,676
Premises and equipment	12,009	11,530
Accrued interest receivable	5,160	4,888
Deferred income taxes, net	6,346	6,200
Prepaid expenses and other assets	6,554	6,269
Income taxes receivable	—	748
Core deposit intangible, net of amortization	575	608
Goodwill	5,656	5,656
Total assets	$948,690	$918,477

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$832,976	$775,387
Borrowed funds	29,474	58,639
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,277	4,624
Income taxes payable	325	—
Accrued interest payable	1,276	1,172

Total liabilities	879,153	850,647

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—

Common stock $0.01 par value per share; 10,000,000 shares authorized; 3,808,248 and 3,797,134 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	38	38

Additional paid-in capital	24,647	24,291
Retained earnings	45,558	44,034
Accumulated other comprehensive loss	(706)	(533)

Total stockholders’ equity	69,537	67,830

Total liabilities and stockholders’ equity	$948,690	$918,477

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three months ended March 31, 2006 and 2005
(unaudited)

(Dollars in thousands, except per share data)	March 31, 2006	March 31, 2005

Interest and dividend income:
Loans	$12,482	$8,837
Investment securities	1,566	1,820
Short-term investments	93	61
Total interest and dividend income	14,141	10,718

Interest expense:
Deposits	3,315	1,672
Borrowed funds	441	85
Junior subordinated debentures	294	294
Total interest expense	4,050	2,051

Net interest income	10,091	8,667

Provision for loan losses	273	200
Net interest income after provision for loan losses
	9,818	8,467

Non-interest income:
Investment advisory fees	629	507
Deposit service fees	415	400
Net gains on sales of investment securities	30	200
Gains on sales of loans	44	32
Other income	555	395
Total non-interest income	1,673	1,534

Non-interest expense:
Salaries and employee benefits	5,122	4,326
Occupancy expenses	1,424	1,373
Audit, legal and other professional fees	429	376
Advertising and public relations	245	143
Supplies and postage	225	212
Trust professional and custodial expenses	118	115
Other operating expenses	647	579
Total non-interest expense	8,210	7,124

Income before income taxes	3,281	2,877
Income tax expense	1,225	1,026

Net income	$2,056	$1,851

Basic earnings per share	$0.54	$0.50

Diluted earnings per share	$0.53	$0.48

Basic weighted average common shares outstanding	3,801,847	3,690,797

Diluted weighted average common shares outstanding	3,897,786	3,829,906

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Three months ended March 31, 2006
(unaudited)

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive Income	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	(Loss)	Equity

(Dollars in thousands)
Balance at December 31, 2005	3,797,134	$38	$24,291	$44,034		$(533)	$67,830

Comprehensive income
Net income				2,056	$2,056		2,056
Other comprehensive loss, net					(173)	(173)	(173)
Total comprehensive income					$1,883
Common stock dividend paid ($0.14 per share)				(532)			(532)
Common stock issued under dividend reinvestment plan	7,364	—	236				236
Stock-based compensation(1)			81				81
Stock options exercised	3,750	—	39				39
Balance at March 31, 2006	3,808,248	$38	$24,647	$45,558		$(706)	$69,537

Disclosure of other comprehensive income:
Gross unrealized holding losses on securities during theperiod					$(290)
Income tax benefit					136
Net unrealized holding losses, net of tax					(154)
Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period					30
Income tax expense					(11)
Reclassification adjustment, net of tax					19
Other comprehensive loss, net of reclassification					$(173)

(1) Stock-based compensation represents vesting of restricted stock awards and stock option grants.

  See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2006 and 2005
(unaudited)

(Dollars in thousands)	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income	$2,056	$1,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	273	200
Depreciation and amortization	605	692
Amortization of intangible assets	33	33
Stock-based compensation expense	118	36
Net gains on sales of investment securities	(30)	(200)
Gains on sales of loans	(44)	(32)
(Increase) decrease in:
Loans held for sale, net of gain	55	(150)
Accrued interest receivable	(272)	(474)
Prepaid expenses and other assets	(285)	5,491
Deferred income taxes	—	(82)
Increase (decrease) in:
Accrued expenses and other liabilities	(322)	1,101
Accrued interest payable	104	(246)
Change in income taxes	1,073	516
Net cash provided by operating activities	3,364	8,736
Cash flows from investing activities:
Net decrease in other short-term investments	—	8,200
Proceeds from sales of investment securities	376	1,041
Proceeds from maturities, calls and pay-downs of investment securities	6,048	4,806
Purchase of investment securities	(3,264)	(10,412)
Net increase in loans	(19,072)	(19,947)
Additions to premises and equipment, net	(1,085)	(567)
Net cash used in investing activities	(16,997)	(16,879)
Cash flows from financing activities:
Net increase (decrease) in deposits	57,589	(14,396)
Net increase (decrease) in borrowed funds	(29,165)	32,529
Cash dividends paid	(532)	—
Proceeds from issuance of common stock	236	—
Proceeds from exercise of stock options	39	16
Net cash provided by financing activities	28,167	18,149

Net increase in cash and cash equivalents	14,534	10,006
Cash and cash equivalents at beginning of period	38,381	57,270

Cash and cash equivalents at end of period	$52,915	$67,276
Supplemental financial data:
Cash Paid For:
Interest	$3,946	$2,297
Income taxes	152	592

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to Unaudited Consolidated Financial Statements

(1)           Organization of Holding Company

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation organized at the direction of Enterprise Bank and Trust Company, (the “bank”), for the purpose of becoming the holding company for the bank. The bank, a Massachusetts trust company, has three wholly owned subsidiaries, Enterprise Insurance Services, LLC, Enterprise Investment Services, LLC, and Enterprise Security Corporation, organized for the purposes of engaging in insurance sales activities, offering non-deposit investment products and services and investing in equity securities on its own behalf and not as a broker, respectively.

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company’s December 31, 2005 audited consolidated financial statements and notes thereto contained in the company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. Interim results are not necessarily indicative of results to be expected for the entire year. The company has not changed its significant accounting and reporting policies from those disclosed in its 2005 annual report.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2005 information has been reclassified to conform to the 2006 presentation.

(3)           Stock-Based Compensation

The company currently has three individual stock incentive plans (the 1988 plan, the 1998 plan as amended in 2001, and the 2003 plan, collectively the “plans”). The plans permit the board of directors under various terms to grant both incentive and non-qualified stock options (as well as shares of stock subject to restriction, stock appreciation rights, and other rights) to officers and other employees, directors and consultants for the purchase of newly issued shares of common stock. As of March 31, 2006 there were 21,234 shares remaining available for future grants under the plans. This total was increased to 221,234 shares on May 2, 2006 upon the shareholders’ approval, at the company’s 2006 annual meeting, of an increase in the number of shares subject to the 2003 plan.

For the three months ended March 31, 2006, total stock-based employee compensation expense related to these plans was $118 thousand and the total recognized tax benefit related thereto was $32 thousand.

Refer to notes 1 and 9 of the company’s Annual Report on Form 10-K for the year ended December 31, 2005 for assumptions used to estimate the fair value of options granted prior to 2006.

Stock Option Awards

On January 1, 2006, the company adopted Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), using the modified version of the prospective application method. Pursuant to this transition method, the first quarter of 2006 included stock-based compensation expense for the portion of stock option awards outstanding on January 1, 2006, net of estimated forfeitures, for which the requisite service has been rendered during the period. Compensation expense was based on the grant date fair value of those awards as calculated for the pro forma disclosure under the original provisions of SFAS 123. The company will recognize the remaining compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered after the adoption date (i.e., on a straight-line basis over the remaining vesting period of each grant).

As a result of adopting SFAS 123R, the company recognized stock-based compensation related to stock option awards of $69 thousand for the three months ended March 31, 2006.  Accordingly, income before taxes and net income was $69 thousand and $57 thousand lower, respectively, than if the company had continued to account for stock-based compensation using the intrinsic value method. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was a reduction of $0.02. In addition, prior to the adoption of SFAS 123R, the company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.

Prior to January 1, 2006, the company accounted for stock-based compensation plans using the intrinsic value method under which no compensation cost was recorded if, at the grant date, the exercise price of the options is equal to or greater than the fair market value of the company’s common stock.  However, the company supplementally disclosed pro forma net income and earnings per share amounts as if the fair value based method of accounting had been applied to its stock-based compensation.

The pro forma table below reflects net income, basic and diluted earnings per share for the three months ended March 31, 2005 had the company determined stock-based compensation expense based on the fair value at the grant date for its options under SFAS 123:

(Dollars in thousands, except per share data)	Three months ended March 31, 2005

Net income as reported	$1,851
SFAS 123 compensation cost	(42)
Pro forma net income	$1,809

Basic earnings per share as reported	$0.50
Pro forma basic earnings per share	$0.49

Diluted earnings per share as reported	$0.48
Pro forma diluted earnings per share	$0.47

All options that have been granted under the plans generally become exercisable at the rate of 25% a year, with full vesting upon attainment of age 62. All options granted prior to 1998 expire 10 years from the grant date. Options granted from 1998, through 2004 expire 7 years from the grant date; and options granted in 2005 expire 8 years from the grant date.

Under the terms of the plans, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years. Any shares of common stock reserved for issuance pursuant to options granted under the 1998 and 2003 plans that are returned to the company unexercised shall remain available for issuance under such plans. For participants owning 10% or more of the company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

During 2005, management replaced the Binomial option valuation model (a lattice style model) with the Black-Scholes option valuation model. The company has determined that option values calculated prior to 2005 under the Binomial model are not materially different to those that would have been calculated using the Black-Scholes model.

Stock option transactions during the three months ended March 31, 2006 are summarized as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	379,739	$22.70	4.62
Granted	—	—
Exercised	(3,750)	10.46
Forfeited	(2,148)	27.86
Outstanding at March 31, 2006	373,841	22.79	4.40	$3,567,127

Vested and Exercisable at March 31, 2006	219,988	18.94	3.10	$2,945,580

The aggregate intrinsic value in the table above represents the difference between the closing price of the company’s common stock on March 31, 2006 and the exercise price, multiplied by the number of options. The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on March 31, 2006.  The intrinsic value changes based on the fair market value of the company’s stock.

Total intrinsic value of options exercised for the three months ended March 31, 2006 was $81 thousand. Cash received from option exercises for the three months ended March 31, 2006 was $39 thousand. The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of options exercised was $11 thousand. Total fair value of options vested and expensed was $57 thousand, net of tax for the three months ended March 31, 2006.

As of March 31, 2006, there was $569 thousand of unrecognized stock-based compensation expense related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Awards

At March 31, 2006, the company had restrictive stock awards outstanding comprised of 8,750 non-vested shares issued in September 2005. There were no restricted stock awards granted or forfeited during the three months ended March 31, 2006. The shares granted vest twenty percent per year starting on the first anniversary date of the award.  The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period. For the three months ended March 31, 2006, compensation expense recognized in association with this restricted stock award amounted to $12 thousand. At March 31, 2006 the weighted-average grant date fair value of non-vested restricted stock awards was $28.50.

Director Stock Compensation

Director compensation expense amounted to $49 thousand for each of the three month periods ended March 31, 2006 and 2005. Included in the expense for the three months ended March 31, 2006 were deferred cash fees of $37 thousand, which represented approximately 1,165 shares to be issued at the end of the fiscal year. Included in the expense for the three months ended March 31, 2005 were deferred cash fees of $36 thousand which represented approximately 1,192 shares that were issued in December 2005.

(4)         Supplemental Retirement Plan

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan as of March 31, 2006:

(Dollars in thousands)
Service cost	$134
Interest cost	22
Net periodic benefit cost	$156

The plan was established on July 15, 2005. The company anticipates accruing an additional $470 thousand to the plan during the remainder of 2006.

(5)                     Accounting Rule Changes

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

(6)       Critical Accounting Estimates

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

As discussed in the company’s 2005 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill. Refer to note 1 in the company’s 2005 Annual Report on Form 10-K for significant accounting policies.

(7)       Earnings Per Share

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

	Three months ended March 31,
	2006	2005
Basic weighted average common shares outstanding	3,801,847	3,690,797
Dilutive shares	95,939	139,109
Diluted weighted average common shares outstanding	3,897,786	3,829,906
Basic earnings per share	$0.54	$0.50
Effect of dilutive shares	(0.01)	(0.02)
Diluted earnings per share	$0.53	$0 .48

At March 31, 2006, there were 3,500 outstanding stock options which were excluded from the calculation of diluted earnings per share due to the exercise price exceeding the average market price. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(8)       Dividend Reinvestment Plan/Dividends

The company maintains a dividend reinvestment plan (the “DRP”). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.

On January 17, 2006 the board of directors of the company approved a quarterly dividend of $0.14 per share, paid on March 1, 2006 to shareholders of record as of the close of business on February 8, 2006. Shareholders utilized the DRP to reinvest $236 thousand, of the $532 thousand dividend paid by the company in March, into 7,364 shares of the company’s common stock.

On April 18, 2006 the board of directors of the company approved a quarterly dividend of $0.14 per share, payable on June 1, 2006 to shareholders of record as of May 11, 2006. Prior to 2006, dividends were paid once a year.

On May 2, 2006 the board of directors of the company approved a two-for-one stock split in the form of a stock dividend payable on June 30, 2006 to shareholders of record as on June 15, 2006.

(9)       Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements. The estimated fair value of these commitments carried on the balance sheet was $69 thousand and $20 thousand at March 31, 2006 and 2005, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  At March 31, 2006, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2005 Annual Report on Form 10-K.

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

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in its 2005 Annual Report on Form 10-K. In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  As discussed in the company’s 2005 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.  Management’s estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates.

Overview

Composition of Earnings

The company reported first quarter net income of $2.056 million and diluted earnings per share of $0.53, representing growth of 11% and 10%, respectively, as compared to the first quarter in the prior year.

The company’s earnings are largely dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The re-pricing frequency of these assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The 11% net income growth over the prior year resulted primarily from an increase in net interest income, partially offset by an increase in non-interest expense.  Net interest income increased 16%, to $10.1 million, and non-interest expense increased 15% to $8.2 million. The increase in net interest income was due primarily to loan growth, which increased 22% since March 31, 2005. Additionally, tax equivalent net interest margin (“margin”), which is net interest income reported in terms of a yield or spread, was 4.79% for the quarter ended March 31, 2006, exceeding March 31, 2005 results by eight basis points. However, the company’s margin was eleven basis points lower than the quarter ended December 31, 2005, and reflects the current interest-rate environment of tighter net interest margins for financial services companies.

The increase in non-interest expense reflects the strategic and operational costs necessary to support the company’s continued growth and also includes $69 thousand in the current quarter as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires the expensing of stock option compensation.

The current quarter results also include an increase in non-interest income and a higher provision for loan losses compared to the first quarter of 2005. The increase in non-interest income consisted primarily of strong growth from investment advisory fees and other income, which was offset by a reduction in the net gains on the sales of investment securities. Included in other income was the final $62 thousand of income related to tax credits purchased in 2005.

The provision for loan losses is a significant factor in the company’s operating results and directly increases the company’s allowance for loan losses, which reflects management’s estimate of the reserves necessary to support the credit risk inherent in the loan portfolio. The company’s management of credit risk is reviewed in more detail in this Item 2, under the heading “Asset Quality and the Allowance for Loan Losses.”

Financial Position

Total assets amounted to $948.7 million at March 31, 2006, and grew 3% over December 31, 2005 and 9% over March 31, 2005.

The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans at March 31, 2006 amounted to $718.8 million, or 76% of total assets and commercial loans amounted to $620.4 million. The loan portfolio increased 3% since December 31, 2005 and 22% since March 31, 2005.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. Total investments amounted to $153.0 million at March 31, 2006, or 16% of total assets. The portfolio declined 2% and 19% since December 31, 2005 and March 31, 2005, respectively. The decline in investments since March 31, 2005 reflects a reduction in excess liquidity due to the funding gap discussed below.

From a funding perspective, the company utilizes both internal and external funding sources (collectively, “total funding”). The company’s primary funding consist of internally generated commercial and consumer deposits and repurchase agreements. External funding sources are comprised of brokered certificates of deposit (“brokered CDs”), borrowings from the Federal Home Loan Bank of Boston (“FHLB”), brokered repurchase agreements and junior subordinated debentures.

Management’s funding strategy is to maximize low cost deposit growth, primarily checking accounts. A funding gap occurs when asset growth, predominantly loans, exceeds low cost deposit growth. When this gap occurs, management’s principal options are to grow higher cost deposits, increase the use of external funding, sell investment securities, and/or to utilize the cash flow from the investment portfolio. During the recent funding gap, management utilized external funding sources of brokered CD’s and FHLB borrowings.

At March 31, 2006 total deposits amounted to $833.0 million, representing 7% and 10% growth over December 31, 2005 and March 31, 2005, respectively. The deposit totals include brokered CDs, which amounted to $43.8 million, $10.0 million and zero, at March 31, 2006, and December 31 and March 31, 2005, respectively.

At March 31, 2006 low cost deposits accounted for 50% of total funding and checking deposits, in particular, were 38% of total funding. These ratios were down slightly from one year ago, when low cost and checking deposits accounted for 53% and 41% of total funding, respectively. The decreased ratios resulted from an increase in external borrowings over this period.

As mentioned above, margin increased eight basis points over the prior year and was 4.79%. However, during the first quarter the higher market rates and the external funding growth have directly resulted in net interest margin contraction as compared to the fourth quarter of 2005. Margin for the fourth quarter of 2005 was 4.90% and absent a steepening of the yield curve or a decline in competitive pressures, management anticipates continued margin pressure in the coming quarters.

At March 31, 2006 the company has the capacity to borrow approximately $452 million in additional funds. Management believes the company has adequate capacity to fund its business.

Opportunities and Risks

Management believes that the company has established a market presence in the Merrimack Valley and North Central regions of Massachusetts and in South Central New Hampshire. Management also believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area. Management continually strives to differentiate the company from competitors by providing innovative commercial banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking needs of its customers, which include businesses, professionals, and consumers.

Management recognizes that substantial competition exists in the marketplace and views this as a key business risk. Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as the products offered by non-bank financial service competitors.

Despite these challenges, the company has continued to maintain very strong commercial loan growth, primarily funded through a low cost commercial deposit base. Management believes these achievements are the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations and continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

In addition to growth and competition, the company’s significant challenges continue to be the effective management of credit, interest rate and operational risk.

Credit risk management is reviewed below in this Item 2 under the heading “Asset Quality and the Allowance for Loan Losses.”

Interest rate risk management is reviewed under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Operational risk management is also a key component of the company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to continually monitor and safeguard information on its operating systems and that of third party service providers. The company contracts with outside parties to perform a broad scope of both internal and external security assessments on a regular basis. These third parties test the company’s security controls and network configuration, and assess internal practices and other key items. The company also utilizes firewall technology and an intrusion detection system to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems. The company maintains an Information Security and Technology Practices policy applicable to all employees. The policy outlines the employee’s responsibilities and key components of the company’s Information Security and Technology Practices Program, which include the following: identification and assessment of risk; institution of policies and procedures to manage and control the risk; risk assessment of outsourced service providers; development of strategic security contingency plans; training of all officers and employees; and reporting to the board of directors. Significant technology issues, related changes in risk and results of third party security assessments are reported to the Board’s Banking Technology and Audit Committees. The Board, through these committees, reviews the status of the Information Security and Technology Practices Program and makes adjustments to the policy as deemed necessary.

The company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence, which would disable the company for an extended period. The plan establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.

Financial Condition

Total assets increased $30.2 million, or 3%, over December 31, 2005, to $948.7 million at March 31, 2006. The increase was primarily attributable to increases in total loans and short-term investments.

Short-term investments

As of March 31, 2006, short-term investments amounted to $22.7 million or 2% of total assets compared to $5.4 million, or 1% of total assets, at December 31, 2005. The increase in short-term investments resulted from deposit inflow within the quarter and short-term borrowings not maturing until the second quarter. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.

Investments

At March 31, 2006, the investment portfolio’s fair market value was $153.0 million, representing a decline of $3.5 million since December 31, 2005, and a decline of $36.4 million since March 31, 2005. The fair market value of the investment portfolio represented 16%, 17%, and 22% of the total assets at March 31, 2006, December 31, 2005, and March 31, 2005, respectively.

The following table summarizes the fair market value of investments at the dates indicated:

($ in thousands)	March 31, 2006	December 31, 2005	March 31, 2005

Federal agency obligations (1)	$15,148	$15,202	$28,784
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	71,759	77,143	98,082
Municipal securities	55,752	54,915	55,665
Available-for-sale fixed income securities	$142,659	$147,260	$182,531

Certificates of deposit	1,000	1,000	1,000
Federal Home Loan Bank stock (2)	3,453	3,205	1,944
Equity securities	5,899	5,056	3,901
Total investments	$153,011	$156,521	$189,376

(1)            Federal agency obligations include securities issued by government-sponsored enterprises such as Fannie Mae, Freddie Mac, and the FHLB. These securities do not represent obligation of the US government and are not backed by the full faith and credit of the United States Treasury.

(2)            The bank is required to purchase FHLB stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

Since March 31, 2005, the investment portfolio had $41.0 million of principal paydowns, calls and maturities. These proceeds were partially utilized to reinvest $7.1 million in the portfolio, with the remainder utilized to fund loan growth.

The net unrealized loss on the portfolio at March 31, 2006 was $1.4 million compared to a net unrealized loss of $1.1 million at December 31, 2005 and a net unrealized loss of $303 thousand at March 31, 2005. The decrease in fair market value was primarily due to higher market interest rates in the current period over the prior period. The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall. Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the market value of the portfolio declines, and as rates fall the value of the portfolio rises. The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $718.8 million, or 76% of total assets, at March 31, 2006, an increase of $19.1 million or 3% compared to December 31, 2005 and an increase of $128.2 million or 22% compared to March 31, 2005.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2006		December 31, 2005		March 31, 2005
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$336,263	46.7%	$326,963	46.6%	$271,770	45.9%
Commercial & industrial	161,087	22.4%	165,982	23.7%	150,839	25.5%
Commercial construction	123,055	17.1%	108,048	15.4%	77,929	13.2%
Total Commercial loans	$620,405	86.2%	$600,993	85.7%	$500,538	84.6%

Residential mortgages	47,722	6.6%	47,207	6.7%	41,460	7.0%
Residential construction	4,369	0.6%	4,154	0.6%	3,313	0.6%
Home equity	43,548	6.1%	44,444	6.4%	41,793	7.1%
Consumer	3,832	0.5%	3,986	0.6%	4,404	0.7%
Loans held for sale	256	0.0%	267	0.0%	283	0.0%
Gross loans	$720,132	100.0%	$701,051	100.0%	$591,791	100.0%
Deferred fees, net	(1,343)		(1,325)		(1,188)
Total loans	718,789		699,726		590,603
Allowance for loan losses	(12,325)		(12,050)		(11,138)
Net loans	$706,464		$687,676		$579,465

The company’s primary lending focus is on the development of high quality commercial real estate, construction and commercial & industrial lending relationships with businesses, corporations, partnerships, non-profit organizations, professionals and individuals.

Commercial real estate loans were $336.3 million at March 31, 2006, compared to $327.0 million at December 31, 2005, an increase of $9.3 million, or 3%. Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans totaled $161.1 million at March 31, 2006, compared to $166.0 million at December 31, 2005, a decrease of  $4.9 million or 3%. Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit. Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $8.1 million at March 31, 2006 and $8.2 million at December 31, 2005.

Commercial construction loans amounted to $123.0 million at March 31, 2006, compared to $108.0 million at December 31, 2005, an increase of $15.0 million, or 14%. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land. Over the past twelve months commercial construction loans grew by $45.1 million, or 58%. The company attributes this growth to an experienced team of lenders focused on this market segment, the economic expansion of this sector and the company’s expansion into new geographic areas.

At March 31, 2006 the company had commercial loan balances participated out to various banks amounting to $9.2 million, compared to $9.0 million at December 31, 2005. These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried at the company’s pro rata share of ownership and amounted to $19.9 million and $18.8 million at March 31, 2006 and December 31, 2005, respectively. The company performs an independent credit analysis of each commitment prior to participation in the loan.

Asset Quality and the Allowance for Loan Losses

The company’s credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business, the continuity of borrowers’ management teams and the credit management process.

Management regularly monitors these factors, as well as levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio, through ongoing credit reviews by the credit department, an external loan review service, members of senior management and the loan and executive committees of the board of directors.

The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses as a direct charge to earnings. Management determined that the allowance for loan losses of $12.3 million, or 1.71% of total loans at March 31, 2006, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	March 31, 2006	Dec. 31, 2005	March 31, 2005

Non-accrual loans	$1,475	$1,475	$2,034
Accruing loans > 90 days past due	—	1	—
Total non-performing loans	1,475	1,476	2,034
Other real estate owned	—	—	—
Total non-performing assets	$1,475	$1,476	$2,034

Total Loans	$718,789	$699,726	$590,603

Allowance for loan losses	$12,325	$12,050	$11,138

Non-performing assets: Total assets	0.16%	0.16%	0.23%
Non-performing loans: Total loans	0.21%	0.21%	0.34%
Loans 30-89 days past due: Total loans	0.59%	0.14%	0.52%
Allowance for loan losses: Non-performing loans	835.59%	816.40%	547.59%
Allowance for loan losses: Total loans	1.71%	1.72%	1.89%

Total non-performing loans were $1.5 million at March 31, 2006 compared to $1.5 million and $2.0 million at December 31, 2005 and March 31, 2005, respectively. The decline since March 2005 reflects the continued credit quality improvement and principal paydowns during the period.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans increased to 0.59% at March 31, 2006, from 0.14% at December 31, 2005. The March ratio included three large commercial loans, which were past due at March 31, 2006, and were brought current in April.

The allowance for loan losses to non-performing loan ratio increased to 835.59% at March 31, 2006 compared to 816.40% and 547.59% at December 31, and March 31, 2005, respectively. The increase in the ratio over the prior year occurred as a result of the additional provisions and the improved credit quality.

The allowance for loan losses to total loan ratio decreased to 1.71% at March 31, 2006 compared to 1.72% and 1.89% at December 31, and March 31, 2005, respectively. The reduction in the ratio since March 31, 2005 reflects improved credit quality during the period.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2006	2005

Balance at beginning of year	$12,050	$10,923

Charged off	(2)	(49)
Recovered	4	64

Net loans recovered	2	15
Provision charged to operations	273	200
Balance at March 31	$12,325	$11,138

Annualized net loans recovered: Average loans outstanding	0.00%	0.01%

Net loans recovered during the quarters ended March 31, 2006 and 2005 were $2 thousand and $15 thousand, respectively.  The provision for loan losses for the quarters ended March 31, 2006 and 2005 was $273 thousand and $200 thousand, respectively. The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

Deposits

Total deposits amounted to $833.0 million at March 31, 2006 compared to $775.4 million at December 31, 2005. The increase of $57.6 million, or 7%, primarily resulted from an increase in brokered CDs of $33.9 million. Total deposits have increased $78.7 million, or 10%, compared to March 31, 2005, primarily due to growth in certificates of deposit, both internally generated and brokered.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2006		December 31, 2005		March 31, 2005
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$166,009	19.9%	$173,804	22.4%	$155,009	20.6%
Interest bearing checking	169,330	20.3%	171,611	22.1%	171,916	22.8%
Total checking	335,339	40.2%	345,415	44.5%	326,925	43.4%

Retail savings/money markets	150,128	18.0%	151,969	19.6%	168,033	22.3%
Commercial savings/money markets	137,361	16.5%	115,126	14.9%	120,215	15.9%
Total savings/money markets	287,489	34.5%	267,095	34.5%	288,248	38.2%

Brokered certificates of deposit	43,840	5.3%	9,988	1.3%	—	—
Certificates of deposit	166,308	20.0%	152,889	19.7%	139,075	18.4%
Total certificates of deposit	210,148	25.3%	162,877	21.0%	139,075	18.4%

Total deposits	$832,976	100.0%	$775,387	100.0%	$754,248	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings amounted to $29.5 million at March 31, 2006 compared to $58.6 million at December 31, 2005. The decrease in the balance at March 31, 2006 primarily resulted from the increased use of brokered CDs as an alternative funding source as part of the company’s liquidity management strategy.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s asset-liability committee of the Board of Directors. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity at the FHLB.

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

The company funds earning assets with deposits, brokered CDs, FHLB borrowings, repurchase agreements, junior subordinated debentures and earnings. Beginning in the fourth quarter of 2005, the company began using brokered CDs as an alternative to FHLB borrowings. The advantage of brokered CD funding is that no collateral is required. A disadvantage is that funding usually takes a week to complete, whereas FHLB borrowings are usually immediately available.

At March 31, 2006, the bank had the capacity to borrow additional funds from the FHLB of up to $62 million, and had the ability to issue up to $390 million in additional brokered CDs through three vendors. Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources

As of March 31, 2006, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of March 31, 2006 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Capital (to risk weighted assets)	$83,893	11.08%	$60,589	8.00%	$75,736		10.00%

Tier 1 Capital (to risk weighted assets)	74,176	9.79%	30,295	4.00%	45,442		6.00%

Tier 1 Capital (to average assets)	74,176	8.09%	36,670	4.00%	45,838	*	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank. For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

Results of Operations

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005

Unless otherwise indicated, the reported results are for the three months ended March 31, 2006 with the “comparable period” and “prior year” being the three months ended March 31, 2005.

The company reported first quarter 2006 net income of $2.056 million compared to $1.851 million during the first quarter of the prior year, an increase of 11%. Diluted earnings per common share were $0.53 for the quarter compared to $0.48 for the prior year, an increase of 10%.

Net Interest Income

The company’s net interest income was $10.1 million, an increase of $1.4 million or 16%. Total interest and dividend income for the 2006 period increased by $3.4 million, while total interest expense for the period increased $2.0 million. The increase in net interest income was due primarily to an increase in average loan balances and higher market rates partially offset by higher interest expense, resulting primarily from higher market interest rates and increased external borrowings.

Tax equivalent net interest margin increased to 4.79% for the quarter ending March 31, 2006 from a margin of 4.71% in the prior year. The eight basis point increase primarily resulted from an increase in the yield on interest earning assets of 87 basis points. The primary reasons for increases in interest earning asset yields were higher market rates, and to a lesser degree growth in the loan portfolio at the higher lending rates. This increase was partially offset by an increase of 83 basis points in the cost of funds resulting from increased market rates and growth in external funding (FHLB borrowings and brokered CDs).

Interest Income

Interest income amounted to $14.1 million, an increase of $3.4 million or 32%, compared to $10.7 million in the prior year. The increase resulted primarily from an 87 basis point increase in the average tax equivalent yield on interest earning assets and from a 14% increase in average balances of interest earning assets.

The primary factor in the average interest earning asset growth was a $137.5 million, or 24%, increase in the average loan balance. The average loan yields also increased 87 basis points to 7.14%. Interest income on loans amounted to $12.5 million, an increase of $3.6 million over the prior year.

The average balance of investment securities and short-term investments (together “investments”) decreased $31.4 million, or 16%, to $164.4 million. This decrease was primarily due to maturities and paydowns of investments, which were redeployed to fund loan growth. However, the tax equivalent yield on investments realized increased 22 basis points to 4.62%, due to increases in market interest rates and the maturity of lower yielding securities. Investment income amounted to $1.7 million, a decrease of $222 thousand compared to the same period in the prior year.

Interest Expense

Interest expense amounted to $4.1 million, an increase of $2.0 million, or 97%, compared to $2.1 million in the prior year. The increase resulted primarily from an 83 basis point increase in the average cost of funds on deposits and borrowings, due to increased market rates and a 13% increase in the average balance of deposits and borrowings.

Interest expense on deposits increased $1.6 million, or 98%, over the prior year, to $3.3 million for the quarter. Interest expense increased as a result of a 55 basis point increase in the average cost of savings, interest checking and money market accounts. The increase also resulted from a $67.6 million, or 51%, increase in the average balance of certificates of deposit, coupled with an increase in the average cost of CDs of 150 basis points over the prior period. The increase in the average CD balance primarily resulted from brokered CDs that the company utilized to fund loan growth. Brokered CD balances averaged $39.9 million and $0 for the quarters ended March 31, 2006 and 2005, respectively.

Interest expense on borrowed funds, consisting of FHLB borrowing and repurchase agreements increased $356 thousand, or 419%, over the same period last year. The average balance of borrowed funds, primarily FHLB borrowings, increased $28.4 million to $41.2 million, as the company utilized borrowings as another funding vehicle to support growth in the loan portfolio. The average cost of borrowed funds increased 165 basis points due to an increase in market interest rates.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2006 and March 31, 2005, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Total	Volume	Rate	Rate/ Volume
Assets:
Loans (1)	$709,363	$12,482	7.14%	$571,825	$8,837	6.27%	$3,645	2,126	1,227	292
Investments (2) (3)	164,353	1,659	4.62%	195,736	1,881	4.40%	(222)	(345)	108	15
Total interest earnings assets	873,716	14,141	6.66%	767,561	10,718	5.79%	3,423	1,781	1,335	307

Other assets (4)	53,103			51,610

Total assets	$926,819			$819,171

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$437,836	1,582	1.47%	$445,203	1,015	0.92%	567	(17)	604	(20)
Certificates of deposits	200,315	1,733	3.51%	132,737	657	2.01%	1,076	335	491	250
Borrowed funds	41,205	441	4.34%	12,827	85	2.69%	356	188	52	116
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	690,181	4,050	2.38%	601,592	2,051	1.38%	1,999	506	1,147	346

Net interest rate spread (2)			4.28%			4.41%

Non-interest bearing demand deposits	161,081	—		151,036	—
Total deposits and borrowings	851,262	4,050	1.93%	752,628	2,051	1.10%

Other liabilities	6,779			4,523
Total liabilities	858,041			757,151

Stockholders’ equity	68,778			62,020

Total liabilities and stockholders’ equity	$926,819			$819,171

Net interest income		$10,091			$8,667		$1,424	1,275	188	(39)

Net interest margin (2)			4.79%			4.71%

(1)             Average loans include non-accrual loans and are net of average deferred loan fees.

(2)             Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which was not included in the interest amount above, was $240 and $272 for the periods ended March 31, 2006 and March 31, 2005, respectively.

(3)             Investments include investment securities and total short-term investments.

(4)             Other assets include cash and due from banks, FAS 115 market value adjustments, accrued interest receivable, allowance for loan losses, deferred income taxes, intangible assets and other miscellaneous assets.

Provision for Loan Loss

The provision for loan losses was $273 thousand and reflected management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio. The provision for the same period in 2005 was $200 thousand.

The provision reflects management’s ongoing assessments of the allowance for loan losses, estimates of the credit risk inherent in the portfolio, and the level of net charge-offs during the period.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition - Asset Quality and the Allowance for Loan Losses” above and in the company’s 2005 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income increased $139 thousand, or 9%, to $1.7 million. The increase was primarily attributable to increases in investment advisory fees and other income, offset by a decrease in net gains on sales of investment securities.

Investment advisory fees increased by $122 thousand, or 24%, for the three months ended March 31, 2006 compared to the same period in 2005. The change resulted from new business generated and a restructured fee schedule.

The “other” income category includes electronic banking fees, commercial letter of credit fees, check printing fees, income related to bank-owned life insurance, purchased tax credits, and miscellaneous income. Increases in other income over the prior period related to bank-owned life insurance, income from the purchase of state tax credits and income generated from the commercial sweep product.

Net gains on sales of investment securities were $30 thousand for the current period compared to $200 thousand in the prior year, a decrease of $170 thousand, or 85%.

Non-Interest Expense

Non-interest expense increased $1.1 million, or 15%, compared to the prior year and amounted to $8.2 million. The increase was primarily attributable to increases in salaries and employee benefits, advertising and public relations and from general increases due to the company’s growth.

Salaries and employee benefits increased $796 thousand, or 18%, compared to the prior year. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives and salary adjustments. Increases in payroll taxes, health insurance premiums and accruals related to performance-based incentive compensation also contributed to the overall change.

Advertising and public relations increased $102 thousand, or 71%, compared to the prior year. The increase was primarily related to market expansion and the company’s branding initiative that began in the latter half of 2005.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk, specifically, changes in the interest rate environment. Interest rate risk management is centered around the company’s asset-liability committee (“the committee”), which along with management are responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The committee is comprised of five outside directors of the company and three senior managers of the company, who are also members of the Board of Directors. In addition, several directors who are not on the committee rotate in on a regular basis. The primary objectives of the company’s asset-liability policy are to monitor, evaluate and control interest rate risk, within certain tolerance levels. The committee establishes and monitors guidelines for the company’s net interest margin sensitivity, equity to capital ratios, liquidity and external borrowing capacity. The asset-liability strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis. The asset-liability strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the company, anticipated growth and other factors.

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to cope with the impact on future net interest income of changes in interest rates. At least four times per year, management completes a net interest income sensitivity analysis, which is presented to the committee. This analysis includes a simulation of the company’s net interest income under various interest rate scenarios. Management utilizes a static balance sheet, instantaneous rate shock, and parallel shift methodology in conducting the simulations. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various assets and liability accounts.

In addition, on an annual basis management runs several alternative simulations used to further evaluate the interest rate sensitivity inherent in the existing balance sheet. These simulations include an Economic Value of Equity (“EVE”) analysis in which the entire balance sheet is marked to market and then shocked up and down by 200 basis points. EVE is performed to evaluate the sensitivity of the company’s net equity to changing interest rate environments. The company also runs simulations that include balance sheet growth and certain alternative curve scenarios such as flat or inverted yield curves, again to further evaluate or enhance, the quarterly simulations.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At March 31, 2006 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the company’s balance sheet mix, specifically, on the asset side, fixed versus variable rate loans and investments, and on the liability side, higher cost deposits and borrowings versus lower cost deposits.

Under the company’s current interest rate risk position, margin generally performs better in a rising rate environment, while it generally decreases when the yield curve is flat, inverted or declining.

Under a flat yield curve scenario, margin compression will eventually occur as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the company’s ability to fund asset growth through low cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime rate will initially result in the company’s asset yields re-pricing more quickly than funding costs.

Under an inverted yield curve situation, short-term rates exceed longer-term rates, and the adverse impact on margin is a similar but worse version of the flat curve scenario. Again, however, the extent of the impact on margin is highly dependent on the company’s balance sheet mix.

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the prime rate) on adjustable rate loans and the fact that decreases in low cost deposit rates may be limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended March 31, 2006) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II  OTHER INFORMATION

Item 1 — Legal Proceedings

Not Applicable

Item 1a — Risk Factors

Management believes that there have been no material changes in the company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2006. Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2006.

Item 3 — Defaults upon Senior Securities

Not Applicable

Item 4 — Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 — Other Information

Not Applicable

Item 6 — Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the company, as amended as of May 3, 2006

3.2	Amended and Restated By-Laws of the company, as adopted by the company’s Board of Directors on May 2, 2006

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: May 10, 2006	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)