Form 10-Q
period 2006-06-30
ENTERPRISE BANCORP INC /MA/
filed 2006-08-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 31, 2006, Common Stock - Par Value $0.01: 7,686,106 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Assets

Cash and cash equivalents:
Cash and due from banks	$36,154	$32,950
Short-term investments	32,638	5,431
Total cash and cash equivalents	68,792	38,381

Investment securities at fair value	145,507	156,521
Loans, less allowance for loan losses of $12,486 at June 30, 2006 and $12,050 at December 31, 2005	720,280	687,676
Premises and equipment	12,985	11,530
Accrued interest receivable	5,131	4,888
Deferred income taxes, net	6,937	6,200
Bank-owned life insurance	13,829	3,877
Prepaid expenses and other assets	2,315	2,392
Income taxes receivable	811	748
Core deposit intangible, net of amortization	542	608
Goodwill	5,656	5,656

Total assets	$982,785	$918,477

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$890,479	$775,387
Borrowed funds	4,044	58,639
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,786	4,624
Accrued interest payable	1,842	1,172

Total liabilities	911,976	850,647

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued
	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 7,685,030 and 7,594,268 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	77	76
Additional paid-in capital	25,128	24,253
Retained earnings	47,206	44,034
Accumulated other comprehensive loss	(1,602)	(533)

Total stockholders’ equity	70,809	67,830

Total liabilities and stockholders’ equity	$982,785	$918,477

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and six months ended June 30, 2006 and 2005

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income:
Loans	$13,329	$9,707	$25,811	$18,544
Investment securities	1,482	1,826	3,048	3,646
Total short-term investments	67	111	160	172
Total interest and dividend income	14,878	11,644	29,019	22,362

Interest expense:
Deposits	3,984	1,907	7,299	3,579
Borrowed funds	190	106	631	191
Junior subordinated debentures	295	295	589	589
Total interest expense	4,469	2,308	8,519	4,359

Net interest income	10,409	9,336	20,500	18,003

Provision for loan losses	244	275	517	475
Net interest income after provision for loan losses	10,165	9,061	19,983	17,528

Non-interest income:
Investment advisory fees	635	583	1,264	1,090
Deposit service fees	412	407	827	807
Net gains/(losses) on sales of investment securities	(39)	5	(9)	205
Gains on sales of loans	34	65	78	97
Other income	534	451	1,089	846
Total non-interest income	1,576	1,511	3,249	3,045

Non-interest expense:
Salaries and employee benefits	5,007	4,472	10,129	8,798
Occupancy expenses	1,511	1,381	2,935	2,754
Audit, legal and other professional fees	389	389	818	765
Advertising and public relations	384	304	629	447
Supplies and postage	176	196	401	408
Trust professional and custodial expenses	116	118	234	233
Other operating expenses	659	592	1,306	1,171
Total non-interest expense	8,242	7,452	16,452	14,576

Income before income taxes	3,499	3,120	6,780	5,997
Income tax expense	1,317	1,139	2,542	2,165

Net income	$2,182	$1,981	$4,238	$3,832

Basic earnings per share	$0.29	$0.27	$0.56	$0.52

Diluted earnings per share	$0.28	$0.26	$0.54	$0.50

Basic weighted average common shares outstanding	7,637,860	7,414,334	7,620,871	7,398,054

Diluted weighted average common shares outstanding	7,797,892	7,635,166	7,796,826	7,647,580

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Six months ended June 30, 2006

 (unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2005	$76	$24,253	$44,034		$(533)	$67,830

Comprehensive income
Net income			4,238	$4,238		4,238
Other comprehensive loss, net				(1,069)	(1,069)	(1,069)
Total comprehensive income				$3,169
Tax benefit from exercise of stock options		14				14
Common stock dividend paid ($0.14 per share)			(1,066)			(1,066)
Common stock issued under dividend reinvestment plan	—	471				471
Stock-based compensation(1)		164				164
Stock options exercised	1	226				227
Balance at June 30, 2006	$77	$25,128	$47,206		$(1,602)	$70,809

Disclosure of other comprehensive loss:
Gross unrealized holding losses on securities arising during the period				$(1,816)
Income tax benefit				741
Net unrealized holding losses, net of tax				(1,075)
Less: Reclassification adjustment for net losses included in net income:
Net realized losses on sales of securities during the period				(9)
Income tax benefit				3
Reclassification adjustment, net of tax				(6)
Other comprehensive loss, net of reclassification				$(1,069)

(1)Stock-based compensation represents vesting of restricted stock awards and stock option grants.

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2006 and 2005

(unaudited)

	June 30,	June 30,
(Dollars in thousands)	2006	2005
Cash flows from operating activities:
Net income	$4,238	$3,832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	517	475
Depreciation and amortization	1,266	1,392
Amortization of intangible assets	66	66
Stock-based compensation expense	252	92
Net (gains) losses on sales of investment securities	9	(205)
Gains on sales of loans	(78)	(97)
Income on bank-owned life insurance, net	(55)	—
(Increase) decrease in:
Loans held for sale, net of gain	(598)	(778)
Accrued interest receivable	(243)	(226)
Prepaid expenses and other assets	77	5,259
Deferred income taxes	—	(507)
Increase (decrease) in:
Accrued expenses and other liabilities	136	1,812
Accrued interest payable	670	134
Change in income taxes	(63)	455
Net cash provided by operating activities	6,194	11,704
Cash flows from investing activities:
Net decrease in other short-term investments	—	8,200
Proceeds from sales of investment securities	3,220	1,097
Proceeds from maturities, calls and pay-downs of investment securities	10,462	17,718
Purchase of investment securities	(4,595)	(11,657)
Net increase in loans	(32,445)	(53,224)
Additions to premises and equipment, net	(2,671)	(1,388)
Purchases of bank-owned life insurance	(9,897)	—
Net cash used in investing activities	(35,926)	(39,254)
Cash flows from financing activities:
Net increase in deposits	115,092	36,004
Net increase (decrease) in borrowed funds	(54,595)	9,314
Cash dividends paid	(1,066)	(1,788)
Proceeds from issuance of common stock	471	870
Proceeds from exercise of stock options	227	335
Tax benefit from exercise of stock options	14	—
Net cash provided by financing activities	60,143	44,735

Net increase in cash and cash equivalents	30,411	17,185
Cash and cash equivalents at beginning of period	38,381	57,270

Cash and cash equivalents at end of period	$68,792	$74,455
Supplemental financial data:
Cash Paid For:
Interest	$7,849	$4,225
Income taxes	2,590	2,243

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

On May 3, 2006, the company announced a two-for-one stock split in the form of a stock dividend payable to shareholders of record as of June 15, 2006. On June 30, 2006 the company issued 3,842,015 shares related to this dividend. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

(3)                     Stock-Based Compensation

The company currently has three individual stock incentive plans (the 1988 plan, the 1998 plan as amended in 2001, and the 2003 plan).  No additional options or other rights of any kind may be granted under the 1988 plan.  The remaining plans permit the Board of Directors under various terms to grant both incentive and non-qualified stock options, stock appreciation rights and other rights for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for the issuance of new shares of common stock with or without restrictions, to officers and other employees, directors and consultants.  The plans allow for the issuance of a cumulative total of 2,024,746 new shares of common stock.  As of June 30, 2006, 1,590,578 shares, net of forfeited and expired shares, have been granted and 434,168 shares remain available for future grants under these plans.

To date the company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and director stock compensation. No options or other awards of any kind have been granted to consultants. Total stock-based compensation expense related to these plans was $134 thousand and $252 thousand for the three and six months ended June 30, 2006, respectively. The total recognized tax benefit related to stock based compensation expense was $39 thousand and $72 thousand, for the three and six months ended June 30, 2006, respectively.

Stock Option Awards

Prior to January 1, 2006, the company accounted for stock-based compensation plans using the intrinsic value method under which no compensation cost was recorded if, at the grant date, the exercise price of the options was equal to or greater than the fair market value of the company’s common stock. However, the company supplementally disclosed pro forma net income and earnings per share amounts as if the fair value based method of accounting had been applied to its stock-based compensation.

On January 1, 2006, the company adopted Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), using the modified version of the prospective application method. Pursuant to this transition method, beginning in 2006 the company’s financial statements include (1) stock-based compensation expense for the portion of stock option awards outstanding on January 1, 2006, net of estimated forfeitures, for which the requisite service has been rendered during the period, based on the grant-date fair value estimate of the awards as calculated under the original provisions of SFAS 123 for the pro forma disclosures, and (2) compensation expense for the portion of stock awards issued subsequent to January 1, 2006, net of estimated forfeitures, for which the requisite service has been rendered during the period, based on the grant-date fair value estimate of the awards as calculated under the provisions of SFAS 123(R). The company will recognize the remaining compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each grant).

As a result of adopting SFAS 123(R), the company recognized stock-based compensation expense related to stock option awards of $70 thousand and $139 thousand for the three and six months ended June 30, 2006, respectively. Accordingly, income before taxes and net income for the three months ended June 30, 2006 were $70 thousand and $57 thousand lower, respectively, and for the six months ended June 30, 2006 were $139 thousand and $114 thousand lower, respectively, than if the company had continued to account for stock-based compensation using the intrinsic value method. The impact on both basic and diluted earnings per share for both the three and six months ended June 30, 2006 was a reduction of $0.01. In addition, prior to the adoption of SFAS 123(R), the company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options in the consolidated statement of income are classified as financing cash flows.

As of June 30, 2006, there was $536 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.8 years.

In accordance with the modified prospective transition method, the company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) or SFAS 123. The pro forma table below reflects net income, basic and diluted earnings per share for the three and six months ended June 30, 2005 had the company determined stock-based compensation expense based on the fair value at the grant date for its options under SFAS 123:

	Three months ended June 30,	Six months ended June 30,
(Dollars in thousands, except per share data)	2005	2005
Net income as reported	$1,981	$3,832
SFAS 123 compensation cost	(41)	(83)
Pro forma net income	$1,940	$3,749

Basic earnings per share as reported	$0.27	$0.52
Pro forma basic earnings per share	$0.26	$0.51

Diluted earnings per share as reported	$0.26	$0.50
Pro forma diluted earnings per share	$0.26	$0.49

All options that have been granted under the plans generally become exercisable at the rate of 25% a year, in addition options granted since June 2002 provide for full vesting upon attainment of age 62 while remaining employed with the bank. All options granted prior to 1998 expire 10 years from the grant date. Options granted from 1998 through 2004 expire 7 years from the grant date, and options granted in 2005 and 2006 expire 8 years from the grant date.

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

During 2005, management replaced the Binomial option valuation model (a lattice style model) with the Black-Scholes option valuation model. The company has determined that option values calculated prior to 2005 under the Binomial model are not materially different from those that would have been calculated using the Black-Scholes model.

The per share weighted average fair value of stock options granted in 2006 was determined to be $3.79. The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant. The average assumptions used in the model for the 2006 grant for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.91%, 16%, 1.66% and 6, respectively. There were no options granted during the six months ended June 30, 2005. Refer to notes 1 and 9 to the consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 for assumptions used to estimate the fair value of options granted prior to 2006.

The expected volatility is the anticipated variability in the company’s share price over the expected life of the option. The company’s shares began trading on a public exchange in February 2005 and limited trading has occurred. Management determined its expected volatility by reviewing the historical volatility of peer financial institutions and a banking index, in addition to reviewing its own limited history.

The expected life represents the period of time that the option is expected to be outstanding. The company utilized the simplified method and under this method, the expected term equals the vesting term plus the contractual term divided by 2.

The dividend yield is the company’s annualized dividend rate divided by its share price.

The risk-free rate is based on the U.S. Treasury rate in effect at the time of grant for a period equivalent to the expected life of the option.

In addition, as SFAS 123(R) requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest, a forfeiture assumption should be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123(R), the Company was not estimating forfeitures, but was rather adjusting pro forma compensation cost as actual forfeitures occurred, as permitted by SFAS 123. There is no cumulative effect of a change in accounting principle recognized in income at the time of adoption of SFAS 123(R) as the stock-based compensation expense recognized in income prior to adoption was immaterial and therefore the adjustment to reflect estimated forfeitures related to this expense was immaterial. Forfeitures are estimated based on historical experience.

Stock option transactions during the six months ended June 30, 2006 are summarized as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	759,478	$11.35	4.62
Granted	9,000	16.91
Exercised	(64,750)	4.30
Forfeited	(4,996)	13.99
Outstanding at June 30, 2006	698,732	12.05	4.46	$3,805,775

Vested and Exercisable at June 30, 2006	412,192	$10.18	3.21	$3,017,141

The aggregate intrinsic value in the table above represents the difference between the closing price of the company’s common stock on June 30, 2006 and the exercise price, multiplied by the number of options. The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on June 30, 2006. The intrinsic value changes based on the fair market value of the company’s stock.

Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $712 thousand and $792 thousand, respectively. Cash received from option exercises was $188 thousand and $227 thousand for the three and six months ended June 30, 2006, respectively. Cash received from option exercises for the three and six months ended June 30, 2005 was $318 thousand and $334 thousand, respectively. The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $3 thousand and $14 thousand for the three and six months ended June 30, 2006, respectively.

Restricted Stock Awards

At June 30, 2006, the company had restrictive stock awards outstanding comprised of 17,500 non-vested shares issued in September 2005. There were no restricted stock awards granted or forfeited during the six months ended June 30, 2006. The shares granted vest twenty percent per year starting on the first anniversary date of the award. The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period. For the three and six months ended June 30, 2006, compensation expense recognized in association with this restricted stock award amounted to $13 and $25 thousand, respectively. At June 30, 2006 the weighted-average grant date fair value of non-vested restricted stock awards was $14.25 per share. As of June 30, 2006, there was $208 thousand of unrecognized compensation expense related to restricted stock awards. That cost is expected to be recognized over a weighted average period of 4.2 years.

Director Stock Compensation

The members of the company’s Board of Directors are offered the choice to receive shares of the company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings. The issuance of the new shares related to director compensation occurs in December of each year. For the year 2006, Directors will be granted shares of common stock in lieu of cash fees at the per share price of $15.79, which reflects the value of the common stock on January 3, 2006, based on the average of the high and low trade prices of the common stock on the NASDAQ Global Market on that date (split adjusted).

Director compensation expense amounted to $77 thousand for the three months ended June 30, 2006, compared to $80 thousand for the three months ended June 30, 2005. Included in the expense for the three months ended June 30, 2006 were cash fees of $51 thousand, which represented approximately 3,249 shares to be issued at the end of the fiscal year. Included in the expense for the three months ended June 30, 2005 were cash fees of $56 thousand, which represented approximately 3,814 shares that were issued in December 2005.

Director compensation expense amounted to $126 thousand for the six months ended June 30, 2006, compared to $129 thousand for the six months ended June 30, 2005. Included in the expense for the six months ended June 30, 2006 were cash fees of $88 thousand, which represented approximately 5,579 shares to be issued at the end of the fiscal year. Included in the expense for the six months ended June 30, 2005 were cash fees of $92 thousand which represented approximately 6,198 shares that were issued in December 2005.

(4)         Supplemental Retirement Plan

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan as of June 30, 2006:

	Three months ended	Six months ended
(Dollars in thousands)	June 30, 2006	June 30, 2006
Service cost	$135	$269
Interest cost	22	44
Net periodic benefit cost	$157	$313

The plan was established on July 15, 2005. The company anticipates accruing an additional $313 thousand to the plan during the remainder of 2006.

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

As discussed in the company’s 2005 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill. Refer to note 1 to the consolidated financial statements contained in the company’s 2005 Annual Report on Form 10-K for significant accounting policies.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three and six months ended June 30th and the effect of those shares on earnings:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	7,637,860	7,414,334	7,620,871	7,398,054
Dilutive shares	160,032	220,832	175,955	249,526
Diluted weighted average common shares outstanding	7,797,892	7,635,166	7,796,826	7,647,580

Basic earnings per share	$0.29	$0.27	$0.56	$0.52
Effect of dilutive shares	(0.01)	(0.01)	(0.02)	(0.02)
Diluted earnings per share	$0.28	$0.26	$0.54	$0.50

At June 30, 2006, there were 5,000 outstanding stock options, which were excluded from the calculation of diluted earnings per share due to the exercise price exceeding the average market price. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(7)                     Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, the company creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements. The estimated fair value of these commitments carried on the balance sheet was $72 thousand and $88 thousand at June 30, 2006 and 2005, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates. At June 30, 2006, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

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

Overview

Composition of Earnings

The company reported second quarter 2006 net income of $2.182 million compared to $1.981 million during the second quarter of 2005, an increase of 10%. Diluted earnings per share were $0.28 for the quarter compared to $0.26 for second quarter 2005, an increase of 8%. All prior period per share amounts have been adjusted to reflect the two-for-one stock split paid on June 30, 2006 in the form of a stock dividend.

Net income for the six months ended June 30, 2006 amounted to $4.238 million compared to $3.832 million for the same period in 2005, an increase of 11%. Diluted earnings per share were $0.54 for the six months ended June 30, 2006 compared to $0.50 for the same period in 2005, an increase of 8%.

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

The company’s net income growth continues to result primarily from strong net interest income performance, offset by increases in non-interest expense. Net interest income for the six months ended June 30, 2006 amounted to $20.5 million compared to $18.0 million for the same period in 2005, an increase of 14%. The primary driver of net interest income growth over the period was loan growth, which increased 17% since June 30, 2005. Net interest margin, the spread earned between interest-earning assets and the company’s funding sources, primarily deposits, was 4.83% and 4.81% for the three and six months ended June 30, 2006 compared to 4.77% and 4.74% for the same periods in 2005. The slight increase in margin primarily resulted from increases in the market rates on assets, which were mostly offset by increases in funding costs. Although net interest margin was higher than the June 30, 2005 comparable periods, the flat yield curve and a very competitive marketplace continue to pressure margin.

Non-interest expense amounted to $16.5 million for the six months ended June 30, 2006 compared to $14.6 million for the same period in 2005, an increase of 13%, and reflected the strategic and operational costs necessary to support the company’s continued growth.

The year-to-date results also included an increase in non-interest income consisting primarily of strong growth in investment advisory fees and other income, and were offset by a reduction in the net gains on the sales of investment securities. Included in other income are $62 thousand of tax credit income and $82 thousand of bank-owned life insurance income that were not present in the prior year period.

The provision for loan losses is also a significant factor in the company’s operating results. It directly increases the company’s allowance for loan losses, which reflects management’s estimate of the reserves necessary to support the credit risk inherent in the loan portfolio. The company’s management of credit risk is reviewed in more detail in this Item 2, under the heading “Asset Quality and the Allowance for Loan Losses.”

Financial Position

Total assets amounted to $982.8 million at June 30, 2006, and grew 7% over December 31, 2005 and 9% over June 30, 2005.

The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans at June 30, 2006 amounted to $732.8 million, or 75% of total assets and commercial loans amounted to $626.1 million. The loan portfolio increased 5% since December 31, 2005 and 17% since June 30, 2005.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. Total investments amounted to $145.5 million at June 30, 2006, or 15% of total assets. The portfolio declined 7% and 19% since December 31, 2005 and June 30, 2005, respectively. The decline in investments since June 30, 2005 reflects a reduction in excess liquidity due to the funding gap discussed below.

From a funding perspective, management’s strategy is to maximize low cost deposit growth, primarily through relationship-based checking and savings accounts. When asset growth exceeds low cost deposit growth, a funding gap occurs. Management’s principal options are then to grow higher cost deposits (certificates of deposit and higher cost money market products), raise funds externally through brokered deposits (“brokered CDs”) or Federal Home Loan Bank of Boston borrowings (“FHLB borrowings”), sell investment securities, and/or to utilize the ongoing cash flow from the investment portfolio.

Over the past nine months, a funding gap has occurred as loan growth has exceeded low cost deposit growth. Consequently, management has utilized brokered CDs, FHLB borrowings and investment portfolio cash flows. In the fourth quarter of 2005, the company began using brokered CDs as an alternative to FHLB borrowings. At June 30, 2006, FHLB borrowings and brokered CDs outstanding amounted to $3.3 million and $78.5 million, respectively, compared to $6.9 million and $0 million, respectively, at June 30, 2005.

At June 30, 2006, total deposits, which included brokered CDs, amounted to $890.5 million, representing 15% and 11% growth over December 31, 2005 and June 30, 2005, respectively. Total deposits, excluding brokered CDs, amounted to $812.0 million at June 30, 2006 and grew 6% and 1% over the December 31 and June 30, 2005 comparable periods, respectively.

At June 30, 2006, the company has the capacity to borrow approximately $450 million in additional funds. Management believes the company has adequate capacity to fund its business.

Opportunities and Risks

Management believes that the company has established a market presence in the Merrimack Valley and North Central regions of Massachusetts and in South Central New Hampshire. Management also believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area. Management continually strives to differentiate the company from competitors by providing innovative commercial banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking and other financial service needs of its customers, which include businesses, professionals, and consumers.

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

Despite these challenges, the company has continued to maintain strong commercial loan growth. Management believes this achievement is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations and continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

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

Financial Condition

Total assets increased $64.3 million, or 7%, over December 31, 2005, to $982.8 million at June 30, 2006. The increase was primarily attributable to increases in total loans and short-term investments.

Short-term investments

As of June 30, 2006, short-term investments amounted to $32.6 million, or 3% of total assets compared to $5.4 million, or 1% of total assets, at December 31, 2005. The increase in short-term investments resulted from temporary deposit inflows at the end of June. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.

Investments

At June 30, 2006, the investment portfolio’s fair market value was $145.5 million, representing a decline of $11.0 million since December 31, 2005, and a decline of $33.8 million since June 30, 2005. The fair market value of the investment portfolio represented 15%, 17%, and 20% of the total assets at June 30, 2006, December 31, 2005, and June 30, 2005, respectively.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005

Federal agency obligations (1)	$14,986	$15,202	$23,022
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	66,831	77,143	93,114
Municipal securities	55,180	54,915	56,090
Available-for-sale fixed income securities	$136,997	$147,260	$172,226

Certificates of deposit	1,000	1,000	1,000
Federal Home Loan Bank stock (2)	1,267	3,205	1,957
Equity securities	6,243	5,056	4,130
Total investments	$145,507	$156,521	$179,313

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

Since June 30, 2005, the investment portfolio had $32.5 million of principal paydowns, calls and maturities. Of these proceeds, $7.2 million was reinvested in the portfolio, with the remainder utilized to fund loan growth.

The net unrealized loss on the portfolio at June 30, 2006 was $2.9 million compared to net unrealized losses of $1.1 million at December 31, 2005 and $1.5 million at June 30, 2005. The decrease in fair market value was primarily due to higher market interest rates in the current period over the prior periods. The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall. Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the market value of the portfolio declines, and as rates fall the value of the portfolio rises. The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $732.8 million, or 75% of total assets, at June 30, 2006, an increase of $33.0 million, or 5% compared to December 31, 2005 and an increase of $108.2 million, or 17%, compared to June 30, 2005. Year-to-date loan growth has been at a slower rate in 2006 than in the twelve months of 2005 when total loans grew 23%.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2006		December 31, 2005		June 30, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$341,368	46.5%	$326,963	46.6%	$288,459	46.1%
Commercial & industrial	164,061	22.4%	165,982	23.7%	158,724	25.3%
Commercial construction	120,692	16.4%	108,048	15.4%	82,695	13.2%
Total Commercial loans	$626,121	85.3%	$600,993	85.7%	$529,878	84.6%

Residential mortgages	55,248	7.5%	47,207	6.7%	44,976	7.2%
Residential construction	4,264	0.6%	4,154	0.6%	3,151	0.5%
Home equity	43,673	6.0%	44,444	6.4%	43,068	6.9%
Consumer	3,815	0.5%	3,986	0.6%	3,728	0.6%
Loans held for sale	943	0.1%	267	0.0%	976	0.2%
Gross loans	$734,064	100.0%	$701,051	100.0%	$625,777	100.0%
Deferred fees, net	(1,298)		(1,325)		(1,225)
Total loans	732,766		699,726		624,552
Allowance for loan losses	(12,486)		(12,050)		(11,392)
Net loans	$720,280		$687,676		$613,160

The company’s primary lending focus is on the development of high quality commercial real estate, construction and commercial & industrial lending relationships with businesses, corporations, partnerships, non-profit organizations, professionals and individuals.

Commercial real estate loans were $341.4 million at June 30, 2006, compared to $327.0 million at December 31, 2005, an increase of $14.4 million or 4%. Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans totaled $164.1 million at June 30, 2006, compared to $166.0 million at December 31, 2005, a decrease of $1.9 million or 1%. Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit. Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $8.4 million at June 30, 2006 and $8.2 million at December 31, 2005.

Commercial construction loans amounted to $120.7 million at June 30, 2006, compared to $108.0 million at December 31, 2005, an increase of $12.6 million or 12%. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At June 30, 2006 the company had commercial loan balances participated out to various banks amounting to $9.5 million, compared to $9.0 million at December 31, 2005. These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried at the company’s pro rata share of ownership and amounted to $15.9 million and $18.8 million at June 30, 2006 and December 31, 2005, respectively. The company performs an independent credit analysis of each commitment prior to participation in the loan.

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

The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses as a direct charge to earnings. Management determined that the allowance for loan losses of $12.5 million, or 1.70% of total loans at June 30, 2006, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	June 30, 2006	Dec. 31, 2005	June 30, 2005

Non-accrual loans	$1,999	$1,475	$1,796
Accruing loans > 90 days past due	—	1	3
Total non-performing loans	1,999	1,476	1,799
Other real estate owned	—	—	—
Total non-performing assets	$1,999	$1,476	$1,799

Total Loans	$732,766	$699,726	$624,552

Allowance for loan losses	$12,486	$12,050	$11,392

Non-performing assets: Total assets	0.20%	0.16%	0.20%
Non-performing loans: Total loans	0.27%	0.21%	0.29%
Loans 30-89 days past due: Total loans	0.40%	0.14%	0.20%
Allowance for loan losses: Non-performing loans	624.61%	816.40%	633.24%
Allowance for loan losses: Total loans	1.70%	1.72%	1.82%

Total non-performing loans were $2.0 million at June 30, 2006 compared to $1.5 million and $1.8 million at December 31, 2005 and June 30, 2005, respectively. The ratio of non-performing loans to total loans remained relatively consistent at 0.27% as of June 30, 2006, compared to 0.21% and 0.29% at December 31, 2005 and June 30, 2005, respectively. Short-term fluctuations are not uncommon with this ratio and the increase since December 2005 is not considered significant. The classification of a loan as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible. However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans increased to 0.40% at June 30, 2006, from 0.14% at December 31, 2005 and 0.20% at June 30, 2006. Management does not consider the increase to be significant. The ratio of delinquent loans to total loans will fluctuate due to the timing of customer payments, generally the largest concentration of loans fall into the 30 – 40 day past due category as was the case at June 30, 2006.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local real estate market and current economic conditions. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting adverse changes within the company’s market area or deterioration in the local, regional or national economic conditions could negatively impact the company’s level of non-performing assets in the future.

The allowance for loan losses to non-performing loan ratio was 624.61% at June 30, 2006 compared to 816.40% and 633.24% at December 31, and June 30, 2005, respectively. The ratio is consistent with June 30, 2005 and has decreased since December 31, 2005. The December ratio reflects the low level of non-performing loans at that time.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2006	2005

Balance at beginning of year	$12,050	$10,923

Charged off	(141)	(98)
Recovered	60	92

Net loans charged off	(81)	(6)
Provision charged to operations	517	475
Balance at June 30	$12,486	$11,392

Annualized net loans charged-off: Average loans outstanding	(0.02)%	0.00%

Net loans charged-off during the six months ended June 30, 2006 and 2005 were $81 thousand and $6 thousand, respectively. The provision for loan losses for the six months ended June 30, 2006 and 2005 was $517 thousand and $475 thousand, respectively. The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

Deposits

Total deposits amounted to $890.5 million at June 30, 2006 compared to $775.4 million at December 31, 2005. The increase of $115.1 million, or 15%, primarily resulted from an increase in brokered CDs of $68.5 million and temporary deposit inflows in June. Total deposits have increased $85.8 million, or 11%, compared to June 30, 2005, primarily due to growth in certificates of deposit, both internally generated and brokered, partially offset by declines in other deposits. Excluding brokered CDs, total deposits grew 6% and 1% through June 30, 2006 compared to December 31 and June 30, 2005, respectively.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2006		December 31, 2005		June 30, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$170,148	19.1%	$173,804	22.4%	$165,555	20.6%
Interest bearing checking	184,487	20.7%	171,611	22.1%	204,410	25.4%
Total checking	354,635	39.8%	345,415	44.5%	369,965	46.0%

Retail savings/money markets	144,538	16.2%	151,969	19.6%	163,979	20.4%
Commercial savings/money markets	135,150	15.2%	115,126	14.9%	129,896	16.1%
Total savings/money markets	279,688	31.4%	267,095	34.5%	293,875	36.5%

Brokered certificates of deposit	78,523	8.8%	9,988	1.3%	—	—
Certificates of deposit	177,633	20.0%	152,889	19.7%	140,808	17.5%
Total certificates of deposit	256,156	28.8%	162,877	21.0%	140,808	17.5%

Total deposits	$890,479	100.0%	$775,387	100.0%	$804,648	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings amounted to $4.0 million at June 30, 2006 compared to $58.6 million at December 31, 2005 and $13.0 million at June 30, 2005. The decrease in the balance at June 30, 2006 primarily resulted from the increased use of brokered CDs as an alternative funding source as part of the company’s liquidity management strategy.

Accounting Rule Changes

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” This FSP was issued in response to inquiries from constituents and discussions with the SEC staff and regulators of financial institutions to address the circumstances in which the terms of loan products give rise to a concentration of credit risk as that term is used in SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, and what disclosures apply to entities who deal with loan products whose terms may give rise to a concentration of credit risk. An entity shall provide the disclosures required by SFAS No. 107 for either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1 for all periods presented in financial statements. This SOP is effective for interim and annual periods ending after December 19, 2005. At June 30, 2006, the company did not have either an individual loan product type or a group of loan products with similar features that are determined to represent a concentration of credit risk in accordance with the guidance of SOP 94-6-1.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  Management does not anticipate that the adoption of FIN 48 will have a material impact on the company’s financial position or results of operation.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s Asset-Liability Committee of the Board of Directors. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity in the brokered CD market and at the FHLB.

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

At June 30, 2006, the bank had the capacity to borrow additional funds from the FHLB of up to $82 million, and had the ability to issue up to $368 million in additional brokered CDs through three vendors. Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources and Dividends

As of June 30, 2006, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of June 30, 2006 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$86,221	11.03%	$62,546	8.00%	$78,183	10.00%

Tier 1 Capital (to risk weighted assets)	76,330	9.76%	31,273	4.00%	46,910	6.00%

Tier 1 Capital (to average assets)	76,330	8.26%	36,972	4.00%	46,215	5.00%*

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

Prior to 2006, dividends were paid once a year. In 2006, the company began paying quarterly dividends. Quarterly dividends of $0.07 per share were paid in both March and June. Shareholders utilized the DRP to reinvest $471 thousand, of the $1.1 million paid by the company during the six months ended June 30, 2006, into 28,998 shares of the company’s common stock.

On July 18, 2006, the company announced a quarterly dividend of $0.07 to be paid on September 1, 2006 to shareholders of record as of August 11, 2006. On an annualized basis, year-to-date dividends represent a 17% increase over the prior year’s annual dividend.

On June 30, 2006, the company issued 3,842,015 shares in a two-for-one stock split paid in the form of a stock dividend.

Results of Operations

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005

Unless otherwise indicated, the reported results are for the six months ended June 30, 2006 with the “comparable period” and “prior year” being the six months ended June 30, 2005.

The company reported net income of $4.238 million compared to $3.832 million in the prior year, an increase of 11%. Diluted earnings per common share were $0.54 for the six months ended June 30, 2006 compared to $0.50 for the prior year, an increase of 8%.

Net Interest Income

The company’s net interest income was $20.5 million, an increase of $2.5 million or 14%. Total interest and dividend income for the 2006 period increased by $6.7 million, while total interest expense for the period increased $4.2 million. The increase in net interest income was due primarily to an increase in average loan balances.

Tax equivalent net interest margin increased by seven basis points to 4.81% for the current period, compared to 4.74% for the same period in 2005. The slight increase in margin through June 30, 2006 was primarily due to a 91 basis point increase in the yield on interest earning assets, resulting from rising market rates during the period, particularly the prime lending rate. These yield increases were essentially offset by an increase of 87 basis points in the cost of funds, due to funding through higher cost deposits and borrowed funds, offset by 5% growth in non-interest bearing deposits.

Interest Income

Interest income amounted to $29.0 million, an increase of $6.7 million, or 30%, compared to $22.4 million in the prior year. The increase resulted primarily from a 12% increase in the average balance of interest earning assets and from a 91 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning assets growth was an increase of $129.9 million, or 22%, in average loan balances to $718.4 million. Higher market rates during the period resulted in average loan yields increasing 90 basis points to 7.25%. Interest income on loans amounted to $25.8 million, an increase of $7.3 million over the prior year.

The average balance of investment securities and short-term investments (together “investments”) decreased $38.2 million, or 19%, to $160.7 million. This decrease was primarily due to maturities and paydowns of investments, which were redeployed to fund loan growth. However, the tax equivalent yield realized on investments increased 23 basis points to 4.59%, due to increases in market interest rates, the maturity of lower yielding securities and slower prepayments. Investment income amounted to $3.2 million, a decrease of $610 thousand compared to the same period in the prior year.

Interest Expense

Interest expense amounted to $8.5 million, an increase of $4.2 million compared to $4.4 million in the prior year. The increase resulted primarily from an 87 basis point increase in the average cost of funds on deposits and borrowings, due to increased market rates and a 11% increase in the average balance of deposits and borrowings.

Interest expense on savings, interest checking and money market accounts increased $1.2 million over the prior year, to $3.4 million. This increase resulted from a 58 basis point increase in the average cost of savings, interest checking and money market accounts. This increase in interest expense was partially offset by a slight reduction in the average balance on these accounts.

Interest expense on certificates of deposit increased $2.5 million over the prior year, to $3.9 million. The average balance of certificates of deposit increased $73.9 million, or 54%, to $210.5 million. The increase in the average CD balance primarily resulted from brokered CDs that the company utilized to fund loan growth and to a lesser degree to internally generated CD growth. Brokered CD balances averaged $46.3 million and $0 for the six months ended June 30, 2006 and 2005, respectively. The average cost of CDs also increased 167 basis points over the prior period, due to higher market rates.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $440 thousand over the same period last year. The average balance of borrowed funds, primarily FHLB borrowings, increased $14.8 million to $28.5 million, as the company utilized borrowings as another funding vehicle to support growth in the loan portfolio. The average cost of borrowed funds increased 165 basis points due to an increase in market interest rates.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the six months ended June 30, 2006 and June 30, 2005, respectively. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$718,370	$25,811	7.25%	$588,506	$18,544	6.35%	$7,267	$4,089	$2,627	$551
Investments (2) (3)	160,689	3,208	4.59%	198,926	3,818	4.36%	(610)	(834)	229	(5)
Total interest earnings assets	879,059	29,019	6.76%	787,432	22,362	5.85%	6,657	3,255	2,856	546

Other assets	51,310			51,895

Total assets	$930,369			$839,327

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$441,397	3,381	1.54%	$454,852	2,168	0.96%	1,213	(64)	1,308	(31)
Certificates of deposit	210,536	3,918	3.75%	136,652	1,411	2.08%	2,507	762	1,132	613
Borrowed funds	28,468	631	4.47%	13,652	191	2.82%	440	207	112	121
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	691,226	8,519	2.48%	615,981	4,359	1.43%	4,160	905	2,552	703

Net interest rate spread (2)			4.28%			4.42%

Non-interest bearing demand deposits	163,297	—		155,918	—
Total deposits and borrowings	854,523	8,519	2.01%	771,899	4,359	1.14%

Other liabilities	6,424			4,724
Total liabilities	860,947			776,623

Stockholders’ equity	69,422			62,704

Total liabilities and stockholders’ equity	$930,369			$839,327

Net interest income		$20,500			$18,003		$2,497	$2,350	$304	$(157)

Net interest margin (2)			4.81%			4.74%

(1)        Average loans include non-accrual loans and are net of average deferred loan fees.

(2)        Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which was not included in the interest amount above, was $483 and $521 for the periods ended June 30, 2006 and June 30, 2005, respectively.

(3)        Investments include investment securities and total short-term investments.

Provision for Loan Loss

The provision for loan losses was $517 thousand and reflected management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio. The provision for the same period in 2005 was $475 thousand.

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

Non-Interest Income

Non-interest income increased $204 thousand, or 7%, to $3.2 million. The increase was primarily attributable to increases in investment advisory fees and other income, offset by a decrease in net gains on sales of investment securities.

Investment advisory fees increased by $174 thousand, or 16%, for the six months ended June 30, 2006 compared to the same period in 2005. The change resulted from new business generated, and a restructured fee schedule.

The “other” income category includes electronic banking fees, commercial letter of credit fees, check printing fees, income related to bank-owned life insurance, purchased state tax credits, and miscellaneous income. Increases in other income over the prior period related to $82 thousand in bank-owned life insurance, income of $62 thousand from the purchase of state tax credits and $46 thousand in income generated from the commercial sweep product.

Net losses on sales of investment securities were $9 thousand for the current period compared to net gains of $205 thousand in the prior year.

Non-Interest Expense

Non-interest expense increased $1.9 million, or 13%, compared to the prior year and amounted to $16.5 million. The increase was primarily attributable to increases in salaries and employee benefits, advertising and public relations and occupancy expenses.

Salaries and employee benefits increased $1.3 million, or 15%, compared to the prior year. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives and salary adjustments. Increases in payroll taxes, health insurance premiums and accruals related to performance-based incentive compensation also contributed to the overall change.

Occupancy expenses increased $181 thousand, or 7%, over the prior year. The increase primarily resulted from infrastructure expenditures necessary to support the company’s growth.

Advertising and public relations increased $182 thousand, or 41%, compared to the prior year. The increase was primarily related to additional advertising due to market expansion and the company’s branding initiative that began in the latter half of 2005.

Results of Operations

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005

Unless otherwise indicated, the reported results are for the three months ended June 30, 2006 with the “comparable period” and “prior period” being the three months ended June 30, 2005.

The company reported second quarter 2006 net income of $2.182 million compared to $1.981 million during the second quarter of the prior year, an increase of 10%. Diluted earnings per common share were $0.28 for the quarter compared to $0.26 for the prior period, an increase of 8%.

Net Interest Income

The company’s net interest income was $10.4 million, an increase of $1.1 million or 11%. Total interest and dividend income for the 2006 period increased by $3.2 million, while total interest expense for the period increased $2.2 million. The increase in net interest income was due primarily to an increase in average loan balances.

Tax equivalent net interest margin increased slightly to 4.83% for the quarter ending June 30, 2006 from a margin of 4.77% in the prior period. The 6 basis point increase was primarily due to an increase in the yield on interest earning assets of 95 basis points, resulting from rising market rates during the period, particularly the prime lending rate. This increase was essentially offset by an increase of 92 basis points in the cost of funds resulting from funding through higher cost deposits and borrowed funds.

Interest Income

Interest income amounted to $14.9 million, an increase of $3.2 million or 28%, compared to $11.6 million in the prior period. The increase resulted primarily from a 95 basis point increase in the average tax equivalent yield on interest earning assets and from a 10% increase in the average balance of interest earning assets.

The primary factor in the average interest earning asset growth was a $122.3 million, or 20%, increase in the average loan balance. The average loan yields also increased 91 basis points to 7.35%, due to higher market rates during the period. Interest income on loans amounted to $13.3 million, an increase of $3.6 million over the prior period.

The average balance of investment securities and short-term investments (together “investments”) decreased $45.0 million, or 22%, to $157.1 million. This decrease was primarily due to maturities and paydowns of investments, which were redeployed to fund loan growth. However, the tax equivalent yield on investments realized increased 21 basis points to 4.56%, due to increases in market interest rates, the maturity of lower yielding securities and slower prepayments. Investment income amounted to $1.5 million, a decrease of $388 thousand compared to the same period in the prior year.

Interest Expense

Interest expense amounted to $4.5 million, an increase of $2.2 million compared to $2.3 million in the prior period. The increase resulted primarily from a 92 basis point increase in the average cost of funds on deposits and borrowings, due to increased market rates, and an 8% increase in the average balance of deposits and borrowings.

Interest expense on savings, interest checking and money market accounts increased $647 thousand over the comparable period, to $1.8 million. This increase resulted from a 62 basis point increase in the average cost of savings, interest checking and money market accounts. This increase in interest expense was partially offset by a slight reduction in the average balance on these accounts.

Interest expense on certificates of deposit increased $1.4 million over the comparable period, to $2.2 million. The average balance of certificates of deposit increased $80.1 million, or 57%, over the prior period to $220.6 million. The increase in the average CD balance primarily resulted from brokered CDs that the company utilized to fund loan growth and to a lesser degree internally generated CD growth. Brokered CD balances averaged $52.6 million and $0 for the quarters ended June 30, 2006 and 2005, respectively. The average cost of CDs also increased 182 basis points over the prior period, due to higher market rates.

Interest expense on borrowed funds, consisting of FHLB borrowing and repurchase agreements, increased $84 thousand over the same period last year. The average balance of borrowed funds, primarily FHLB borrowings, increased $1.4 million to $15.9 million, as the company utilized borrowings as another funding vehicle to support growth in the loan portfolio. The average cost of borrowed funds increased 186 basis points due to an increase in market interest rates.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2006 and June 30, 2005, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference)

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$727,278	$13,329	7.35%	$605,003	$9,707	6.44%	$3,622	1,963	1,373	286
Investments (2) (3)	157,066	1,549	4.56%	202,080	1,937	4.35%	(388)	(490)	106	(4)
Total interest earnings assets	884,344	14,878	6.86%	807,083	11,644	5.91%	3,234	1,473	1,479	282

Other assets	49,983			52,178

Total assets	$934,327			$859,261

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$444,920	1,800	1.62%	$464,393	1,153	1.00%	647	(49)	718	(22)
Certificates of deposits	220,644	2,184	3.97%	140,524	754	2.15%	1,430	429	638	363
Borrowed funds	15,871	190	4.80%	14,469	106	2.94%	84	10	67	7
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	692,260	4,469	2.59%	630,211	2,308	1.47%	2,161	390	1,423	348

Net interest rate spread (2)			4.27%			4.44%

Non-interest bearing demand deposits	165,488	—		160,747	—
Total deposits and borrowings	857,748	4,469	2.09%	790,958	2,308	1.17%

Other liabilities	6,512			4,915
Total liabilities	864,260			795,873

Stockholders’ equity	70,067			63,388

Total liabilities and stockholders’ equity	$934,327			$859,261

Net interest income		$10,409			$9,336		$1,073	1,083	56	(66)

Net interest margin (2)			4.83%			4.77%

(1)        Average loans include non-accrual loans and are net of average deferred loan fees.

(2)        Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which was not included in the interest amount above, was $243 and $259 for the periods ended June 30, 2006 and June 30, 2005, respectively.

(3)   Investments include investment securities and total short-term investments.

Provision for Loan Loss

The provision for loan losses was $244 thousand and reflected management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio. The provision for the same period in 2005 was $275 thousand.

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

Non-Interest Income

Non-interest income increased $65 thousand, or 4%, to $1.6 million. The increase was primarily attributable to increases in investment advisory fees and other income, offset by a decrease in net gains on sales of investment securities.

Investment advisory fees increased by $52 thousand, or 9%, for the three months ended June 30, 2006 compared to the same period in 2005. The change resulted from new business generated and a restructured fee schedule.

The “other” income category includes electronic banking fees, commercial letter of credit fees, check printing fees, income related to bank-owned life insurance, purchased state tax credits, and miscellaneous income. The $83 thousand increase in other income over the prior period related primarily to a $42 thousand increase in bank-owned life insurance income.

Net losses on sales of investment securities were $39 thousand for the current period compared to the net gain of $5 thousand in the prior period, a decrease of $44 thousand.

Non-Interest Expense

Non-interest expense increased $790 thousand, or 11%, compared to the prior period and amounted to $8.2 million. The increase was primarily attributable to increases in salaries and employee benefits, occupancy expenses, and advertising and public relations expenses.

Salaries and employee benefits increased $535 thousand, or 12%, compared to the prior period. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives and salary adjustments. Increases in payroll taxes, health insurance premiums and accruals related to performance-based incentive compensation also contributed to the overall change.

Occupancy expenses increased $130 thousand, or 9%, over the prior period. The increase primarily resulted from infrastructure expenditures necessary to support the company’s growth.

Advertising and public relations increased $80 thousand, or 26%, compared to the prior period. The increase was primarily related to additional advertising due to market expansion.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk and interest rate risk management is centered on the company’s Asset-Liability Committee (“the committee”). The committee is comprised of five outside directors of the company and three executive officers of the company, who are also members of the Board of Directors. In addition, several directors who are not on the committee rotate in on a regular basis.

Annually, the committee approves the company’s asset-liability policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity, within certain tolerance levels. The committee also establishes and monitors guidelines for the company’s liquidity and capital ratios.

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

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income. At least four times per year, management completes a net interest income sensitivity analysis, which is presented to the committee. This analysis includes a simulation of the company’s net interest income under various interest rate scenarios. Management utilizes a static balance sheet, instantaneous rate shock, and parallel shift methodology in conducting the simulations. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

In addition, on an annual basis management runs several alternative simulations used to further evaluate the interest rate sensitivity inherent in the existing balance sheet. These simulations include an Economic Value of Equity (“EVE”) analysis in which the balance sheet is marked to market and then shocked up and down by 200 basis points. EVE is performed to evaluate the sensitivity of the company’s net equity to changing interest rate environments. The company also runs simulations that include balance sheet growth and certain alternative curve scenarios such as flat or inverted yield curves, again to further evaluate or enhance, the quarterly simulations.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At June 30, 2006 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the company’s balance sheet mix. Specifically, the mix components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Under an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. Again, however, the extent of the impact on margin is highly dependent on the company’s balance sheet mix.

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the prime rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended June 30, 2006) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

There are no material pending legal proceedings to which the company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the company. Management believes the results of any current pending litigation would be immaterial to the consolidated financial condition or results of operations of the company.

Item 1a – Risk Factors

Management believes that there have been no material changes in the company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2006. Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2006.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders, held on May 2, 2006, holders of the company’s common stock elected all of the Board’s nominees to the Board of Directors, approved amendments of the company’s Restated Articles of Organization, approved the amendment of the Company’s 2003 Stock Incentive Plan to increase the number of shares subject to the plan, and ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. Votes were cast as follows (on a pre-split basis):

1. To elect five Directors of the Company, each for a three-year term:

Nominee	For	Withheld
John P. Clancy, Jr.	3,298,542	1,284
James F. Conway, III	3,284,737	15,089
Lucy A. Flynn	3,283,902	15,924
John P. Harrington	3,299,280	546
Nickolas Stavropoulos	3,293,602	6,224

2. To amend the Company’s Restated Articles of Organization:

For	Against	Abstain
3,265,631	4,826	29,369

3. To amend the Company’s 2003 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Vote
2,843,830	142,682	30,739	282,575

4. To ratify the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

For	Against	Abstain
3,253,346	35,274	11,206

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

ENTERPRISE BANCORP, INC.

DATE: August 9, 2006	By:	/s/ James A. Marcotte
James A. Marcotte

Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)