Form 10-Q
period 2006-09-30
ENTERPRISE BANCORP INC /MA/
filed 2006-11-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 7, 2006, Common Stock - Par Value $0.01: 7,706,402 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets
September 30, 2006 and December 31, 2005
(unaudited)

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Assets

Cash and cash equivalents:
Cash and due from banks	$28,408	$32,950
Short-term investments	20,856	5,431
Total cash and cash equivalents	49,264	38,381

Investment securities at fair value	142,936	156,521
Loans, less allowance for loan losses of $12,721 at September 30, 2006 and $12,050 at December 31, 2005	733,841	687,676
Premises and equipment	13,848	11,530
Accrued interest receivable	5,615	4,888
Deferred income taxes, net	6,241	6,200
Bank-owned life insurance	12,074	3,877
Prepaid expenses and other assets	1,959	2,392
Income taxes receivable	842	748
Core deposit intangible, net of amortization	509	608
Goodwill	5,656	5,656

Total assets	$972,785	$918,477

Liabilities and Stockholders’ Equity

Liabilities

Deposits	$867,917	$775,387
Borrowed funds	9,967	58,639
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	7,580	4,624
Accrued interest payable	2,433	1,172

Total liabilities	898,722	850,647

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 7,702,702 and 7,594,268 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	77	76
Additional paid-in capital	25,463	24,253
Retained earnings	49,120	44,034
Accumulated other comprehensive loss	(597)	(533)

Total stockholders’ equity	74,063	67,830

Total liabilities and stockholders’ equity	$972,785	$918,477

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income
Three and Nine months ended September 30, 2006 and 2005
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005

Interest and dividend income:
Loans	$13,991	$10,627	$39,802	$29,171
Investment securities	1,510	1,714	4,558	5,360
Total short-term investments	97	41	257	213
Total interest and dividend income	15,598	12,382	44,617	34,744

Interest expense:
Deposits	4,722	2,135	12,021	5,714
Borrowed funds	95	121	726	312
Junior subordinated debentures	294	294	883	883
Total interest expense	5,111	2,550	13,630	6,909

Net interest income	10,487	9,832	30,987	27,835

Provision for loan losses	375	360	892	835
Net interest income after provision for loan losses	10,112	9,472	30,095	27,000

Non-interest income:
Investment advisory fees	730	588	1,994	1,678
Deposit service fees	454	435	1,281	1,242
Net gains on sales of investment securities	28	22	19	227
Gains on sales of loans	39	98	117	195
Other income	605	605	1,694	1,451
Total non-interest income	1,856	1,748	5,105	4,793

Non-interest expense:
Salaries and employee benefits	4,835	4,736	14,964	13,534
Occupancy expenses	1,539	1,372	4,474	4,126
Audit, legal and other professional fees	406	405	1,224	1,170
Advertising and public relations	326	206	955	653
Supplies and postage	235	256	636	664
Investment advisory and custodial expenses	130	119	364	352
Other operating expenses	609	591	1,915	1,762
Total non-interest expense	8,080	7,685	24,532	22,261

Income before income taxes	3,888	3,535	10,668	9,532
Income tax expense	1,437	1,282	3,979	3,447

Net income	$2,451	$2,253	$6,689	$6,085

Basic earnings per share	$0.32	$0.30	$0.88	$0.82

Diluted earnings per share	$0.31	$0.29	$0.86	$0.79

Basic weighted average common shares outstanding	7,691,407	7,515,734	7,644,641	7,437,712

Diluted weighted average common shares outstanding	7,840,578	7,731,416	7,811,668	7,675,956

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

Nine months ended September 30, 2006

(unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2005	$76	$24,253	$44,034		$(533)	$67,830

Comprehensive income
Net income			6,689	$6,689		6,689
Other comprehensive loss, net				(64)	(64)	(64)
Total comprehensive income				$6,625
Tax benefit from exercise of stock options		20				20
Common stock dividend paid ($0.21 per share)			(1,603)			(1,603)
Common stock issued under dividend reinvestment plan	—	708				708
Stock-based compensation(1)		228				228
Stock options exercised	1	254				255
Balance at September 30, 2006	$77	$25,463	$49,120		$(597)	$74,063

Disclosure of other comprehensive loss:
Gross unrealized holding losses on securities arising during the period				$(88)
Income tax benefit				35
Net unrealized holding losses, net of tax				(53)
Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				19
Income tax expense				(8)
Reclassification adjustment, net of tax				11
Other comprehensive loss, net of reclassification				$(64)

(1) Stock-based compensation represents the expense associated with the vesting of stock option awards and restricted stock awards.  Director stock compensation will be included upon the issuance of shares in December of each year.

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2006 and 2005

(unaudited)

(Dollars in thousands)	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$6,689	$6,085
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	892	835
Depreciation and amortization	1,910	2,097
Amortization of intangible assets	99	99
Stock-based compensation expense	347	135
Net gains on sales of investment securities	(19)	(227)
Gains on sales of loans	(117)	(195)
Income on bank-owned life insurance, net	(201)	(63)
(Increase) decrease in:
Loans held for sale, net of gain	(273)	296
Accrued interest receivable	(727)	(732)
Prepaid expenses and other assets	433	5,421
Deferred income taxes	—	(712)
Increase (decrease) in:
Accrued expenses and other liabilities	2,899	3,688
Accrued interest payable	1,261	(223)
Change in income taxes	(94)	813
Net cash provided by operating activities	13,099	17,317
Cash flows from investing activities:
Net decrease in other short-term investments	—	8,200
Proceeds from sales of investment securities	8,569	1,405
Proceeds from maturities, calls and pay-downs of investment securities	15,744	24,997
Purchase of investment securities	(10,967)	(12,170)
Net increase in loans	(46,667)	(95,211)
Additions to premises and equipment, net	(4,137)	(1,629)
Proceeds from bank-owned life insurance policy withdrawals	1,901	—
Purchases of bank-owned life insurance	(9,897)	(939)
Net cash used in investing activities	(45,454)	(75,347)
Cash flows from financing activities:
Net increase in deposits	92,530	42,970
Net increase (decrease) in borrowed funds	(48,672)	12,971
Cash dividends paid	(1,603)	(1,788)
Proceeds from issuance of common stock	708	871
Proceeds from exercise of stock options	255	339
Tax benefit from exercise of stock options	20	—
Net cash provided by financing activities	43,238	55,363

Net increase/(decrease) in cash and cash equivalents	10,883	(2,667)
Cash and cash equivalents at beginning of period	38,381	57,270

Cash and cash equivalents at end of period	$49,264	$54,603

Supplemental financial data:
Cash Paid For:
Interest	$12,369	$7,132
Income taxes	4,053	3,372

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

(3)                     Stock-Based Compensation

The company currently has three individual stock incentive plans (the 1988 plan, the 1998 plan as amended in 2001, and the 2003 plan). No additional options or other rights of any kind may be granted under the 1988 plan. The remaining plans permit the Board of Directors under various terms to grant both incentive and non-qualified stock options, stock appreciation rights and other rights for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for the issuance of new shares of common stock with or without restrictions, to officers and other employees, directors and consultants. The plans allow for the issuance of a cumulative total of 2,024,746 new shares of common stock. As of September 30, 2006, 1,589,878 shares, net of forfeited and expired shares, have been issued, granted or awarded and 434,868 shares remain available for future grants under these plans.

To date the company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and stock compensation to directors. No options or other awards of any kind have been granted to consultants. Total stock-based compensation expense related to these plans was $95 thousand and $347 thousand for the three and nine months ended September 30, 2006, respectively. The total recognized tax benefit related to stock based compensation expense was $30 thousand and $101 thousand, for the three and nine months ended September 30, 2006, respectively.

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

On January 1, 2006, the company adopted Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), using the modified version of the prospective application method. Pursuant to this transition method, beginning in 2006 the company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, for which the requisite service has been rendered during the period for (1) stock options awards outstanding on January 1, 2006 and (2) stock awards issued subsequent to January 1, 2006. The compensation expense has been based on the grant-date fair value estimate of the awards as calculated under the original provisions of SFAS 123 for the pro forma disclosures. The company will recognize the remaining compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each grant).

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

As a result of adopting SFAS 123(R), the company recognized stock-based compensation expense related to stock option awards of $52 thousand and $191 thousand for the three and nine months ended September 30, 2006, respectively. Accordingly, income before taxes and net income for the three months ended September 30, 2006 were $52 thousand and $39 thousand lower, respectively, and for the nine months ended September 30, 2006 were $191 thousand and $153 thousand lower, respectively, than if the company had continued to account for stock-based compensation using the intrinsic value method. The impact on basic and diluted earnings per share for the three months ended September 30, 2006 was a reduction of $0.01 and $0.00 respectively. The impact on both basic and diluted earnings per share for the nine months ended September 30, 2006 was a reduction of $0.02. In addition, prior to the adoption of SFAS 123(R), the company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options in the consolidated statement of income are classified as financing cash flows.

As of September 30, 2006, there was $484 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.6 years.

In accordance with the modified prospective transition method, the company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) or SFAS 123. The pro forma table below reflects net income, basic and diluted earnings per share for the three and nine months ended September 30, 2005 had the company determined stock-based compensation expense based on the fair value at the grant date for its options under SFAS 123:

	Three months ended Sept. 30,	Nine months ended Sept. 30,
(Dollars in thousands, except per share data)	2005	2005
Net income as reported	$2,253	$6,085
SFAS 123 compensation cost, net of tax	(109)	(191)
Pro forma net income	$2,144	$5,894

Basic earnings per share as reported	$0.30	$0.82
Pro forma basic earnings per share	$0.29	$0.79

Diluted earnings per share as reported	$0.29	$0.79
Pro forma diluted earnings per share	$0.28	$0.77

Stock option transactions during the nine months ended September 30, 2006 are summarized as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	759,478	$11.35	4.62
Granted	9,000	16.91
Exercised	(67,875)	4.51
Forfeited	(5,696)	13.94
Outstanding at September 30, 2006	694,907	12.07	4.27	$2,670,730

Vested and Exercisable at September 30, 2006	457,342	$10.63	3.37	$2,405,546

The aggregate intrinsic value in the table above represents the difference between the closing price of the company’s common stock on September 30, 2006 and the exercise price, multiplied by the number of options. If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant. The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on September 30, 2006. The intrinsic value will change based on the fair market value of the company’s stock.

Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $23 thousand and $815 thousand, respectively. Cash received from option exercises was $28 thousand and $255 thousand for the three and nine months ended September 30, 2006, respectively. Cash received from option exercises for the three and nine months ended September 30, 2005 was $5 thousand and $339 thousand, respectively. The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $6 thousand and $20 thousand for the three and nine months ended September 30, 2006, respectively. In accordance with SFAS 123(R), this excess tax benefit has been classified under the heading “Cash flows from financing activities” in the Consolidated Statement of Cash Flows.

All options that have been granted under the plans generally become exercisable at the rate of 25% a year. In addition, options granted since June 2002 provide for full vesting upon attainment of age 62 while remaining employed with the bank. All options granted prior to 1998 expire 10 years from the grant date. Options granted from 1998 through 2004 expire 7 years from the grant date, and options granted in 2005 and 2006 expire 8 years from the grant date.

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

There were 9,000 options granted during the nine months ended September 30, 2006. The per share weighted average fair value of stock options granted in 2006 was determined to be $3.79. The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant. The average assumptions used in the model for the 2006 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.91%, 16%, 1.66% and 6, respectively. There were 236,300 options granted during the nine months ended September 30, 2005. The per share weighted average fair value of stock options granted in 2005 was determined to be $2.79. The weighted average fair value of the options was determined to be 20% of the market value of the stock at the date of grant. The average assumptions used in the model for the 2005 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.12%, 15%, 1.67% and 6, respectively. Refer to notes 1 and 9 to the consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 for assumptions used to estimate the fair value of options granted prior to 2005.

The expected volatility is the anticipated variability in the company’s share price over the expected life of the option. The company’s shares began trading on a public exchange in February 2005 and limited trading has occurred. Management determined the company’s expected volatility by reviewing the historical volatility of peer financial institutions and a banking index, in addition to reviewing the company’s own limited history.

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

Restricted Stock Awards

The company has granted one restrictive stock award, comprised of 17,500 shares, in September 2005. There were no restricted stock awards granted or forfeited during the nine months ended September 30, 2006. The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period. The shares granted vest twenty percent per year starting on the first anniversary date of the award. The weighted-average grant date fair value of the restricted stock awarded was $14.25 per share.

As of September 30, 2006, 3,500 shares have vested and 14,000 remain non-vested. For the three months ended September 30, 2006 and 2005, compensation expense recognized in association with the restricted stock award amounted to $12 and $4 thousand, respectively. For the nine months ended September 30, 2006, and 2005 compensation expense recognized in association with the restricted stock award amounted to $37 and $4 thousand, respectively. As of September 30, 2006, there was $195 thousand of related unrecognized compensation expense. That cost is expected to be recognized over a weighted average period of 4.0 years.

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

Director compensation expense amounted to $55 thousand for the three months ended September 30, 2006, compared to $59 thousand for the three months ended September 30, 2005. Included in the expense for the three months ended September 30, 2006 were cash fees of $31 thousand, which represented approximately 1,927 shares to be issued at the end of the fiscal year. Included in the expense for the three months ended September 30, 2005 were cash fees of $39 thousand, which represented approximately 2,596 shares that were issued in December 2005.

Director compensation expense amounted to $181 thousand for the nine months ended September 30, 2006, compared to $188 thousand for the nine months ended September 30, 2005. Included in the expense for the nine months ended September 30, 2006 were cash fees of $119 thousand, which represented approximately 7,506 shares to be issued at the end of the fiscal year. Included in the expense for the nine months ended September 30, 2005 were cash fees of $131 thousand, which represented approximately 8,794 shares that were issued in December 2005.

(4)                     Supplemental Retirement Plan

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan as of September 30, 2006:

(Dollars in thousands)	Three months ended September 30, 2006	Nine months ended September 30, 2006
Service cost	$135	$404
Interest cost	22	66
Net periodic benefit cost	$157	$470

The plan was established on July 15, 2005. The company anticipates accruing an additional $157 thousand to the plan during the remainder of 2006.

(5)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ should the assumptions and estimates used change over time.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three and nine months ended September 30th and the effect of those shares on earnings:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005
Basic weighted average common shares outstanding	7,691,407	7,515,734	7,644,641	7,437,712
Dilutive shares	149,171	215,682	167,027	238,244
Diluted weighted average common shares outstanding	7,840,578	7,731,416	7,811,668	7,675,956

Basic earnings per share	$0.32	$0.30	$0.88	$0.82
Effect of dilutive shares	(0.01)	(0.01)	(0.02)	(0.03)
Diluted earnings per share	$0.31	$0.29	$0.86	$0.79

At September 30, 2006, there were 16,000 outstanding stock options, which were excluded from the calculation of diluted earnings per share due to the exercise price exceeding the average market price. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(7)           Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, the company creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements. The estimated fair value of these commitments carried on the balance sheet was $52 thousand and $64 thousand at September 30, 2006 and 2005, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis and generally does not retain the servicing of these loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates. At September 30, 2006, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

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

Overview

The current interest rate environment and the highly competitive marketplace continue to present a growth and earnings challenge for the banking industry. At Enterprise Bancorp, Inc., this environment has contributed to slower loan and deposit growth and continued pressure on margin from rising funding costs. Despite these economic and industry issues, the company was pleased to report net income growth of 10% and 9% for the year-to-date and quarter-to-date September 30, 2006 results.

Composition of Earnings

Net income for the nine months ended September 30, 2006 amounted to $6.689 million compared to $6.085 million for the same period in 2005, an increase of 10%. Diluted earnings per share were $0.86 for the nine months ended September 30, 2006 compared to $0.79 for the same period in 2005, an increase of 9%. All prior period per share amounts have been adjusted to reflect the two-for-one stock split paid on June 30, 2006 in the form of a stock dividend.

Net income for the three months ended September 30, 2006 was $2.451 million, compared to $2.253 million during the third quarter of 2005, an increase of 9%. Diluted earnings per share were $0.31 for the quarter compared to $0.29 for third quarter 2005, an increase of 7%.

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

The company’s net income growth continues to result primarily from increases in net interest income performance, partially offset by increases in non-interest expense. Net interest income for the nine months ended September 30, 2006 amounted to $31.0 million compared to $27.8 million for the same period in 2005, an increase of 11%. The primary driver of net interest income growth over this period was loan growth, which increased 12% since September 30, 2005.

Net interest margin, the spread earned between interest-earning assets and the company’s funding sources, primarily deposits, was 4.79% for both the nine months ended September 30, 2006 and 2005. However, net interest margin for the three months ended September 30, 2006 was lower at 4.76% compared to 4.83% and 4.90% for the three months ended June 30, 2006 and September 30, 2005, respectively, reflecting the effects of a prolonged flat yield curve and increased competition.

Non-interest expense amounted to $24.5 million for the nine months ended September 30, 2006 compared to $22.3 million for the same period in 2005, an increase of 10%, and reflected the strategic and operational costs, such as salaries and benefits, occupancy and marketing/public relations, necessary to support the company’s continued growth.

Non-interest income was $5.1 million for the nine months ended September 30, 2006, an increase of $312 thousand or 7% over the comparable nine month period in 2005. The increase consisted primarily of strong growth in investment advisory fees and from other income, primarily tax credit income and bank-owned life insurance.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $892 thousand for the current year-to-date results compared to $835 thousand in the comparable period in 2005. Asset quality remained favorable during the year-to-date period with net charge-offs of 0.03% of average total loans or $221 thousand. The allowance for loan losses to total loans ratio was 1.70% at September 30, 2006 compared to 1.72% at December 31, 2005. The company’s management of credit risk is reviewed in more detail in this Item 2, under the heading “Asset Quality and the Allowance for Loan Losses.”

Financial Position

Total assets amounted to $972.8 million at September 30, 2006, an increase of 6% since December 31, 2005.

The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans increased 7% since December 31, 2005 compared to 17% for the same period in 2005 and amounted to $746.6 million or 77% of total assets. Commercial loans amounted to $636.8 million or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. Total investments amounted to $142.9 million at September 30, 2006, or 15% of total assets. The portfolio has declined 9% since December 31, 2005 as investment portfolio cash flow (proceeds from sales, maturities, calls and principal paydowns) has been utilized to fund loan growth.

From a funding perspective, management’s strategy is to grow low cost deposits (primarily checking accounts). Asset growth in excess of low cost deposits is then funded through higher cost deposits (certificates of deposit and money market / savings products), brokered deposits, repurchase agreements, Federal Home Loan Bank of Boston borrowings (“FHLB borrowings”), and investment portfolio cash flow.

Prior to the fourth quarter of 2005, the company’s funding needs were met primarily through internally generated low and high cost commercial and retail deposits. In the fourth quarter of 2005, a combination of strong commercial loan growth and slower deposit growth, resulted in the company increasing its external funding use, primarily through brokered deposits and FHLB borrowings.

At September 30, 2006, non-brokered deposit growth was $18.9 million, or 2%, since December 31, 2005, compared to $43.0 million, or 6%, for the comparable nine month period in 2005. The company utilized non-brokered deposits along with brokered deposits, repurchase agreements, FHLB borrowings, and investment portfolio cash flow to fund loan growth of $46.8 million or 7%.

At September 30, 2006, the company had $83.6 million in brokered term deposits (“brokered CDs”) and $3.3 million in FHLB borrowings compared to $10.0 million in brokered CDs and $57.9 million in FHLB borrowings at December 31, 2005.

At September 30, 2006, total deposits, which included brokered CDs, amounted to $867.9 million, representing 12% growth over December 31, 2005. Total deposits, excluding brokered CDs, amounted to $784.3 million at September 30, 2006, representing 2% growth over December 31, 2005.

Opportunities and Risks

The company’s primary market is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area. Management continually strives to differentiate the company from competitors by providing highly competitive commercial banking, investment, and insurance products delivered through prompt and personal service based on management’s familiarity and understanding of the banking and other financial service needs of its customers, which include businesses, professionals, and consumers.

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

Despite these challenges, the company has been successful in growing its commercial loan portfolio. Management believes this growth is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations and continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

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

The company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the company for an extended period. The plan establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.

Financial Condition

Total assets increased $54.3 million, or 6%, over December 31, 2005, to $972.8 million at September 30, 2006. The increase was primarily attributable to increases in total loans and short-term investments.

Short-term investments

As of September 30, 2006, short-term investments amounted to $20.9 million, or 2% of total assets compared to $5.4 million, or 1% of total assets, at December 31, 2005. The increase in short-term investments resulted from temporary deposit inflows at the end of September. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.

Investments

At September 30, 2006, the investment portfolio’s fair market value was $142.9 million, representing a decline of $13.6 million since December 31, 2005. The fair market value of the investment portfolio represented 15% and 17% of the total assets at September 30, 2006 and December 31, 2005 respectively. The decline in the investment portfolio over the prior period was due to the cash flows being utilized primarily to fund loan growth rather than reinvest back into the portfolio.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Federal agency obligations (1)	$15,272	$15,202
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	64,295	77,143
Municipal securities	54,830	54,915
Equity securities	6,684	5,056
Available-for-sale securities	$141,081	$152,316

Certificates of deposit	1,015	1,000
Federal Home Loan Bank stock (2)	840	3,205
Total investments	$142,936	$156,521

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

From time-to-time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits. The fair value of securities pledged as collateral was $25.9 million and $14.4 million at September 30, 2006 and December 31, 2005 respectively. Securities designated as qualified collateral for FHLB borrowing capacity amounted to $54.5 million and $81.2 million at September 30, 2006 and December 31, 2005 respectively.

The net unrealized loss on the portfolio at September 30, 2006 was $1.2 million compared to a net unrealized loss of $1.1 million at December 31, 2005. The decrease in fair market value was primarily due to higher market interest rates in the current period over the prior periods. The net unrealized gains/losses in the company’s fixed income portfolio fluctuate as interest rates rise and fall. Due to the fixed rate nature of the portfolio, as rates rise, or the securities approach maturity, the market value of the portfolio declines, and as rates fall the value of the portfolio rises. The net unrealized gains/losses in the company’s equities portfolio fluctuate based on the performance of the individual equities that comprise the portfolio.

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

Loans

Total loans were $746.6 million, or 77% of total assets, at September 30, 2006, an increase of $46.8 million, or 7% compared to December 31, 2005.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$356,290	47.7%	$326,963	46.6%
Commercial and industrial	162,375	21.7%	165,982	23.7%
Commercial construction	118,129	15.8%	108,048	15.4%
Total Commercial loans	$636,794	85.2%	$600,993	85.7%

Residential mortgages	59,415	7.9%	47,207	6.7%
Residential construction	4,390	0.6%	4,154	0.6%
Home equity	42,274	5.6%	44,444	6.4%
Consumer	4,241	0.6%	3,986	0.6%
Loans held for sale	657	0.1%	267	0.0%
Gross loans	$747,771	100.0%	$701,051	100.0%
Deferred fees, net	(1,209)		(1,325)
Total loans	746,562		699,726
Allowance for loan losses	(12,721)		(12,050)
Net loans	$733,841		$687,676

The company’s primary lending focus is on the development of high quality commercial real estate, commercial construction and commercial and industrial lending relationships with businesses, corporations, partnerships, non-profit organizations, professionals and individuals.

Commercial real estate loans were $356.3 million at September 30, 2006, compared to $327.0 million at December 31, 2005, an increase of $29.3 million or 9%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans totaled $162.4 million at September 30, 2006, compared to $166.0 million at December 31, 2005, a decrease of $3.6 million or 2%.  Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial loans are loans under various U.S. Small Business Administration programs amounting to $9.0 million at September 30, 2006 and $8.2 million at December 31, 2005.

Commercial construction loans amounted to $118.1 million at September 30, 2006, compared to $108.0 million at December 31, 2005, an increase of $10.1 million or 9%.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At September 30, 2006 the company had commercial loan balances participated out to various banks amounting to $8.6 million, compared to $9.0 million at December 31, 2005.  These balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried at the company’s pro rata share of ownership and amounted to $16.4 million and $18.8 million at September 30, 2006 and December 31, 2005, respectively.  The company performs an independent credit analysis of each commitment prior to participation in the loan.

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

Management regularly monitors these factors, as well as levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio, through ongoing credit reviews by the credit department, an external loan review service, reviews by members of senior management and the Loan and Executive Committees of the Board of Directors.

The credit risk inherent in the loan portfolio is quantified through the allowance for loan losses, which is primarily increased through the provision for loan losses as a direct charge to earnings.   Management determined that the allowance for loan losses of $12.7 million, or 1.70% of total loans at September 30, 2006, was adequate to absorb reasonably anticipated losses due to the credit risk associated with the loan portfolio at that date.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The following table sets forth non-performing assets at the dates indicated:

(Dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005

Non-accrual loans	$1,966	$1,475	$1,751
Accruing loans > 90 days past due	10	1	15
Total non-performing loans	1,976	1,476	1,766
Other real estate owned	—	—	—
Total non-performing assets	$1,976	$1,476	$1,766

Total Loans	$746,562	$699,726	$665,570

Allowance for loan losses	$12,721	$12,050	$11,759

Non-performing assets: Total assets	0.20%	0.16%	0.19%
Non-performing loans: Total loans	0.26%	0.21%	0.27%
Loans 60-89 days past due: Total loans	0.02%	0.01%	0.13%
Allowance for loan losses: Non-performing loans	643.78%	816.40%	665.86%
Allowance for loan losses: Total loans	1.70%	1.72%	1.77%

Total non-performing loans were $2.0 million at September 30, 2006 compared to $1.5 million and $1.8 million at December 31, 2005 and September 30, 2005, respectively.  Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Total impaired loans were $1.9 million at September 30, 2006 compared to $1.5 million and $1.4 million at December 31, 2005 and September 30, 2005, respectively.

The ratio of non-performing loans to total loans remained relatively consistent at 0.26% as of September 30, 2006, compared to 0.21% and 0.27% at December 31, 2005 and September 30, 2005, respectively. Short-term fluctuations are not uncommon with this ratio and the increase since December 2005 is not considered significant.  The classification of a loan as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

The ratio of delinquent loans 60-89 days past due as a percentage of total loans increased to 0.02% at September 30, 2006, from 0.01% at December 31, 2005 and decreased from 0.13% at September 30, 2005.  Management does not consider the increase to be significant.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the company’s market area or deterioration in the local, regional or national economic conditions could negatively impact the company’s level of non-performing assets in the future.

The allowance for loan losses to total loan ratio was 643.78% at September 30, 2006 compared to 816.40% and 665.86% at December 31, and September 30, 2005, respectively.  The ratio is consistent with September 30, 2005 and has decreased since December 31, 2005.  The December ratio reflects the low level of non-performing loans at that time.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2006	2005

Balance at beginning of year	$12,050	$10,923

Charged off	(420)	(99)
Recovered	199	100

Net loans (charged off)/recovered	(221)	1
Provision charged to operations	892	835
Balance at September 30	$12,721	$11,759

Annualized net loans charged-off: Average loans outstanding	(0.04)%	0.00%

Net loans (charged-off)/recovered during the nine months ended September 30, 2006 and 2005 were ($221 thousand) and $1 thousand, respectively.  The provision for loan losses for the nine months ended September 30, 2006 and 2005 was $892 thousand and $835 thousand, respectively.  The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

Deposits

Total deposits amounted to $867.9 million at September 30, 2006 compared to $775.4 million at December 31, 2005.  The increase of $92.5 million, or 12%, primarily resulted from an increase in brokered CDs of $73.6 million and temporary deposit inflows at the end of September.  Total non-brokered deposits grew 2% through September 30, 2006 compared to December 31, 2005.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2006		December 31, 2005
(Dollars in thousands)	Amount	Percent	Amount	Percent

Demand deposits	$168,289	19.4%	$173,804	22.4%
Interest bearing checking	164,258	18.9%	171,611	22.1%
Total checking	332,547	38.3%	345,415	44.5%

Retail savings/money markets	134,412	15.5%	151,969	19.6%
Commercial savings/money markets	136,416	15.7%	115,126	14.9%
Total savings/money markets	270,828	31.2%	267,095	34.5%

Certificates of deposits	180,955	20.9%	152,889	19.7%
Total non-brokered deposits	784,330	90.4%	765,399	98.7%

Brokered certificates of deposits	83,587	9.6%	9,988	1.3%

Total deposits	$867,917	100.0%	$775,387	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings amounted to $10.0 million at September 30, 2006 compared to $58.6 million at December 31, 2005.  The decrease in the balance at September 30, 2006 primarily resulted from the increased use of brokered CDs, beginning in the fourth quarter of 2005, as an alternative funding source under the company’s liquidity management strategy.

Accounting Rule Changes

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

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Management has not yet determined the impact that adoption EITF No. 06-4 will have on the company’s financial position or results of operation.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance regarding the approach companies must use to quantify the materiality of financial misstatements after considering all relevant quantitative and qualitative factors.  The approach requires assessing the impact of correcting misstatements, including the carryover and reversing effects of cumulative prior year misstatements, on the current financial statements.  SAB 108 permits companies to apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities, with an offsetting adjustment to retained earnings, as of the beginning of the fiscal year of adoption.  SAB 108 is required to be applied in the company’s annual financial statements covering the fiscal year ending December 31, 2006.  Management does not anticipate that the application of SAB 108 will have an impact on the company’s financial position or results of operation.

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

The company funds earning assets with deposits, brokered CDs, repurchase agreements, FHLB borrowings, commercial lines of credit, junior subordinated debentures and earnings.  In the fourth quarter of 2005, the company began using brokered CDs as an alternative to FHLB borrowings.  The advantage of brokered CD funding is that no collateral is required.  A disadvantage is that funding usually takes a week to complete, whereas FHLB borrowings are usually immediately available.

At September 30, 2006, the bank had the capacity to borrow up to $444 million in additional funds.  Management believes that the company has adequate liquidity to meet its commitments.

Capital Resources and Dividends

As of September 30, 2006, both the company and the bank qualify as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of September 30, 2006 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$88,633	11.22%	$63,220	8.00%	$79,026	10.00%

Tier 1 Capital (to risk weighted assets)	$78,635	9.95%	$31,610	4.00%	$47,415	6.00%

Tier 1 Capital (to average assets)	$78,635	8.32%	$37,788	4.00%	$47,235	5.00%*

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

Prior to 2006, dividends were paid once a year.  In 2006, the company began paying quarterly dividends.  Quarterly dividends of $0.07 per share were paid in March, June and September.  Shareholders utilized the DRP to reinvest $708 thousand, of the $1.6 million paid by the company during the nine months ended September 30, 2006, into 43,544 shares of the company’s common stock.

On October 17, 2006, the company announced a quarterly dividend of $0.07 to be paid on December 1, 2006 to shareholders of record as of November 10, 2006. On an annualized basis, year-to-date dividends represent a 17% increase over the prior year’s annual dividend.

On June 30, 2006, the company issued 3,842,015 shares in a two-for-one stock split paid in the form of a stock dividend.

Results of Operations

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005

Unless otherwise indicated, the reported results are for the three months ended September 30, 2006 with the “comparable period” and “prior period” being the three months ended September 30, 2005.

The company reported third quarter 2006 net income of $2.451 million compared to $2.253 million during the third quarter of the prior year, an increase of 9%.  Diluted earnings per share were $0.31 for the quarter compared to $0.29 for the prior period, an increase of 7%.

Net Interest Income

The company’s net interest income was $10.5 million, an increase of $655 thousand, or 7%.  Total interest and dividend income for the 2006 period increased by $3.2 million, while total interest expense for the period increased $2.6 million.

Tax equivalent net interest margin decreased to 4.76% for the quarter ending September 30, 2006 from a margin of 4.90% in the prior period.  The 14 basis point decrease was primarily due to an increase of 106 basis points in the cost of funds resulting from the use of higher costing deposits and borrowed funds and the increase in market interest rates, partially offset by an increase in the yield on interest earning assets, of 90 basis points, resulting from recent rising market rates, particularly the prime lending rate.

Interest Income

Interest income amounted to $15.6 million, an increase of $3.2 million, or 26%, compared to $12.4 million in the prior period.  The increase resulted primarily from a 90 basis point increase in the average tax equivalent yield on interest earning assets and to a slightly lesser degree, from a 9% increase in the average balance of interest earning assets.

The primary factor in the increase in the average tax equivalent yield on interest earning assets was the 88 basis point increase in loan yields to 7.48%, due to higher market rates during the period. The growth in the average balance of interest earning assets was primarily due to a $102.5 million, or 16%, increase in the average loan balance.  Interest income on loans amounted to $14.0 million, an increase of $3.4 million over the prior period.

The tax equivalent yield realized on investments increased 33 basis points to 4.82%, due to increases in market interest rates, slower prepayments and the maturity of lower yielding securities. The average balance of investment securities and short-term investments (together “investments”) decreased $25.7 million, or 14%, to $153.5 million.  This decrease was primarily due to maturities and paydowns of investments, which were redeployed to fund loan growth.  Investment income amounted to $1.6 million, a decrease of $148 thousand compared to the same period in the prior year.

Interest Expense

Interest expense amounted to $5.1 million, an increase of $2.6 million compared to the prior period.  The increase resulted primarily from a 106 basis point increase in the average cost of funds on deposits and borrowings, due to increased market rates, and a 9% increase in the average balance of deposits and borrowings, primarily in higher costing CD products.

Interest expense on interest checking, savings and money market accounts increased $559 thousand over the comparable period, to $1.8 million.  This increase resulted from a 61 basis point increase in the average cost of interest checking, savings and money market accounts.  This increase in interest expense was partially offset by a slight reduction in the average balance on these accounts.

Interest expense on certificates of deposit increased $2.0 million over the comparable period, to $2.9 million.  The average balance of certificates of deposit increased $121.0 million, or 86%, over the prior period to $261.7 million. The increase in the average CD balance resulted primarily from the increase in brokered CDs that the company utilized as an alternative to FHLB borrowings, and to a lesser degree to internally generated CD growth.  Brokered CD balances averaged $82.3 million and $0 for the quarters ended September 30, 2006 and 2005, respectively. The average cost of CDs also increased 197 basis points over the prior period, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $26 thousand from the same period last year.  The average balance of borrowed funds, primarily FHLB borrowings, decreased $6.3 million to $7.3 million, as the company began to utilized brokered CDs in the fourth quarter of 2005 and decreased FHLB borrowings. The average cost of borrowed funds increased 163 basis points due to an increase in market interest rates.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2006 and September 30, 2005, respectively.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$741,793	$13,991	7.48%	$639,264	$10,627	6.60%	$3,364	$1,706	$1,418	$240
Investments (2) (3)	153,530	1,607	4.82%	179,264	1,755	4.49%	(148)	(289)	148	(7)
Total interest earnings assets	895,323	15,598	7.03%	818,528	12,382	6.13%	3,216	1,417	1,566	233

Other assets	58,690			54,199

Total assets	$954,013			$872,727

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$428,550	1,841	1.70%	$468,411	1,282	1.09%	559	(110)	720	(51)
Certificates of deposits (4)	261,706	2,881	4.37%	140,719	853	2.40%	2,028	732	699	597
Borrowed funds	7,301	95	5.16%	13,602	121	3.53%	(26)	(56)	56	(26)
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	708,382	5,111	2.86%	633,557	2,550	1.60%	2,561	566	1,475	520

Net interest rate spread (2)			4.17%			4.53%

Demand deposits	166,519	—		167,693	—
Total deposits and borrowings	874,901	5,111	2.32%	801,250	2,550	1.26%

Other liabilities	6,862			6,636
Total liabilities	881,763			807,886

Stockholders’ equity	72,250			64,841

Total liabilities and stockholders’ equity	$954,013			$872,727

Net interest income		$10,487			$9,832		$655	$851	$91	$(287)

Net interest margin (2)			4.76%			4.90%

(1)          Average loans include non-accrual loans and are net of average deferred loan fees.

(2)          Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect, which was not included in the interest amount above, was $241 and $258 for the periods ended September 30, 2006 and September 30, 2005, respectively.

(3)          Investments include investment securities and total short-term investments.

(4)          Certificates of deposits include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $375 thousand for the three months ended September 30, 2006 and $360 thousand for the same period in 2005.

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

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses, see “Financial Condition - Asset Quality and the Allowance for Loan Losses” above and in the company’s 2005 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income increased $108 thousand, or 6%, over the comparable period, to $1.9 million.  The increase was primarily attributable to increases in investment advisory fees, partially offset by a decrease in net gains on sales of  loans.

Investment advisory fees increased by $142 thousand, or 24%, for the three months ended September 30, 2006 compared to the same period in 2005. The change resulted from new business generated and a restructured fee schedule which was put in place in 2005.

Net gain on sales of loans decreased $59 thousand for the three months ended September 30, 2006 over the same period in 2005. This decrease was due to a reduction in the volume of fixed rate residential mortgage loans originated and subsequently sold compared to the prior period. Fixed rate residential mortgage originations were higher in the prior period due to the lower interest rates during that period.

Non-Interest Expense

Non-interest expense increased $395 thousand, or 5%, compared to the prior period and amounted to $8.1 million.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy expenses, and advertising and public relations expenses.

Salaries and employee benefits increased $99 thousand, or 2%, compared to the prior period.  The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and the additional expense related to employee stock compensation, but were partially offset by a reduction in accruals related to performance-based incentive compensation.

Occupancy expenses increased $167 thousand, or 12%, over the comparable period.  The increase primarily resulted from infrastructure expenditures necessary to support the company’s growth.

Advertising and public relations expenses increased $120 thousand, or 58%, compared to the prior period. The increase was primarily related to additional advertising due to market expansion.

Results of Operations
Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2006 with the “comparable period” and “prior year” being the nine months ended September 30, 2005.

The company reported net income of $6.689 million compared to $6.085 million in the prior year, an increase of 10%.  Diluted earnings per share were $0.86 for the nine months ended September 30, 2006 compared to $0.79 for the prior year, an increase of 9%.

Net Interest Income

The company’s net interest income was $31.0 million, an increase of $3.2 million or 11%.  The increase in net interest income was due primarily to a 20% increase in average loan balances. Total interest and dividend income for the 2006 period increased by $9.9 million, while total interest expense for the period increased $6.7 million.

Tax equivalent net interest margin was 4.79% for the nine months ended September 30, 2006 and 2005. The 2006 year to date net interest margin reflects a slight decrease in the margin from 4.82% for the year ended December 31, 2005.  The year to date tax equivalent net interest margin through September 30, 2006 was impacted by a 90 basis point increase in the yield earned on interest earning assets, essentially offset by a 94 basis point increase in the average cost of total deposits and borrowing.  The increases were due primarily to increases in market interest rates and the competitive deposit environment.

Interest Income

Interest income amounted to $44.6 million, an increase of $9.9 million, or 28%, compared to $34.7 million in the prior year.  The increase resulted from both an 11% increase in the average balance of interest earning assets and a 90 basis point increase in the average tax equivalent yield on interest earning assets.

The primary factor in the average interest earning assets growth was an increase of $120.7 million, or 20%, in average loan balances to $726.3 million.  Higher market rates during the period resulted in average loan yields increasing 89 basis points over the prior year to 7.33%. Interest income on loans amounted to $39.8 million, an increase of $10.6 million over the prior year.

The benefit derived from growth in the average loan balance, was partially offset by a decrease of $34.0 million, or 18%, in the average balance of investment securities and short-term investments (together “investments”) to $158.3 million for the period ended September 30, 2006.  This decrease was primarily due to maturities and paydowns of investments, which were utilized to fund loan growth.  However, the tax equivalent yield realized on investments increased 27 basis points to 4.67%, due to increases in market interest rates, slower prepayments and the maturity of lower yielding securities.  Investment income amounted to $4.8 million, a decrease of $758 thousand compared to the same period in the prior year.

Interest Expense

Interest expense amounted to $13.6 million, an increase of $6.7 million compared to $6.9 million in the prior year.  The increase resulted primarily from a 94 basis point increase in the average cost of funds on deposits and borrowings, due to increased market rates and to a lesser degree to a $79.6 million increase in the average balance of deposits and borrowings, primarily in the higher costing CD products.

Interest expense on interest checking, savings and money market accounts increased $1.8 million over the prior year, to $5.2 million. This increase primarily resulted from a 60 basis point increase in the cost of average interest checking, savings and money market accounts.  This increase in interest expense was somewhat offset by a slight reduction in the average balance on these accounts of $22.3 million for the nine months ended September 30, 2006.  The average balance of $437.1 million comprised 51% of average total deposits and borrowings, compared to 59% in the prior year period.

Interest expense on certificates of deposits increased $4.5 million over the prior year, to $6.8 million.  The average balance of certificates of deposit increased $89.8 million, or 65%, to $227.8 million.  The increase in the average CD balance resulted  primarily from the increase in brokered CDs that the company utilized as an alternative to FHLB borrowings and to a lesser degree to internally generated CD growth.  Brokered CD balances averaged $58.4 million and $0 for the nine months ended September 30, 2006 and 2005, respectively. The average cost of total CDs increased 180 basis points over the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $414 thousand over the comparable period.  The average balance of borrowed funds, primarily FHLB borrowings, increased $7.7 million to $21.3 million, as the company utilized borrowings as another funding vehicle to support growth in the loan portfolio. The use of brokered CDs as an alternative to FHLB borrowings began in the fourth quarter of 2005.  The average cost of borrowed funds increased 149 basis points due to the increase in market interest rates.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest earning assets and interest bearing liabilities affected interest income and expense during the nine months ended September 30, 2006 and September 30, 2005, respectively.  For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE INTEREST RATES
	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005			Changes due to
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$726,263	$39,802	7.33%	$605,611	$29,171	6.44%	$10,631	$5,812	$4,031	$788
Investments (2) (3)	158,277	4,815	4.67%	192,300	5,573	4.40%	(758)	(1,123)	389	(24)
Total interest earnings assets	884,540	44,617	6.85%	797,911	34,744	5.95%	9,873	4,689	4,420	764

Other assets	53,797			52,671

Total assets	$938,337			$850,582

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$437,068	5,223	1.60%	$459,421	3,451	1.00%	1,772	(167)	2,062	(123)
Certificates of deposits (4)	227,780	6,798	3.99%	138,023	2,263	2.19%	4,535	1,470	1,858	1,207
Borrowed funds	21,335	726	4.55%	13,635	312	3.06%	414	176	152	86
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%	—	—	—	—
Total interest bearing deposits and borrowings	697,008	13,630	2.61%	621,904	6,909	1.48%	6,721	1,479	4,072	1,170

Net interest rate spread (2)			4.24%			4.47%

Demand deposits	164,383	—		159,886	—
Total deposits and borrowings	861,391	13,630	2.12%	781,790	6,909	1.18%

Other liabilities	6,581			5,375
Total liabilities	867,972			787,165

Stockholders’ equity	70,365			63,417

Total liabilities and stockholders’ equity	$938,337			$850,582

Net interest income		$30,987			$27,835		$3,152	$3,210	$348	$(406)

Net interest margin (2)			4.79%			4.79%

(1)             Average loans include non-accrual loans and are net of average deferred loan fees.

(2)             Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect, which was not included in the interest amount above, was $725 and $779 for the periods ended September 30, 2006 and September 30, 2005, respectively.

(3)             Investments include investment securities and total short-term investments.

(4)             Certificates of deposits include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $892 thousand for the nine months ended September 30, 2006 and $835 thousand for the same period in 2005.

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

Non-Interest Income

Non-interest income increased $312 thousand, or 7%, over the comparable period, to $5.1 million.  The increase was primarily attributable to increases in investment advisory fees and other income, offset by a decrease in net gains on sales of investment securities.

Investment advisory fees increased by $316 thousand, or 19%, for the nine months ended September 30, 2006 compared to the same period in 2005. The change resulted from new business generated, and a restructured fee schedule which was put in place in 2005.

The “other” income category includes electronic banking fees, commercial letter of credit fees, check printing fees, income related to bank-owned life insurance, purchased state tax credits, and miscellaneous income. Increases in other income over the prior year related to $177 thousand in bank-owned life insurance, income of $62 thousand from the purchase of state tax credits and $59 thousand in income generated from the commercial sweep product.  These increases were partially offset by decreases in merchant and electronic banking fee income in the current year, due to the 2005 sale of a merchant credit card services portfolio.

Net gains on sales of investment securities decreased $208 thousand and were $19 thousand for the current period compared to $227 thousand in the prior year.

Non-Interest Expense

Non-interest expense increased $2.3 million, or 10%, compared to the prior year and amounted to $24.5 million.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy and advertising and public relations expenses.

Salaries and employee benefits increased $1.4 million, or 11%, compared to the prior year. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and the additional expense related to employee stock compensation, but were partially offset by a reduction in accruals related to performance-based incentive compensation.

Occupancy expenses increased $348 thousand, or 8%, over the prior year.  The increase primarily resulted from infrastructure expenditures necessary to support the company’s growth.

Advertising and public relations expenses increased $302 thousand, or 46%, compared to the prior year. The increase was primarily related to additional advertising due to market expansion and the company’s branding initiative that began in the latter half of 2005.

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

In addition, on an annual basis management runs several alternative simulations used to further evaluate the interest rate sensitivity inherent in the existing balance sheet.  These simulations include an Economic Value of Equity (“EVE”) analysis in which the balance sheet is marked to market and then shocked up and down by 200 basis points.  EVE is performed to evaluate the sensitivity of the company’s net equity to changing interest rate environments.  The company also runs simulations that include balance sheet growth and certain alternative curve scenarios such as steep, flat or inverted yield curves, again to further evaluate or enhance, the quarterly simulations.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

At September 30, 2006 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

Under the company’s current balance sheet position, margin generally performs better in a rising rate environment, while it generally decreases when the yield curve is flat, inverted or declining.

Under a flat yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the company’s ability to fund asset growth through lower cost deposits.  However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime rate will initially result in the company’s asset yields re-pricing more quickly than funding costs.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended September 30, 2006) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2006.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2006.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Exhibit No. and Description

10.52       Enterprise Bank and Trust Company Executive Supplemental Life Insurance Plan, adopted April 5, 2006

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

ENTERPRISE BANCORP, INC.

DATE: November 9, 2006	By:	/s/ James A. Marcotte
James A. Marcotte

Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial Officer)