Form 10-K
period 2006-12-31
ENTERPRISE BANCORP INC /MA/
filed 2007-03-16
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒  ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐  TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(978) 459-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $.01 par value per share	Nasdaq Global Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.            ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                              ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐                                                   Accelerated filer  ☒                                              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           ☐  Yes   ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $96,255,023, as of June 30, 2006

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 5, 2007, Common Stock - Par Value $0.01: 7,767,580 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 1, 2007 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.                                   Business

THE COMPANY

General

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, which operates as the parent holding company of Enterprise Bank and Trust Company (the “bank”). Substantially all of the company’s operations are conducted through the bank.  The bank, a Massachusetts trust company, has three wholly owned subsidiaries, Enterprise Insurance Services, LLC, Enterprise Investment Services, LLC, and Enterprise Security Corporation, organized for the purposes of engaging in insurance sales activities, offering non-deposit investment products and services and investing in equity securities on its own behalf and not as a broker, respectively.

Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan and deposit products, investment advisory services, trust and insurance services.  The services offered through the bank and subsidiaries are managed as one strategic unit and represent the company’s only reportable operating segment.

The company’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts. The company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire.  The company has fourteen full service branch banking offices located in the Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Tewksbury, and Westford; and in Salem, New Hampshire which serve those cities and towns as well as the surrounding communities. The company recently received regulatory approval to establish a new branch in the city of Methuen, Massachusetts, and expects to open the facility for business in late 2007.

The company endeavors to expand market share in existing markets and to pursue strategic growth through expansion into neighboring markets. Management believes the company’s business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of commercial banking and investment management services in its growing market area.  Management continually strives to differentiate the company from competitors by providing highly competitive commercial banking, investment, and insurance products delivered through prompt, responsive and personal service based on management’s familiarity and understanding of the banking and other financial service needs of its customers.  Management seeks to hire, develop and retain highly motivated top professionals who understand the communities in which the bank operates as well as the local banking environment.

Lending

General

The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial lending relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made by the company to businesses include commercial mortgage loans, construction loans, secured and unsecured commercial loans and lines, and standby letters of credit.  The company also originates equipment lease financing for businesses.  Loans made to individuals include residential mortgage loans, home equity loans, residential construction loans, secured and unsecured personal loans and lines of credit and mortgage loans on investment and vacation properties.

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

In addition, a management loan review committee, consisting of senior lending officers and loan review personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the company’s internal “watch asset list” and classified loan report.  A loan committee, consisting of seven outside members of the board of directors, and two executive officers who are also members of the board of directors, reviews current portfolio statistics, new credits, construction loan reviews, loan delinquencies, allowance for loan losses and watched assets, as well as current market conditions and issues relating to the construction and real estate development industry.

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

At December 31, 2006, the bank’s statutory lending limit, based on 20% of capital, to any individual borrower was approximately $17.4 million, subject to certain exceptions provided under applicable law.

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

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies, as well as unsecured loans and lines to financially strong borrowers.  These commercial loans may be secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted, generally with fixed initial periods of one to three years.  Commercial and industrial loans have average repayment periods of one to seven years.

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

Residential Loans

The company originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, second homes or investment properties. Loan to value limits vary up to 97%, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition the company provides financing for the construction of owner occupied residences.

Residential mortgage loans made by the company have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell or hold residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse.

Home Equity Loans and Lines of Credit

Home equity loans are originated for the company’s portfolio for one-to-four family residential properties with maximum original loan to values ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortizations ranging from three to fifteen years and are generally offered at fixed rates of interest.

Home equity lines are originated for the company’s portfolio for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime rate as published in the Wall Street Journal. Some home equity lines may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the loans are interest only payments. At the end of ten years the line is frozen to future advances and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

Risk Elements and Allowance for Loan Losses

Information regarding the company’s risk elements and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Risk Elements/Asset Quality” and “Allowance for Loan Losses”, contained in the section “Financial Condition”, and under the heading “Allowance for Loan Losses”, which is contained in the “Critical Accounting Estimates” section of Item 7.

Investment Activities

The company’s investment activity is an integral part of the overall asset-liability management program of the company.  The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.  The securities in which the company may invest are limited by regulation.  In addition, the company has an internal investment policy which restricts investments to the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and state, county and municipal securities (“Municipals”), all of which must be considered investment grade by a recognized rating service.  The company also invests in certificates of deposit and, within prescribed regulatory limits, in publicly traded equity securities and registered mutual funds.  The bank is also required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold.  Other short-term investments not classified as cash equivalents may consist of auction rate preferred securities, which typically have redemption (auction) dates of up to forty-nine days, but cannot readily be converted to cash at par value until the next successful auction.  The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets and/or capital.   The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

Investment transactions, portfolio allocations and projected cash flows are prepared monthly and presented to the company’s Asset-Liability Committee of the Board of Directors (“ALCO”) on a periodic basis.  ALCO is comprised of five outside directors and three executive officers of the company who are also directors, with various management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. ALCO performs an in-depth review of the company’s asset-liability strategy.  The credit rating of each debt security or obligation in the portfolio is closely monitored by management and presented, at least annually, to the ALCO, along with a detailed evaluation of the company’s municipal securities portfolio.

Source of Funds

Deposits

Deposits have traditionally been the principal source of the company’s funds.  The company offers a broad selection of deposit products to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit.  The company also offers commercial checking, business and municipal savings accounts, money market and business sweep accounts, and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.

Terms on certificates of deposit range from overnight to thirty months.  The company has offered premium rates on specially designated products from time to time in order to promote new branches and to attract customers.  In addition, the company may use brokered certificates of deposit as an alternative to borrowing funds from the FHLB.

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

Borrowed Funds

The bank is a member of the FHLB.  This membership enables the bank to borrow funds from the FHLB based on the pledge of qualifying collateral balances, including certain residential loans, commercial loans and U.S. Government and Agency securities.  The company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the company’s asset-liability management program.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio, with terms typically ranging from overnight to six months. These repurchase agreements represent a cost competitive funding source for the company.  Interest rates paid by the company on these repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction.

Junior Subordinated Debentures

In March 2000 the company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the company’s 10.875% Junior Subordinated Debentures that mature in 2030 and are callable beginning in 2010.

Pursuant to Financial Interpretation No. 46R, issued by the Financial Accounting Standards Board in December 2003, the company carries the $10.8 million of Junior Subordinated Debentures on the company’s financial statements as borrowed funds, with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the company’s financial statements.

Investment Advisory Group

The company provides a range of investment advisory and management services to individuals, family groups, businesses, trusts, foundations, nonprofit organizations, endowments and retirement plans.  These services include a combination of securities brokerage services through a third party service arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, and fee only investment advisory and trust services for management of equity and fixed income portfolios. Portfolios are managed based on the individual investment objectives of each client.

The company’s Investment Advisory Group utilizes an open-architecture, “manager of managers” approach to client investment management.  The philosophy is to identify and hire highly competitive outside mutual fund companies and investment management firms on behalf of our clients.  The company performs a detailed search and due diligence review based on an objective analysis of each fund’s historic returns, management, longevity, investment style, risk profile, and other criteria. The company identifies and hires the best service providers and maintains ongoing oversight and monitoring of their performance. This rigorous due diligence enables the company to customize sound investment portfolios that meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party arrangement with HUB International New England, LLC (“HUB”), a full service insurance agency, with offices in Massachusetts and New Hampshire. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the company’s market area.

Internet Banking

The company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail and commercial customers.  Major internet banking capabilities include the following: balance inquiry; internal transfers; loan payments; ACH origination; federal tax payments; placement of stop payments; access to images of checks paid; as well as access to prior period  account statements.  In addition, commercial customers may take advantage of remote deposit capture service and have the ability to initiate requests for wire transfers online.

Company Website

The company currently uses an outside vendor to design, support and host its internet website.  The underlying structure of the site provides for dynamic maintenance of the information by company personnel.  The site provides information on the company and its services, as well as providing the access point to various specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; loan and deposit rates; calculators; an ATM/Branch Locator/Map; and investor and corporate information, which includes a corporate governance page.  The corporate governance page includes the company’s corporate governance guidelines, code of business conduct and ethics, and whistleblower protection policy, as well as the charters of the Board of Directors’ audit, compensation and personnel, and corporate governance/nominating committees.

The company makes available free of charge, through a link on its web site to its SEC filings, copies of the company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as all registration statements that the company has been required to file in connection with the issuance of its shares. The company similarly makes available all insider stock ownership and transaction reports filed with the SEC by the company’s executive officers, directors and any 10% stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov). The company’s internet web address is: EnterpriseBanking.com.

Competition

The company faces strong competition to attract deposits and to generate loans.  National and larger regional banks have a local presence in the Merrimack Valley and North Central regions of Massachusetts and in South Central New Hampshire.  Numerous local savings banks, commercial banks, cooperative banks, credit unions and savings and loan associations have one or more offices in the company’s market area.  Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, insurance companies, securities brokerage firms, institutional mutual funds, private lenders and internet-only based banks.  Advances in, and the increased use of, technology, such as Internet banking and electronic item processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Notwithstanding the substantial competition with which the company is faced, management believes that the company has established a solid reputation within its market area.  The company’s officers and directors have substantial business and personal ties in the cities and towns in which the company operates.  The company believes that it has differentiated itself from competitors by providing customers with personal and responsive service based on management’s familiarity and understanding of such customers’ banking and investment management needs. The company continually examines new products and technologies in order to maintain a highly competitive mix of offerings and to target product lines to customer needs.

Management actively seeks to strengthen its position, by capitalizing on the market opportunities, and the continuing pursuit of growth within existing and neighboring markets. The company recently received regulatory approval to establish its fifteenth branch in the city of Methuen, Massachusetts.  This will be the company’s sixth new branch location since 2002

To the extent that changes in the regulation of financial services may further increase competition, these changes could result in the company paying increased interest rates to obtain deposits while receiving lower interest rates on its loans.  Under such circumstances, the company’s net interest margin would decline.

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

Many of the more recent changes in law and regulation that have increased banks’ and financial organizations’ regulatory requirements have applied to operations relevant to the “war on terrorism” or areas affecting the interests of investors and consumers.  For example the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (a/k/a the Patriot Act) added new provisions to the Bank Secrecy Act that increased anti-money laundering and customer identification requirements, which are intended to facilitate the prevention, detection and prosecution of international money laundering and the financing of terrorism.

The passage of the Sarbanes-Oxley Act of 2002 added new financial reporting and certification, accounting, corporate governance and internal controls requirements to the company’s ongoing federal securities law compliance obligations, which are intended to enhance corporate accountability and improve the quality of investor information.

The Fair and Accurate Credit Transaction Act (“FACT Act”), which amended the Fair Credit Reporting Act in 2003, requires banks and other financial firms to take measures intended to help deter identity theft by developing appropriate fraud response programs and giving consumers greater control over their credit data.

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

Currently pending legislative proposals at both the federal level and in various states, including Massachusetts, would further address data breaches affecting consumer financial information and could impose additional operational and reporting obligations on banks and their affiliates.

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

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The business and operations of the company are subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the company files reports with the Federal Reserve Board as required under the Bank Holding Company Act.  Under applicable Massachusetts law, the company is also subject to the supervisory jurisdiction of the Massachusetts Commissioner of Banks (the “Commissioner”).

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

Regulation of the Bank

As a trust company organized under Chapter 172 of the Massachusetts General Laws, the deposits of the bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum amount provided by law.  The bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.  The bank is also subject to certain regulatory requirements of the Federal Reserve Board.

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

Deposit Insurance Assessment

As of January 1, 2007, the bank is subject to a revised deposit insurance assessment system as implemented by the FDIC in accordance with the requirements of the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Reform Act”).  Under the former system for assessing deposit insurance premiums on federally insured banks and thrifts, the bank had no current obligation to pay any deposit insurance premium based on its designation as “well capitalized”.

Effective January 1, 2007, the new deposit insurance assessment rates will be determined based upon a combination of an institution’s financial ratios and supervisory factors.  Under the new deposit insurance assessment system, even the highest risk-rated (i.e., least risk) banks and thrifts are subject to some level of assessment payable to the FDIC’s Deposit Insurance Fund. There are four established risk categories under the new assessment rules.  The bank anticipates that it will qualify as a Risk Category I (least risk) institution with an assessment rate in a range of 5 to 7 basis points of the bank’s deposit assessment base, as defined by the FDIC.  Based upon an analytic tool provided by the FDIC, the bank anticipates that its projected calculated assessment rate for 2007 will be at the lower end of this range.

Under the Deposit Insurance Reform Act, eligible insured depository institutions, such as the bank, will share in a one-time assessment credit pool of approximately $4.7 billion, effectively reducing the amount these institutions will be required to submit as an overall assessment.  As indicated in the final rule regarding this credit published in October 2006, the FDIC provided the bank with a preliminary Statement of One-Time Credit.  The bank’s portion of the one-time assessment credit as indicated on that statement is approximately $333 thousand.

The FDIC will apply the bank’s one-time assessment credit against the bank’s payment of future deposit insurance assessments.  The company anticipates that the credit will offset more than half of the bank’s deposit insurance assessments for fiscal year 2007.

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

Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth.  The primary sources of capital have been the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, retention of earnings less dividends paid since the bank commenced operations, and proceeds from the exercise of stock options.

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

The Bank

The bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the company. However, trust preferred proceeds contributed to the bank from the company are included in Tier 1 capital of the bank without limitation. The company contributed $10.3 million of proceeds from the sale of these securities to the bank in 2000.  Under the FDIC requirements, the minimum total capital requirement is 8% of total assets and certain off-balance sheet items, weighted by risk. At least 4% of the total 8% ratio must consist of Tier 1 capital (primarily common equity including retained earnings) and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of loan loss reserves. At the bank level, as at the company level on a consolidated basis, certain intangible assets are deducted from Tier 1 capital in calculating regulatory capital ratios.

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

Patents, Trademarks, etc.

The company holds a number of registered service marks related to product names and corporate branding.  The company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

Employees

At December 31, 2006, the company employed 282 full-time equivalent employees, including 100 officers.  None of the company’s employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

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

The Company is Subject to Interest Rate Risk

The company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest rates are highly sensitive to many factors that are beyond the company’s control.  If the interest rates paid on interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other investments, the company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on interest-bearing liabilities.

See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, for further discussions related to the company’s management of interest rate risk.

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

The company’s loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans. The underlying commercial real estate values and customer payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general.  Commercial construction financing involves a higher degree of risk than long term financing on existing occupied real estate.  An underestimation of the actual costs necessary to complete a construction project would require the company to advance funds beyond the original commitment in order to finish the development. Any significant deterioration in the company’s commercial loan portfolio or underlying collateral values could have a material adverse effect on the company’s financial condition and results of operations.

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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Risk Elements/Asset Quality” and “Allowance for Loan Losses”, contained in the section “Financial Condition”, and under the heading “Allowance for Loan Losses”, which is contained in the “Critical Accounting Estimates” section of Item 7 for further information regarding the process by which the company determines the appropriate level of its allowance for loan losses.

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

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability

The company may in the future explore growth opportunities through acquisition of other banks, financial services companies or lines of their business.  Any future acquisition could adversely affect the company’s profitability based on management’s ability to successfully complete the acquisition and integrate the acquired business.

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

The Company’s Information Systems May Experience an Interruption or Breach in Security

The company relies heavily on communications and information systems to conduct its business and to provide internet banking services to its customers.  The occurrence of any failures, interruptions or security breaches of the company’s information systems could damage the company’s reputation, result in a loss of customer business, expose customer’s personal information to unauthorized parties, subject the company to additional regulatory scrutiny, and expose the company to civil litigation and possible financial liability, any of which could have a material adverse effect on the company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the company’s information security and technology practices.

The Company’s Relies on Independent Service Providers

The company relies on independent firms to provide key services necessary to conducting its business.  These services include, but are not limited to: electronic funds delivery networks; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments; and loan underwriting and review services.  The occurrence of any failures, interruptions or security breaches of the independent firms’ systems or in their delivery of services, could result in a loss of customer business, expose customer’s personal information to unauthorized parties, damage the company’s reputation and expose the company to civil litigation and possible financial liability, any of which could have a material adverse effect on the company’s financial condition and results of operations.

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

The Trading Volume in the Company’s Common Stock is Less Than That of Larger Companies

Although the company’s common stock is listed for trading on the NASDAQ Stock Market, the trading volume in the company’s common stock is substantially less than that of larger companies.  Given the lower trading volume of the company’s common stock, significant purchases or sales of the company’s common stock, or the expectation of such purchases or sales, could cause significant swings up or down in the company’s stock price.

Shareholder Dilution May Occur if Additional Stock is Issued in the Future

If the company’s Board of Directors should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the company’s common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing shareholders’ ownership interest. Similarly, if the Board of Directors decides to grant additional stock options for the purchase of shares of common stock, the issuance of additional shares upon exercise of the options may expose shareholders to dilution.

Directors and Executive Officers own a significant portion of common stock

The company’s directors and executive officers as a group beneficially own approximately 30% of the company’s outstanding common stock as of December 31, 2006. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

Additional Factors Described Elsewhere in This Report

In addition to the factors listed above in this section, additional important factors that could adversely affect the results of the company’s future operations are described under the heading “Special Note Regarding Forward-Looking Statements” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                 Properties

The company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  The company currently has fourteen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire.  The company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. The company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the company as of December 31, 2006.

OWNED OR
BRANCH LOCATION	LEASED

Andover
6-8 High Street	Leased
Billerica
674 Boston Post Road	Owned
Chelmsford
20 Drum Hill	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street (1)	Leased
Lowell
430-434 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES

Lowell
170 Merrimack Street	Leased
21-27 Palmer Street	Leased
Andover
63 Park Street(2)	Leased

PLANNED BRANCH LOCATION

Methuen
255 Broadway	Owned

(1)                      The company has the option to purchase this facility on the last day of the basic term or at any time during any extended term at the price of $550 thousand as adjusted for increases in the producer’s price index.

(2)                      The Park Street lease expires in August 2007 and will not be renewed. This temporary location housed the Andover branch prior to the opening of the permanent 6-8 High St. location in December, 2006.

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

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

In February 2005 the company’s common stock began trading on the NASDAQ® Stock Market, under the symbol “EBTC.” Prior to this date there had been no established public trading market for the company’s common stock.  Although periodically there had been private trades of the company’s common stock, prior to its trading on the NASDAQ Stock Market, the company cannot state with certainty the sales price at which such transactions occurred.  The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the company for the periods indicated.

On June 30, 2006, the company issued 3,842,015 shares in a two-for-one stock split paid in the form of a stock dividend. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2006:
4th Quarter	114,460	$16.99	$15.25
3rd Quarter	68,485	21.00	15.10
2nd Quarter	97,886	17.82	15.10
1st Quarter	119,230	17.31	15.26

2005:
4th Quarter	122,914	$16.00	$13.58
3rd Quarter	107,150	15.05	14.00
2nd Quarter	137,206	15.75	13.48
1st Quarter	195,850	25.20	13.50

As of March 5, 2007, there were 731 registered shareholders of the company’s common stock and 7,767,580 shares of the company’s common stock outstanding.

Dividends

In 2006, the company began paying quarterly dividends.  Quarterly dividends of $0.07 per share were paid in March, June, September and December.  Total 2006 quarterly dividends represent an increase of 17% compared to the annual dividend of $0.24 paid in 2005.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $944 thousand, of the $2.1 million total quarterly dividends paid by the company in 2006, into 58,623 shares of the company’s common stock.

On January 16, 2007, the company announced a quarterly dividend of $0.08, paid on March 1, 2007 to shareholders of record as of February 8, 2007. On an annualized basis, this quarterly dividend represents a 14% increase over the 2006 dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to the company’s 1988 Stock Option Plan, Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, which together constitute all of the company’s existing equity compensation plans that have been previously approved by the company’s stockholders.  The company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	675,450	$12.80	448,618
Equity compensation plans not approved by security holders	-0-	-0-	-0-
TOTAL	675,450	$12.80	448,618

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2006 in the value of $100 invested in (i) the company’s common stock, (ii) the Standard & Poors 500 Index and (iii) the NASDAQ Bank Index. As of February 14, 2005, the company’s shares began trading on the NASDAQ National Market (now the Nasdaq Global Market) under the trading symbol “EBTC”. Prior to February 14, 2005, there was no active trading market for the company’s common stock, although shares were traded periodically on a privately negotiated basis. For each year prior to 2005 shown on the graph, the increase in the value of the company’s common stock is based on the actual prices known to the company at which shares of the common stock were traded as of the most recent date prior to December 31 of each of these earlier periods. For purposes of the graph, the reinvestment of dividends paid prior to 2005 is based upon the annual valuation analysis of the company’s common stock that was formerly undertaken in the years prior to the company’s listing on the NASDAQ National Market pursuant to the company’s administration of its dividend reinvestment plan.

	2001	2002	2003	2004	2005	2006
Enterprise Bancorp	$100.00	$117.89	$141.46	$173.74	$174.36	$183.67
S&P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.02
NASDAQ Bank	$100.00	$106.95	$142.29	$161.73	$158.61	$180.53

Sales of Unregistered Securities and Repurchases of Shares

The company has not sold any equity securities that were not registered under the Securities Exchange Act of 1934 during the year ended December 31, 2006.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2006.

Item 6.                                 Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002
EARNINGS DATA
Net interest income	$41,560	$38,102	$32,120	$28,352	$28,055
Provision for loan losses	1,259	1,135	1,650	1,075	1,325
Net interest income after provision for loan losses	40,301	36,967	30,470	27,277	26,730
Non-interest income	7,020	6,244	6,071	6,580	5,577
Net gains (losses) on sales of investment securities	(204)	191	906	2,150	1,341
Non-interest expense	32,540	30,235	25,687	23,342	24,947
Income before income taxes	14,577	13,167	11,760	12,665	8,701
Income tax expense	5,343	4,753	4,253	5,720	2,395
Net income	$9,234	$8,414	$7,507	$6,945	$6,306

COMMON SHARE DATA(1)
Basic earnings per share	$1.21	$1.13	$1.03	$0.97	$0.90
Diluted earnings per share	1.18	1.09	0.99	0.94	0.87
Book value per share at year end	9.98	8.93	8.36	7.60	7.09
Dividends paid per share	$0.280	$0.240	$0.215	$0.190	$0.165
Basic weighted average shares outstanding	7,661,178	7,468,498	7,294,760	7,131,504	6,989,636
Diluted weighted average shares outstanding	7,821,297	7,690,526	7,613,196	7,424,770	7,223,424

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$979,259	$918,477	$848,171	$751,545	$721,430
Loans serviced for others	21,659	22,938	35,067	27,474	24,995
Investment assets under management	502,059	424,953	363,250	375,297	317,394
Total assets under management	$1,502,977	$1,366,368	$1,246,488	$1,154,316	$1,063,819

Total loans	$761,113	$699,726	$570,459	$488,839	$414,123
Allowance for loan losses	12,940	12,050	10,923	9,986	9,371
Investment securities at fair value	131,540	156,521	187,601	196,308	239,096
Total short-term investments	15,304	5,431	40,290	14,000	—
Deposits	867,522	775,387	768,644	660,824	638,052
Borrowed funds	15,105	58,639	3,651	21,424	17,233
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	77,043	67,830	61,684	54,750	50,080

RATIOS
Return on average total assets	0.98%	0.97%	0.95%	0.96%	0.95%
Return on average stockholders’ equity	12.89%	13.10%	12.99%	13.52%	13.69%
Allowance for loan losses to total loans	1.70%	1.72%	1.91%	2.04%	2.26%
Stockholders’ equity to total assets	7.87%	7.39%	7.27%	7.28%	6.94%
Dividend payout ratio	23.14%	21.24%	20.87%	19.59%	18.33%

(1) All share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split, paid in the form of a stock dividend in June 2006, for all periods presented.

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 1 — “Business”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations  could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The company uses a systematic process to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology relies on a combination of qualitative and quantitative factors, including loan reviews of large and higher risk credits, industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, the growth, composition and size of the loan portfolio, trends in delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.

The foundation of the process is an ongoing internal credit rating and review system conducted by the company’s credit department, which takes into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  In addition, the company contracts annually with an external loan review firm to review commercial loans on a semi-annual basis.  Loans which are evaluated to be of weaker credit quality are considered “classified” and are reviewed on a more regular basis by management.

The company accounts for impaired loans in accordance with the terms of SFAS 114.  Individual commercial loans deemed to be impaired are analyzed for loss exposure using one of the acceptable methods prescribed in the accounting standard, while portfolios of more homogenous populations of loans, such as residential mortgages and consumer loans, are analyzed at a group level.

On a quarterly basis the company prepares an estimate of the necessary reserves.   Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative and qualitative factors identified above.

The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the board of directors and the full board itself.

Management believes that the allowance for loan losses is adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan losses.  Such agencies may require the company to recognize additions to the allowance based on judgments different from those of management.

Managements assessment of the adequacy of the allowance for loan losses is contained under the headings “Risk Elements/Asset Quality” and “Allowance for Loan Losses”, which are contained in the “Financial Condition” section of this Item 7.

Impairment Review of Goodwill and Other Intangible Assets

In accordance with generally accepted accounting principles, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

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

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2006.

Overview

The current interest rate environment and the highly competitive marketplace continue to present a growth and earnings challenge for the banking industry.  This environment has contributed to slower loan and deposit growth for the company and continued pressure on the company’s net interest margin from rising funding costs.  Despite these economic and industry issues, the company reported net income growth of 10% and 9% for the December 31, 2006 year-to-date and quarter-to-date results, respectively.

Composition of Earnings

The company had net income of $9.234 million for the year ended December 31, 2006 compared to $8.414 million during the year ended December 31, 2005, an increase of 10%.  Diluted earnings per share were $1.18 for the current year compared to $1.09 for 2005, an increase of 8%.  All prior period per-share amounts have been adjusted to reflect the two-for-one stock split paid on June 30, 2006 in the form of a stock dividend.

Net income for the fourth quarter ended December 31, 2006 amounted to $2.545 million compared to $2.329 million for the same period in 2005, an increase of 9%.  Diluted earnings per share were $0.32 for the quarter ended December 31, 2006 compared to $0.30 for the same period in 2005, an increase of 7%.

The company’s earnings are largely dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. The re-pricing frequency of these assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The company’s net income growth continues to result primarily from increases in net interest income, partially offset by increases in non-interest expense.  Net interest income for the year ended December 31, 2006 amounted to $41.6 million compared to $38.1 million for the same period in 2005, an increase of 9%.  The primary driver of net interest income growth over the period was loan growth, which increased 9% since December 31, 2005.  Net interest margin, the spread earned between interest-earning assets and the company’s funding sources, primarily deposits, was 4.78% for the year ended December 31, 2006 compared to 4.82% for the same period in 2005.  From a quarterly perspective, the margin was 4.74% for the three months ended December 31, 2006 compared to 4.76% and 4.90% for the three month periods ended September 30, 2006 and December 31, 2005, respectively.  The decrease in margin reflects both the flat yield curve and the highly-competitive marketplace currently in existence.

Non-interest expense amounted to $32.5 million for the year ended December 31, 2006 compared to $30.2 million for the same period in 2005, an increase of 8%, and reflected the strategic and operational costs necessary to support the company’s continued growth.

Increases were predominantly in salary and benefits, occupancy costs and advertising and public relations, partially offset by a reduction in performance-based incentive compensation.

The year-end results also include non-interest income of $6.8 million, an increase of $381 thousand or 6% over the prior year.  The growth resulted primarily from an increase of 18% in investment advisory fees and a full year of bank-owned life insurance income.  The increase in non-interest income was partially offset by a reduction in net gains (losses) on sales of investment securities, which amounted to net losses of $204 thousand for the year ended 2006 compared to net gains of $191 thousand for the same period in 2005.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $1.259 million for the year ended December 31, 2006 compared to $1.135 million in the prior year end.  Asset quality remained favorable during the year with net charge-offs of 0.05% of average total loans or $369 thousand.  The allowance for loan losses to total loans ratio was 1.70% at December 31, 2006 compared to 1.72% at December 31, 2005.

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

Total assets amounted to $979.3 million at December 31, 2006, an increase of 7% since December 31, 2005. The company’s core asset strategy is to grow loans, primarily commercial loans.  Total loans increased 9% since December 31, 2005 compared to 23% for the same period in 2005 and amounted to $761.1 million, or 78% of total assets. Commercial loans amounted to $647.6 million, or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position.  Total investments amounted to $131.5 million at December 31, 2006, or 13% of total assets.  The portfolio has declined 16% since December 31, 2005 as investment portfolio cash flow (proceeds from sales, maturities, calls and principal paydowns) has been utilized to fund loan growth.

From a funding perspective, management’s strategy is to grow low cost deposits (primarily checking accounts).  Prior to the fourth quarter of 2005, the company’s funding needs were met primarily through internally generated low cost and higher costing commercial and retail deposits (certificates of deposit, money market and savings products) and investment portfolio cash flow.  In the fourth quarter of 2005, a combination of strong commercial loan growth and slower deposit growth, resulted in the company increasing its use of external funding sources, primarily brokered deposits and FHLB borrowings.

At December 31, 2006, total deposits, which included brokered CDs, amounted to $867.5 million, representing 12% growth over December 31, 2005.  Total deposits, excluding brokered CDs, amounted to $802.6 million at December 31, 2006, representing growth of $37.2 million, or 5% over December 31, 2005, compared to a reduction of $3.2 million, or 0.4%, for 2005 over 2004.  The company utilized non-brokered deposits along with brokered deposits, repurchase agreements, FHLB borrowings, and investment portfolio cash flow to fund loan growth of $61.4 million in 2006.

At December 31, 2006, the company had $64.9 million in brokered term deposits (“brokered CDs”) and $10.3 million in FHLB borrowings compared to $10.0 million in brokered CDs and $57.9 million in FHLB borrowings at December 31, 2005.

Opportunities and Risks

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

Credit risk management is reviewed below in the Financial Condition section of this Item 7 under the headings “Risk Elements/Asset Quality” and “Allowance for Loan Losses.”

Interest rate risk management is reviewed under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

Operational risk management is also a key component of the company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to continually monitor and safeguard information on its operating systems and that of third party service providers.  The company contracts with outside parties to perform a broad scope of both internal and external security assessments on a regular basis. These third parties test the company’s security controls and network configuration, and assess internal practices and other key items.  In addition, the company contracts with an outside service provider to monitor usage patterns and identify unusual activity on bank issued debit/ATM cards.  The company also utilizes firewall technology and an intrusion detection system to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems.

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

Financial Condition

Total assets increased $60.8 million, or 7%, over the prior year, to $979.3 million at December 31, 2006.  The increase was primarily attributable to an increase in total loans of $61.4 million, or 9% and consisted primarily of commercial real estate growth. Total investments (investment securities and total short-term investments) decreased by $15.1 million, or 9%.  Premises and equipment, BOLI, prepaid expenses and other assets increased by $12.4 million.

The company’s outstanding funding obligations increased $48.6 million at December 31, 2006 compared to December 31, 2005 and consisted of $867.5 million in deposits including $64.9 million in brokered certificates of deposits, $15.1 million in borrowed funds and $10.8 million in junior subordinated debentures. The increase in funding was used to fund loan growth.

Loans

Total loans were $761.1 million, or 78% of total assets, at December 31, 2006, compared with $699.7 million, or 76% of total assets, at December 31, 2005.  The company attributes the $61.4 million or 9%, increase in loans outstanding to its seasoned lending team, the company’s sales and service culture and geographic expansion.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Comm’l real estate	$368,621	48.3%	$326,963	46.6%	$257,657	45.1%	$224,450	45.8%	$177,827	42.8%
Comm’l & industrial	164,865	21.6%	165,982	23.7%	142,909	25.0%	132,313	27.0%	122,144	29.4%
Comm’l construction	114,078	15.0%	108,048	15.4%	80,597	14.1%	50,699	10.3%	28,441	6.8%
Total Commercial	647,564	84.9%	600,993	85.7%	481,163	84.2%	407,462	83.1%	328,412	79.0%
Residential mortgages	61,854	8.1%	47,207	6.7%	40,654	7.1%	39,465	8.0%	44,742	10.8%
Resid construction	3,981	0.5%	4,154	0.6%	2,848	0.5%	3,488	0.8%	4,447	1.1%
Home equity	44,038	5.8%	44,444	6.4%	42,823	7.5%	35,139	7.2%	29,937	7.2%
Consumer	4,307	0.6%	3,986	0.6%	4,139	0.7%	4,558	0.9%	5,075	1.2%
Loans held for sale	549	0.1%	267	0.0%	101	0.0%	262	0.0%	2,865	0.7%
Gross loans	762,293	100.0%	701,051	100.0%	571,728	100.0%	490,374	100.0%	415,478	100.0%
Deferred fees, net	(1,180)		(1,325)		(1,269)		(1,535)		(1,355)
Total loans	761,113		699,726		570,459		488,839		414,123
Allowance for loan losses	(12,940)		(12,050)		(10,923)		(9,986)		(9,371)
Net loans	$748,173		$687,676		$559,536		$478,853		$404,752

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the company’s portfolio at December 31, 2006. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due:
One year or less	$25,331	$86,669	$77,556
After one year through five years	16,527	44,468	21,745
Beyond five years	326,763	33,728	14,777
	$368,621	$164,865	$114,078

Interest rate terms on amounts due after one year:
Fixed	$26,470	$31,897	$11,073
Adjustable	316,820	46,299	25,449

Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

The company’s primary lending focus is on the development of high quality commercial real estate, commercial construction and commercial and industrial lending relationships with business entities, non-profit organizations, professionals and individuals.

During 2006, commercial real estate loans increased $41.7 million, or 13%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.  Commercial and industrial loans decreased by $1.1 million, or 1%. These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. Commercial construction loans increased $6.0 million, or 6%.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential real estate loans, residential construction and home equity mortgages combined, increased by $14.4 million, or 15%, and consumer loans increased $321 thousand or 8% since December 31, 2005.

At December 31, 2006 the company had commercial loan balances participated out to various banks amounting to $8.2 million, compared to $9.0 million at December 31, 2005.  These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried at the company’s prorata share of ownership and amounted to $18.3 million and $18.8 million at December 31, 2006 and 2005, respectively.

Risk Elements/Asset Quality

Inherent in the lending process is the risk of loss.  Commercial lending may entail significant additional risks compared to residential mortgage lending.  Loan size is typically larger and payment expectations on such loans can be more easily influenced by adverse conditions in the real estate market or in the economy in general.  Commercial construction financing involves a higher degree of risk than long term financing on existing occupied real estate.  An underestimation of the actual costs necessary to complete the project  would require the company to advance funds beyond the original commitment in order to finish the development.  If projected cash flows to be derived from the loan collateral or the values of the collateral prove to be inaccurate, for example because of unprojected additional costs or slow unit sales, the collateral may have a value that is insufficient to ensure full repayment.  While the company endeavors to minimize this risk, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

The company’s credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.

Management regularly monitors these factors, as well as levels of non-accrual loans, levels of charge-offs and recoveries, peer results, levels and composition of outstanding loans and known and inherent risks in the loan portfolio, through ongoing credit reviews by the credit department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors and the full Board of Directors.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  Impaired loans are accounted for, except those loans that are accounted for at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loans.

Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.

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

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower.  Restructured loans are generally included in the impaired loan category.

The company uses an asset classification system, which classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.

Despite prudent loan underwriting, adverse changes within the bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

Overall, asset quality at December 31, 2006 remained relatively consistent with the prior year and non-performing assets are considered to be at low levels.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 30-89 days past due as to interest or principal, held by the company at the dates indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Non-accrual loans	$1,785	$1,475	$2,140	$2,983	$1,915
Accruing loans > 90 days past due	7	1	—	—	2
Total non-performing loans	1,792	1,476	2,140	2,983	1,917
Other real estate owned	—	—	—	—	—
Total non-performing assets	$1,792	$1,476	$2,140	$2,983	$1,917

Accruing restructured loans not included above	$128	$82	$26	$2,370	$2,086
Delinquent loans 30-89 days past due	5,715	963	4,325	2,510	1,287

Non-performing loans to total loans	0.24%	0.21%	0.38%	0.61%	0.46%
Non-performing assets to total assets	0.18%	0.16%	0.25%	0.40%	0.26%
Loans 30-89 days past due to total loans	0.75%	0.14%	0.76%	0.51%	0.31%

Non-performing assets were $1.8 million at December 31, 2006, compared to $1.5 million at December 31, 2005, an increase of $316 thousand, or 21%.  The ratio of non-performing loans as a percentage of total loans outstanding increased to 0.24% from 0.21% as of those same dates.

The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Total impaired loans were $1.8 million and $1.5 million at December 31, 2006 and 2005, respectively. Impaired loans included in non-accrual loans were $1.7 million and $1.4 million as of December 31, 2006 and 2005, respectively.

There were no other real estate owned balances during the years ended December 31, 2006 or 2005.

Total restructured loans outstanding as of December 31, 2006 and 2005 were $653 thousand and $211 thousand, respectively.  Restructured loans included in non-performing assets amounted to $525 thousand and $129 thousand at December 31, 2006 and 2005, respectively.  Accruing restructured loans as of December 31, 2006 and 2005 were $128 thousand and $82 thousand, respectively.

The ratio of delinquent loans 30-89 days past due as a percentage of total loans increased to 0.75% at December 31, 2006, from 0.14% at December 31, 2005. The ratio of delinquent loans to total loans will fluctuate due to the timing of customer payments, generally the largest concentration of these loans fall into the 30 — 40 day past due category, as was the case at December 31, 2006. Short-term fluctuations are not uncommon within this category and the increase is not considered significant.

At December 31, 2006, the company classified $6.7 million and $0 as substandard and doubtful loans, respectively.  Included in the substandard category is $1.4 million in non-performing loans.  The remaining balance of substandard loans is performing but possesses potential weaknesses and, as a result, could become non-performing loans in the future.

The classification of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will be ultimately uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. The credit risk of the portfolio depends on a wide variety of factors.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, including the level of non-performing loans, net charge-offs, loan growth, expansion in geographic market area, economic trends and comparison to industry peers, among other factors.

The allowance for loan loss to total loans ratio of 2.26% at December 31, 2002 reflected an increase in the provisions for loan losses made after 9/11, which increased the ratio from 1.99% at December 31, 2001.  The increase resulted from expected economic weakness and anticipated credit quality deterioration. However, in the ensuing periods credit quality remained stable and beginning in 2003 it began to improve measurably. Consequently, the loan loss reserve ratio declined beginning in 2003.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Average loans outstanding	$732,813	$625,403	$527,903	$448,178	$395,356

Balance at beginning of year	$12,050	$10,923	$9,986	$9,371	$8,547

Charged—off loans:
Commercial real estate	200	—	—	—	—
Commercial and industrial	241	70	901	628	532
Construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	68	—	—	—	—
Consumer	70	57	84	55	216
Total charged—off	579	127	985	683	748

Commercial real estate	—	—	—	2	—
Commercial and industrial	182	102	259	193	193
Construction	—	—	—	—	—
Residential mortgage	—	—	—	—	43
Home equity	—	—	—	—	—
Consumer	28	17	13	28	11
Total recoveries	210	119	272	223	247

Net loans charged—off	369	8	713	460	501
Provision charged to operations	1,259	1,135	1,650	1,075	1,325

Balance at December 31	$12,940	$12,050	$10,923	$9,986	$9,371

Net loans charged—off to average total loans	0.05%	0.00%	0.14%	0.10%	0.13%
Net loans charged—off to allowance for loan loss	2.85%	0.07%	6.53%	4.61%	5.35%
Allowance for loan losses to total loans	1.70%	1.72%	1.91%	2.04%	2.26%
Allowance for loan losses to non—performing loans	722.10%	816.40%	510.42%	334.76%	488.84%
Recoveries to charge—offs	36.27%	93.70%	27.61%	32.65%	33.02%

The following table sets forth the allocation of the company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$6,502	48.3%	$5,598	46.6%	$5,617	45.1%	$4,855	45.8%	$4,087	42.8%
Comm’l industrial	2,929	21.6%	2,899	23.7%	2,925	25.0%	3,409	27.0%	3,650	29.4%
Comm’l constr.	2,423	15.0%	2,309	15.4%	1,613	14.1%	1,141	10.3%	711	6.8%
Resid: mortg,cnstr and HELOC’s	925	14.5%	817	13.7%	699	15.1%	529	16.0%	838	19.8%
Consumer	112	0.6%	102	0.6%	69	0.7%	52	0.9%	85	1.2%
Unallocated	49	—	325	—	—	—	—	—	—	—
Total	$12,940	100.0%	$12,050	100.0%	$10,923	100.0%	$9,986	100.0%	$9,371	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

The allowance for loan loss to total loans ratio was 1.70% at December 31, 2006 and was consistent with the December 31, 2005 result of 1.72%.  There were no significant changes in credit quality, the company’s underwriting, or the allowance assessment methodology.

Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2006.

Short-Term Investments

As of December 31, 2006, total short-term investments amounted to $15.3 million, or 1.6% of total assets, compared to $5.4 million, or 0.6% of total assets, at December 31, 2005.    Short-term investments carried as cash equivalents at December 31, 2006 and 2005 consisted of overnight and term federal funds sold and money market mutual funds. From time to time, the company may invest in auction rate preferred securities with redemption options (auction dates) every forty-nine days, but which cannot readily be converted to cash at par value until the next successful auction. These investments are not cash equivalents and would be classified as “other short-term investments”. The company had no “other short-term investments’ at December 31, 2006 or 2005.

Investment Securities

At December 31, 2006 and 2005, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value. At December 31, 2006, the investment portfolio represented 13% of total assets.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004
Federal agency obligations(1)	$10,405	$15,202	$29,206
Collateralized mortgage obligations and other Mortgage backed securities (CMO/MBS)	61,431	77,143	98,890
Municipal securities	48,762	54,915	55,578
Fixed income securities	120,598	147,260	183,674

Certificates of deposit	1,033	1,000	1,000
Federal Home Loan Bank stock(2)	1,428	3,205	1,340
Equity securities	8,481	5,056	1,587
Total investments	$131,540	$156,521	$187,601

(1)          Federal agency obligations include securities issued by government-sponsored enterprises such as Fannie Mae, Freddie Mac, and the FHLB.  These securities do not represent obligations of the U.S. government and are not backed by the full faith and credit of the United States Treasury.

(2)          The bank is required to purchase FHLB stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as rates rise the value of the portfolio declines, and as rates fall the value of the portfolio rises.  The unrealized gains on fixed income investments will also decline as the securities approach maturity.  The net unrealized gain or loss on equity securities will change based on changes in the market value of the individual securities and mutual funds in the portfolio.  The unrealized gain or loss will only be realized if the securities are sold.

As of December 31, 2006, the net unrealized losses in the investment portfolio were $163 thousand compared to the net unrealized losses of $1.1 million at December 31, 2005. The change consists of a reduction in the net unrealized losses on fixed income securities of $432 thousand and an increase in the net unrealized gains on equity securities of $491 thousand.  The change in the net unrealized losses on fixed income securities resulted from tighter market spreads in the CMO portfolio and from losses realized on the sales of securities in 2006.  The increase in equity securities unrealized gains resulted from strong equity markets.

During 2006 the company recognized $204 thousand in net losses on sales of $19.9 million of securities. Included in the sales proceeds were approximately $11 million in securities sold in December 2006 that resulted in losses of approximately $300 thousand.

The securities sold in December were originally purchased during the low interest rate periods of 2003 and 2004.  These securities had unrealized losses at September 30, 2006 and at that time management had the ability and intent to hold the securities until the unrealized losses reversed.  However, during December 2006, management re-evaluated its intent to hold these particular securities and decided to sell based on the expectation of improving net interest income in subsequent reporting periods through reinvestment at higher yields or through paydowns of borrowed funds and brokered deposits.

At December 31, 2006, management had the intent and ability to hold the remaining $1.7 million of unrealized losses in the fixed income portfolio until they reverse. The unrealized losses typically reverse as the securities approach maturity or as interest rates decline.

Principal paydowns, calls and maturities totaled $20.1 million during the current period, and were primarily comprised of prepayments in the mortgage backed securities portfolio.  The proceeds from the sales and paydowns were partially utilized to purchase $14.3 million of investments, primarily U.S agency, municipals, mortgage backed securities and equities, with the remainder utilized to fund loan growth.

The contractual maturity distribution at amortized cost, as of December 31, 2006, of the fixed income securities above with the weighted average yield for each category is set forth below:

	Under 1 Year		>1—3 Years		>3—5 Years		>5—10 Years		Over 10 Years
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Agency obligations	$21	5.23%	$6,419	4.43%	$4,041	4.89%	$—	—	$—	—
CMO/MBS	3	6.11%	289	4.88%	—	—	23,964	4.22%	38,357	4.39%
Municipals(1)	4,088	3.22%	12,341	4.50%	12,105	5.55%	17,275	7.06%	2,573	7.98%
	$4,112	3.23%	$19,049	4.48%	$16,146	5.38%	$41,239	5.41%	$40,930	4.62%

(1)    Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the agency and municipal categories are $35.4 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the company’s asset-liability management program.

Bank Owned Life Insurance (“BOLI”)

Beginning in 2005, the company purchased BOLI as an investment, utilizing the earnings on BOLI to offset the cost of the company’s benefit plans. During 2006 and 2005, the company made net BOLI purchases of $8.0, and $1.9 million, respectively.  Additionally, in 2005 approximately $1.9 million in life insurance policies were assigned to the bank as part of a restructuring of executive supplemental retirement programs.  The cash surrender value of BOLI was $12.2 million and $3.9 million at December 31, 2006 and 2005, respectively. The company recorded income from the BOLI policies, net of related expenses, of $339 thousand in 2006 and $87 thousand for 2005.

Further information regarding the company’s retirement benefit plans, is contained in note 10 “Employee Benefit Plans” to the Consolidate Financial Statements, under the heading “Supplemental Retirement Plan.”

Deposits

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2006		December 31, 2005		December 31, 2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Demand deposits	$169,910	19.6%	$173,804	22.4%	$172,949	22.5%
Interest bearing checking	179,533	20.7%	171,611	22.1%	170,224	22.1%
Total checking	349,443	40.3%	345,415	44.5%	343,173	44.6%

Retail savings/money markets	141,202	16.3%	151,969	19.6%	172,748	22.5%
Commercial savings/money markets	125,584	14.5%	115,126	14.9%	120,461	15.7%
Total savings/money markets	266,786	30.8%	267,095	34.5%	293,209	38.2%

Certificates of deposit	186,349	21.4%	152,889	19.7%	132,262	17.2%
Total non—brokered deposits	802,578	92.5%	765,399	98.7%	768,644	100.0%

Brokered certificates of deposit	64,944	7.5%	9,988	1.3%	—	—
Total deposits	$867,522	100.0%	$775,387	100.0%	$768,644	100.0%

Total deposits increased $92.1 million, or 12%, to $867.5 million at December 31, 2006, from $775.4 million at December 31, 2005. Total deposits at December 31, 2004 were partially inflated by a $32 million demand deposit received in late December 2004 and withdrawn in early January 2005.  Excluding that deposit, growth was 5.3% at December 31, 2005 compared to December 31, 2004.

Total deposits as a percentage of total assets were 89% at December 31, 2006 compared to 84% at December 31, 2005.

Checking deposits increased $4.0 million, or 1.0%, at December 31, 2006 compared to December 31, 2005 and accounted for 40% of total deposits at December 31, 2006.  This was a decline compared to 45% of total deposits at December 31, 2005. The decline in concentration and slight increase in balances reflects current market conditions in which depositors are interest rate sensitive and are minimizing funds in lower cost checking products.

Savings and money market accounts decreased by $309 thousand at December 31, 2006 compared to December 31, 2005.  The decline was less than one percent and, like the change in checking deposits, reflects the current interest sensitivity of depositors seeking higher yields.

Higher cost certificates of deposit increased by $88.4 million, or 54%, and reflects the trend of depositors shifting excess funds to higher yielding term products.

Included in the December 31, 2006 total deposit balance were $64.9 million in brokered certificates of deposit compared to $10.0 million at December 31, 2005.  The company uses brokered certificates of deposit as an alternative to borrowing funds from the FHLB.

The table below sets forth a comparison of the company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
Demand	$165,957	—	19.9%	$163,429	—	21.4%	$143,441	—	20.2%

Interest Chkg	159,009	0.80%	19.0%	167,178	0.53%	21.9%	153,085	0.30%	21.6%
Savings	167,353	2.05%	20.0%	176,143	1.37%	23.1%	156,483	1.13%	22.0%
Money market	109,783	2.25%	13.1%	115,422	1.41%	15.2%	121,513	1.24%	17.1%
	436,145	1.65%	52.1%	458,743	1.08%	60.2%	431,081	0.87%	60.7%

Certificates of Deposit	173,433	3.78%	20.7%	139,775	2.34%	18.4%	135,611	1.92%	19.1%

Brokered CDs	61,082	5.12%	7.3%	82	5.90%	—	—	—	—

Total	$836,617	2.02%	100.0%	$762,029	1.08%	100.0%	$710,133	0.89%	100.0%

The increase in the average rate paid on total deposit accounts to 2.02% for 2006, from 1.08%, for 2005, resulted primarily from increasing yields on all categories of deposits attributable to increases in market interest rates during the period and from the increase use of brokered certificates of deposits as an alternative to FHLB borrowings.

Demand and interest checking accounts decreased 2% on an average balance basis and accounted for 39% of average total deposits.  Management views the continued growth of low cost checking accounts as a key component of the company’s business strategy.

Borrowed Funds

Total borrowed funds, consisting of securities sold to customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, amounted to $25.9 million at December 31, 2006, a decrease of $43.5 million from December 31, 2005.  The decrease resulted from the increased use of brokered certificates of deposits in lieu of FHLB borrowings during the year.

At December 31, 2006, outstanding FHLB advances amounted to $10.3 million with a weighted average rate of 5.20%, compared to $57.9 million with a weighted average rate of 4.17% at December 31, 2005.

The outstanding balance of FHLB borrowings at December 31, 2006 was composed of $7.0 million in overnight advances, at a rate of 5.06%, $2.8 million of short-term advances, maturing in less than 6 months at a rate of 5.43%, and $470 thousand of longer-term advances maturing in 6.5 years, at a rate of 5.94%.

Maximum amounts outstanding at any month end during 2006, 2005, and 2004 were $31.9 million, $59.0 million and $20.7 million respectively.

At December 31, 2006, the bank had the ability to borrow an additional $63.1 million from the FHLB.

Repurchase agreements outstanding at December 31, 2006 were $4.8 million, with a weighted average interest rate of 4.82% and original terms from one to six months. The outstanding balance under repurchase agreements at December 31, 2005 was $706 thousand, with a weighted average rate of 1.90%.

Maximum amounts outstanding under repurchase agreements at any month end during 2006, 2005, and 2004 were $6.7 million, $6.4 million, and $14.5 million, respectively.

The table below shows the comparison of the company’s average repurchase agreements and FHLB advances and average rates paid for the periods indicated.

	Year ended December 31,
	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Repurchase agreements	$2,325	4.41%	$2,823	2.59%	$2,867	1.62%
FHLB advances	17,100	4.71%	19,250	3.85%	5,018	1.71%

Total	$19,425	4.67%	$22,073	3.69%	$7,885	1.67%

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s asset-liability committee. The company’s liquidity is maintained by projecting cash needs, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity.

The company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The company’s primary sources of funds are deposits, borrowed funds and stockholders’ equity.  In January 2007, the company pledged additional loans as collateral to the FHLB and increased its available borrowing capacity to $125.1 million. See the discussion above under the heading “Borrowed Funds” regarding outstanding FHLB advances.

Management believes that the company has adequate liquidity to meet its commitments.

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company’s consolidated financial condition.  At December 31, 2006 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable Federal Reserve Board and FDIC regulations.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2006, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The company is required to make future cash payments under various contractual obligations.  These obligations include the repayment of short and long-term borrowings and long-term subordinated debentures, payment of fixed-cash supplemental retirement benefits, payments under non-cancelable operating leases for various premises, and payments due under agreements to purchase goods and future services from a variety of vendors.

The company is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, commitments to sell loans, standby letters of credit and unadvanced loans and lines of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.  The contract amounts of these instruments reflect the extent of involvement the company has in the particular classes of financial instruments.

The following table summarizes the contractual cash obligations and commitments at December 31, 2006.

	Payments Due By Period
(Dollars in thousands)	Total	With—in 1 Year	>1—3 Years	>3—5 Years	After 5 Years
Contractual Cash Obligations:
Repurchase agreements	4,835	4,835	—	—	—
FHLB borrowings	$10,270	$9,800	$—	$—	$470
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	5,516	—	279	520	4,717
Operating lease obligations	3,258	1,036	1,150	522	550
Vendor contracts	6,369	4,012	1,897	448	12
Total contractual obligations	$41,073	$19,683	$3,326	$1,490	$16,574

		Commitment Expiration—By Period
	Total	With—in 1 Year	>1—3 Years	>3—5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$247,210	$165,687	$26,521	$8,165	$46,837
Standby letters of credit	17,618	11,765	5,600	253	—
Commitments to originate loans	51,568	51,568	—	—	—
Commitments to sell loans	2,156	2,156	—	—	—
Total commitments	$318,552	$231,176	$32,121	$8,418	$46,837

Investment Assets Under Management

The company provides a wide range of investment management services.  These services include management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment advisory group.  The market value of each of these components is affected by fluctuation in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2006	2005	2004
Investment advisory assets	$401,269	$346,322	$315,320
Commercial sweep accounts	100,790	78,631	47,930
Investment assets under management	$502,059	$424,953	$363,250

Investment assets under management increased by $77.1 million, or 18%, from $425.0 million at December 31, 2005 to $502.1 million at December 31, 2006.  The increase was due to an increase in investment management and trust assets of $54.9 million and in commercial sweep accounts of $22.2 million.  The increase in investment management and trust assets was primarily due to growth from new business and general increases in investment market value due to higher market interest rates.

The commercial sweep account balance generally fluctuates in accordance with the cash needs of the bank’s customers.  At December 31, 2006 the balance amounted to $100.8 million compared to $78.6 million at December 31, 2005.  The $22.2 million increase over the prior year end resulted from sales growth and a migration from deposit balances due to customer sensitivity for higher earning products.

Results of Operations

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2006 and 2005.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2006 vs. 2005				2005 vs. 2004
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest Income
Loans	$7,057	$5,066	$900	$13,023	$5,957	$2,428	$418	$8,803
Investments (1)	(1,297)	485	(6)	(818)	(959)	714	(20)	(265)
Total	5,760	5,551	894	12,205	4,998	3,142	398	8,538

Interest Expense
Int Chkg/Savings/MM	(244)	2,615	(131)	2,240	241	905	48	1,194
Certificates of deposit	2,215	2,503	1,696	6,414	82	570	27	679
Borrowed funds	(98)	216	(25)	93	237	159	287	683
Total	1,873	5,334	1,540	8,747	560	1,634	362	2,556

Change in net interest income	$3,887	$217	$(646)	$3,458	$4,438	$1,508	$36	$5,982

(1)             Investments include investment securities and total short-term investments.

The table on the following page presents the company’s average balance sheet, net interest income and average rates for the years ended December 31, 2006, 2005 and 2004.

Average Balances, Interest and Average Yields

	Year ended December 31, 2006			Year ended December 31, 2005			Year ended December 31, 2004
(Dollars in thousands)	Average Balance	Interest	Average Yield(2)	Average Balance	Interest	Average Yield(2)	Average Balance	Interest	Average Yield(2)
Assets:

Loans (1)	$732,813	$54,106	7.38%	$625,403	$41,083	6.57%	$527,903	$32,280	6.11%
Investments (2) (3)	157,224	6,405	4.69%	186,503	7,223	4.43%	209,942	7,488	4.09%
Total interest earnings assets	890,037	60,511	6.91%	811,906	48,306	6.08%	737,845	39,768	5.54%
Other assets	55,464			53,273			52,675

Total assets	$945,501			$865,179			$790,520

Liabilities and stockholders’ equity:

Int Chkg, Savings and money market	$436,145	7,175	1.65%	$458,743	4,935	1.08%	$431,081	3,741	0.87%
Certificates of deposit(4)	234,515	9,691	4.13%	139,857	3,277	2.34%	135,611	2,598	1.92%
Borrowed funds	19,425	908	4.67%	22,073	815	3.69%	7,885	132	1.67%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest—bearing deposits, borrowed funds and debentures	700,910	18,951	2.70%	631,498	10,204	1.62%	585,402	7,648	1.31%

Net interest rate spread (2)			4.21%			4.46%			4.23%

Demand deposits	165,957	—	—	163,429	—	—	143,441	—	—
Total deposits, borrowed funds and debentures	866,867	18,951	2.19%	794,927	10,204	1.28%	728,843	7,648	1.05%

Other liabilities	7,021			6,041			3,881
Total liabilities	873,888			800,968			732,724

Stockholders’ equity	71,613			64,211			57,796

Total liabilities and stockholders’ equity	$945,501			$865,179			$790,520

Net interest income		$41,560			$38,102			$32,120

Net interest margin (2)			4.78%			4.82%			4.50%

(1)          Average loans include non-accrual loans and are net of average deferred loan fees.

(2)          Average balances are presented at average amortized cost and average yields are presented on a tax equivalent basis. The tax equivalent effect, which is not included in the interest amounts above, was $962, $1,038, and $1,107 for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)          Investments include investment securities and total short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Unless otherwise indicated, the reported results are for the year ended December 31, 2006 with the “comparable year” or “prior year” being the year ended December 31, 2005.

Net Income

The company had net income in 2006 of $9.2 million compared to $8.4 million for 2005, an increase of 10%.  Earnings per share for 2006 were $1.21 and $1.18 on a basic and diluted basis, compared to $1.13 and $1.09 in the prior year, increases of 7% and 8%, respectively.

Net Interest Income

The company’s net interest income was $41.6 million for the year ended December 31, 2006, an increase of $3.5 million, or 9%, over the prior year. The primary driver of the increase was a $107.4 million, or 17%, increase in average loan balances, partially offset by funding costs rising more rapidly than asset yields during the year (i.e., net interest margin decreased).

Net Interest Margin

Tax equivalent net interest margin (“margin”) decreased by 4 basis points, to 4.78% for the year ended December 31, 2006, compared to 4.82% for the prior year. The decrease in margin was due to an 83 basis point increase in the yield on interest earning assets, exceeded by a 91 basis point increase in the total cost of deposits and borrowed funds (“cost of funds”).  The primary reason for the yield increases were higher market interest rates during the period. The increase in cost of funds exceeded asset yields mainly due to the flat yield curve and the timing of rate adjustments.  Asset yields re-priced more quickly than funding costs over the current rising rate cycle that began in mid 2004.  On an incremental basis, funding cost increases caught up to the previously realized asset yield increases in the latter half of 2006.

Total Interest Income

Total interest income for the year ended December 31, 2006 was $60.5 million, an increase of $12.2 million, or 25%, over the prior year.  The increase resulted from an increase in the average balance of interest earning assets of $78.1 million, or 10%, to $890.0 million for the year ended December 31, 2006, and an increase in the average tax equivalent yield on interest earning assets of 83 basis points, to 6.91%.

Interest income on loans increased by $13.0 million, or 32%, for the year ended December 31, 2006 to $54.1 million.  For the year ended December 31, 2006, the average loan balance increased by $107.4 million, or 17%, while the average rate earned on loans increased by 81 basis points to 7.38%.  The increase in loan yield was driven by the higher market rates, as variable rate loans indexed to Prime re-priced to the higher market rates over the period.

Income on investment securities and total short-term investments (together, “investments”) declined by $818 thousand, to $6.4 million for the year ended December 31, 2006.  The average balance of investments decreased by $29.3 million, or 16%, for the year ended December 31, 2006, compared to the prior year, as investment cash flow was primarily redeployed to fund loan growth.  The average tax equivalent yield on investments increased by 26 basis points, to 4.69%, for the year ended December 31, 2006 compared to the average tax equivalent yield of 4.43% for the prior year.

Total Interest Expense

Total interest expense for the year ended December 31, 2006 was $19.0 million compared to $10.2 million for the year ended December 31, 2005, an increase of $8.7 million or 86%.  The increase resulted primarily from a 108 basis point increase in the average interest rate paid on interest bearing liabilities, to 2.70%, for the year ended December 31, 2006, and to a lesser extent, from the $69.4 million, or 11%, increase in the average balance of interest-bearing deposits, borrowed funds and debentures, to $700.9 million for the year ended December 31, 2006.

Interest expense on deposits increased by $8.7 million, or 105%, to $16.9 million for the year ended December 31, 2006.  The average balance of savings, checking and money market deposit accounts decreased by $22.6 million, or 5%, to $436.1 million for the year ended December 31, 2006, while the average interest rate paid on such deposit accounts increased 57 basis points over the prior year.

The average balance on certificates of deposit increased by $94.7 million, or 68% over the prior year, to $234.5 million for the year ended December 31, 2006. The increase resulted from customers seeking higher rate deposit products as interest rates rose in 2005 and 2006.  Also, in late 2005 the company began to utilize brokered certificates of deposit as an alternative funding source.  The average balance in brokered certificates of deposit increased $61.0 million in 2006 compared to 2005.  The average interest rate on certificates of deposit increased 179 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in deposit rates during the period was primarily due to higher market rates and the increased use of brokered deposits, which are generally more rate sensitive than internally generated deposits.

Interest expense on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, increased by $93 thousand over the prior year.  The average balance of borrowed funds for the year ended December 31, 2006 decreased by $2.6 million, to $19.4 million. The average cost of borrowed funds increased 98 basis points, to 4.67%, for the year ended December 31, 2006, due to the increase in market interest rates.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2006 and 2005.

The average balance of non-interest bearing deposits increased by $2.5 million, or 2%, for the year ended December 31, 2006.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 2.19% for the year ended December 31, 2006, compared to 1.28% for the same period ended December 31, 2005.

Provision for Loan Losses

The provision for loan losses was $1.3 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively.  Net charge-offs for 2006 were $369 thousand compared to net charge-offs of $8 thousand for 2005. The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio, including the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, levels of charge-offs and recoveries during the period, growth of outstanding loans and inherent risks in the nature of the loan portfolio. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Risk Elements/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income was $6.8 million for the year ended December 31, 2006, an increase of $381 thousand compared to 2005. The primary components of the increase were increases in investment advisory fees and other income, partially offset by losses on sales of investment securities. The changes are discussed in detail below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Change
Investment advisory fees	$2,662	$2,262	$400
Deposit service fees	1,757	1,671	86
Bank-owned life insurance income	391	88	303
Net gains (losses) on sales of Investment securities	(204)	191	(395)
Gains on sales of loans	147	246	(99)
Other income	2,063	1,977	86

Total non-interest income	$6,816	$6,435	$381

Investment advisory fees increased by $400 thousand, or 17.7%, in 2006 compared to 2005. The increase resulted from new business generated in 2006 and 2005 and an increase in fees earned per average asset due to the company’s restructured fee schedule implemented in mid-2005. The year to date balances of average investment advisory assets increased by $40.7 million, or 13%, from $326.0 million for 2005 to $366.8 million for 2006.

Income from BOLI amounted to $391 thousand and increased $303 thousand in 2006 compared to 2005.  The increase resulted from a full year of activity and from additional purchases in 2006.  The average balance was $8.4 million for the year ended December 31, 2006 compared to $2.6 million for the same period in 2005, reflecting purchases made in 2005 and 2006.

Net gains (losses) on the sales of investment securities amounted to a loss of $204 thousand and a gain of $191 thousand for the years ended December 31, 2006 and 2005, respectively.  The net loss in 2006 and net gain in 2005 resulted from sales of $19.9 million and $1.5 million, respectively, in those periods. The net losses realized in 2006 primarily resulted from management’s decision to sell a portion of the fixed income portfolio in December based on the expectation of improving net interest income in subsequent reporting periods through reinvestment at higher yields or through paydowns of borrowed funds and brokered deposits.

Non-Interest Expense

Non-interest expense was $32.5 million for the year ended December 31, 2006 an increase of $2.3 million, or 8%, compared to 2005.  The primary components of the increase were salaries and benefits, occupancy costs, advertising and public relations and other operating expenses. The changes are discussed in detail below.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Change
Salaries and employee benefits	$19,169	$18,326	$843
Occupancy expenses	6,095	5,537	558
Audit, legal and other professional fees	1,826	1,680	146
Advertising and public relations	1,372	875	497
Supplies and postage	874	862	12
Investment advisory and custodial expenses	500	505	(5)
Other operating expenses	2,704	2,450	254

Total non-interest expense	$32,540	$30,235	$2,305

Salaries and benefits expense totaled $19.2 million for the year ended December 31, 2006, compared with $18.3 million for 2005, an increase of $843 thousand, or 5%. The increase was due to additional staffing necessary to support the company’s strategic growth initiatives, annual compensation adjustments and corresponding increases in health insurance premiums and the additional expense related to employee stock compensation.  Performance based incentive compensation, a component of salary and benefit expense, decreased by $1.4 million in 2006.  Excluding this reduction, salary and benefit expense increased $2.2 million, or 13%, over the prior year.

Occupancy expenses totaled $6.1 million, an increase of $558 thousand, or 10%, compared to the prior year, primarily due to ongoing occupancy cost increases and facility expansion necessary to support the company’s growth and strategic initiatives.

Advertising and public relations expense increased $497 thousand and amounted to $1.4 million in 2006. The increase resulted primarily from the company’s branding initiatives, business development efforts and community relations.

Other operating expenses increased $254 thousand, or 10%, to $2.7 million in 2006.  The increases in this category were due primarily to the company’s growth and related increases in business development costs, courier services, staff development initiatives, and expense related to BOLI, partially offset by reductions in ATM network/ telecommunication charges and security related expenses.

Income Tax Expense

Income tax expense and the effective tax rate for the year ended December 31, 2006 and December 31, 2005 were $5.3 million and 36.7%, and $4.8 million and 36.1%, respectively. The effective rates for 2006 and 2005 reflect normal activity with the decrease from the statutory rate of 40.93% due primarily to the effect of interest income earned on tax-exempt municipal securities.

COMPARISON OF YEARS ENDED DECEMBER 31, 2005 AND 2004

Unless otherwise indicated, the reported results are for the year ended December 31, 2005 with the “comparable year” or “prior year” being the year ended December 31, 2004.

Net Income

The company had net income in 2005 of $8.4 million compared to $7.5 million for 2004, an increase of 12%.  Earnings per share for 2005 were $1.13 and $1.09 on a basic and diluted basis, compared to $1.03 and $0.99 in the prior year, increases of 9.7% and 10.1%, respectively.

Net Interest Income

The company’s net interest income was $38.1 million for the year ended December 31, 2005, an increase of $6.0 million, or 19%, over the prior year. The primary driver of the increase was a $97.5 million, or 19%, increase in average loan balances and, to a slightly lesser degree, the increase in net interest margin during the period. Loan growth and higher market rates primarily led to the $8.5 million increase in total interest income over the prior year. Loan growth was funded primarily through lower cost and non-interest bearing deposit growth, proceeds from maturities and paydowns of investments, and an increase in borrowed funds during the fourth quarter of 2005.  Total interest expense increase by $2.6 million over the prior year, due primarily to the increase in market rates and a $46.1 million, or 8%, increase in the average balance of total interest bearing deposits, borrowed funds and debentures.

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

Total Interest Expense

Total interest expense for the year ended December 31, 2005 was $10.2 million compared to $7.6 million for the year ended December 31, 2004, an increase of $2.6 million or 33%.  The increase resulted primarily from a 31 basis point increase in the average interest rate paid on interest bearing liabilities, to 1.62%, for the year ended December 31, 2005, and to a lesser extent, from the $46.1 million, or 8%, increase in the average balance of interest-bearing deposits, borrowed funds and debentures, to $631.5 million for the year ended December 31, 2005.

Interest expense on deposits increased by $1.9 million, or 30%, to $8.2 million for the year ended December 31, 2005.  The average balance of savings, checking and money market deposit accounts increased by $27.7 million, or 6%, to $458.7 million for the year ended December 31, 2005, while the average interest rate paid on such deposit accounts increased 21 basis points over the prior year.  The average balance on certificates of deposit increased by $4.2 million, or 3% over the prior year, to $139.9 million for the year ended December 31, 2005. The average interest rate on certificates of deposit increased 42 basis points for the year ended December 31, 2005 compared to the year ended December 31, 2004. The increase in deposit rates was due to the higher market rates during the period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased by $683 thousand over the prior year to $815 thousand.  The average balance of borrowed funds for the year ended December 31, 2005 increased by $14.2 million, to $22.1 million compared to $7.9 million for the prior year. The increase in average borrowed funds consisted of increases in FHLB borrowing, primarily in the fourth quarter of 2005, as slower deposit growth necessitated the alternate funding.  The average cost of borrowed funds increased 202 basis points, to 3.69%, for the year ended December 31, 2005, due to the increase in market interest rates.  The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2005 and 2004.

The average balance of non-interest bearing deposits, a key component of the company’s net interest margin increased by $20.0 million, or 14%, for the year ended December 31, 2005.  The total cost of funds (cost of interest bearing liabilities and non-interest bearing deposits) was 1.28% for the year ended December 31, 2005, compared to 1.05% for the same period ended December 31, 2004.

Provision for Loan Losses

The provision for loan losses was $1.1 million and $1.7 million for the years ended December 31, 2005 and 2004, respectively.  The larger provision in 2004 primarily resulted from charge-offs that occurred during the first quarter of that year.  Net charge-offs for 2005 were $8 thousand, compared to net charge-offs for 2004 of $713 thousand. The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio, including the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, levels of charge-offs and recoveries during the period, growth of outstanding loans and inherent risks in the nature of the loan portfolio. Despite the growth in the company’s loan portfolio, there have been no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Risk Elements/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

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

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	Change
Investment advisory fees	$2,262	$2,104	$158
Deposit service fees	1,671	2,058	(387)
Net gains on sales of investment securities	191	906	(715)
Gains on sales of loans	246	383	(137)
Other income	2,065	1,526	539

Total non-interest income	$6,435	$6,977	$(542)

Investment advisory fees increased by $158 thousand, or 7.5%, in 2005 compared to 2004. The change resulted from new business generated in 2005 and an increase in fees earned per average asset due to the company’s restructured fee schedule. The year to date balances of average investment management and trust assets decreased by $7.6 million, or 2%, from $333.6 million in 2004 to $326.0 million for 2005.

Deposit service fees decreased by $387 thousand, or 19%, to $1.7 million in 2005. The decrease was primarily attributed to higher earnings credit rates paid on commercial checking accounts due to the increase in market interest rates during the period.  The earnings credit rate allows customers to earn credit on deposit balances, which are used to offset service charges.

Net gains on the sales of investment securities amounted to $191 thousand and $906 thousand for the years ended December 31, 2005 and 2004, respectively.  These gains were realized on sales of securities of $1.5 million and $18.1 million in 2005 and 2004, respectively. The decline primarily resulted from market interest rate levels, which made investment security sales less attractive than previous years.  These sales resulted from management’s decision to take advantage of certain investment opportunities and asset/liability repositioning during these periods.

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

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	Change
Salaries and employee benefits	$18,326	$14,788	$3,538
Occupancy expenses	5,537	5,189	348
Audit, legal and other professional fees	1,680	1,368	312
Advertising and public relations	875	766	109
Supplies and postage	862	872	(10)
Investment advisory and custodial expenses	505	527	(22)
Other operating expenses	2,450	2,177	273

Total non-interest expense	$30,235	$25,687	$4,548

Salaries and benefits expense totaled $18.3 million for the year ended December 31, 2005, compared with $14.8 million for 2004, an increase of $3.5 million, or 24%. The increase was due to an increase in salary expense related to additional staffing necessary to support the company’s strategic growth initiatives and annual compensation adjustments, corresponding increases in health insurance premiums and payroll taxes, and an increase in performance based incentive compensation.

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

Income Tax Expense

Income tax expense and the effective tax rate for the year ended December 31, 2005 and December 31, 2004 were $4.8 million and 36.1%, and $4.3 million and 36.2%, respectively. The effective rates for 2005 and 2004 reflect normal activity with the decrease from the statutory rate of 40.93% due primarily to the effect of interest income earned on tax-exempt municipal securities.

Accounting Rule Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The adoption of FIN 48 did not have a material impact on the company’s financial position or results of operation.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”).  This new statement requires employers to recognize the funded status for pension and other post-retirement benefit plans in its financial statements, to recognize certain actuarial gains and losses, prior service cost, and any “transition amounts” when recognizing a plan’s funded status, with the offset to other comprehensive income.  For fiscal years ending after December 15, 2008, FAS 158 will also require measurement of plan assets and obligations as of the fiscal year end, eliminating the use of earlier measurement dates currently permissible.  Calendar year public companies were required to adopt the provisions of this new statement effective December 31, 2006.  The adoption of FAS 158 did not have a material impact on the company’s financial position or results of operation.

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Management is in the process of determining the impact that adoption of EITF No. 06-4 will have on the company’s financial position and results of operation.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance regarding the approach companies must use to quantify the materiality of financial misstatements after considering all relevant quantitative and qualitative factors.  The approach requires assessing the impact of correcting misstatements, including the carryover and reversing effects of cumulative prior year misstatements, on the current financial statements.  SAB 108 permits companies to apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities, with an offsetting adjustment to retained earnings, as of the beginning of the fiscal year of adoption.  SAB 108 was required to be applied in the company’s annual financial statements covering the fiscal year ended December 31, 2006.  The adoption of SAB 108 did not have an impact on the company’s financial position or results of operation.

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

In addition, on an annual basis management runs several alternative simulations used to further evaluate the interest rate sensitivity inherent in the existing balance sheet.  These simulations include an Economic Value of Equity (“EVE”) analysis in which the balance sheet is marked to market and then shocked up and down by 200 basis points.  EVE is performed to evaluate the sensitivity of the company’s net equity to changing interest rate environments.  The company also runs simulations that include balance sheet growth and certain alternative curve scenarios such as steep, flat or inverted yield curves, again to further evaluate or enhance the quarterly simulations.

At December 31, 2006 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2006, simulated under three rate scenarios:  (i) an instantaneous 200 basis point upward shift in all interest rates, (ii) no change in interest rates, and (iii) an instantaneous 200 basis point downward shift in all interest rates.  Rates on the company’s interest sensitive assets and liabilities (i.e., rates on investments, loans, deposits and borrowed funds) have been changed accordingly.

	December 31,2006
(Dollars in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$101,340	$116,545	$130,175
Collateralized mortgage obligations and other mortgage backed securities	5,352	5,892	6,260
Other investments	5,111	6,529	7,355
Total interest income	111,803	128,966	143,790

Interest Earning Liabilities:
Certificates of deposit	17,438	23,520	29,602
Interest bearing checking, money market, savings	13,988	17,596	23,836
Borrowed funds	1,024	1,597	2,172
Junior subordinated debentures	2,356	2,356	2,356
Total interest expense	34,806	45,069	57,966

Net interest income	$76,997	$83,897	$85,824

Management estimates that over a 24-month period net interest income will increase in a rising rate environment and decrease in a declining rate environment due to the company being more asset than liability sensitive.

The results and conclusions reached from the December 31, 2006 simulation are not significantly different from the December 31, 2005 simulation set forth below.

	December 31,2005
(Dollars in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets	$95,493	$113,038	$128,269
Interest Bearing Liabilities	23,194	30,380	43,267
Net interest income	$72,299	$82,658	$85,002

Maturity and composition information of the company’s loan portfolio, investment portfolio, certificates of deposit, and borrowed funds are contained in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the captions “Loans,” “Short-Term Investments,” “Investment Securities,” “Deposits” and “Borrowed Funds.” Management uses this information in the simulation model along with other information about the company’s assets and liabilities.  Management makes certain prepayment assumptions based on an analysis of market consensus and management projections, regarding how the factors discussed above will affect the assets and liabilities of the company as rates change.  One of the more significant changes in the anticipated maturity of assets occurs in the investment portfolio, specifically the reaction of mortgage backed securities (including collateralized mortgage obligations) and callable securities as rates change.

Item 8.            Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and cash equivalents:
Cash and due from banks	$35,583	$32,950
Short-term investments	15,304	5,431
Total cash and cash equivalents	50,887	38,381

Investment securities at fair value	131,540	156,521
Loans, less allowance for loan losses of $12,940 and $12,050 at December 31, 2006 and 2005, respectively	748,173	687,676
Premises and equipment	16,015	11,530
Accrued interest receivable	5,464	4,888
Deferred income taxes, net	6,861	6,200
Bank-owned life insurance	12,212	3,877
Prepaid expenses and other assets	1,976	2,392
Income taxes receivable	—	748
Core deposit intangible, net of amortization	475	608
Goodwill	5,656	5,656

Total assets	$979,259	$918,477

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$867,522	$775,387
Borrowed funds	15,105	58,639
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	6,567	4,624
Income taxes payable	92	—
Accrued interest payable	2,105	1,172

Total liabilities	902,216	850,647

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 7,722,288 and 7,594,268 shares issued and outstanding at December 31, 2006 and 2005, respectively	77	76
Additional paid-in capital	25,806	24,253
Retained earnings	51,127	44,034
Accumulated other comprehensive income (loss)	33	(533)

Total stockholders’ equity	77,043	67,830

Total liabilities and stockholders’ equity	$979,259	$918,477

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share data)	2006	2005	2004
Interest and dividend income:
Loans	$54,106	$41,083	$32,280
Investment securities	5,997	6,996	7,095
Total short-term investments	408	227	393
Total interest and dividend income	60,511	48,306	39,768

Interest expense:
Deposits	16,866	8,212	6,339
Borrowed funds	908	815	132
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	18,951	10,204	7,648

Net interest income	41,560	38,102	32,120

Provision for loan losses	1,259	1,135	1,650
Net interest income after provision for loan losses	40,301	36,967	30,470

Non-interest income:
Investment advisory fees	2,662	2,262	2,104
Deposit service fees	1,757	1,671	2,058
Bank—owned life insurance	391	88	—
Net gains (losses)on sales of investment Securities	(204)	191	906
Gains on sales of loans	147	246	383
Other income	2,063	1,977	1,526
Total non-interest income	6,816	6,435	6,977

Non-interest expense:
Salaries and employee benefits	19,169	18,326	14,788
Occupancy expenses	6,095	5,537	5,189
Audit, legal and other professional fees	1,826	1,680	1,368
Advertising and public relations	1,372	875	766
Supplies and postage	874	862	872
Investment advisory and custodial expenses	500	505	527
Other operating expenses	2,704	2,450	2,177
Total non-interest expense	32,540	30,235	25,687

Income before income taxes	14,577	13,167	11,760
Income tax expense	5,343	4,753	4,253

Net income	$9,234	$8,414	$7,507

Basic earnings per share	$1.21	$1.13	$1.03

Diluted earnings per share	$1.18	$1.09	$0.99

Basic weighted average common shares outstanding	7,661,178	7,468,498	7,294,760

Diluted weighted average common shares outstanding	7,821,297	7,690,526	7,613,196

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

	Common Stock					Accumulated
(Dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	7,204,046	$72	$20,970	$31,469		$2,239	$54,750
Comprehensive income
Net Income				7,507	7,507		7,507
Other comprehensive loss, net					(598)	(598)	(598)
Total comprehensive income					$6,909
Tax benefit from exercise of stock options			21				21
Common stock dividend paid ($0.215 per Share)				(1,568)			(1,568)
Common stock issued under dividend reinvestment plan	61,668	1	967				968
Stock-based compensation	11,866	—	182				182
Stock options exercised	102,746	1	421				422
Balance at December 31, 2004	7,380,326	$74	$22,561	$37,408		$1,641	$61,684
Comprehensive income
Net Income				8,414	8,414		8,414
Other comprehensive loss, net					(2,174)	(2,174)	(2,174)
Total comprehensive income					$6,240
Tax benefit from exercise of stock options			104				104
Common stock dividend paid ($0.24 per share)				(1,788)			(1,788)
Common stock issued under dividend reinvestment plan	59,920	1	870				871
Stock-based compensation	29,660	—	215				215
Stock options exercised	124,362	1	503				504
Balance at December 31, 2005	7,594,268	$76	$24,253	$44,034		$(533)	$67,830
Comprehensive income
Net Income				9,234	9,234		9,234
Other comprehensive income, net					566	566	566
Total comprehensive income					$9,800
Tax benefit from exercise of stock options			22				22
Common stock dividend paid ($0.28 per share)				(2,141)			(2,141)
Common stock issued under dividend reinvestment plan	58,623	—	944				944
Stock-based compensation	—	—	292				292
Stock options exercised	69,397	1	295				296
Balance at December 31, 2006	7,722,288	$77	$25,806	$51,127		$33	$77,043

Disclosure of other comprehensive income (loss):	2006	2005	2004
Gross unrealized holding gains (losses) arising during the period	$719	$(3,474)	$(106)
Income tax benefit (expense)	(268)	1,425	43
Net unrealized holding gains (losses), net of tax	451	(2,049)	(63)
Reclassification adjustment for net gains (losses) included in net income
Net realized gains/(losses) on sales of securities during the period	(204)	191	906
Income tax benefit (expense)	89	(66)	(371)
Reclassification adjustment, net of tax	(115)	125	535
Other comprehensive income (loss), net of reclassification	$566	$(2,174)	$(598)

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$9,234	$8,414	$7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,259	1,135	1,650
Depreciation and amortization	2,571	2,652	2,968
Amortization of intangible assets	133	133	133
Stock-based compensation expense	459	215	182
Net (gains) losses on sales of investments	204	(191)	(906)
Gains on sales of loans	(147)	(246)	(383)
Income on bank-owned life insurance, net	(339)	(87)	—
(Increase) decrease in:
Loans held for sale, net of gain	(135)	80	544
Accrued interest receivable	(576)	(1,259)	(451)
Prepaid expenses and other assets	416	5,236	(4,220)
Deferred income taxes	(1,009)	(603)	(192)
Increase (decrease) in:
Accrued expenses and other liabilities	1,838	1,985	(429)
Accrued interest payable	933	432	24
Change in income taxes	840	852	343
Tax benefit from exercise of stock options	—	104	21
Net cash provided by operating activities	15,681	18,852	6,791
Cash flows from investing activities:
Net decrease in other short-term investments	—	8,200	1,800
Proceeds from sales of investment securities	19,713	1,677	19,047
Proceeds from maturities, calls and pay-downs of investment securities	20,145	39,739	31,611
Purchase of investment securities	(14,340)	(14,213)	(42,584)
Purchase of tax credits	—	(1,468)	—
Net increase in loans	(61,474)	(129,109)	(82,494)
Additions to premises and equipment, net	(6,945)	(2,007)	(1,872)
Net purchases of bank-owned life insurance	(7,996)	(1,878)	—
Net cash used in investing activities	(50,897)	(99,059)	(74,492)
Cash flows from financing activities:
Net increase in deposits	92,135	6,743	107,820
Net increase (decrease) in borrowed funds	(43,534)	54,988	(17,773)
Cash dividends paid	(2,141)	(1,788)	(1,568)
Proceeds from issuance of common stock	944	871	968
Proceeds from exercise of stock options	296	504	422
Tax benefit from exercise of stock options	22	—	—
Net cash provided by financing activities	47,722	61,318	89,869

Net increase (decrease) in cash and cash equivalents	12,506	(18,889)	22,168
Cash and cash equivalents at beginning of year	38,381	57,270	35,102

Cash and cash equivalents at end of year	$50,887	$38,381	$57,270

Supplemental financial data:
Cash Paid For:
Interest	$18,018	$9,772	$7,624
Income taxes	5,500	4,447	4,160

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

The bank has three wholly owned subsidiaries, Enterprise Insurance Services, LLC, Enterprise Investment Services, LLC, and Enterprise Security Corporation, organized for the purposes of engaging in insurance sales activities, offering non-deposit investment products and services and investing in equity securities on its own behalf and not as a broker, respectively.  The services offered through the bank and subsidiaries are managed as one strategic unit and represent the company’s only reportable operating segment.

The company’s deposit accounts are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.

The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Commissioner also retains supervisory jurisdiction over the company.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  Actual results, particularly regarding the estimate of the allowance for loan losses, may differ from these estimates.

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

(c) Short-term Investment Securities

The company utilizes short-term investments to earn returns on short-term excess liquidity. The company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  The company’s cash equivalent short-term investments may be comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original maturities of less than ninety days.  Short-term investments carried as cash equivalents at December 31, 2006 and 2005 consisted of overnight and term federal funds sold and money market mutual funds. From time to the time, the company may invest in auction rate preferred securities with redemption options (auction dates) every forty-nine days, but which cannot readily be converted to cash at par value until the next successful auction. These investments are not cash equivalents and would be classified as “other short-term investments”. The company had no “other short-term investments’ at December 31, 2006 or 2005.

(d) Investment Securities

Investment securities that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.  Included as available for sale are securities that are purchased in connection with the company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the company has the positive intent to hold to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  The bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

As of the balance sheet dates all of the company’s investment securities (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. The company regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating the credit quality of the issuer, if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains on sales of investment securities.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(e) Loans

The company grants commercial real estate loans, secured and unsecured commercial loans, single family and multi-family residential loans, and a variety of consumer loans.  In addition, the company grants loans for the construction of residential homes, multi-family properties, and commercial real estate properties and for land development.  Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the borrower.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy, among other factors.

Loans are reported at the principal amount outstanding, net of deferred origination fees and costs.  Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight line method over three to five years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans.  When loans are paid off, the unamortized fees and costs are recognized as an adjustment to interest income.

Loans held for sale are carried at the lower of aggregate amortized cost or market value.  All loans sold are currently sold without recourse.  When loans are sold a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed or are less than the carrying value of the loans.  Gains and losses are determined using the specific identification method.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  Impaired loans are accounted for, except those loans that are accounted for at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, in the case of collateral dependent loans, the lower of the fair value of the collateral or the recorded amount of the loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Impaired loans are charged off when management believes that the collectability of the loan’s principal is remote.

Restructured loans are those where interest rates and/or principal payments have been restructured to defer or reduce payments as a result of financial difficulties of the borrower.  Restructured loans are generally included in the impaired loan category.

(f) Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

The company uses a systematic process to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology relies on a combination of qualitative and quantitative factors, including loan reviews of large and higher risk credits, industry concentrations, results of regulatory examinations, historical charge-off and recovery experience, the growth, composition and size of the loan portfolio, trends in delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.

The foundation of the process is an ongoing internal credit rating and review system conducted by the company’s credit department, which takes into consideration the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral.  In addition, the company contracts annually with an  external loan review firm to review commercial loans on a semi-annual basis.  Loans which are evaluated to be of weaker credit quality are considered “classified” and are reviewed on a more regular basis by management.

The company accounts for impaired loans in accordance with the terms of SFAS 114.  Individual commercial loans deemed to be impaired are analyzed for loss exposure using one of the acceptable methods prescribed in the accounting standard, while portfolios of more homogenous populations of loans, such as residential mortgages and consumer loans, are analyzed at a group level.

On a quarterly basis the company prepares an estimate of the necessary reserves.   Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative and qualitative factors identified above.

The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the board of directors and the full the board itself.

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

See “Allowance for Loan Losses” under the headings, “Financial Condition” and “Critical Accounting Estimates”, contained in Item 7 above for further information regarding the allowance for loan losses.

(g) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements as follows:

Buildings and leasehold improvements	10 to 25 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 7 years

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

(i) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $475 thousand, respectively, at December 31, 2006 and $5.7 million and $608 thousand, respectively, at December 31, 2005. Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

In accordance with generally accepted accounting principles, the company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill occurs when the estimated fair value of the company is less than its recorded value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

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

The company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charge to operations.  Accumulated amortization expense related to core deposit intangible asset was $859 thousand at December 31, 2006.  Amortization expense is expected to amount to $133 thousand for each of the years ended December 31, 2007, 2008 and 2009, and $77 thousand in 2010.

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2006.

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

(k) Investment Assets Under Management

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company.  Investment assets under management, consisting of assets managed by the investment advisory group and the commercial sweep product, totaled $502.1 million and $425.0 million at December 31, 2006 and 2005, respectively.  Fee income is reported on an accrual basis.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2006	2005	2004
Basic weighted average common shares outstanding	7,661,178	7,468,498	7,294,760
Dilutive shares	160,119	222,028	318,436
Diluted weighted average common shares outstanding	7,821,297	7,690,526	7,613,196
Basic Earnings per share	$1.21	$1.13	$1.03
Effect of dilutive shares	(0.03)	(0.04)	(0.04)
Diluted Earnings per share	$1.18	$1.09	$0.99

At December 31, 2006 and 2005 there were 16,000 and 417,602 outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price.  These options, which were not dilutive as of the calculation date, may potentially dilute earnings per share in the future.

(m) Stock Based Compensation

Prior to January 1, 2006, the company accounted for stock-based compensation plans using the intrinsic value method under which no compensation cost was recorded if, at the grant date, the exercise price of the options was equal to or greater than the fair market value of the company’s common stock.  Accordingly, prior to 2006, the company did not record compensation cost related to stock option awards.  However, the company supplementally disclosed pro forma net income and earnings per share amounts as if the fair value based method of accounting had been applied to its stock-based compensation.

On January 1, 2006, the company adopted Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), using the modified version of the prospective application method.  Pursuant to this transition method, beginning in 2006 the company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, outstanding on January 1, 2006 and options issued subsequent to January 1, 2006, for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the grant-date fair value estimate of the awards as calculated under the original provisions of SFAS 123 for previous pro forma disclosures and under the provisions of 123(R) for options issued subsequent to January 1, 2006.  The company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each grant).

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

(o) Derivatives

The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. The company generally originates fixed rate residential mortgage loans with the anticipation of selling such loans. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At December 31, 2006 the estimated fair value of the company’s derivative instruments were considered to be immaterial.

(p) Other Accounting Rule Changes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The adoption of FIN 48 did not have a material impact on the company’s financial position or results of operation.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”).  This new statement requires employers to recognize the funded status for pension and other post-retirement benefit plans in its financial statements, and to recognize certain actuarial gains and losses, prior service cost, and any “transition amounts” when recognizing a plan’s funded status, with the offset to other comprehensive income.  For fiscal years ending after December 15, 2008, FAS 158 will also require measurement of plan assets and obligations as of the fiscal year end, eliminating the use of earlier measurement dates currently permissible.  Calendar year public companies were required to adopt the provisions of this new statement effective December 31, 2006.  The adoption of FAS 158 did not have an impact on the company’s financial position or results of operation.

See “Supplemental Retirement Plan” contained in note 10, “Employee Benefit Plans” for further information regarding the company’s postretirement benefit obligation.

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Management is in the process of determining the impact that adoption EITF No. 06-4 will have on the company’s financial position and results of operation.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance regarding the approach companies must use to quantify the materiality of financial misstatements after considering all relevant quantitative and qualitative factors.  The approach requires assessing the impact of correcting misstatements, including the carryover and reversing effects of cumulative prior year misstatements, on the current financial statements.  SAB 108 permits companies to apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities, with an offsetting adjustment to retained earnings, as of the beginning of the fiscal year of adoption.  SAB 108 was required to be applied in the company’s annual financial statements covering the fiscal year ended December 31, 2006.  The application of SAB 108 did not have an impact on the company’s financial position or results of operation.

(2)           Investment Securities

The amortized cost and estimated fair values of investment securities at December 31 are summarized as follows:

	2006
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$10,481	$—	$76	$10,405
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	62,613	—	1,182	61,431
Municipal securities	48,382	815	435	48,762
Total fixed income securities	121,476	815	1,693	120,598
Certificates of Deposit	1,033	—	—	1,033
FHLB stock, at cost (2)	1,428	—	—	1,428
Equity investments	7,766	791	76	8,481
Total investment securities	$131,703	$1,606	$1,769	$131,540

	2005
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Federal agency obligations (1)	$15,421	$—	$219	$15,202
CMO/MBS	78,690	7	1,554	77,143
Municipal securities	54,459	1,057	601	54,915
Total fixed income securities	148,570	1,064	2,374	147,260
Certificates of Deposit	1,000	—	—	1,000
FHLB stock, at cost (2)	3,205	—	—	3,205
Equity investments	4,832	426	202	5,056
Total investment securities	$157,607	$1,490	$2,576	$156,521

(1)                      Federal agency obligations include securities issued by government sponsored enterprises such as Fannie Mae, Freddie Mac, and the FHLB.  These securities do not represent obligations of the US government and are not backed by the full faith and credit of the United States Treasury.

(2)                      The bank is required to purchase Federal Home Loan Bank (FHLB) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

The following table summarizes investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired.

	2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$—	$—	$10,384	$(76)	$10,384	$(76)
CMO/MBS	3,647	(26)	57,782	(1,156)	61,429	(1,182)
Municipal securities	2,526	(12)	21,732	(423)	24,258	(435)
Equity investments	618	(54)	115	(22)	733	(76)
Total temporarily impaired securities	$6,791	$(92)	$90,013	$(1,677)	$96,804	$(1,769)

	2005
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency obligations	$15,202	$(219)	$—	$—	$15,202	$(219)
CMO/MBS	60,945	(1,157)	14,008	(397)	74,953	(1,554)
Municipal securities	12,914	(182)	16,966	(419)	29,880	(601)
Equity investments	1,814	(202)	—	—	1,814	(202)
Total temporarily impairedsecurities	$90,875	$(1,760)	$30,974	$(816)	$121,849	$(2,576)

At December 31, 2006 and 2005, the company had fixed income securities with unrealized losses totaling $1.7 million and $2.4 million, respectively.  The decline in market value at each of the year end dates was due to interest rate volatility and not credit quality as all of these securities were AAA credit rated. In addition the company has the ability and intent to hold these investments until a market price recovery or maturity.  Therefore, the unrealized losses were not considered other-than-temporary in nature.

At December 31, 2006, the company’s equity security portfolio had 26 securities with unrealized losses totaling $76 thousand.  Five securities totaling $22 thousand of the unrealized losses were in existence for greater than twelve months. These unrealized losses were due to normal market volatility and the securities were not considered other than temporarily impaired. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss.  Upon such review, there were no securities at December 31, 2006 that were considered other than temporarily impaired.

The contractual maturity distribution of total fixed income securities at December 31, 2006 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$4,112	3.4%	$4,073	3.4%
After one but within three years	19,049	15.7%	18,795	15.6%
After three but within five years	16,146	13.3%	16,062	13.3%
After five but within ten years	41,239	33.9%	41,314	34.2%
After ten years	40,930	33.7%	40,354	33.5%
Total fixed income securities	$121,476	100.0%	$120,598	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with amortized cost and fair values of $35.4 million and $35.9 million, respectively, at December 31, 2006.

At December 31, 2006, securities with a fair value of $25.1 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (note 7) and securities with a fair value of $2.0 million were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2005, securities with a fair value of $12.5 million and $1.9 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.  At December 31, 2004, securities with a fair value of $15.1 million and $2.0 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.

Securities designated as qualified collateral for FHLB borrowing capacity amounted to $46.2 million, $81.2 million and $122.3 million at December 31, 2006, 2005 and 2004, respectively.

Sales of investment securities for the years ended December 31, 2006, 2005, and 2004 are summarized as follows:

(Dollars in thousands)	2006	2005	2004
Amortized cost of securities sold	$19,917	$1,486	$18,141
Gross realized gains on sales	149	246	907
Gross realized losses on sales	(353)	(55)	(1)
Total proceeds from sales of investment securities	$19,713	$1,677	$19,047

Tax exempt interest earned on the municipal securities portfolio was $2.0 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.

(3)           Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

(Dollars in thousands)	2006	2005
Real estate:
Commercial real estate	$368,621	$326,963
Commercial construction	114,078	108,048
Residential mortgages	61,854	47,207
Residential construction	3,981	4,154
Loans held for sale	549	267
Total real estate	549,083	486,639

Commercial and industrial	164,865	165,982
Home equity	44,038	44,444
Consumer	4,307	3,986
Gross loans	762,293	701,051

Deferred loan origination fees, net	(1,180)	(1,325)
Total loans	761,113	699,726
Allowance for loan losses	(12,940)	(12,050)
Net loans and loans held for sale	$748,173	$687,676

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

As of December 31, 2006 and 2005, the outstanding loan balances to directors, officers, principal stockholders and their associates were $10.0 million and $10.6 million, respectively.  Unadvanced portions of lines of credit available to directors and officers were $3.2 million and $3.3 million, as of December 31, 2006 and 2005, respectively. During 2006, new loans and net increases in loan balances or lines of credit under existing commitments of $702 thousand were made and principal paydowns of $1.3 million were received.  All loans to these related parties are current.

At December 31, 2006 and 2005, the company was servicing residential mortgage loans owned by investors amounting to $13.5 million and $14.0 million, respectively.  Additionally, the company was servicing commercial loans participated out to various other institutions amounting to $8.2 million and $9.0 million at December 31, 2006 and 2005, respectively.

First lien 1-4 family residential mortgage loans designated as qualified collateral for FHLB borrowing capacity amounted to $42.5 million and $35.8 million at December 31, 2006 and 2005, respectively.  In January 2007, the company increased its FHLB borrowing capacity by pledging additional commercial real estate, home equity and multi-family loans as collateral to the FHLB.  The additional loan balances pledged amounted to $124.7 million at January 31, 2007, and provided an additional $62.4 in borrowing capacity.

Non-performing assets at December 31 are summarized as follows:

(Dollars in thousands)	2006	2005
Real estate	$788	$356
Commercial and industrial	980	1,117
Consumer, including home equity	17	2
Total non-accrual loans	$1,785	$1,475
Accruing loans > 90 days past due	7	1
Other real estate owned	—	—
Total non-performing assets	$1,792	$1,476

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2006, 2005, and 2004.  The reduction or increase in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2006	2005	2004
Income in accordance with original loan terms	$259	$210	$246
Less income recognized	64	32	443
Reduction/(increase) in interest income	$195	$178	$(197)

At December 31, 2006 and 2005, total impaired loans were $1.8 million and $1.5 million, respectively.  In the opinion of management, there were no impaired loans requiring an allocated reserve at December 31, 2006 and 2005, respectively. All of the impaired loans have been measured based on the present value of expected future cash flows.  During the years ended December 31, 2006, 2005 and 2004, the average recorded value of impaired loans was $1.8 million, $1.8 million and $3.8 million, respectively. Included in the reduction in interest income in the table above is $178 thousand, $174 thousand and $207 thousand of interest income that was not recognized on loans that were deemed impaired as of December 31, 2006, 2005 and 2004, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$12,050	$10,923	$9,986
Provision charged to operations	1,259	1,135	1,650
Loan recoveries	210	119	272
Loans charged off	(579)	(127)	(985)
Balance at end of year	$12,940	$12,050	$10,923

(4)           Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2006	2005
Land	$1,374	$1,374
Buildings and leasehold improvements	16,215	12,066
Computer software and equipment	8,809	7,526
Furniture, fixtures and equipment	6,531	5,088
	32,929	26,054
Less accumulated depreciation	(16,914)	(14,524)

Total premises and equipment, net of accumulated depreciation	$16,015	$11,530

The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2006 minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2007	$1,036
2008	718
2009	432
2010	362
2011	160
Thereafter	550

Total minimum lease payments	$3,258

Total rent expense for the years ended December 31, 2006, 2005 and 2004 amounted to $1.0 million, $862 thousand, and $787 thousand, respectively.

(5)           Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2006	2005
Investments	$840	$1,004
Loans and loans held for sale	4,624	3,884

Total accrued interest receivable	$5,464	$4,888

(6)           Deposits

Deposits at December 31st are summarized as follows:

(Dollars in thousands)	2006	2005

Demand deposits	$169,910	$173,804
Interest bearing checking	179,533	171,611
Savings	141,734	154,539
Money market	125,052	112,556
Certificates of deposit less than $100,000	95,651	86,590
Certificates of deposit of $100,000 or more	90,698	66,299
Brokered certificates of deposit	64,944	9,988
Total deposits	$867,522	$775,387

In the fourth quarter of 2005, a combination of strong commercial loan growth and slower deposit growth, resulted in the company increasing its use of external funding such as brokered certificates of deposits.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2006:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than three months(1)	$71,037	$54,182	$125,219
Due in over three through twelve months(1)	75,169	31,847	107,015
Due in over one year through two years	12,526	4,214	16,741
Due in over two years through three years	1,863	352	2,215
Due in over three years through four years	-	103	103
Total certificates of deposit	$160,595	$90,698	$251,293

(1) The line items “Due in less than three months” and “Due in over three through twelve months” include brokered certificates of deposit of $39.9 million and $25.0 million, respectively, in the less than $100,000 category.

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $3.2 million, $1.3 million, and $863 thousand, in 2006, 2005 and 2004, respectively.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $506 thousand and $572 thousand at December 31, 2006 and 2005, respectively.

(7)           Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2006		2005		2004
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Securities sold under agreements to repurchase	$4,835	4.82%	$706	1.90%	$1,718	1.84%
Federal Home Loan Bank of Boston borrowings	10,270	5.20%	57,933	4.17%	1,933	2.94%
Total borrowed funds	15,105	5.08%	58,639	4.14%	3,651	2.42%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%
Total borrowed funds and debentures	$25,930	7.50%	$69,464	5.19%	$14,476	8.74%

Repurchase agreements for securities sold at December 31, 2006 had maturities ranging generally from one to six months, with a weighted average term of 71 days. Maximum amounts outstanding at any month end during 2006, 2005, and 2004 were $6.7 million, $6.4 million, and $14.5 million, respectively

FHLB borrowings at December 31, 2006 consisted of $7.0 million in overnight borrowings at 5.06%, $2.8 million in short-term borrowings, maturing in less than 6 months, at 5.43% and $470 thousand in a term advance maturing in 6.5 years at 5.94%. Maximum amounts outstanding at any month end during 2006, 2005, and 2004 were $31.9 million, $59.0 million, and $20.7 million, respectively.

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and FHLB borrowings for the year ended December 31,

	2006		2005		2004
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$2,325	4.41%	$2,823	2.59%	$2,867	1.62%
FHLB advances	17,100	4.71%	19,250	3.85%	5,018	1.71%

Total	$19,425	4.67%	$22,073	3.69%	$7,885	1.67%

As a member of the FHLB, the bank has the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit for up to 5% of its total assets. Borrowings from the FHLB are secured by certain securities from the company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2006, based on qualifying collateral less outstanding advances, the bank had the capacity to borrow additional funds from the FHLB of up to approximately $63.1 million, which includes a pre-approved overnight line of credit in the amount of $11.0 million.  In January 2007, the company pledged additional loans as collateral to the FHLB and increased its total available borrowing capacity to $125.5 million.

See note 2 and note 3 above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

On March 10, 2000 the company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware.  The Trust issued $10.5 million of 10.875% trust preferred securities.  The proceeds from the sale of the trust preferred securities were used by the Trust, along with the company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.

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

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $944 thousand, of the $2.1 million total quarterly dividends paid by the company in 2006, into 58,623 shares of the company’s common stock.

The company maintains a shareholders rights plan pursuant to which each share of common stock includes a right to purchase under certain circumstances one-four hundredth of a share of the company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $18.75 per one-two hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the company’s outstanding shares of common stock.  The rights will expire, unless earlier redeemed or exchanged by the company, on January 13, 2008.  The rights have no voting or dividend privileges, and unless and until they become exercisable have no dilutive effect on the earnings of the company.

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

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate or result in certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material adverse effect on the company’s financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the bank, the company must meet specific capital guidelines that involve quantitative measures of the company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Neither the company nor the bank may declare or pay dividends on its stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain the minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2006, that the company meets all capital adequacy requirements to which it is subject.

As of December 31, 2006 and 2005, both the company and the bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the following table. The company’s and the bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
The Company
Total Capital (to risk weighted assets)	$91,237	11.37%	$64,196	8.00%	$80,245	10.00%

Tier 1 Capital (to risk weighted assets)	80,849	10.08%	32,098	4.00%	48,147	6.00%

Tier 1 Capital (to average assets)	80,849	8.47%	38,177	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$90,724	11.31%	$64,196	8.00%	$80,245	10.00%

Tier 1 Capital (to risk weighted assets)	80,336	10.01%	32,098	4.00%	48,147	6.00%

Tier 1 Capital (to average assets)	80,336	8.42%	38,150	4.00%	47,687	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
The Company
Total Capital (to risk weighted assets)	$81,603	11.12%	$58,715	8.00%	$73,394	10.00%

Tier 1 Capital (to risk weighted assets)	72,293	9.85%	29,357	4.00%	44,036	6.00%

Tier 1 Capital (to average assets)	72,293	8.04%	35,945	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$80,802	11.01%	$58,721	8.00%	$73,402	10.00%

Tier 1 Capital (to risk weighted assets)	71,491	9.74%	29,361	4.00%	44,041	6.00%

Tier 1 Capital (to average assets)	71,491	7.96%	35,918	4.00%	44,897	5.00%

*                    For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

(9)           Stock Based Compensation Plans

The company currently has three individual stock incentive plans (the 1988 plan, the 1998 plan as amended in 2001, and the 2003 plan).  No additional options or other rights of any kind may be granted under the 1988 plan.  The remaining plans permit the Board of Directors under various terms to grant both incentive and non-qualified stock options, stock appreciation rights and other rights for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued with or without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2006, 448,618 shares remain available for future grants under these plans.

To date the company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and stock in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $459 thousand, $215 thousand and $182 thousand for the years ended 2006, 2005 and 2004 respectively.  The total tax benefit recognized related to the stock based compensation expense was $139 thousand, $89 thousand and $75 thousand, for the years ended 2006, 2005 and 2004 respectively.

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

Stock Option Awards

SFAS 123(R) requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The company has estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group. Prior to the adoption of SFAS 123(R), the company was not estimating forfeitures, but was rather adjusting pro forma compensation cost as actual forfeitures occurred, as permitted by SFAS 123. SFAS 123(R) did not require a cumulative adjustment at the time of adoption.

As a result of adopting SFAS 123(R), the company recognized stock-based compensation expense related to stock option awards of $243 thousand for the year ended December 31, 2006.   Accordingly, income before taxes and net income were $243 thousand and $192 thousand lower, respectively, than if the company had continued to account for stock-based compensation using the intrinsic value method.  The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was a reduction of $0.025.  In addition, in accordance with SFAS 123(R), the company presented a $22 thousand tax benefit realized on the exercise of stock options as cash flow from financing activities.  Prior to adoption, these tax benefits were presented as cash flow from operating activities.

In accordance with the modified prospective transition method, the company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) or SFAS 123.  The pro forma table below reflects net income, basic and diluted earnings per share for years ended December 31, 2005 and 2004 had the company determined stock-based compensation expense based on the fair value at the grant date for its options under SFAS 123:

(Dollars in thousands, except per share data)	2005	2004

Net income as reported	$8,414	$7,507
SFAS 123 compensation cost, net of tax	(251)	(217)
Pro forma net income	$8,163	$7,290

Basic earnings per share as reported	$1.13	$1.03
Pro forma basic earnings per share	1.09	1.00

Diluted earnings per share as reported	1.09	0.98
Pro forma diluted earnings per share	1.06	0.96

Stock option transactions during the year ended December 31, 2006 are summarized as follows:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	759,478	$11.35	4.62
Granted	9,000	16.91
Exercised	(72,382)	4.79
Forfeited	(20,646)	12.82
Outstanding December 31, 2006	675,450	12.08	4.02	$2,725,899

Vested and Exercisable at December 31, 2006	445,500	10.66	3.13	$2,424,557

The aggregate intrinsic value in the table above represents the difference between the closing price of the company’s common stock on December 31, 2006 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2006. The intrinsic value will change based on the fair market value of the company’s stock.

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

There were 9,000 options granted in 2006.  The per share weighted average fair value of stock options granted in 2006 was determined to be $3.79.  The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant.  The average assumptions used in the model for the 2006 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.91%, 16%, 1.66% and 6, respectively.

There were 237,300 options granted in 2005.  The per share weighted average fair value of stock options granted in 2005 was determined to be $2.79.  The weighted average fair value of the options was determined to be 20% of the market value of the stock at the date of grant.  The average assumptions used in the model for the 2005 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.13%, 15%, 1.67% and 6, respectively.

There were 215,880 options granted in 2004.  The per share weighted average fair value of stock options granted in 2004 was determined to be $1.54.  The weighted average fair value of the options was determined to be 11% of the market value of the stock at the date of grant.  The average assumptions used in the model for the 2004 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 3.59%, 15%, 1.53% and 6, respectively.

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

Total intrinsic value of options exercised in 2006 was $844 thousand.  Cash received from option exercises was $296 thousand, $504 thousand and $422 thousand in 2006, 2005 and 2004, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $22 thousand, $104 thousand and $21 thousand in 2006, 2005, and 2004, respectively.  In accordance with SFAS 123(R), beginning in 2006 this excess tax benefit has been classified under the heading “Cash flows from financing activities” in the Consolidated Statement of Cash Flows.  Prior to the adoption of SFAS 123(R), the company presented the tax benefit of stock option exercises as operating cash flows.

As of December 31, 2006, there was $432 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options.  That cost is expected to be recognized over the remaining weighted average vesting period of 2.4 years.

Restricted Stock Awards

The company has granted one restricted stock award, comprised of 17,500 newly issued shares, in September 2005.  The grant date fair value of the restricted stock awarded was $14.25 per share, which reflects the market value of the common stock on the grant date, based on the average of the high and low trade prices on that date.  There were no restricted stock awards granted or forfeited during 2006.  The shares granted vest twenty percent per year starting on the first anniversary date of the award.  The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period.

Compensation expense recognized in association with the restricted stock award amounted to $50 thousand and $17 thousand, for the years ended 2006 and 2005, respectively.   The total tax benefit recognized related to the restricted stock compensation expense was $20 thousand and $7 thousand, for the years ended 2006 and 2005 respectively.

As of December 31, 2006, 3,500 shares have vested and 14,000 remain non-vested. As of December 31, 2006, there remained $183 thousand of unrecognized compensation expense related to the restricted stock award.  That cost is expected to be recognized over the remaining vesting period of 3.7 years.

Director Stock Compensation

The members of the company’s Board of Directors are offered the choice to receive newly issued shares of the company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Directors must make an irrevocable election to receive shares of common stock in lieu of cash compensation prior to December 31st of the preceding year.  Directors are granted shares of common stock in lieu of cash fees at a per share price which reflects the value of the common stock on the first business day of the year, based on the average of the high and low trade prices of the common stock on that date.

Total Director Compensation expense amounted to $265 thousand, $283 thousand and $207 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.  Included in the 2006 expense were fees of $167 thousand, which represented 10,575 shares issued to Directors in January 2007, at a fair market value price of $15.79 per share, which reflected the value of the common stock on January 3, 2006.  Included in the 2005 expense were fees of $199 thousand, which represented 12,158 shares issued to Directors in December 2005, at a fair market value price of $16.43 per share, which reflected the fair value of the common stock on January 3, 2005.  Included in the 2004 expense were fees of $182 thousand, which represented 11,866 shares issued to Directors in December 2004, at a fair market value price of $15.34 per share, which reflected the fair value of the common stock on January 2, 2004.  The total tax benefit recognized related to the director stock compensation expense was $68 thousand, $82 thousand and $75 thousand, for the years ended 2006, 2005 and 2004 respectively.

(10)         Employee Benefit Plans

401(k) Defined Contribution Plan

The company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their pre-tax earnings to the plan.  A portion of the base percentage, as determined by the board of directors, is matched by the company.  No company contributions are made for supplemental contributions made by participants.  The percentage matched was 50%, 75% and 50% in 2006, 2005 and 2004, respectively up to the first 6% contributed by the employee. The company’s total expense for the 401(k) plan match, including bonus match and the discretionary match discussed below, was $374 thousand, $474 thousand and $303 thousand, respectively, for the years ended December 31, 2006, 2005, and 2004.

All employees, at least 21 years of age, are immediately eligible to participate.  Vesting for the company’s 401(k) plan contribution is based on years of service with participants becoming 20% vested after 2 years of service, increasing pro-rata to 100% vesting after 6 years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan administration fees.

Employee Bonus Programs

The company bonus program includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors.

The company also has maintained a supplemental bonus plan for certain senior officers. The goals, objectives and payout schedule of this plan are set by the compensation committee.  The plan provides for payment of cash bonuses based on the achievement of certain earnings per share goals.

From time to time the company may also make an annual discretionary employer contribution to the 401(k) plan of an additional percentage of employee contributions.

In 2006, 2005 and 2004 amounts charged to salaries and benefits under these programs were $496 thousand, $1.7 million and $225 thousand, respectively.

Supplemental Retirement Plan

Since 1996 the company has maintained a supplemental retirement plan for its chairman and since 1999 for its president and an executive vice president, (together, the “executives”).  Until 2005, these supplemental retirement plans were provided through split dollar insurance agreements with the executives (“Executive Split Dollar Agreements”).

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

The objective of the Compensation Committee was to eliminate the compliance and tax concerns associated with the Executive Split Dollar Agreements while maintaining a level of retirement and insurance benefit for each of the executives that would be substantially equivalent to the benefits that had been anticipated under the Executive Split Dollar Agreements.  Based upon the consultant’s recommendations, in 2005 the Compensation Committee approved a restructuring of the executives’ supplemental retirement programs under which the executives assigned ownership of the life insurance policies subject to the Executive Split Dollar Agreements to the company, the Executive Split Dollar Agreements were terminated and the company entered into salary continuation and supplemental life insurance agreements with the executives.

The salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.  In addition, upon an executive’s death a death benefit will be paid to his designated beneficiaries.

These non-qualified plans represent direct liabilities of the company, and as such have no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation”, which is equal to the present value of the retirement benefits to be provided to the employee or any beneficiary in exchange for the employee’s service rendered to that date.  Because the company’s retirement benefit obligations provide for predetermined fixed-cash payments the company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The amounts charged to expense for supplemental retirement programs was $626 thousand, $664 thousand and $509 thousand, for the years ended December 31, 2006, 2005 and 2004, respectively.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2006	2005

Reconciliation of benefit obligation:
Previously accrued supplemental retirement benefits	$—	$509
Benefit obligation at beginning of year	1,173	—
Service cost	539	615
Interest cost	87	49
Benefit obligation at end of year	$1,799	$1,173

Funded status:
Accrued liability as of December 31	$(1,799)	$(1,173)

Discount rate used for benefit obligation	6.00%	6.00%

Net periodic benefit cost:
Service cost	$539	$615
Interest cost	87	49
	$626	$664

Management utilizes the Moody’s 20 year A and AA corporate bond rates to evaluate the reasonableness of the discount rate used. The company recognizes that the duration of the benchmark should reflect the timing of the cash flows of each benefit obligation.  However, since the duration of most fixed income investments do not exceed 20 years and the cash flows on the benefit obligations may extend to 30-40 years, it was resolved that the company shall assume a long term duration for all participants.

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)

2007	$—
2008	98
2009	181
2010	244
2011	276
2012-2016	1,379

The company has purchased bank owned life insurance on certain senior officers.  The cash surrender value carried on the balance sheet at December 31, 2006 and December 31, 2005 amounted to $12.2 million and $3.9 million, respectively. There are no associated surrender charges under the outstanding policies.

See note 9 “Stock Based Compensation Plans” above, for additional information regarding employee benefits offered in the form of stock option awards.

(11)         Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2006	2005	2004

Current tax expense:
Federal	$4,578	$3,734	$3,064
State	1,774	1,622	1,381
Total current tax expense	6,352	5,356	4,445

Deferred tax benefit:
Federal	(813)	(416)	(41)
State	(196)	(187)	(151)
Total deferred tax benefit	(1,009)	(603)	(192)

Total income tax expense	$5,343	$4,753	$4,253

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2006		2005		2004
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$4,956	34.0%	$4,477	34.0%	$3,998	34.0%
State income taxes, net of federal tax benefit	1,041	7.1%	947	7.2%	812	6.9%
Tax exempt interest, net of disallowance	(770)	(5.3%)	(669)	(5.1%)	(648)	(5.5%)
Other	116	0.9%	(2)	0.0%	91	0.8%

Total income tax expense	$5,343	36.7%	$4,753	36.1%	$4,253	36.2%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2006	2005

Deferred tax asset:
Allowance for loan losses	$5,332	$4,908
Depreciation	1,457	1,064
Net unrealized losses on investments securities	110	458
Supplemental employee retirement plans	740	493
Non-accrual interest	227	149
Non-qualified stock option expense	52	—
Other	—	14

Total	7,918	7,086

Deferred tax liability:
Goodwill	645	483
Deferred origination costs	337	308
Restricted Stock	75	95

Total	1,057	886

Net deferred tax asset	$6,861	$6,200

The company paid federal income taxes for the 2006, 2005, and 2004 of $3.9 million, $3.1 million and $2.8 million, respectively.  Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2006.

(12)         Related Party Transactions

Certain of the company’s offices in Lowell, Massachusetts, are leased from realty trusts, the beneficiaries of which included during the years ended December 31, 2006, 2005 and 2004 various directors of the company.  The maximum remaining term of the leases including options is 20 years.

Total amounts paid to the realty trusts for annual rent, which approximated market rates, for the years ended December 31, 2006, 2005, and 2004, were $621 thousand, $517 thousand, and $527 thousand, respectively.

See note 3 “Loans and Loans Held for Sale” above, for information regarding loans to related parties.

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

Financial instruments with off-balance sheet credit risk at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)	2006	2005

Commitments to originate loans	$49,961	$34,584
Commitments to originate loans to be sold	1,607	1,300
Commitments to sell loans	2,156	1,567
Standby letters of credit	17,618	16,116
Unadvanced portions of consumer loans (including credit card loans and overdraft protection lines)	4,143	3,899
Unadvanced portions of construction loans (cmml & resid)	71,223	75,047
Unadvanced portions of home equity lines	51,585	48,046
Unadvanced portions of commercial loans and lines	120,259	103,922

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

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At December 31, 2006 and 2005, the company had commitments to sell loans totaling $2.2 million and $1.6 million respectively.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $31 thousand and $36 thousand at December 31, 2006 and 2005, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

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

The bank is required by the Federal Reserve Bank of Boston (FRB) to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $533 thousand and $474 thousand, based on the two week computation periods encompassing December 31, 2006, and 2005, respectively.

The company is involved in various legal proceedings incidental to its business.  After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the company.

(14)         Fair Values of Financial Instruments

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the bank, or advance rates offered by the FHLB on December 31, 2006 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2006.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2006 and 2005 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

	2006		2005
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$50,887	$50,887	$38,381	$38,381
Investment securities	131,540	131,540	156,521	156,521
Loans, net	748,173	747,951	687,676	689,736
Accrued interest receivable	5,464	5,464	4,888	4,888

Financial liabilities:
Demand deposits	169,910	169,910	173,804	173,804
Interest bearing checking, savings, money market accounts	446,319	446,319	438,706	438,706
Certificates of deposit	251,293	251,036	162,877	162,378
Borrowed funds	15,105	15,102	58,639	58,643
Junior subordinated debentures	10,825	12,006	10,825	12,356
Accrued interest payable	2,105	2,105	1,172	1,172

(15)         Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005

Assets
Cash and due from subsidiary	$515	$804
Investment in subsidiary	87,701	78,199
Other assets	22	22
Total assets	$88,238	$79,025

Liabilities and Stockholders’ Equity
Junior subordinated debentures	10,825	10,825
Accrued interest payable	370	370
Total liabilities	11,195	11,195

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	$—	$—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 7,722,288 and 7,594,268 shares issued and outstanding at December 31, 2006 and 2005, respectively	77	76
Additional paid-in capital	25,806	24,253
Retained earnings	51,127	44,034
Accumulated other comprehensive income (loss)	33	(533)
Total stockholders’ equity	$77,043	$67,830

Total liabilities and stockholders’ equity	$88,238	$79,025

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2006	2005	2004
Undistributed equity in net income of Subsidiary	$8,936	$9,026	$4,593
Dividends received from subsidiary	1,118	18	3,535
Gain on sales of equity securities	—	217	293
Other income	—	38	75
Total income	10,054	9,299	8,496

Interest expense	1,177	1,177	1,177
Other operating expenses	1	23	110
Total operating expenses	1,178	1,200	1,287

Income before income taxes	8,876	8,099	7,209
Income tax benefit	358	315	298

Net income	$9,234	$8,414	$7,507

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$9,234	$8,414	$7,507
Undistributed equity in net income of subsidiary	(8,936)	(9,026)	(4,593)
Gain on sales of equity securities	—	(217)	(293)
Payment from subsidiary bank for stock compensation expense	292	215	182
(Increase)/decrease in other assets	—	3,094	(2,991)
Increase /(decrease) in other liabilities	—	(99)	99
Net cash provided by/(used in)operating activities	590	2,381	(89)

Cash flows from investing activities:
Purchase of equity securities	—	(3,823)	(2,400)
Proceeds from sales of equity securities	—	1,371	3,248
Investments in subsidiaries	—	(719)	—
Net cash (used in)/ provided by investing Activities	—	(3,171)	848

Cash flows from financing activities:
Cash dividends paid	(2,141)	(1,788)	(1,568)
Proceeds from issuance of common stock	944	871	968
Proceeds from exercise of stock options	296	504	422
Tax benefit from exercise of stock options	22	—	—
Net cash used in financing activities	(879)	(413)	(178)

Net (decrease)/increase in cash and cash equivalents	(289)	(1,203)	581

Cash and cash equivalents, beginning of year	804	2,007	1,426

Cash and cash equivalents, end of year	$515	$804	$2,007

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

(16)         Quarterly Results of Operations (Unaudited)

	2006
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$14,141	$14,878	$15,598	$15,894
Interest expense	4,050	4,469	5,111	5,321
Net interest income	10,091	10,409	10,487	10,573
Provision for loan losses	273	244	375	367
Net interest income after provision for loan losses	9,818	10,165	10,112	10,206
Non-interest income	1,681	1,590	1,868	1,677
Non-interest expense	8,218	8,256	8,092	7,974
Income before income taxes	3,281	3,499	3,888	3,909
Income tax expense	1,225	1,317	1,437	1,364
Net income, as reported	$2,056	$2,182	$2,451	$2,545

Basic earnings per share	$0.27	$0.29	$0.32	$0.33

Diluted earnings per share	$0.26	$0.28	$0.31	$0.32

	2005
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$10,718	$11,644	$12,382	$13,562
Interest expense	2,051	2,308	2,550	3,295
Net interest income	8,667	9,336	9,832	10,267
Provision for loan losses	200	275	360	300
Net interest income after provision for loan losses	8,467	9,061	9,472	9,967
Non-interest income	1,534	1,511	1,748	1,642
Non-interest expense	7,124	7,452	7,685	7,974
Income before income taxes	2,877	3,120	3,535	3,635
Income tax expense	1,026	1,139	1,282	1,306
Net income, as reported	$1,851	$1,981	$2,253	$2,329

Basic earnings per share	$0.25	$0.27	$0.30	$0.31

Diluted earnings per share	$0.24	$0.26	$0.29	$0.30

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Boston, Massachusetts

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting and Compliance with Designated Laws and Regulations, that Enterprise Bancorp, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Enterprise Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 15, 2007

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the company believes that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on these criteria.

The company’s independent registered public accounting firm has issued an audit report on management’s assessment of the company’s internal control over financial reporting, which appears on page 91 of this report.

Changes in Internal Controls Over Financial Reporting

There has been no change in the company’s internal controls over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended December 31, 2006) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

Part III

Item 10.                      Directors, Executive Officers and Corporate Governance

Certain information regarding directors, executive officers and significant employees of the company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and corporate governance, in response to this item, is incorporated herein by reference from the definitive proxy statement for the company’s annual meeting of stockholders to be held May 1, 2007, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

The company maintains a code of business conduct and ethics. This code applies to every director, officer (including the principal executive officer, principal financial officer and principal accounting officer) and employee of the company and its subsidiaries.  The code is available on the company’s website: EnterpriseBanking.com.

Directors of the Company

George L. Duncan

Chairman of the Company and the Bank

Richard W. Main

President of the Company and President and Chief Lending Officer of the Bank

John P. Clancy, Jr.

Chief Executive Officer of the Company and the Bank and

Chief Investment Officer of the Bank

Walter L. Armstrong

Retired; former Executive Vice President of the Bank

Kenneth S. Ansin

President, Norwood Fine Cabinetry

John R. Clementi

President, Plastican, Inc., a manufacturer of plastic shipping containers, and

President, Holiday Housewares, Inc., a manufacturer of consumer storage products

James F. Conway, III

Chairman, Chief Executive Officer and President, Courier Corporation, a commercial printing company

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

John P. Harrington (audit committee)

Energy Consultant for Tennessee Gas Pipeline Company

Arnold S. Lerner

Vice Chairman of the Company and the Bank

Director, Courier Corporation

Carol L. Reid (audit committee and audit committee financial expert)

Financial Executive; former Vice President, Corporate Controller and Chief Accounting Officer

of Avid Technology Inc.

Charles P. Sarantos

Assistant Secretary of the Company and Assistant Clerk of the Bank

Michael A. Spinelli

Secretary of the Company and Clerk of the Bank

Owner, Merrimack Travel Service, Inc. and Owner, Global Tourism Solutions

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

Items 11, 12, 13 and 14.

The information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the company’s definitive proxy statement for its annual meeting of stockholders to be held May 1, 2007, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, as amended as of May 3, 2006, incorporated by reference to Exhibit 3.1 to the company’s Form 10-Q for the quarter ended March 31, 2006.

3.2	Amended and Restated Bylaws of the company, as amended as of May 2, 2006, incorporated by reference to Exhibit 3.2 to the company’s Form 10-Q for the quarter ended March 31, 2006.

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

10.7

Lease agreement dated April 7, 1993 between the bank and Merrimack Realty Trust for 4,375 square feet relating to premises at 21-27 Palmer Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.12 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.8

Lease agreement dated September 1, 1997, between the bank and Merrimack Realty Trust to premises at 129 Middle Street, Lowell, Massachusetts, incorporated by reference to Exhibit 10.13 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.9

Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts, incorporated by reference to Exhibit 10.14 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.10	Enterprise Bancorp, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.15 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.11

Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (Reg. No. 333-60036), filed May 2, 2001.

10.12

Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Diane J. Silva, incorporated by reference to Exhibit 10.43 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.13

Change in Control/Noncompetition Agreement dated as of July 17, 2001 by and among the company, the bank and Brian H. Bullock, incorporated by reference to Exhibit 10.44 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.14

Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.45 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.15

Change in Control/Noncompetition Agreement dated as of August 7, 2001 by and among the company, the bank and Chester J. Szablak Jr., incorporated by reference to Exhibit 10.46 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.16

Change in Control/Noncompetition Agreement dated as of April 3, 2002 by and among the company, the bank and Stephen J. Irish, incorporated by reference to Exhibit 10.23 to the company’s Form 10-Q for the quarter ended March 31, 2002.

10.17

Change in Control/Noncompetition Agreement dated as of April 20, 2003 by and among the company, the bank and Christopher W. McCarthy incorporated by reference to Exhibit 10.24 to the company’s Form 10-Q for the quarter ended March 31, 2003.

10.18

Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.19

Lease agreement dated November 24, 2003, between the bank and Park Street Village Realty Trust for 1,678 square feet related to the premises at Park Street Village, Andover, Massachusetts, incorporated by reference to Exhibit 10.26 to the company’s Form 10-K for the year ended December 31, 2003.

10.20

Change in Control/Noncompetition Agreement dated as of December 15, 2003 by and among the company, the bank and Paul M. O’Connell, Jr., incorporated by reference to Exhibit 10.27 to the company’s Form 10-K for the year ended December 31, 2003.

10.21

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.28 to the company’s Form 10-K for the year ended December 31, 2003.

10.22

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.29 to the company’s Form 10-K for the year ended December 31, 2003.

10.23

Lease agreement dated January 20, 2004, between the bank and M K Realty Trust for 3,745 square feet of space related to the premises located at 1120 Main Street, Tewksbury, Massachusetts, incorporated by reference to Exhibit 10.30 to the company’s Form 10-K for the year ended December 31, 2003.

10.24

Lease agreement dated January 28, 2004, between the bank and Lally II Realty Trust related to premises located at 8 and 8R High Street, Andover, Massachusetts, incorporated by reference to Exhibit 10.31 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.25

Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.32 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.26

Lease agreement dated September 15, 2004, between the bank and E-Point, LLC related to premises located at 130 Main Street, Salem, New Hampshire, incorporated by reference to Exhibit 10.33 to the company’s Form 10-Q for the quarter ended June 30, 2004.

10.27

Amendment No.1 dated as of December 31, 2004 to Amended and Restated Employment Agreement dated January 1, 2004 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.34 to the company’s Form 8-K filed on January 3, 2005.

10.28

Amendment No.1 dated as of December 31, 2004 to Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.35 to the company’s Form 8-K filed on January 3, 2005.

10.29

Enterprise Bancorp, Inc. Executive Officer Supplemental Bonus Plan, incorporated by reference to Exhibit 10.36 to the company’s Form 8-K filed on January 27, 2005 (superseded by 2006 Executive Officer Supplemental Bonus Plan).

10.30	Description of directors’ compensation (as of July 1, 2006), incorporated by reference to Exhibit 10.37 to the company’s Form 8-K filed on May 19, 2006.

10.31.1

Specimen Incentive Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.1 to the company’s Form 10-K for the year ended December 31, 2005.

10.31.2

Specimen Nonqualified Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.2 to the company’s Form 10-K for the year ended December 31, 2005.

10.32.1

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.32.2

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.32.3

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.39.3 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.33.1	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the company’s 8-K filed on July 20, 2005.

10.33.2	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the company’s 8-K filed on July 20, 2005.

10.33.3	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.40.3 to the company’s 8-K filed on July 20, 2005.

10.34

Amendment No. 1 dated as of July 15, 2005 to Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.41 to the company’s 8-K filed on July 20, 2005.

10.35

Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.42 to the company’s 8-K filed on September 12, 2005.

10.36	Enterprise Bancorp, Inc. 2006 Executive Officer Supplemental Bonus Plan, incorporated by reference to Exhibit 10.43 to the company’s 8-K filed on February 3, 2006.

10.37

Amendment No. 1 dated as of February 3, 2006 to Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.44 to the company’s 8-K filed on February 3, 2006.

10.38

Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the company’s Registration Statement on Form S-3 (Reg. No. 333-123542), filed on March 24, 2005, appearing under the heading “The Plan”.

10.39	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.40

Amendment No.1 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated January 1, 2004 by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.49 to the company’s Form 8-K filed on October 18, 2006.

10.41

Amendment No.2 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No.1 thereto dated as of December 31, 2004, by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.50 to the company’s Form 8-K filed on October 18, 2006.

10.42

Amendment No.2 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated April 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004, by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.51 to the company’s Form 8-K filed on October 18, 2006.

10.43

Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the company’s Form 10-Q for the quarter ended September 30, 2006.

10.44

Amendment No. 2 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No. 1 thereto dated as of October 17, 2006 by and among the company, the bank and George L. Duncan.

10.45

Amendment No. 3 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004 and Amendment No. 2 thereto dated as of October 17, 2005, by and among the company, the bank and Richard W. Main.

10.46

Amendment No. 3 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated April 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004 and Amendment No. 2 thereto dated as of October 17, 2006, by and among the company, the bank and John P. Clancy, Jr.

10.47

Amendment No. 2 dated as of December 13, 2006 to Change in Control/Noncompetition Agreement dated as of August 1, 2001 as amended by Amendment No. 1 thereto dated as of July 15, 2005, by and among the company, the bank and Robert R. Gilman.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a)

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a)

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b)

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

ENTERPRISE BANCORP, INC.

Date: March 15, 2007	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 15, 2007
George L. Duncan

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2007
James A. Marcotte	Financial Officer and Treasurer

/s/ Joseph R. Lussier	Principal Accounting Officer of the Bank	March 15, 2007
Joseph R. Lussier

/s/ Kenneth S. Ansin	Director	March 15, 2007
Kenneth S. Ansin

/s/ Walter L. Armstrong	Director	March 15, 2007
Walter L. Armstrong

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 15, 2007
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2007
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2007
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2007
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 15, 2007
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 15, 2007
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 15, 2007
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2007
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2007
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 15, 2007
Richard W. Main

/s/ Carol L. Reid	Director	March 15, 2007
Carol L. Reid

/s/ Charles P. Sarantos	Director, Assistant Clerk	March 15, 2007
Charles P. Sarantos

/s/ Michael A. Spinelli	Director, Clerk	March 15, 2007
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 15, 2007
Nickolas Stavropoulos