Form 10-Q
period 2007-03-31
ENTERPRISE BANCORP INC /MA/
filed 2007-05-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2007, Common Stock - Par Value $0.01: 7,773,296 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and cash equivalents:
Cash and due from banks	$30,800	$35,583
Short-term investments	15,886	15,304
Total cash and cash equivalents	46,686	50,887

Investment securities at fair value	129,354	131,540
Loans, less allowance for loan losses of $13,096 at March 31, 2007 and $12,940 at December 31, 2006	767,258	748,173
Premises and equipment	15,668	16,015
Accrued interest receivable	5,884	5,464
Deferred income taxes, net	6,704	6,861
Bank-owned life insurance	12,347	12,212
Prepaid expenses and other assets	4,955	1,976
Core deposit intangible, net of amortization	442	475
Goodwill	5,656	5,656

Total assets	$994,954	$979,259

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$881,549	$867,522
Borrowed funds	15,168	15,105
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,517	6,567
Income taxes payable	1,146	92
Accrued interest payable	2,175	2,105

Total liabilities	915,380	902,216

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 10,000,000 shares authorized; 7,770,196 and 7,722,288 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	78	77
Additional paid-in capital	26,489	25,806
Retained earnings	52,730	51,127
Accumulated other comprehensive income	277	33

Total stockholders’ equity	79,574	77,043

Total liabilities and stockholders’ equity	$994,954	$979,259

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2007	March 31, 2006

Interest and dividend income:
Loans	$14,269	$12,482
Investment securities	1,321	1,566
Short-term investments	31	93
Total interest and dividend income	15,621	14,141

Interest expense:
Deposits	5,058	3,315
Borrowed funds	233	441
Junior subordinated debentures	294	294
Total interest expense	5,585	4,050

Net interest income	10,036	10,091

Provision for loan losses	83	273

Net interest income after provision for loan losses	9,953	9,818

Non-interest income:
Investment advisory fees	778	629
Deposit service fees	504	415
Bank-owned life insurance	148	41
Net gains on sales of investment securities	53	30
Gains on sales of loans	40	44
Other income	555	522
Total non-interest income	2,078	1,681

Non-interest expense:
Salaries and employee benefits	5,335	5,122
Occupancy expenses	1,618	1,424
Audit, legal and other professional fees	296	322
Advertising and public relations	262	245
Supplies and postage	233	225
Investment advisory and custodial expenses	123	118
Other operating expenses	653	762
Total non-interest expense	8,520	8,218

Income before income taxes	3,511	3,281
Income tax expense	1,289	1,225

Net income	$2,222	$2,056

Basic earnings per share	$0.29	$0.27

Diluted earnings per share	$0.28	$0.26

Basic weighted average common shares outstanding	7,747,985	7,603,694

Diluted weighted average common shares outstanding	7,879,334	7,795,572

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Three months ended March 31, 2007
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2006	$77	$25,806	$51,127		$33	$77,043

Comprehensive income
Net income			2,222	$2,222		2,222
Other comprehensive income, net				244	244	244
Total comprehensive income				$2,466
Common stock dividend paid ($0.08 per share)			(619)			(619)
Common stock issued under dividend reinvestment plan	—	267				267
Stock-based compensation	—	310				310
Stock options exercised	1	106				107
Balance at March 31, 2007	$78	$26,489	$52,730		$277	$79,574

Disclosure of other comprehensive income:
Gross unrealized holding gains on securities arising during the period				$454
Income tax expense				(175)
Net unrealized holding gains, net of tax				279
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				53
Income tax expense				(18)
Reclassification adjustment, net of tax				35
Other comprehensive income, net of reclassification				$244

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$2,222	$2,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	83	273
Depreciation and amortization	685	605
Amortization of intangible assets	33	33
Stock-based compensation expense	184	118
Net gains on sales of investment securities	(53)	(30)
Gains on sales of loans	(40)	(44)
Income on bank-owned life insurance, net	(135)	(28)
(Increase) decrease in:
Loans held for sale, net of gain	(428)	55
Accrued interest receivable	(420)	(272)
Prepaid expenses and other assets	(1,029)	(257)
Increase (decrease) in:
Accrued expenses and other liabilities	(2,091)	(322)
Accrued interest payable	70	104
Change in income taxes	1,054	1,073
Net cash provided by operating activities	135	3,364
Cash flows from investing activities:
Proceeds from sales of investment securities	1,576	376
Proceeds from maturities, calls and pay-downs of investment securities	3,366	6,048
Purchase of investment securities	(2,319)	(3,264)
Purchase of tax credits	(1,735)	—
Net increase in loans	(18,700)	(19,072)
Additions to premises and equipment, net	(369)	(1,085)
Net cash used in investing activities	(18,181)	(16,997)
Cash flows from financing activities:
Net increase in deposits	14,027	57,589
Net increase (decrease) in borrowed funds	63	(29,165)
Cash dividends paid	(619)	(532)
Proceeds from issuance of common stock	267	236
Proceeds from exercise of stock options	107	39
Net cash provided by financing activities	13,845	28,167

Net (decrease) / increase in cash and cash equivalents	(4,201)	14,534
Cash and cash equivalents at beginning of period	50,887	38,381

Cash and cash equivalents at end of period	$46,686	$52,915

Supplemental financial data:
Cash Paid For:
Interest	$5,515	$3,946
Income taxes	235	152

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

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company’s December 31, 2006 audited consolidated financial statements and notes thereto contained in the company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.  Interim results are not necessarily indicative of results to be expected for the entire year.  The company has not changed its significant accounting and reporting policies from those disclosed in its 2006 annual report.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2006 information has been reclassified to conform to the 2007 presentation.

On May 3, 2006, the company announced a two-for-one stock split in the form of a stock dividend payable to shareholders of record as of June 15, 2006.  On June 30, 2006 the company issued 3,842,015 shares related to this dividend.  All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

(3)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U. S. generally accepted accounting principles , management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time.

As discussed in the company’s 2006 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.  Refer to note 1 to the company’s consolidated financial statements included in the company’s 2006 Annual Report on Form 10-K for significant accounting policies.

(4)       Accounting for Uncertainty in Income Taxes

In July the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No 109” (“FIN 48”). The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material impact on the company’s financial position or results of operation.

The company classifies interest resulting from underpayment of income taxes as income tax expense in the first period the interest would begin accruing according to the provisions of the relevant tax law.

The company classifies penalties resulting from underpayment of income taxes as income tax expense in the period for which the company claims or expects to claim an uncertain tax position or in the period in which the company’s judgment changes regarding an uncertain tax position.

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2007 or December 31, 2006.  The Company is subject to federal and state income tax examinations for tax years beginning after December 31, 2002.

(5)                                 Stock-Based Compensation

The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company’s 2006 Annual Report on Form 10-K.

Total stock-based compensation expense, which includes stock option awards and restricted stock awards to officers and other employees, and director stock compensation in lieu of cash fees to directors, was $184 thousand and $118 thousand for the three months ended March 31, 2007 and 2006, respectively.

The company recognized stock-based compensation expense related to stock option awards of $131 thousand for the three months ended March 31, 2007, compared to $69 thousand for the same period in 2006.  Stock-based compensation expense recognized in association with a restricted stock award amounted to $12 thousand for both the three month periods ended March 31, 2007 and 2006.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $41 thousand and $37 thousand for the three months ended March 31, 2007 and 2006, respectively.   In January 2007, 10,575 shares of common stock were issued to directors in lieu of cash fees related to 2006 annual directors’ stock-based compensation expense of $167.

There were 124,100 stock option awards granted to employees during the three months ended March 31, 2007. No options were granted during the three months ended March 31, 2006.   The options become exercisable at the rate of 25% per year and expire seven years from the date of grant.  In addition, the options provide for full vesting upon attainment of age 62 while remaining employed with the bank.

The per share weighted average fair value of stock options granted in 2007 was determined to be $3.69.  The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant.  The assumptions used in the valuation model for determining weighted average fair value of the 2007 stock option grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.42%, 21%, 2.03% and 5.5 years, respectively.

Refer to note 9 “Stock Based Compensation Plans” in the company’s 2006 Annual Report on Form 10-K for a description of the assumptions used in the valuation model.

(6)                     Supplemental Retirement Plan

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	2007	2006
Service cost	$138	$134
Interest cost	32	22
Net periodic benefit cost	$170	$156

The company anticipates accruing an additional $509 thousand to the plan during the remainder of 2007.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three months ended March 31st and the effect of those shares on earnings:

	Three months ended March 31,
	2007	2006
Basic weighted average common shares outstanding	7,747,985	7,603,694
Dilutive shares	131,349	191,878
Diluted weighted average common shares outstanding	7,879,334	7,795,572

Basic earnings per share	$0.29	$0.27
Effect of dilutive shares	(0.01)	(0.01)
Diluted earnings per share	$0.28	$0.26

At March 31, 2007, there were additional options outstanding to purchase up to 140,100 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(8)       Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $40 thousand and $69 thousand at March 31, 2007 and 2006, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

Fixed and adjustable rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell or hold residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At March 31, 2007, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2006 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”)or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in its 2006 Annual Report on Form 10-K. In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time.

As discussed in the company’s 2006 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.   Refer to note 1 to the company’s consolidated financial statements included in the company’s 2006 Annual Report on Form 10-K for significant accounting policies.

Overview

The current interest rate environment and the highly competitive marketplace continue to present a growth and earnings challenge for the banking industry. At Enterprise Bancorp, Inc., this environment has contributed to slower loan and deposit growth and continued pressure on the company’s net interest margin from rising funding costs.

Despite these economic and industry issues, the company reported net income for the three months ended March 31, 2007 of $2.222 million compared to $2.056 million for the same period in 2006, an increase of 8%.

Diluted earnings per share were $0.28 for the quarter compared to $0.26 for the same period in 2006, an increase of 8%.  All prior period per-share amounts have been adjusted to reflect the two-for-one stock split paid on June 30, 2006 in the form of a stock dividend.

Net income growth resulted primarily from an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense.

Composition of Earnings

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

Net interest income for the quarter ended March 31, 2007 amounted to $10.0 million, representing a $55 thousand decrease from the same period in 2006.  Net interest margin, the spread earned between interest-earning assets and the company’s funding sources, primarily deposits, was 4.59% for the quarter ended March 31, 2007 compared to 4.74% and 4.79% for the quarters ended December 31, and March 31, 2006, respectively.  The decrease in net interest margin resulted from both the flat yield curve and a highly-competitive marketplace.

Non-interest income was $2.1 million for the quarter ended March 31, 2007, an increase of $397 thousand or 24% over the same period in 2006.  The growth resulted primarily from increases of $149 thousand in investment advisory fees, $107 thousand in bank-owned life insurance income and $89 thousand in deposit service fees.

Non-interest expense amounted to $8.5 million for the quarter ended March 31, 2007 compared to $8.2 million for the same period in 2006, an increase of 4%.  The increases were predominantly in occupancy and compensation related costs necessary to support the company’s growth.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $83 thousand for the quarter ended March 31, 2007 compared to $273 thousand in the first quarter of 2006. The reduced provision reflects continued favorable asset quality, evidenced by a non-performing loans to total loans ratio of 0.38% at March 31, 2007 and net recoveries of $73 thousand during the quarter. The allowance for loan losses to total loans ratio was 1.68% at March 31, 2007 compared to 1.70% at December 31, 2006.  The company’s management of credit risk is reviewed in more detail under the heading “Asset Quality and the Allowance for Loan Losses” contained in the Financial Condition section of this Item 2.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, brokered certificates of deposit, borrowings from the Federal Home Loan Bank of Boston (the “FHLB”), repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $995.0 million at March 31, 2007, an increase of 2% since December 31, 2006.

The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans increased 3% since December 31, 2006 and amounted to $780.4 million or 78% of total assets. Commercial loans amounted to $667.4 million or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. Total investments amounted to $129.4 million at March 31, 2007, or 13% of total assets, and have decreased $2.2 million since December 31, 2006.

From a funding perspective, management’s strategy is to grow low cost deposits (primarily checking accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit and money market / savings products), brokered deposits, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.

At March 31, 2007, total deposits, which included brokered term deposits (“brokered CDs”), amounted to $881.5 million, representing 2% growth over December 31, 2006. Total deposits, excluding brokered CDs, amounted to $791.6 million at March 31, 2007, representing a 1% decrease since December 31, 2006.

At March 31, 2007, the company had $89.9 million in brokered CDs and $12.3 million in FHLB borrowings compared to $64.9 million in brokered CDs and $10.3 million in FHLB borrowings at December 31, 2006.

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

Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as the products offered by non-bank financial services competitors.

Despite these challenges, the company has been successful in growing its commercial banking services. Management believes this growth is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations and has received regulatory approval to establish a new branch facility in the city of Methuen, Massachusetts and expects to open the branch for business in late 2007. The company continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

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

Financial Condition

Total assets increased $15.7 million, or 2%, over December 31, 2006, to $995.0 million at March 31, 2007.  The increase was primarily attributable to increases in total loans partially offset by slight reductions in cash and investment securities.

Short-term investments

As of March 31, 2007, short-term investments amounted to $15.9 million compared to $15.3 million at December 31, 2006. Short-term investment represented 2% of total assets at both March 31, 2007 and December 31, 2006.  Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.

Investments

At March 31, 2007, the investment portfolio’s fair market value was $129.4 million, representing a decline of $2.2 million since December 31, 2006.  The fair market value of the investment portfolio represented 13% of total assets at both March 31, 2007 and December 31, 2006.

During the three months ended March 31, 2007, the total principal paydowns, calls and maturities amounted to $3.4 million.  These portfolio outflows were partially offset by net purchases of $796 thousand, primarily in the equity portfolio and in FHLB stock.

The net unrealized gain on the portfolio at March 31, 2007 was $238 thousand compared to a net unrealized loss of $163 thousand at December 31, 2006.  The increase in fair market value was primarily due to lower bond market interest rates in the current period over the prior period and an increase in equity market values.  The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as rates fall the value of the portfolio rises, and as rates rise, the value of the portfolio declines.  The unrealized gains on fixed income investments will also decline as the securities approach maturity.  The net unrealized gain or loss on equity securities will change based on changes in the market value of the individual securities and mutual funds in the portfolio.    Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Federal agency obligations (1)	$10,403	$10,405
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	58,847	61,431
Municipal securities	48,245	48,762
Available for sale fixed income securities	$117,495	$120,598

Equity securities	9,217	8,481
Federal Home Loan Bank stock (2)	1,609	1,428
Certificates of deposit	1,033	1,033
Total investments	$129,354	$131,540

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

From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $26.3 million and $27.1 million at March 31, 2007 and December 31, 2006 respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $44.5 million and $46.2 million at March 31, 2007 and December 31, 2006 respectively.

Loans

The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made by the company to businesses include commercial mortgage loans, construction loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The company also originates equipment lease financing for businesses.  Loans made to individuals include residential mortgage loans, home equity loans, residential construction loans, secured and unsecured personal loans and lines of credit and mortgage loans on investment and vacation properties.

Total loans were $780.4 million at March 31, 2007, an increase of $19.2 million, or 3%, compared to December 31, 2006.  Total loans represented 78% of total assets at both March 31, 2007 and December 31, 2006.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial real estate	$377,279	48.3%	$368,621	48.3%
Commercial and industrial	176,125	22.5%	164,865	21.6%
Commercial construction	114,045	14.6%	114,078	15.0%
Total Commercial loans	667,449	85.4%	647,564	84.9%

Residential mortgages	62,111	8.0%	61,854	8.1%
Residential construction	4,264	0.6%	3,981	0.5%
Home equity	42,528	5.4%	44,038	5.8%
Consumer	4,158	0.5%	4,307	0.6%
Loans held for sale	1,017	0.1%	549	0.1%
Gross loans	781,527	100.0%	762,293	100.0%
Deferred fees, net	(1,173)		(1,180)
Total loans	780,354		761,113

Allowance for loan losses	(13,096)		(12,940)
Net loans	$767,258		$748,173

Commercial real estate loans were $377.3 million at March 31, 2007, compared to $368.6 million at December 31, 2006, an increase of $8.7 million or 2%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans totaled $176.1 million at March 31, 2007, compared to $164.9 million at December 31, 2006, an increase of $11.3 million or 7%.  Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, revolving lines of credit and loans under various U.S. Small Business Administration programs.

Commercial construction loans amounted to $114.0 million at March 31, 2007, compared to $114.1 million at December 31, 2006.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At March 31, 2007, the company had commercial loan balances participated out to various banks amounting to $7.3 million, compared to $8.2 million at December 31, 2006.  These balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership and amounted to $17.1 million and $18.3 million at March 31, 2007 and December 31, 2006, respectively.  The company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $163.9 million and $42.5 million at March 31, 2007 and December 31, 2006, respectively.  In January 2007, the company increased its FHLB borrowing capacity by pledging additional commercial real estate, home equity and multi-family loans as collateral to the FHLB.

Asset Quality and the Allowance for Loan Losses

The company’s credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions and trends, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.

Management regularly monitors these factors, as well as levels of non-accrual loans, levels of charge-offs and recoveries, growth and composition of the loan portfolio, expansion in geographic market areas, comparison to industry peers and known and inherent risks in the portfolio, through ongoing credit reviews by the credit department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors and the full Board of Directors.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, some of which are outlined above.  There were no significant changes in credit quality, the company’s underwriting, or the allowance assessment methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The allowance for loan losses to total loans ratio was 1.68% at March 31, 2007 and was consistent with the December 31, 2006 ratio of 1.70%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of March 31, 2007.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006

Non-accrual loans	$2,950	$1,785	$1,475
Accruing loans > 90 days past due	22	7	—
Total non-performing loans	2,972	1,792	1,475
Other real estate owned	—	—	—
Total non-performing assets	$2,972	$1,792	$1,475

Total Loans	$780,354	$761,113	$718,789

Allowance for loan losses	$13,096	$12,940	$12,325

Allowance for loan losses: Total loans	1.68%	1.70%	1.71%
Allowance for loan losses: Non-performing loans	440.65%	722.10%	835.59%
Non-performing loans: Total loans	0.38%	0.24%	0.21%
Non-performing assets: Total assets	0.30%	0.18%	0.16%
Loans 30-89 days past due: Total loans	1.33%	0.75%	0.59%

Total non-performing loans were $3.0 million at March 31, 2007 compared to $1.8 million and $1.5 million at December 31, 2006 and March 31, 2006, respectively.  The increase since December was mainly due to two commercial relationships added to non-accrual status during the period and management does not consider the increase since December to be indicative of deterioration in the credit quality of the general loan portfolio.  Overall, non-performing assets are considered to be at low levels.

The ratio of non-performing loans to total loans increased to 0.38% as of March 31, 2007, compared to 0.24% and 0.21% at December 31, 2006 and March 31, 2006, respectively.    The increase since December was mainly due to the two commercial relationships referred to above amounting to 0.14% of total loans at March 31, 2007.  Management does not consider the increase in the level of non-performing loans to be significant.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Total impaired loans were $2.8 million at March 31, 2007 compared to $1.8 million and $1.4 million at December 31, 2006 and March 31, 2006, respectively.

The ratio of delinquent loans 30-89 days past due, but still accruing, as a percentage of total loans increased to 1.33% at March 31, 2007, from 0.75% at December 31, 2006 and from 0.59% at March 31, 2006. The ratio of delinquent loans to total loans will fluctuate due to the timing of customer payments.  The largest concentration of these loans is generally less than 40 days past due, as was the case at March 31, 2007 at which time approximately 85% of delinquent loans were included in the 30 – 40 day past due category.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the company’s market area or deterioration in the local, regional or national economic conditions could negatively impact the company’s level of non-performing assets in the future.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2007	2006

Balance at beginning of year	$12,940	$12,050

Charged off	(14)	(2)
Recovered	87	4
Net loans recovered	73	2

Provision charged to operations	83	273
Balance at March 31	$13,096	$12,325

Annualized net loans recovered: Average loans outstanding	0.04%	0.00%

Net loans recovered during the quarters ended March 31, 2007 and 2006 were $73 thousand and $2 thousand, respectively.   The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $83 thousand and $273 thousand for the quarters ended March 31, 2007 and 2006 respectively.  The reduced provision reflects net recoveries, the level of loan growth and the continued favorable asset quality during the period.

Deposits

Total deposits amounted to $881.5 million at March 31, 2007 compared to $867.5 million at December 31, 2006.  The increase of $14.0 million, or 2%, primarily resulted from an increase in brokered CDs of $25.0 million, partially offset by a net reduction in non-brokered deposits of $10.9 million.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2007		December 31, 2006
(dollars in thousands)	Amount	Percent	Amount	Percent

Demand	$158,696	18.0%	$169,910	19.6%
Interest bearing checking	171,697	19.5%	179,533	20.7%
Total checking	330,393	37.5%	349,443	40.3%

Retail savings/money markets	141,184	16.0%	141,202	16.3%
Commercial savings/money markets	126,464	14.3%	125,584	14.5%
Total savings/money markets	267,648	30.3%	266,786	30.8%

Certificates of deposit	193,588	22.0%	186,349	21.4%
Total non-brokered deposits	791,629	89.8%	802,578	92.5%

Brokered certificates of deposit	89,920	10.2%	64,944	7.5%

Total deposits	$881,549	100.0%	$867,522	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $15.2 million at March 31, 2007 compared to $15.1 million at December 31, 2006.  Total repurchase agreements declined by $2.0 million since December 31, 2006 and were $2.8 million at March 31, 2007.  Total FHLB borrowings amounted to $12.3 million at March 31, 2007, an increase of $2.1 million since December 31, 2006.

At March 31, 2007, the bank had the capacity to borrow additional funds from the FHLB of up to $120.0 million.  Management believes that the company has adequate liquidity to meet its commitments.

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

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Management is in the process of determining the impact that adoption of EITF No. 06-4 will have on the company’s financial position and results of operation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value based on the exchange price notion and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), with the intention to increase consistency and comparability in fair value measurements. This Standard also expands the required disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement establishes a fair value hierarchy segregating fair value measurements using (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs; (Level 3) significant unobservable inputs.  The expanded disclosures focus on the inputs used to measure fair value and the effects of the measurements on earnings within Level 3 of the fair value hierarchy.  SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.  Management does not anticipate that the adoption of SFAS No. 157 will have a material impact on the company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment for FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   This Statement allows the fair value option to be applied to eligible items, irrevocably, on an instrument by instrument basis with unrealized gains and losses on the instruments reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.   Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157.  This statement permits application to eligible items existing at the effective date (or early adoption date).  Management expects to adopt SFAS No 159 as of the effective date and does not anticipate that the adoption will have a material impact on the company’s financial position or results of operation.

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

Capital Resources

As of March 31, 2007, both the company and the bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of March 31, 2007 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Capital (to risk weighted assets)	$93,949	11.28%	$66,629	8.00%	$83,286		10.00%

Tier 1 Capital (to risk weighted assets)	83,129	9.98%	33,314	4.00%	49,972		6.00%

Tier 1 Capital (to average assets)	83,129	8.71%	38,196	4.00%	47,745	*	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank.  For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $267 thousand of the $619 thousand cash dividend paid on March 1, 2007, into 16,136 shares of the company’s common stock.

On April 17, 2007, the company announced a quarterly dividend of $0.08 to be paid on June 1, 2007 to shareholders of record as of May 11, 2007.  The quarterly dividend represents a 14% increase over the 2006 dividend rate.

Results of Operations

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006

Unless otherwise indicated, the reported results are for the three months ended March 31, 2007 with the “comparable period” and “prior year” being the three months ended March 31, 2006.

The company reported first quarter 2007 net income of $2.222 million compared to $2.056 million during the first quarter of the prior year, an increase of 8%.  Diluted earnings per common share were $0.28 for the quarter compared to $0.26 for the prior year, an increase of 8%.

Net Interest Income

The company’s net interest income was $10.0 million for the three months ended March 31, 2007, a decrease of $55 thousand compared to $10.1 million for the prior year.  Total interest and dividend income for the 2007 period increased by $1.5 million, while total interest expense increased by $1.5 million over the prior year.

Net Interest Margin

Tax equivalent net interest margin decreased to 4.59% for the quarter ending March 31, 2007 from a margin of 4.79% in the prior year.  The 20 basis point decrease was primarily due to an increase of 64 basis points in the total cost of funds partially offset by an increase in the yield on interest earning assets of 43 basis points.

Interest Income

Interest income amounted to $15.6 million, an increase of $1.5 million, or 10%, compared to $14.1 million in the prior year.  The increase resulted primarily from a $31.2 million, or 4%, increase in the average balance of interest earning assets and, to a lesser extent, a 43 basis point increase in the average tax equivalent yield on interest earning assets.

Average loan balances increased $62.8 million, or 9%, compared to the prior year, amounting to $772.1 million, while the average balance of investment securities and short-term investments (together “investments”) decreased by $31.5 million, or 19%, to $132.8 million for the three months ended March 31, 2007.   The decrease in average investment balances was primarily due to paydowns, calls, maturities and sales of investments since March 31, 2006, the proceeds of which were redeployed to fund loan growth over the period.

This shift in average balances from lower yielding investments into higher yielding loans resulted in the 43 basis point increase in the average tax equivalent yield on interest earning assets to 7.09%, with loan yields increasing 35 basis points to 7.49% and the tax equivalent yield realized on investments increasing 14 basis points to 4.76%.  These yield increases were due to loan growth and loans repricing at the higher market rates and the sales of lower yielding securities in the fourth quarter of 2006.

Total interest income on loans amounted to $14.3 million, an increase of $1.8 million compared to the same period in the prior year, due primarily to growth in average balances and to a lesser degree to the increase in yields.  Total investment income amounted to $1.4 million, a decrease of $307 thousand compared to the same period in the prior year, due primarily to the decrease in the average investment balances.

Interest Expense

Interest expense amounted to $5.6 million, an increase of $1.5 million compared to the prior year.  The increase resulted primarily from a 64 basis point increase in the average cost of total deposits, borrowed funds and debentures to 2.57% compared to 1.93% in the comparable period.  This increase in cost of funds was primarily due to the increased market rates and the resulting shift in customer balances from low cost to higher yielding deposit products, and an overall 3.6% increase in the average balance of total deposits, borrowed funds and debentures.

Interest expense on interest checking, savings and money market accounts increased $399 thousand over the comparable period, to $2.0 million.  This increase resulted from a 43 basis point increase in the average cost of interest checking, savings and money market accounts to 1.90%, due to higher market interest rates.  This increase in interest expense was partially offset by a reduction in the average balance of these accounts of $15.2 million, to $422.7 million for the three month period ended March 31, 2007.

Interest expense on certificates of deposit (“CDs”) increased $1.3 million over the comparable period, to $3.1 million.  The average balance of CDs increased $70.2 million, or 35%, over the comparable period in the prior year to $270.5 million.  The increase in the average CD balance resulted from a $38.3 million, or 96%, increase in the average balance of brokered CDs that the company utilized as an alternative to FHLB borrowings, and a $31.9 million, or 20%, increase in internally generated CD growth.  The average cost of CDs also increased to 4.61%, an increase of 110 basis points over the comparable period in the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $208 thousand over the same period last year.  The average balance of borrowed funds, primarily FHLB borrowings, decreased $23.2 million to $18.0 million, as the company began its expanded use of brokered CDs and decreased use of FHLB borrowings. The average cost of borrowed funds increased 92 basis points to 5.26%, due to an increase in market interest rates.

The average balance of non-interest bearing demand deposits remained relatively consistent and represented 18% and 19% of total average deposits and borrowings for the three months ended March 31, 2007 and 2006, respectively.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2007 and March 31, 2006, respectively.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006			Changes due to
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Total	Volume	Rate	Rate/ Volume

Assets:
Loans (1)	$772,129	$14,269	7.49%	$709,363	$12,482	7.14%	$1,787	1,105	612	70
Investments (2) (3)	132,823	1,352	4.76%	164,353	1,659	4.62%	(307)	(364)	58	(1)
Total interest earnings assets	904,952	15,621	7.09%	873,716	14,141	6.66%	1,480	741	670	69

Other assets	63,323			53,103

Total assets	$968,275			$926,819

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$422,666	1,981	1.90%	$437,836	1,582	1.47%	399	(55)	464	(10)
Certificates of deposit (4)	270,523	3,077	4.61%	200,315	1,733	3.51%	1,344	608	543	193
Borrowed funds	17,957	233	5.26%	41,205	441	4.34%	(208)	(249)	93	(52)
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	721,971	5,585	3.14%	690,181	4,050	2.38%	1,535	304	1,100	131

Net interest rate spread (2)			3.95%			4.28%

Demand deposits	160,004	—		161,081	—

Total deposits, borrowed funds and debentures	881,975	5,585	2.57%	851,262	4,050	1.93%

Other liabilities	8,226			6,779
Total liabilities	890,201			858,041

Stockholders’ equity	78,074			68,778

Total liabilities and stockholders’ equity	$968,275			$926,819

Net interest income		$10,036			$10,091		$(55)	437	(430)	(62)

Net interest margin (2)			4.59%			4.79%

(1)          Average loans include non-accrual loans and are net of average deferred loan fees.

(2)          Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect, which was not included in the interest amount above, was $230 and $240 for the periods ended March 31, 2007 and March 31, 2006, respectively.

(3)          Investments include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $83 thousand compared to $273 thousand for the prior year.

The reduced provision reflects net recoveries, level of loan growth and the continued favorable asset quality during the period.  The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

There have been no material changes to the company’s allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition - Asset Quality and the Allowance for Loan Losses” above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s 2006 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income increased $397 thousand, or 24%, to $2.1 million.  The increase was primarily attributable to increases in investment advisory fees, bank-owned life insurance income and deposit service fees.

Investment advisory fees increased by $149 thousand, or 24%, for the three months ended March 31, 2007 compared to the same period in 2006. The change resulted from new business generated and increases in the value of the portfolio due to increases in market values.

Bank-owned life insurance income increased by $107 thousand over the prior period due to income on additional policies purchased the second quarter of 2006.

Deposit service fees increased by $89 thousand over the prior period due to an increase in transaction activity on commercial deposit accounts.

Non-Interest Expense

Non-interest expense increased $302 thousand, or 4%, compared to the prior year and amounted to $8.5 million for the period ended March 31, 2007.  The increase was primarily attributable to increases in salaries and employee benefits and occupancy.

Salaries and employee benefits increased $213 thousand, or 4% compared to the prior year, to $5.3 million. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, and employee stock compensation expense, partially offset by a reduction in accruals related to performance-based incentive compensation.

Occupancy expense increased by $194 thousand, or 14%, to $1.6 million primarily due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the company’s growth and strategic initiatives.

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

One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income.  Quarterly, management completes a net interest income sensitivity analysis, which is presented to the committee.  This analysis includes a simulation of the company’s net interest income under various interest rate scenarios.  Management utilizes a static balance sheet, instantaneous rate shock, and parallel shift methodology in conducting the simulations.  Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

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

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.  At March 31, 2007 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

Under the company’s current balance sheet position, the company’s net interest margin generally performs better in a rising rate environment, while it generally decreases when the yield curve is flat, inverted or declining.

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

The company is currently experiencing aspects of the flat and inverted yield curve scenarios.  The Federal Open Market Committee of the Federal Reserve Board has not adjusted the fed funds target rate since June of 2006 after increasing the rate 425 basis points over a two-year period.  Initially, the company’s net interest margin increased as loan yields re-priced more quickly than did liabilities.  Once the Federal Reserve Board stopped increasing rates however, liability costs increased more rapidly than loan yields, resulting in a decreasing net interest margin.  The increase in funding costs has been further intensified by market competition and heightened interest sensitivity by depositors, further narrowing margin spread.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or submits to the United States Securities and Exchange commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended March 31, 2007) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A – Risk Factors

Management believes that there have been no material changes in the company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2007.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2007.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Exhibit No. and Description

3.2	Amended and Restated By-Laws of the company, as adopted by the company’s Board of Directors on May 1, 2007

10.49.1

Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended.  [Applicable to grants after December 31, 2006.]

10.49.2

Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended.  [Applicable to grants after December 31, 2006.]

10.49.3

Specimen Incentive Stock Option Agreement  (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended.  [Applicable to grants after December 31, 2006.]

10.49.4

Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended. [Applicable to grants after December 31, 2006.]

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

ENTERPRISE BANCORP, INC.

DATE: May 10, 2007	By:	/s/ James A. Marcotte
James A. Marcotte

Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)