Form 10-Q
period 2007-06-30
ENTERPRISE BANCORP INC /MA/
filed 2007-08-08
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: July 31, 2007, Common Stock - Par Value $0.01: 7,841,424 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and cash equivalents:
Cash and due from banks	$44,081	$35,583
Short-term investments	29,388	15,304
Total cash and cash equivalents	73,469	50,887

Investment securities at fair value	137,449	131,540
Loans, less allowance for loan losses of $13,117 at June 30, 2007 and $12,940 at December 31, 2006	781,528	748,173
Premises and equipment	15,707	16,015
Accrued interest receivable	5,590	5,464
Deferred income taxes, net	7,119	6,861
Bank-owned life insurance	12,483	12,212
Prepaid expenses and other assets	5,021	1,976
Core deposit intangible, net of amortization	409	475
Goodwill	5,656	5,656

Total assets	$1,044,431	$979,259

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$938,881	$867,522
Borrowed funds	5,413	15,105
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	4,791	6,567
Income taxes payable	100	92
Accrued interest payable	3,101	2,105

Total liabilities	963,111	902,216

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,839,424 and 7,722,288 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	78	77
Additional paid-in capital	27,101	25,806
Retained earnings	54,425	51,127
Accumulated other comprehensive (loss) / income	(284)	33

Total stockholders’ equity	81,320	77,043

Total liabilities and stockholders’ equity	$1,044,431	$979,259

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Interest and dividend income:
Loans	$14,571	$13,329	$28,840	$25,811
Investment securities	1,367	1,482	2,688	3,048
Total short-term investments	35	67	66	160
Total interest and dividend income	15,973	14,878	31,594	29,019

Interest expense:
Deposits	5,447	3,984	10,505	7,299
Borrowed funds	173	190	406	631
Junior subordinated debentures	295	295	589	589
Total interest expense	5,915	4,469	11,500	8,519

Net interest income	10,058	10,409	20,094	20,500

Provision for loan losses	52	244	135	517
Net interest income after provision for loan losses	10,006	10,165	19,959	19,983

Non-interest income:
Investment advisory fees	817	637	1,595	1,266
Deposit service fees	523	412	1,027	827
Bank-owned life insurance	148	41	296	82
Net gains/(losses) on sales of investment securities	425	(39)	478	(9)
Gains on sales of loans	59	34	99	78
Other income	543	505	1,098	1,027
Total non-interest income	2,515	1,590	4,593	3,271

Non-interest expense:
Salaries and employee benefits	5,307	5,007	10,642	10,129
Occupancy expenses	1,735	1,511	3,353	2,935
Audit, legal and other professional fees	496	303	792	625
Advertising and public relations	295	384	557	629
Supplies and postage	249	176	482	401
Investment advisory and custodial expenses	129	116	252	234
Other operating expenses	753	759	1,406	1,521
Total non-interest expense	8,964	8,256	17,484	16,474

Income before income taxes	3,557	3,499	7,068	6,780
Income tax expense	1,239	1,317	2,528	2,542

Net income	$2,318	$2,182	$4,540	$4,238

Basic earnings per share	$0.30	$0.29	$0.58	$0.56

Diluted earnings per share	$0.29	$0.28	$0.58	$0.54

Basic weighted average common shares outstanding	7,797,414	7,637,860	7,772,836	7,620,871

Diluted weighted average common shares outstanding	7,897,422	7,797,892	7,888,515	7,796,826

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Six months ended June 30, 2007

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2006	$77	$25,806	$51,127		$33	$77,043

Comprehensive income						—
Net income			4,540	$4,540		4,540
Other comprehensive income, net				(317)	(317)	(317)
Total comprehensive income				$4,223
Common stock dividend paid ($0.16 per share)			(1,242)			(1,242)
Common stock issued under dividend reinvestment plan		530				530
Stock-based compensation		398				398
Stock options exercised	1	367				368
Balance at June 30, 2007	$78	$27,101	$54,425		$(284)	$81,320

Disclosure of other comprehensive income (loss):
Gross unrealized holding losses on securities arising during the period				$(97)
Income tax benefit				91
Net unrealized holding losses, net of tax				(6)
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				478
Income tax expense				(167)
Reclassification adjustment, net of tax				311
Other comprehensive loss, net of reclassification				$(317)

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$4,540	$4,238
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	135	517
Depreciation and amortization	1,344	1,266
Amortization of intangible assets	66	66
Stock-based compensation expense	320	252
Net (gains)/losses on sales of investment securities	(478)	9
Gains on sales of loans	(99)	(78)
Income on bank-owned life insurance, net	(271)	(55)
(Increase) decrease in:
Loans held for sale, net of gain	23	(598)
Accrued interest receivable	(126)	(243)
Prepaid expenses and other assets	(829)	77
Increase (decrease) in:
Accrued expenses and other liabilities	(1,816)	136
Accrued interest payable	996	670
Change in income taxes	8	(63)
Net cash provided by operating activities	3,813	6,194
Cash flows from investing activities:
Proceeds from sales of investment securities	4,608	3,220
Proceeds from maturities, calls and pay-downs of investment securities	8,360	10,462
Purchase of investment securities	(19,004)	(4,595)
Purchase of tax credits	(1,735)	—
Net increase in loans	(33,680)	(32,445)
Additions to premises and equipment, net	(1,103)	(2,671)
Purchases of bank-owned life insurance	—	(9,897)
Net cash used in investing activities	(42,554)	(35,926)
Cash flows from financing activities:
Net increase in deposits	71,359	115,092
Net increase (decrease) in borrowed funds	(9,692)	(54,595)
Cash dividends paid	(1,242)	(1,066)
Proceeds from issuance of common stock	530	471
Proceeds from exercise of stock options	368	227
Tax benefit from exercise of stock options	—	14
Net cash provided by financing activities	61,323	60,143

Net (decrease) / increase in cash and cash equivalents	22,582	30,411
Cash and cash equivalents at beginning of period	50,887	38,381
Cash and cash equivalents at end of period	$73,469	$68,792

Supplemental financial data:
Cash Paid For:
Interest	$10,504	$7,849
Income taxes	2,522	2,590

Supplemental schedule of non-cash investing activity:
Transfer from loans to Other Real Estate Owned	$266	—

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

(3)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U. S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time.

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

The company’s policy is to classify interest resulting from underpayment of income taxes as income tax expense in the first period the interest would begin accruing according to the provisions of the relevant tax law.  The company classifies penalties resulting from underpayment of income taxes as income tax expense in the period for which the company claims or expects to claim an uncertain tax position or in the period in which the company’s judgment changes regarding an uncertain tax position.

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2007 or December 31, 2006.  The Company is subject to federal and state income tax examinations for tax years beginning after December 31, 2002.

(5)           Stock-Based Compensation

The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company’s 2006 Annual Report on Form 10-K.

Total stock-based compensation expense, which includes stock option awards and restricted stock awards to officers and other employees, and director stock compensation in lieu of cash fees to directors, was $136 thousand and $134 thousand for the three months ended June 30, 2007 and 2006, respectively and $320 thousand and $252 thousand for the six months ended June 30, 2007 and 2006, respectively.

The company recognized stock-based compensation expense related to stock option awards of $75 thousand and $206 thousand for the three and six months ended June 30, 2007, compared to $70 thousand and $139 thousand for the same periods in 2006.  Stock-based compensation expense recognized in association with a restricted stock award amounted to $13 and $25 thousand for the three month and six month periods ended June 30, 2007 and 2006.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $48 thousand and $89 thousand for the three and six months ended June 30, 2007, compared to $51 thousand and $88 thousand for the same periods in 2006.   In January 2007, 10,575 shares of common stock were issued to directors in lieu of cash fees related to 2006 annual directors’ stock-based compensation expense of $167 thousand.

There were 3,500 and 127,600 stock option awards granted to employees during the three and six months periods ended June 30, 2007, respectively. No options were granted during the same periods ended June 30, 2006.   The options become exercisable at the rate of 25% per year and expire seven years from the date of grant.  In addition, the options provide for full vesting upon attainment of age 62 while remaining employed with the bank, or upon a change in control of the company.

The per share weighted average fair value of stock options granted in 2007 was determined to be $3.69.  The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant.  The assumptions used in the valuation model for determining weighted average fair value of the 2007 stock option grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.43%, 21%, 2.03% and 5.5 years, respectively.

Refer to note 9 “Stock Based Compensation Plans” in the company’s 2006 Annual Report on Form 10-K for a description of the assumptions used in the valuation model.

(6)                     Supplemental Retirement Plan

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the three months and six months ended June 30, 2007 and June 30, 2006:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Service Cost	$138	$135	$276	$269
Interest Cost	32	22	64	44
Net periodic benefit cost	$170	$157	$340	$313

The company anticipates accruing an additional $339 thousand to the plan during the remainder of 2007.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three and six months ended June 30th and the effect of those shares on earnings:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	7,797,414	7,637,860	7,772,836	7,620,871
Dilutive shares	100,008	160,032	115,679	175,955
Diluted weighted average common shares outstanding	7,897,422	7,797,892	7,888,515	7,796,826

Basic earnings per share	$0.30	0.29	$0.58	0.56
Effect of dilutive shares	(0.01)	(0.01)	—	(0.02)
Diluted earnings per share	$0.29	0.28	$0.58	0.54

At June 30, 2007, there were additional options outstanding to purchase up to 142,425 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(8)       Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $35 thousand and $72 thousand at June 30, 2007 and 2006, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

Fixed and adjustable rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management strategy of the company, management may elect to sell or hold residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At June 30, 2007, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

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

Overview

Composition of Earnings

The current flat interest rate environment continues to negatively impact margins and challenge earnings growth for the banking industry. At Enterprise Bancorp, Inc., this environment has contributed to slower loan and negative low cost deposit growth and continued pressure on the company’s net interest margin from rising funding costs.

The company reported net income growth of 6% for the three months ended June 30, 2007 compared to the same quarter in the prior year.  Net income for the current quarter ended June 30, 2007 amounted to $2.318 million compared to $2.182 million for the same period in 2006. Diluted earnings per share were $0.29 for the quarter compared to $0.28 for the same period in 2006, an increase of 4%.

Net income for the six months ended June 30, 2007 amounted to $4.540 million compared to $4.238 million for the same period in 2006, an increase of 7%. Diluted earnings per share were $0.58 for the six months ended June 30, 2007 compared to $0.54 for the same period in 2006, an increase of 7%.

Net income growth resulted primarily from an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in net interest income.

•      Quarter-to-date

The company’s earnings are largely dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Net interest income for the quarter ended June 30, 2007 amounted to $10.1 million, representing a $351 thousand, or 3%, decrease from the same period in 2006.

Net interest margin, the difference between interest earned on assets less the cost of funding (primarily deposits) divided by average interest earning assets, was 4.51% for the quarter ended June 30, 2007 compared to 4.59% and 4.83% for the quarters ended March 31, 2007 and June 30, 2006, respectively.  The decrease in net interest margin resulted from both the flat yield curve and a highly-competitive marketplace.

Non-interest income was $2.5 million for the quarter ended June 30, 2007, an increase of $925 thousand, or 58%, over the same period in 2006.  The growth resulted primarily from an increase of $464 thousand in gains on sales of securities, and from increases of $180 thousand in investment advisory fees, $107 thousand in bank-owned life insurance income and $111 thousand in deposit-service fees.

Non-interest expense amounted to $9.0 million for the quarter ended June 30, 2007 compared to $8.3 million for the same period in 2006, an increase of 9%.  The increases were predominantly in occupancy and compensation-related costs which supports the company’s growth.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $52 thousand for the quarter ended June 30, 2007 compared to $244 thousand in the first quarter of 2006.  The reduced provision reflects continued favorable asset quality.  The allowance for loan losses to total loans ratio was 1.65% at June 30, 2007 compared to 1.70% at December 31, 2006.  The company’s management of credit risk is reviewed in more detail under the heading “Asset Quality and the Allowance for Loan Losses” contained in the Financial Condition section of this Item 2.

•      Year-to-date

Net interest income for the six months ended June 30, 2007 amounted to $20.1 million, a $406 thousand, or 2%, decrease from the same period in 2006.  Net interest margin was 4.55% for the six months ended June 30, 2007 compared to 4.81% for the same period ended June 30, 2006.

Non-interest income was $4.6 million for the six months ended June 30, 2007, an increase of $1.3 million, or 40%, over the same period in 2006.  The growth resulted primarily from an increase of $487 thousand in gains on sales of securities, which occurred mainly in the second quarter, and from increases of $329 thousand in investment advisory fees, $214 thousand in bank-owned life insurance income and $200 thousand in deposit-service fees.

Non-interest expense amounted to $17.5 million for the six months ended June 30, 2007 compared to $16.5 million for the same period in 2006, an increase of 6%.  The increase was mainly in occupancy and compensation-related costs which supports the company’s growth.

The provision for loan losses for the six months ended June 30, 2007 amounted to $135 compared to $517 thousand for the same period in 2006, a decrease of $382 thousand.  As noted above, the reduced provision reflects continued favorable asset quality during the period.

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

Total assets amounted to $1.044 billion at June 30, 2007, an increase of 7% since December 31, 2006. The company’s core asset strategy is to grow loans, primarily commercial loans.  Total loans increased 4% since December 31, 2006 and amounted to $794.6 million, or 76% of total assets. Commercial loans amounted to $675.7 million, or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. Total investments amounted to $137.4 million at June 30, 2007, or 13% of total assets, and have increased $5.9 million since December 31, 2006.

Management’s primary strategy for funding assets growth is through low cost deposits (primarily checking accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit and money market / savings products), brokered deposits, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.  Over the past eighteen months the company has increased its use of brokered term deposits (“brokered CDs”) and internally generated certificates of deposit as an alternative funding source, as the rate environment has continued to impact the company’s ability to generate growth in lower costing deposits.  Lower costing deposits declined by $7.6 million, or 2%, since December 31, 2006 and by $9.2 million, or 2%, since December 31, 2005.

At June 30, 2007, total deposits, which included brokered CDs, amounted to $938.9 million, representing 8% growth over December 31, 2006. Total deposits, excluding brokered CDs, amounted to $818.8 million at June 30, 2007, representing a 2% increase since December 31, 2006.  At June 30, 2007, the company had $120.1 million in brokered CDs and $2.3 million in FHLB borrowings compared to $64.9 million in brokered CDs and $10.3 million in FHLB borrowings at December 31, 2006.

Opportunities and Risks

Management remains committed to a long-term strategy of geographic market expansion and commercial banking growth.  The company’s primary market is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as the products offered by non-bank financial services competitors.

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

Despite these competitive challenges, the company has been successful in growing its commercial banking services. Management believes this growth is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations; its fifteenth branch facility is currently under construction in the city of Methuen, Massachusetts and is anticipated to open in early 2008. The company continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

In addition to growth and competition, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Financial Condition

Total assets increased $65.2 million, or 7%, over December 31, 2006, to $1.044 billion at June 30, 2007.  The increase was primarily attributable to increases in total loans and short-term investments.

Short-term investments

As of June 30, 2007, short-term investments amounted to $29.4 million compared to $15.3 million at December 31, 2006. Short-term investments represented 3% of total assets at June 30, 2007, compared to 2% at December 31, 2006.  Short-term investments carried as cash equivalents consisted of overnight federal funds sold and money market mutual funds.

Investments

At June 30, 2007, the investment portfolio’s fair market value was $137.5 million, representing an increase of $5.9 million since December 31, 2006.  The fair market value of the investment portfolio represented 13% of total assets at both June 30, 2007 and December 31, 2006.

During the six months ended June 30, 2007,  the company sold $4.6 million in equity investments based on management’s decision to take advantage of certain investment opportunities and to reallocate funds within the equity portfolio, in addition, during this period, the company received $8.4 million in principal paydowns, calls and maturities.  These proceeds were used to purchase $19.0 million in securities, primarily within the equity and municipal securities portfolios.

The net unrealized loss on the portfolio at June 30, 2007 was $738 thousand compared to a net unrealized loss of $163 thousand at December 31, 2006.  The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as rates fall the value of the portfolio rises, and as rates rise, the value of the portfolio declines.  The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity.  The net unrealized gain or loss on equity securities will change based on changes in the market value of the individual securities and mutual funds in the portfolio.  Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Federal agency obligations(1)	$10,365	$10,405	$14,986
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	59,992	61,431	66,831
Municipal securities	55,945	48,762	55,180
Available-for-sale fixed income securities	$126,302	$120,598	$136,997

Equity securities	9,538	8,481	6,243
Federal Home Loan Bank stock(2)	1,609	1,428	1,267
Certificates of deposit	—	1,033	1,000
Total investments	$137,449	$131,540	$145,507

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

From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $25.2 million and $27.1 million at June 30, 2007 and December 31, 2006 respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $46.7 million and $46.2 million at June 30, 2007 and December 31, 2006 respectively.

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

Total loans were $794.6 million at June 30, 2007, an increase of $33.5 million, or 4%, compared to December 31, 2006.  Total loans represented 76% of total assets at both June 30, 2007 and December 31, 2006.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$381,203	48.0%	$368,621	48.3%	$341,368	46.5%
Commercial and industrial	175,971	22.1%	164,865	21.6%	164,061	22.4%
Commercial construction	118,482	14.9%	114,078	15.0%	120,692	16.4%
Total Commercial loans	$675,656	85.0%	$647,564	84.9%	$626,121	85.3%

Residential mortgages	67,026	8.4%	61,854	8.1%	55,248	7.5%
Residential construction	4,847	0.5%	3,981	0.5%	4,264	0.6%
Home equity	43,093	5.4%	44,038	5.8%	43,673	6.0%
Consumer	4,653	0.6%	4,307	0.6%	3,815	0.5%
Loans held for sale	625	0.1%	549	0.1%	943	0.1%
Gross loans	$795,900	100%	$762,293	100.0%	$734,064	100.0%
Deferred fees, net	(1,255)		(1,180)		(1,298)
Total loans	794,645		761,113		732,766
Allowance for loan losses	(13,117)		(12,940)		(12,486)
Net loans	$781,528		$748,173		$720,280

Commercial real estate loans were $381.2 million at June 30, 2007, compared to $368.6 million at December 31, 2006, an increase of $12.6 million, or 3%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans totaled $176.0 million at June 30, 2007, compared to $164.9 million at December 31, 2006, an increase of $11.1 million, or 7%.  Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, revolving lines of credit and loans under various U.S. Small Business Administration programs.  These commercial credits may be unsecured loans or lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans amounted to $118.5 million at June 30, 2007, compared to $114.1 million at December 31, 2006.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At June 30, 2007, the company had commercial loan balances participated out to various banks amounting to $6.5 million, compared to $8.2 million at December 31, 2006.  These balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership and amounted to $16.0 million and $18.3 million at June 30, 2007 and December 31, 2006, respectively.  The company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $156.5 million and $42.5 million at June 30, 2007 and December 31, 2006, respectively.  In January 2007, the company increased its FHLB borrowing capacity by pledging additional commercial real estate, home equity and multi-family loans as collateral to the FHLB.

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

The allowance for loan losses to total loans ratio was 1.65% at June 30, 2007 compared to 1.70% at December 31, 2006.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of June 30, 2007.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006

Non-accrual loans	$3,056	$1,785	$1,999
Accruing loans > 90 days past due	1	7	—
Total non-performing loans	3,057	1,792	1,999
Other real estate owned	266	—	—
Total non-performing assets	$3,323	$1,792	$1,999

Total Loans	$794,645	$761,113	$732,766

Allowance for loan losses	$13,117	$12,940	$12,486

Allowance for loan losses: Total loans	1.65%	1.70%	1.70%
Allowance for loan losses: Non-performing loans	429.08%	722.10%	624.61%
Non-performing loans: Total loans	0.38%	0.24%	0.27%
Non-performing assets: Total assets	0.32%	0.18%	0.20%
Loans 30-89 days past due: Total loans	0.54%	0.75%	0.40%

Total non-performing assets were $3.3 million, or 0.32% of total assets, at June 30, 2007 compared to $1.8 million and $2.0 million at December 31, 2006 and June 30, 2006, respectively, representing 0.18% and 0.20% of total assets at those respective dates.  The December 31, 2006 ratio represents a historically low level in the non-performing assets to total assets ratio.  The increase since December was mainly due to four relationships added to non-accrual status during the period amounting to approximately $1.7 million, partially offset by principal paydowns.  Overall, non-performing assets are still considered to be at low levels at June 30, 2007.

The ratio of non-performing loans to total loans increased to 0.38% as of June 30, 2007, compared to 0.24% and 0.27% at December 31, 2006 and June 30, 2006, respectively.  The increase since December was mainly due to the four relationships referred to above amounting to 0.21% of total loans at June 30, 2007.  Management does not consider the increase since December to be indicative of deterioration in the credit quality of the general loan portfolio.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.  Total impaired loans were $2.9 million at June 30, 2007 compared to $1.8 million and $2.0 million at December 31, 2006 and June 30, 2006, respectively.

The ratio of delinquent loans 30-89 days past due, but still accruing, as a percentage of total loans decreased to 0.54% at June 30, 2007, from 0.75% at December 31, 2006 and increased from 0.40% at June 30, 2006.  The ratio of delinquent loans to total loans will fluctuate due to the timing of customer payments.  The largest concentration of these loans is generally less than 40 days past due, as was the case at June 30, 2007 at which time approximately 90% of delinquent loans were included in the 30 – 40 day past due category.

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

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2007	2006

Balance at beginning of year	$12,940	$12,050

Charged off	(108)	(141)
Recovered	150	60
Net loans recovered/(charged off)	42	(81)

Provision charged to operations	135	517
Balance at June 30	$13,117	$12,486

Annualized net loans recovered/(charged off): Average loans outstanding	0.01%	(0.02)%

Net loans recovered during the six months ended June 30, 2007 were $42 thousand compared to net charge offs of $81 thousand during the same period ended June 30, 2006.  The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $135 thousand and $517 thousand for the quarters ended June 30, 2007 and 2006 respectively.  The reduced provision reflects net recoveries, the level of loan growth and the continued favorable asset quality during the period.

Deposits

Total deposits amounted to $938.9 million at June 30, 2007 compared to $867.5 million at December 31, 2006.  The increase of $71.4 million, or 8%, primarily resulted from an increase in brokered CDs of $55.1 million.

The highly-competitive marketplace and the flat rate environment contributed to a net decline in lower costing deposit products.  In order to sustain loan growth, the company has continued to strategically utilize both internally generated CDs and brokered CDs as an alternative to funding through higher costing FHLB advances and other borrowing sources.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2007		December 31, 2006		June 30, 2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Demand	$170,403	18.1%	$169,910	19.6%	$170,148	19.1%
Interest bearing checking	173,395	18.5%	179,533	20.7%	184,487	20.7%
Total checking	343,798	36.6%	349,443	40.3%	354,635	39.8%

Retail savings/money markets	141,418	15.1%	141,202	16.3%	144,538	16.2%
Commercial savings/money markets	135,531	14.4%	125,584	14.5%	135,150	15.2%
Total savings/money markets	276,949	29.5%	266,786	30.8%	279,688	31.4%

Certificates of deposit	198,040	21.1%	186,349	21.4%	177,633	20.0%
Total non-brokered deposits	818,787	87.2%	802,578	92.5%	811,956	91.2%

Brokered certificates of deposit	120,094	12.8%	64,944	7.5%	78,523	8.8%

Total deposits	$938,881	100%	$867,522	100.0%	$890,479	100.0%

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $5.4 million at June 30, 2007 compared to $15.1 million at December 31, 2006.  Total repurchase agreements declined by $1.8 million since December 31, 2006 and were $3.1 million at June 30, 2007.  Total FHLB borrowings declined by $7.9 million since December 31, 2006 and amounted to $2.3 million at June 30, 2007.

At June 30, 2007, the bank had the capacity to borrow additional funds from the FHLB of up to $132.8 million.  Management believes that the company has adequate liquidity to meet its commitments.

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

Capital Resources

As of June 30, 2007, both the company and the bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of June 30, 2007 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Capital (to risk weighted assets)	$96,675	11.28%	$68,560	8.00%	$85,700		10.00%

Tier 1 Capital (to risk weighted assets)	85,445	9.97%	34,280	4.00%	51,420		6.00%

Tier 1 Capital (to average assets)	85,445	8.81%	38,800	4.00%	48,500	*	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank.  For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $263 thousand of the $623 thousand cash dividend paid through June 30, 2007, into 16,461 shares of the company’s common stock.

On July 17, 2007, the company announced a quarterly dividend of $0.08 to be paid on September 4, 2007 to shareholders of record as of August 14, 2007.  The quarterly dividend represents a 14% increase over the 2006 dividend rate.

Results of Operations

Three Months Ended June 30, 2007 vs. three Months Ended June 30, 2006

Unless otherwise indicated, the reported results are for the three months ended June 30, 2007 with the “comparable period” and “prior period” being the three months ended June 30, 2006.

The company reported second quarter 2007 net income of $2.318 million compared to $2.182 million during the second quarter of the prior year, an increase of 6%.  Diluted earnings per common share were $0.29 for the quarter compared to $0.28 for the prior period, an increase of 4%.

Net Interest Income

The company’s net interest income was $10.1 million for the three months ended June 30, 2007, a decrease of $351 thousand compared to $10.4 million for the prior period.  Total interest and dividend income for the 2007 period increased by $1.1 million, while total interest expense increased by $1.4 million over the prior period.

Net Interest Margin

Tax equivalent net interest margin decreased to 4.51% for the quarter ending June 30, 2007 from 4.83% in the prior year.  The 32 basis point decrease was primarily due to an increase of 56 basis points in the total cost of funds due to an increase in funding through higher-costing certificates of deposit, partially offset by an increase in the yield on interest earning assets of 23 basis points due to higher market rates during the period.

Interest Income

Interest income amounted to $16.0 million, an increase of $1.1 million, or 7%, compared to $14.9 million in the prior period.  The increase resulted primarily from a $32.8 million, or 4%, increase in the average balance of interest earning assets and, to a lesser extent, a 23 basis point increase in the average tax equivalent yield on interest earning assets.

Average loan balances increased $53.1 million, or 7%, compared to the prior period, amounting to $780.3 million, while the average balance of investment securities and short-term investments (together “investments”) decreased by $20.3 million, or 13%, to $136.8 million for the three months ended June 30, 2007.   The decrease in average investment balances was primarily due to paydowns, calls, maturities and sales of investments since June 30, 2006, the proceeds of which were redeployed to fund loan growth over the period.

This shift in average balances from lower yielding investments into higher yielding loans, coupled with higher market interest rates over the period, resulted in the 23 basis point increase in the average tax equivalent yield on interest earning assets to 7.09%, with loan yields increasing 14 basis points to 7.49% and the tax equivalent yield realized on investments increasing 27 basis points to 4.83%.  These yield increases were due to loan growth and loans repricing at the higher market rates and the sales of lower yielding securities in the fourth quarter of 2006.

Total interest income on loans amounted to $14.6 million, an increase of $1.2 million compared to the same period in the prior year, due primarily to growth in average balances and to a lesser degree to the increase in rates.  Total investment income amounted to $1.4 million, a decrease of $147 thousand compared to the same period in the prior year, due primarily to the decrease in the average investment balances.

Interest Expense

Interest expense amounted to $5.9 million, an increase of $1.4 million, or 32%, compared to the prior period.  The increase resulted primarily from a 56 basis point increase in the average cost of total deposits, borrowed funds and debentures to 2.65% compared to 2.09% in the comparable period.  This increase in cost of funds was primarily due to the increased market rates and the shift in funding sources from lower costing deposits to higher costing certificates of deposits, as well as the overall 4% increase in the average balance of total funding sources.

Interest expense on interest checking, savings and money market accounts increased $248 thousand over the comparable period, to $2.0 million.  This increase resulted from a 34 basis point increase in the average cost of interest checking, savings and money market accounts to 1.96%, due to higher market interest rates.  This increase in interest expense was partially offset by a reduction in the average balance of these accounts of $25.2 million over the prior period, to $419.4 million for the three month period ended June 30, 2007.

Interest expense on certificates of deposit (“CDs”) increased $1.2 million over the comparable period, to $3.4 million.  The average balance of CDs increased $67.2 million, or 31%, over the comparable period in the prior year to $287.9 million.  The increase in the average CD balance resulted from a $46.2 million, or 88%, increase in the average balance of brokered CDs that the company utilized as an alternative to FHLB borrowings, and a $21.0 million, or 13%, increase in internally generated CD growth.  The average cost of CDs also increased to 4.74%, an increase of 77 basis points over the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $17 thousand over the same period last year.  The average balance of borrowed funds, primarily FHLB borrowings, decreased $2.6 million to $13.3 million. The average cost of borrowed funds increased 43 basis points to 5.23%, due to an increase in market interest rates.

The average balance of non-interest bearing demand deposits remained relatively consistent and represented 18% and 19% of total average funding for the three months ended June 30, 2007 and 2006, respectively.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2007 and June, 2006, respectively.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006			Changes due to
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Total	Volume	Rate	Rate/ Volume

Assets:
Loans(1)	$780,337	14,571	7.49%	$727,278	13,329	7.35%	$1,242	972	254	16
Investments(2)(3)	136,792	1,402	4.83%	157,066	1,549	4.56%	(147)	(231)	106	(22)
Total interest earnings assets	917,129	15,973	7.09%	884,344	14,878	6.86%	1,095	741	360	(6)

Other assets	65,843			49,983

Total assets	$982,972			$934,327

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$419,398	2,048	1.96%	$444,920	1,800	1.62%	248	(103)	377	(26)
Certificates of deposit(4)	287,882	3,399	4.74%	220,644	2,184	3.97%	1,215	666	424	125
Borrowed funds	13,265	173	5.23%	15,871	190	4.80%	(17)	(31)	17	(3)
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	731,370	5,915	3.24%	692,260	4,469	2.59%	1,446	532	818	96

Net interest rate spread(2)			3.85%			4.27%

Demand deposits	162,519			165,488
Total deposits, borrowed funds and debentures	893,889	5,915	2.65%	857,748	4,469	2.09%

Other liabilities	8,603			6,512
Total liabilities	902,492			864,260

Stockholders’ equity	80,480			70,067

Total liabilities and stockholders’ equity	$982,972			$934,327

Net interest income		10,058			$10,409		$(351)	209	(458)	(102)

Net interest margin(2)			4.51%			4.83%

(1)          Average loans include non-accrual loans and are net of average deferred loan fees.

(2)         Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect, which was not included in the interest amount above, was $251 and $243 for the periods ended June 30, 2007 and June 30, 2006, respectively.

(3)          Investments include investment securities and total short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $52 thousand compared to $244 thousand for the prior year.  The reduced provision reflects the continued favorable asset quality during the period, net recoveries, and level of loan growth.  The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

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

Non-Interest Income

Non-interest income increased $925 thousand, or 58%, to $2.5 million.  The increase was primarily attributable to increases in gains on security sales, investment advisory fees, deposit-service fees and bank-owned life insurance income.

Net gains on sales of investment securities amounted to $425 thousand for the three months ended June 30, 2007, compared to net losses of $39 thousand in the comparable period.  These gains/losses were realized on the sales of $3.0 million and $2.8 million during the three months ended June 30 2007 and 2006, respectively.  The realized gains in the current period resulted from sales in the equity portfolio based on management’s decision to take advantage of certain investment opportunities and a reallocation within the equity portfolio during these periods.

Investment advisory fees increased by $180 thousand, or 28%, for the three months ended June 30, 2007 compared to the same period in 2006. The change resulted from new business generated and increases in the value of assets under management due to increases in market values.

Deposit-service fees increased by $111 thousand, or 27%, over the prior period due to an increase in transaction activity on commercial deposit accounts.

Bank-owned life insurance income increased by $107 thousand, or 261%, over the prior period due to income on additional policies purchased the second quarter of 2006.

Non-Interest Expense

Non-interest expense increased $708 thousand, or 9%, compared to the prior year and amounted to $9.0 million for the period ended June 30, 2007.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy expenses and other professional fees.

Salaries and employee benefits increased $300 thousand, or 6%, compared to the prior year, amounting to $5.3 million for the three months ended June 30, 2007. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, partially offset by a reduction in accruals related to performance-based incentive compensation.

Occupancy expense increased by $224 thousand, or 15%, to $1.7 million primarily due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the company’s growth and strategic initiatives.

Audit, Legal and other professional fees increased by $193 thousand, or 64%, to $496 thousand primarily due to other professional fees associated with a bank-wide efficiency initiative which began during the quarter.

Results of Operations

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006

Unless otherwise indicated, the reported results are for the six months ended June 30, 2007 with the “comparable period” and “prior year” being the six months ended June 30, 2006.

The company reported net income of $4.540 million compared to $4.238 million in the prior year, an increase of 7%.  Diluted earnings per common share were $0.58 for the six months ended June 30, 2007 compared to $0.54 for the prior year, an increase of 7%.

Net Interest Income

The company’s net interest income was $20.1 million for the six months ended June 30, 2007, a decrease of $406 thousand compared to $20.5 million for the prior year.  Total interest and dividend income for the 2007 period increased by $2.6 million, while total interest expense increased by $3.0 million over the prior year.

Net Interest Margin

Tax equivalent net interest margin decreased to 4.55% for the six months ending June 30, 2007 from 4.81% in the prior year.  The 26 basis point decrease was primarily due to an increase of 60 basis points in the total cost of funds due to an increase in funding through higher-costing certificates of deposit, partially offset by an increase in the yield on interest earning assets of 33 basis points due to higher market rates during the period.

Interest Income

Interest income amounted to $31.6 million, an increase of $2.6 million, or 9%, compared to $29.0 million in the prior year.  The increase resulted primarily from a $32.0 million, or 4%, increase in the average balance of interest earning assets and, to a lesser extent, a 33 basis point increase in the average tax equivalent yield on interest earning assets.

Average loan balances increased $57.9 million, or 8%, compared to the prior year, amounting to $776.3 million, while the average balance of investment securities and short-term investments (together “investments”) decreased by $25.9 million, or 16%, to $134.8 million for the six months ended June 30, 2007.   The decrease in average investment balances was primarily due to paydowns, calls, maturities and sales of investments since June 30, 2006, the proceeds of which were redeployed to fund loan growth over the period.

This shift in average balances from lower yielding investments into higher yielding loans, coupled with the higher market interest rates over the period, resulted in the 33 basis point increase in the average tax equivalent yield on interest earning assets to 7.09%, with loan yields increasing 24 basis points to 7.49% and the tax equivalent yield realized on investments increasing 21 basis points to 4.80%.  These yield increases were due to loan growth and loans repricing at the higher market rates and the sales of lower yielding securities in the fourth quarter of 2006.

Total interest income on loans amounted to $28.9 million, an increase of $3.0 million compared to the same period in the prior year, due primarily to growth in average balances and to a lesser degree to the increase in yields.  Total investment income amounted to $2.8 million, a decrease of $454 thousand compared to the same period in the prior year, due primarily to the decrease in the average investment balances.

Interest Expense

Interest expense amounted to $11.5 million, an increase of $3.0 million, or 35%, compared to the prior year.  The increase resulted primarily from a 60 basis point increase in the average cost of total deposits, borrowed funds and debentures to 2.61% compared to 2.01% in the comparable period.  This increase in cost of funds was primarily due to the increased market rates and the shift in funding sources from lower costing deposits to higher costing certificates of deposits, as well as the overall 4% increase in the average balance of total deposits, borrowed funds and debentures.

Interest expense on interest checking, savings and money market accounts increased $648 thousand over the comparable period, to $4.0 million.  This increase resulted from a 39 basis point increase in the average cost of interest checking, savings and money market accounts to 1.93%, due to higher market interest rates.  This increase in interest expense was partially offset by a reduction in the average balance of these accounts of $20.3 million, to $421.0 million for the six month period ended June 30, 2007.

Interest expense on certificates of deposit (“CDs”) increased $2.6 million over the comparable period, to $6.5 million.  The average balance of CDs increased $68.7 million, or 33%, over the comparable period in the prior year to $279.3 million.  The increase in the average CD balance resulted from a $42.6 million, or 91%, increase in the average balance of brokered CDs that the company utilized as an alternative to FHLB borrowings, and a $26.4 million, or 16%, increase in internally generated CD growth.  The average cost of CDs also increased to 4.68%, an increase of 91 basis points over the comparable period in the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $225 thousand over the same period last year.  The average balance of borrowed funds, primarily FHLB borrowings, decreased $12.8 million to $15.6 million, as the company began its expanded use of brokered CDs and decreased use of FHLB borrowings. The average cost of borrowed funds increased 72 basis points to 5.25%, due to an increase in market interest rates.

The average balance of non-interest bearing demand deposits remained relatively consistent and represented 18% and 19% of total average deposits and borrowings for the six months ended June 30, 2007 and 2006, respectively.

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2007 and June, 2006, respectively.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference)

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006			Changes due to
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Total	Volume	Rate	Rate/ Volume

Assets:
Loans(1)	$776,256	$28,840	7.49%	$718,370	$25,811	7.25%	$3,029	2,081	855	93
Investments(2)(3)	134,818	2,754	4.80%	160,689	3,208	4.59%	(454)	(594)	169	(29)
Total interest earnings assets	911,074	31,594	7.09%	879,059	29,019	6.76%	2,575	1,487	1,024	64

Other assets	64,590			51,310

Total assets	$975,664			$930,369

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$421,023	4,029	1.93%	$441,397	3,381	1.54%	648	(156)	854	(50)
Certificates of deposit(4)	279,250	6,476	4.68%	210,536	3,918	3.75%	2,558	1,278	971	309
Borrowed funds	15,598	406	5.25%	28,468	631	4.47%	(225)	(285)	110	(50)
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	726,696	11,500	3.19%	691,226	8,519	2.48%	2,981	837	1,935	209

Net interest rate spread(2)			3.90%			4.28%

Demand deposits	161,269	—	—	163,297	—
Total deposits, borrowed funds and debentures	887,965	11,500	2.61%	854,523	8,519	2.01%

Other liabilities	8,422			6,424
Total liabilities	896,387			860,947

Stockholders’ equity	79,277			69,422

Total liabilities and stockholders’ equity	$975,664			$930,369

Net interest income		$20,094			$20,500		$(406)	650	(911)	(145)

Net interest margin(2)			4.55%			4.81%

(1)          Average loans include non-accrual loans and are net of average deferred loan fees.

(2)          Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis.  The tax equivalent effect, which was not included in the interest amount above, was $481 and $483 for the periods ended June 30, 2007 and June 30, 2006, respectively.

(3)          Investments include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $135 thousand compared to $517 thousand for the prior year.  The reduced provision reflects the continued favorable asset quality during the period, net recoveries and the level of loan growth.  The provision reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.

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

Non-Interest Income

Non-interest income increased $1.3 million, or 40%, to $4.6 million.  The increase was primarily attributable to increases in gains on security sales, investment advisory fees, bank-owned life insurance income and deposit-service fees.

Net gains on sales of investment securities amounted to $478 thousand for the six months ended June 30, 2007, compared to net losses of $9 thousand in the comparable period.  These gains/losses were realized on the sales of $4.6 million and $3.2 million during the six months ended June 30 2007 and 2006, respectively.  The realized gains in the current period resulted from sales in the equity portfolio, which occurred mainly in the second quarter of the year, based on management’s decision to take advantage of certain investment opportunities and a reallocation within the equity portfolio during these periods.

Investment advisory fees increased by $329 thousand, or 26%, for the six months ended June 30, 2007 compared to the same period in 2006. The change resulted from new business generated and increases in the value of assets under management due to increases in market values.

Bank-owned life insurance income increased by $214 thousand, or 261%, over the prior period due to income on additional policies purchased the second quarter of 2006.

Deposit-service fees increased by $200 thousand, or 24%, over the prior period due to an increase in transaction activity on commercial deposit accounts.

Non-Interest Expense

Non-interest expense increased $1.0 million, or 6%, compared to the prior year and amounted to $17.5 million for the period ended June 30, 2007.  The increase was primarily attributable to increases in salaries and employee benefits, occupancy and other professional fees.

Salaries and employee benefits increased $513 thousand, or 5%, compared to the prior year, amounting to $10.6 million for the six months ended June 30, 2007. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, and employee stock compensation expense, partially offset by a reduction in accruals related to performance-based incentive compensation.

Occupancy expense increased by $418 thousand, or 14%, to $3.4 million primarily due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the company’s growth and strategic initiatives.

Audit, Legal and other professional fees increased by $167 thousand, or 27%, to $792 thousand primarily due to other professional fees associated with a bank-wide efficiency initiative which began during the second quarter of 2007.

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

Accounting Rule Changes

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

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.  At June 30, 2007 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended June 30, 2007) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2007.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2007.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders, held on May 1, 2007, holders of the company’s common stock elected all of the Board’s nominees to the Board of Directors, approved amendments of the company’s Restated Articles of Organization to increase the number of shares of common stock that the company is authorized to issue from 10,000,000 shares to 20,000,000 shares, and ratified the appointment of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  Votes were cast as follows:

1.   To elect five Directors of the company, each for a three-year term:

Nominee	For	Withheld
Nancy L. Donahue	7,184,612	95,327
George L. Duncan	7,275,902	4,038
Eric W. Hanson	7,273,598	6,341
Carol L. Reid	7,227,812	52,127
Michael A. Spinelli	7,225,812	54,127

2.  To amend the company’s Restated Articles of Organization:

For	Against	Abstain
7,139,651	114,597	25,691

3.  To ratify the Audit Committee’s appointment of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain
7,177,619	71,947	30,373

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Exhibit No. and Description

3.1	Articles of Amendment to Restated Articles of Organization of the company, as filed with Massachusetts Secretary of State on May 18, 2007.

31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: August 8, 2007	By:	/s/ James A. Marcotte
James A. Marcotte

Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)