Form 10-Q
period 2007-09-30
ENTERPRISE BANCORP INC /MA/
filed 2007-11-09
CIK 1018399

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21021

Enterprise Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-3308902 (IRS Employer Identification No.)
222 Merrimack Street, Lowell, Massachusetts (Address of principal executive offices)	01852 (zip code)
(978) 459-9000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: October 31, 2007, Common Stock—Par Value $0.01; 7,862,322 shares outstanding

ENTERPRISE BANCORP, INC.

INDEX

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

(Dollars in thousands)	September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents:
Cash and due from banks	$29,500	$35,583
Short-term investments	3,542	15,304

Total cash and cash equivalents	33,042	50,887

Investment securities at fair value	147,391	131,540
Loans, less allowance for loan losses of $13,399 at September 30, 2007 and $12,940 at December 31, 2006	798,740	748,173
Premises and equipment	18,585	16,015
Accrued interest receivable	6,139	5,464
Deferred income taxes, net	6,590	6,861
Bank-owned life insurance	12,594	12,212
Prepaid expenses and other assets	2,910	1,976
Income taxes receivable	1,150	—
Core deposit intangible, net of amortization	376	475
Goodwill	5,656	5,656

Total assets	$1,033,173	$979,259

Liabilities and Stockholders' Equity
Liabilities
Deposits	$898,336	$867,522
Borrowed funds	30,402	15,105
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	6,399	6,567
Income taxes payable	—	92
Accrued interest payable	2,782	2,105

Total liabilities	948,744	902,216

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,860,818 and 7,722,288 shares issued and outstanding at September 30, 2007 and December 31, 2006 respectively	79	77
Additional paid-in capital	27,487	25,806
Retained earnings	56,421	51,127
Accumulated other comprehensive income	442	33

Total stockholders' equity	84,429	77,043

Total liabilities and stockholders' equity	$1,033,173	$979,259

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)
	2007	2006	2007	2006
Interest and dividend income:
Loans	$15,096	$13,991	$43,936	$39,802
Investment securities	1,463	1,510	4,151	4,558
Short-term investments	143	97	209	257

Total interest and dividend income	16,702	15,598	48,296	44,617

Interest expense:
Deposits	5,946	4,722	16,451	12,021
Borrowed funds	183	95	589	726
Junior subordinated debentures	294	294	883	883

Total interest expense	6,423	5,111	17,923	13,630

Net interest income	10,279	10,487	30,373	30,987
Provision for loan losses	215	375	350	892

Net interest income after provision for loan losses	10,064	10,112	30,023	30,095

Non-interest income:
Investment advisory fees	794	747	2,389	2,013
Deposit service fees	588	454	1,615	1,281
Bank-owned life insurance	152	158	448	240
Net gains on sales of investment securities	391	28	869	19
Gains on sales of loans	45	39	144	117
Other income	574	442	1,672	1,469

Total non-interest income	2,544	1,868	7,137	5,139

Non-interest expense:
Salaries and employee benefits	5,303	4,835	15,945	14,964
Occupancy expenses	1,520	1,539	4,873	4,474
Audit, legal and other professional fees	289	297	1,081	922
Advertising and public relations	259	326	816	955
Supplies and postage	222	235	704	636
Investment advisory and custodial expenses	132	130	384	364
Other operating expenses	867	730	2,273	2,251

Total non-interest expense	8,592	8,092	26,076	24,566

Income before income taxes	4,016	3,888	11,084	10,668
Income tax expense	1,393	1,437	3,921	3,979

Net income	$2,623	$2,451	$7,163	$6,689

Basic earnings per share	$0.33	$0.32	$0.92	$0.88

Diluted earnings per share	$0.33	$0.31	$0.91	$0.86

Basic weighted average common shares outstanding	7,846,563	7,691,407	7,797,682	7,644,641

Diluted weighted average common shares outstanding	7,921,918	7,840,578	7,899,919	7,811,668

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders' Equity
(unaudited)
Nine months ended September 30, 2007

(Dollars in thousands)	Common Stock	Additional Paid Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at December 31, 2006	$77	$25,806	$51,127		$33	$77,043
Comprehensive income
Net income			7,163	$7,163		7,163
Other comprehensive income, net				409	409	409

Total comprehensive income				$7,572

Tax benefit from exercise of stock options		11				11
Common stock dividend paid ($0.24 per share)			(1,869)			(1,869)
Common stock issued under dividend reinvestment plan	1	795				796
Stock-based compensation		485				485
Stock options exercised	1	390				391

Balance at September 30, 2007	$79	$27,487	$56,421		$442	$84,429

Disclosure of other comprehensive income:
Gross unrealized holding gains on securities arising during the period				$1,549
Income tax expense				(574)

Net unrealized holding gains, net of tax				975
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				869
Income tax expense				(303)

Reclassification adjustment, net of tax				566

Other comprehensive income, net of reclassification				$409

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$7,163	$6,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	892
Depreciation and amortization	1,875	1,910
Amortization of intangible assets	99	99
Stock-based compensation expense	442	347
Net gains on sales of investment securities	(869)	(19)
Gains on sales of loans	(144)	(117)
Income on bank-owned life insurance, net	(406)	(201)
(Increase) decrease in:
Loans held for sale	613	(273)
Accrued interest receivable	(675)	(727)
Prepaid expenses and other assets	(4)	433
Increase (decrease) in:
Accrued expenses and other liabilities	(195)	2,899
Accrued interest payable	677	1,261
Change in income taxes	44	(94)

Net cash provided by operating activities	8,970	13,099

Cash flows from investing activities:
Proceeds from sales of investment securities	6,722	8,569
Proceeds from maturities, calls and pay-downs of investment securities	13,721	15,744
Purchase of investment securities	(34,777)	(10,967)
Purchase of tax credits	(1,735)	—
Net increase in loans	(51,652)	(46,667)
Additions to premises and equipment, net	(4,558)	(4,137)
Proceeds from bank-owned life insurance policy withdrawals	24	1,901
Purchases of bank-owned life insurance	—	(9,897)

Net cash used in investing activities	(72,255)	(45,454)

Cash flows from financing activities:
Net increase in deposits	30,814	92,530
Net increase (decrease) in borrowed funds	15,297	(48,672)
Cash dividends paid	(1,869)	(1,603)
Proceeds from issuance of common stock	796	708
Proceeds from exercise of stock options	391	255
Tax benefit from exercise of stock options	11	20

Net cash provided by financing activities	45,440	43,238

Net (decrease)/increase in cash and cash equivalents	(17,845)	10,883
Cash and cash equivalents at beginning of period	50,887	38,381

Cash and cash equivalents at end of period	$33,042	$49,264

Supplemental financial data:
Cash Paid For:
Interest	$17,246	$12,369
Income taxes	3,869	4,053
Supplemental schedule of non-cash investing activity:
Transfer from loans to other real estate owned	$266	—

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(1)   Organization of Holding Company

        Enterprise Bancorp, Inc. (the "company") is a Massachusetts corporation organized at the direction of Enterprise Bank and Trust Company, (the "bank"), for the purpose of becoming the holding company for the bank. The bank, a Massachusetts trust company, has three wholly owned subsidiaries, Enterprise Insurance Services, LLC, Enterprise Investment Services, LLC, and Enterprise Security Corporation, organized for the purposes of engaging in insurance sales activities, offering non-deposit investment products and services and investing in equity securities on its own behalf and not as a broker, respectively.

        In October, 2007 the bank organized two additional wholly owned subsidiaries, Enterprise Security Corporation II and Enterprise Security Corporation III, established for the purpose of investing in securities and holding loans on its own behalf and not as a broker.

(2)   Basis of Presentation

        The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company's December 31, 2006 audited consolidated financial statements and notes thereto contained in the company's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. Interim results are not necessarily indicative of results to be expected for the entire year. The company has not changed its significant accounting and reporting policies from those disclosed in its 2006 annual report.

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

        As discussed in the company's 2006 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill. Refer to note 1 to the company's consolidated financial statements included in the company's 2006 Annual Report on Form 10-K for significant accounting policies.

(4)   Accounting for Uncertainty in Income Taxes

        In July, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 was adopted on January 1, 2007. The adoption of FIN 48 did not have a material impact on the company's financial position or results of operation.

        The company's policy is to classify interest resulting from underpayment of income taxes as income tax expense in the first period the interest would begin accruing according to the provisions of the relevant tax law. The company classifies penalties resulting from underpayment of income taxes as income tax expense in the period for which the company claims or expects to claim an uncertain tax position or in the period in which the company's judgment changes regarding an uncertain tax position.

        The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2007 or December 31, 2006. The Company's tax years beginning after December 31, 2003 are open to federal and state income tax examinations.

(5)   Stock-Based Compensation

        The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company's 2006 Annual Report on Form 10-K.

        Total stock-based compensation expense, which includes stock option awardsand restricted stock awards to officers and other employees, and director stock compensation in lieu of cash fees to directors, was $122 thousand and $95 thousand for the three months ended September 30, 2007 and 2006, respectively and $442 thousand and $347 thousand for the nine months ended September 30, 2007 and 2006, respectively.

        The company recognized stock-based compensation expense related to stock option awards of $75 thousand and $281 thousand for the three and nine months ended September 30, 2007, compared to $52 thousand and $191 thousand for the same periods in 2006. Stock-based compensation expense recognized in association with a restricted stock award amounted to $12 thousand for both the three month periods ended September 30, 2007 and 2006. The expense recognized in association with a restricted stock award for both the nine month periods ended September 30, 2007 and 2006 amounted to $37 thousand. Stock-based compensation expense related to Directors' election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $35 thousand and $124 thousand for the three and nine months ended September 30, 2007, compared to $31 thousand and $119 thousand for the same periods in 2006. In January 2007, 10,575 shares of common stock were issued to directors in lieu of cash fees related to 2006 annual directors' stock-based compensation expense of $167 thousand.

        There were no options granted during the three months ended September 30, 2007 or 2006. There were 127,600 stock option awards granted to employees during the nine months period ended September 30, 2007 and there were 9,000 options granted during the nine months ended September 30, 2006. The options become exercisable at the rate of 25% per year and provide for full vesting when the employee reaches age 62 while remaining employed with the bank. Options granted in 2007 expire seven years from the date of grant and options granted in 2006 expire eight years from the date of grant.

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

        Refer to note 9 to the consolidated financial statements "Stock Based Compensation Plans," contained in the company's 2006 Annual Report on Form 10-K for a description of the assumptions used in the valuation model.

(6)   Supplemental Retirement Plan

        The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the three months and nine months ended September 30, 2007 and September 30, 2006:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)
	2007	2006	2007	2006
Service Cost	$138	$135	$414	$404
Interest Cost	31	22	95	66

Net periodic benefit cost	$169	$157	$509	$470

        The company anticipates accruing an additional $169 thousand to the plan during the remainder of 2007.

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

        The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three and nine months ended September 30th and the effect of those shares on earnings:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic weighted average common shares outstanding	7,846,563	7,691,407	7,797,682	7,644,641
Dilutive shares	75,355	149,171	102,237	167,027

Diluted weighted average common shares outstanding	7,921,918	7,840,578	7,899,919	7,811,668

Basic earnings per share	$0.33	$0.32	$0.92	$0.88
Effect of dilutive shares	—	(0.01)	(0.01)	(0.02)

Diluted earnings per share	$0.33	$0.31	$0.91	$0.86

        At September 30, 2007, there were additional options outstanding to purchase up to 315,431 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company's common stock. These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(8)   Guarantees and Commitments

        Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans. The fair value of these commitments was estimated to be the fees charged to enter into similar agreements. The estimated fair value of these commitments carried on the balance sheet was $25 thousand and $52 thousand at September 30, 2007 and 2006, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

        Fixed and adjustable rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management strategy of the company, management may elect to sell or hold residential loan production for the company's portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments. The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates. At September 30, 2007, the estimated fair value of the company's derivative instruments was considered to be immaterial.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's discussion and analysis should be read in conjunction with the company's consolidated financial statements and notes thereto contained in this report and the company's 2006 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

        This report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as "anticipates", "believes", "expects", "intends", "may", "plans", "pursue", "views" and similar terms or expressions. Various statements contained in Item 2—"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3—"Quantitative and Qualitative Disclosures About Market Risk," including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company's future results. The following important factors, among others, could cause the company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company's competitive position within its market area and reduce demand for the company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company's assets and the availability of funding sources necessary to meet the company's liquidity needs; (vi) changes in technology could adversely impact the company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the company's financial results; (viii) changes in laws and regulations that apply to the company's business and operations could increase the company's regulatory compliance costs and adversely affect the company's business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the "FASB") or the Public Company Accounting Oversight Board could negatively impact the company's financial results. Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Composition of Earnings

        The company reported net income growth of 7% for the three months ended September 30, 2007 compared to the same quarter in the prior year. Net income for the current quarter amounted to $2.623 million compared to $2.451 million for the same period in 2006. Diluted earnings per share were $0.33 for the quarter compared to $0.31 for the same quarter in 2006, an increase of 6%.

        Net income for the nine months ended September 30, 2007 amounted to of $7.163 million compared to $6.689 million for the same period in 2006, an increase of 7%. Diluted earnings per share were $0.91 for the nine months ended September 30, 2007 compared to $0.86 for the same period in 2006, an increase of 6%.

        Net income growth resulted primarily from an increase in non-interest income and a decrease in the provision for loan losses, partially offset by an increase in non-interest expense and a decrease in net interest income. The company's earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin. Over the past two years, the flat interest rate environment has negatively impacted margins and challenged earnings growth for the banking industry. At Enterprise Bancorp, Inc., this environment has contributed to a decline in low cost deposit balances and continued pressure on the company's net interest margin from rising funding costs.

Quarter-to-date

        Net interest income for the quarter ended September 30, 2007 amounted to $10.3 million, representing a $208 thousand, or 2%, decrease from the same period in 2006. The decline was primarily due to an increase in interest expense, resulting from the shift in funding mix from lower-costing deposits to higher-costing alternatives, partially offset by an increase in interest income primarily due to loan growth.

        Net interest margin was 4.40% for the quarter ended September 30, 2007 compared to 4.51% and 4.76% for the quarters ended June 30, 2007 and September 30, 2006, respectively. The decrease in net interest margin resulted from both the flat yield curve and a highly-competitive marketplace as more rate-conscious customers continued to pursue higher yielding products.

        Non-interest income was $2.5 million for the quarter ended September 30, 2007, an increase of $676 thousand, or 36%, over the same period in 2006. The growth resulted primarily from increases of $363 thousand in gains on sales of securities, $134 thousand in deposit-service fees and $132 thousand primarily in other income.

        Non-interest expense amounted to $8.6 million for the quarter ended September 30, 2007 compared to $8.1 million for the same period in 2006, an increase of 6%. The increase was due to the company's growth and was predominantly in compensation-related costs.

        The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $215 thousand for the quarter ended September 30, 2007 compared to $375 thousand in the third quarter of 2006. The reduced provision reflects continued favorable asset quality, as evidenced by net recoveries of $67 thousand during the current quarter. The allowance for loan losses to total loans ratio was 1.65% at September 30, 2007 and June 30, 2007 compared to 1.70% at December 31, 2006.

Year-to-date

        Similar to the quarter-to-date results, the year-to-date net interest income and margin were also negatively impacted by the shift in funding mix to higher costing alternatives, which was partially offset by the results of loan growth over the period.

        Net interest income for the nine months ended September 30, 2007 amounted to $30.4 million, a $614 thousand, or 2%, decrease from the same period in 2006. Net interest margin was 4.50% for the nine months ended September 30, 2007 compared to 4.79% for the same period ended September 30, 2006.

        Non-interest income was $7.1 million for the nine months ended September 30, 2007, an increase of $2.0 million, or 39%, over the same period in 2006. The growth resulted primarily from an increase of $850 thousand in gains on sales of securities, which occurred mainly in the second and third quarters of 2007, and from increases of $376 thousand in investment advisory fees, $334 thousand in deposit-service fees, and $208 thousand in bank-owned life insurance income.

        Non-interest expense amounted to $26.1 million for the nine months ended September 30, 2007, an increase of 6% compared to the same period in 2006. The year-to-date increases were predominantly in occupancy and compensation-related costs which supports the company's growth.

        The provision for loan losses for the nine months ended September 30, 2007 amounted to $350 thousand compared to $892 thousand for the same period in 2006, a decrease of $542 thousand. As noted above, the reduced provision reflects continued favorable asset quality during the period. Net recoveries amounted to $109 thousand for the nine months ended September 30, 2007, compared to net charge-offs of $221 thousand in the prior year-to-date period.

Sources and Uses of Funds

        The company's primary sources of funds are deposits, brokered certificates of deposit ("brokered CD's"), borrowings from the Federal Home Loan Bank of Boston (the "FHLB"), repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on investment securities and loans. The company uses funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

        Total assets amounted to $1.033 billion at September 30, 2007, an increase of 6% since December 31, 2006. The company's core asset strategy is to grow loans, primarily commercial loans. Total loans increased 7% since December 31, 2006 and amounted to $812.1 million, or 79% of total assets. Commercial loans amounted to $688.7 million, or 85% of total loans.

        The investment portfolio is the other key component of the company's earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company's asset-liability position. Total investments amounted to $147.4 million at September 30, 2007, or 14% of total assets, and have increased $15.9 million since December 31, 2006.

        Management's preferred strategy for funding assets growth is through low cost deposits (comprised of demand deposit accounts, interest checking, business checking accounts and traditional savings accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit, money market accounts and "investment" savings products), brokered CD's, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.

        The current rate environment has continued to impact the company's ability to generate growth in lower costing deposits and therefore the company has continued to utilize brokered CD's and FHLB borrowings as alternative funding sources to support asset growth.

        At September 30, 2007, total deposits, which included brokered CDs, amounted to $898.3 million, representing 4% growth over December 31, 2006. Total deposits, excluding brokered CDs, increased 0.7% since December 31, 2006. Lower costing deposits declined by $27.1 million, or 6%, since December 31, 2006. Lower costing deposits represented 45% and 49% of total deposits at September 30, 2007 and December 31, 2006.

        At September 30, 2007, the company had $90.0 million in brokered CDs and $27.3 million in FHLB borrowings compared to $64.9 million in brokered CDs and $10.3 million in FHLB borrowings at December 31, 2006.

Opportunities and Risks

        Management remains committed to a long-term strategy of geographic market expansion and commercial banking growth. The company's primary market is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management recognizes that substantial competition exists in the marketplace and views this as a key business risk. Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, as well as the products offered by non-bank financial services competitors.

        Management continually strives to differentiate the company and provide a unique customer experience through highly competitive commercial banking, investment, and insurance products delivered through consistent, responsive and personal service based on an understanding of the financial service needs of its customers. Management believes the company's business model, strong service culture, skilled management team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area.

        Despite these competitive challenges, the company has been successful in growing its commercial banking base. Management believes this growth is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations; its fifteenth branch facility is currently under construction in the city of Methuen, Massachusetts and is anticipated to open in the spring of 2008. The company continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company's operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

        In addition to competition and growth, the company's significant challenges continue to be the effective management of interest rate, credit and operational risk.

        The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as "interest rate risk" and is reviewed in more detail in Item 3, "Quantitative and Qualitative Disclosures About Market Risk."

        The risk of loss due to customers' non-payment of a loan or line of credit is called "credit risk." Credit risk management is reviewed below in this Item 2 under the heading "Asset Quality and the Allowance for Loan Losses."

        Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the company's risk management process, particularly as it relates to technology administration, information security, and business continuity.

        Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitor and safeguard information on its operating systems and that of third party service providers. The company contracts with outside parties to perform a broad scope of both internal and external security assessments on the company's systems on a regular basis. These third parties test the company's network configuration and security controls, and assess internal practices aimed at protecting the company's operating systems. In addition, the company contracts with an outside service provider to monitor usage patterns and identify unusual activity on bank issued debit/ATM cards. The company also utilizes firewall technology and an intrusion detection system to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company's information systems.

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

Financial Condition

        Total assets increased $53.9 million, or 6%, over December 31, 2006, to $1.033 billion at September 30, 2007. The increase was primarily attributable to increases in total loans.

Short-term investments

        As of September 30, 2007, short-term investments amounted to $3.5 million compared to $15.3 million at December 31, 2006. Short-term investments carried as cash equivalents consisted of overnight federal funds sold and money market mutual funds. The balance of these investments will fluctuate depending on the short-term deposit inflows and the immediate liquidity needs of the company.

Investments

        At both September 30, 2007 and December 31, 2006, all investment securities (other than FHLB stock) were classified as available for sale and carried at fair value. As of September 30, 2007, the carrying amount of the investment portfolio increased $15.9 million compared to December 31, 2006. The fair market value of the investment portfolio represented 14% of total assets at September 30, 2007 as compared to 13% at December 31, 2006.

        During the nine months ended September 30, 2007, the company sold $5.9 million of investments, primarily comprised of equity securities, based on management's decision to take advantage of certain investment opportunities and to reallocate funds within the equity portfolio. In addition, during this period, the company received $13.7 million in principal paydowns, calls and maturities on the bond portfolio. The proceeds generated by both portfolios were reinvested during the period and, along with additional funds, were utilized to fund total purchases of $34.8 million.

        The net unrealized gain on the portfolio at September 30, 2007 was $517 thousand compared to a net unrealized loss of $163 thousand at December 31, 2006. The net unrealized gain or loss in the company's fixed income portfolio fluctuates as interest rates rise and fall. Due to the fixed rate nature of this portfolio, as rates fall the value of the portfolio rises, and as rates rise, the value of the portfolio declines. The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity. The net unrealized gain or loss on equity securities will change based on changes in the market value of the individual securities and mutual funds in the portfolio. Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

        The following table summarizes the fair market value of investments by certain categories at the dates indicated and the percentage of each category to total investments:

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$12,464	8.4%	$10,405	7.9%	$15,272	10.7%
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	63,463	43.1%	61,431	46.7%	64,295	45.0%
Municipal securities	57,439	39.0%	48,762	37.1%	54,830	38.3%

Available-for-sale fixed income securities	133,366	90.5%	120,598	91.7%	134,397	94.0%
Equity securities	11,369	7.7%	8,481	6.4%	6,684	4.7%
Federal Home Loan Bank stock(2)	2,656	1.8%	1,428	1.1%	840	0.6%
Certificates of deposit	—	—	1,033	0.8%	1,015	0.7%

Total investments	$147,391	100.0%	$131,540	100.0%	$142,936	100.0%

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

        From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits. The fair value of securities pledged as collateral was $24.7 million and $27.1 million at September 30, 2007 and December 31, 2006 respectively. In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $53.6 million and $46.2 million at September 30, 2007 and December 31, 2006 respectively.

Loans

        The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company's primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies. Loans made by the company to businesses include commercial mortgage loans, construction loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit. The company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit and mortgage loans on investment and vacation properties. Fixed and adjustable rate residential mortgage loans are generally originated using underwriting standards and standard documentation allowing their sale in the secondary market.

        The company has not and does not intend to originate mortgage loans that are considered "sub-prime".

        Total loans were $812.1 million at September 30, 2007, an increase of $51.0 million, or 7%, compared to December 31, 2006. Total loans represented 79% of total assets at September 30, 2007 as compared to 78% at December 31, 2006.

        The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$396,102	48.7%	$368,621	48.3%	$356,290	47.7%
Commercial and industrial	181,949	22.4%	164,865	21.6%	162,375	21.7%
Commercial construction	110,640	13.6%	114,078	15.0%	118,129	15.8%

Total Commercial loans	$688,691	84.7%	$647,564	84.9%	$636,794	85.2%
Residential mortgages	71,859	8.8%	61,854	8.1%	59,415	7.9%
Residential construction	3,697	0.5%	3,981	0.5%	4,390	0.6%
Home equity	44,279	5.4%	44,038	5.8%	42,274	5.6%
Consumer	4,719	0.6%	4,307	0.6%	4,241	0.6%
Loans held for sale	80	0.0%	549	0.1%	657	0.1%

Gross loans	$813,325	100.0%	$762,293	100.0%	$747,771	100.0%

Deferred fees, net	(1,186)		(1,180)		(1,209)

Total loans	812,139		761,113		746,562
Allowance for loan losses	(13,399)		(12,940)		(12,721)

Net loans	$798,740		$748,173		$733,841

        Commercial real estate loans increased $27.5 million, or 7% from December 31, 2006 to September 30, 2007. Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

        Commercial and industrial loans increased $17.1 million, or 10% since December 31, 2006. Commercial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, revolving lines of credit and loans under various U.S. Small Business Administration programs. These commercial credits may be unsecured loans or lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrower.

        Commercial construction loans decreased $3.4 million, or 3% compared to December 31, 2006. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

        At September 30, 2007, the company had commercial loan balances participated out to various banks amounting to $6.5 million, compared to $8.2 million at December 31, 2006. These balances participated out to other institutions are not carried as assets on the company's financial statements. Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company's pro rata share of ownership and amounted to $14.5 million and $18.3 million at September 30, 2007 and December 31, 2006, respectively. The company performs an independent credit analysis of each commitment prior to participation in any loan.

        Loans designated as qualified collateral for FHLB borrowing capacity amounted to $164.0 million and $42.5 million at September 30, 2007 and December 31, 2006, respectively. The increase since December was due to the company's pledge of selected commercial real estate, home equity and multi-family loans as collateral in January 2007, in order to increase its FHLB borrowing capacity. Subsequent to September 30, 2007, the company pledged an additional $57.5 million of commercial real estate loans to further increase its FHLB borrowing capacity by approximately $29 million.

Asset Quality and the Allowance for Loan Losses

        The company's credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions and trends, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers' management teams.

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

        In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio, some of which are outlined above. There were no significant changes in credit quality, the company's underwriting, or the allowance assessment methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

        The allowance for loan losses to total loans ratio was 1.65% at September 30, 2007 and June 30, 2007 compared to 1.70% at December 31, 2006. Based on the foregoing, as well as management's judgment as to the risks inherent in the loan portfolio, the company's allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of September 30, 2007.

        The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Non-accrual loans	$3,526	$1,785	$1,966
Accruing loans > 90 days past due	4	7	10

Total non-performing loans	3,530	1,792	1,976
Other real estate owned	266	—	—

Total non-performing assets	$3,796	$1,792	$1,976

Total Loans	$812,139	$761,113	$746,562
Allowance for loan losses	$13,399	$12,940	$12,721
Allowance for loan losses: Non-performing loans	379.58%	722.10%	643.78%
Non-performing loans: Total loans	0.43%	0.24%	0.26%
Non-performing assets: Total assets	0.37%	0.18%	0.20%
Loans 60-89 days past due: Total loans	0.10%	0.13%	0.02%
Allowance for loan losses: Total loans	1.65%	1.70%	1.70%

        The ratio of non-performing loans to total loans increased to 0.43% as of September 30, 2007, compared to 0.24% and 0.26% at December 31, 2006 and September 30, 2006, respectively. The increase since December was primarily due to four relationships added to non-accrual status during the period amounting to approximately $1.6 million, or 0.21% of total loans at September 30, 2007.    Management does not consider the increase since December to be indicative of deterioration in the credit quality of the general loan portfolio.

        Total non-performing assets at September 30, 2007, December 31, 2006 and September 30, 2006, represented 0.37%, 0.18% and 0.20% of total assets at those respective dates. The increase since December 2006 was mainly due to the addition of the four relationships referred to above.

        Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans. The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114. Total impaired loans were $3.7 million at September 30, 2007 compared to $1.8 million and $1.9 million at December 31, 2006 and September 30, 2006, respectively. The increase since December 2006 was mainly due to the addition of the four relationships referred to above.

        The ratio of delinquent loans 60-89 days past due, but still accruing, as a percentage of total loans was 0.10% at September 30, 2007, compared to 0.13% at December 31, 2006 and 0.02% at September 30, 2006.

        General non-performing statistics have trended slightly upward since 2006, however, non-performing loans at December 31, 2006 represented a historically low level. Overall, non-performing assets are still considered to be at low levels and the credit quality of the portfolio is considered favorable at September 30, 2007.

        Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company's market area or deterioration in the local, regional or national economic conditions could negatively impact the company's level of non-performing assets in the future.

        The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)
	2007	2006
Balance at beginning of year	$12,940	$12,050
Charged off	(131)	(420)
Recovered	240	199

Net loans recovered/(charged off)	109	(221)
Provision charged to operations	350	892

Balance at September 30	$13,399	$12,721

Annualized net loans recovered/(charged off): Average loans outstanding	0.02%	(0.04)%

        The provision reflects management's estimate of loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period. The reduced provision in 2007 reflects net recoveries, the level of loan growth and the continued favorable asset quality during the period.

Deposits

        Total deposits amounted to $898.3 million at September 30, 2007 compared to $867.5 million at December 31, 2006. The increase of $30.8 million, or 4%, primarily resulted from an increase in brokered CDs of $25.1 million. Excluding brokered CD's, deposits increased 0.7% since December 31, 2006.

        The highly-competitive marketplace and the flat rate environment contributed to a net decline in lower costing deposit products, comprised of demand deposit accounts, interest checking, business checking accounts and traditional savings accounts, of $27.1 million, or 6%, since December 31, 2006. While over this same time period, higher costing deposits comprised of money market accounts and "investment" savings accounts and CD's have increased by $32.9 million, or 9%. In addition, in order to sustain loan growth, the company has continued to strategically utilize alternative funding sources such as higher costing brokered CD's and FHLB advances.

        The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Demand	$170,281	19.0%	$169,910	19.6%	$168,289	19.4%
Interest bearing checking	156,487	17.4%	179,533	20.7%	164,258	18.9%

Total checking	326,768	36.4%	349,443	40.3%	332,547	38.3%
Retail savings/money markets	142,119	15.8%	141,202	16.3%	134,412	15.5%
Commercial savings/money markets	138,791	15.5%	125,584	14.5%	136,416	15.7%

Total savings/money markets	280,910	31.3%	266,786	30.8%	270,828	31.2%
Certificates of deposit	200,648	22.3%	186,349	21.4%	180,955	20.9%

Total non-brokered deposits	808,326	90.0%	802,578	92.5%	784,330	90.4%
Brokered certificates of deposit	90,010	10.0%	64,944	7.5%	83,587	9.6%

Total deposits	$898,336	100.0%	$867,522	100.0%	$867,917	100.0%

Borrowed Funds

        Borrowed funds, consisting of securities sold under agreements to repurchase ("repurchase agreements") and FHLB borrowings, increased $15.3 million, or 101%, at September 30, 2007 compared to December 31, 2006. Repurchase agreements declined by $1.8 million, while FHLB borrowings increased by $17.1 million since December 31, 2006. As noted above, in order to fund loan growth, the company has continued to strategically utilize wholesale funding including both brokered CDs and FHLB advances.

        The following table summarizes borrowed funds at the dates indicated and the percentage of each category to total borrowed funds:

	September 30, 2007		December 31, 2006		September 30, 2006
(Dollars in thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Repurchase agreements	$3,070	10.1%	$4,835	32.0%	$6,697	67.2%
FHLB borrowings	27,332	89.9%	10,270	68.0%	3,270	32.8%

Total borrowed funds	$30,402	100.0%	$15,105	100.0%	$9,967	100.0%

        At September 30, 2007, the bank had the capacity to borrow additional funds from the FHLB of up to $114.9 million. Subsequent to September 30, 2007, the company pledged additional collateral to the FHLB, increasing its borrowing capacity by approximately $29 million. Management believes that the company has adequate liquidity to meet its commitments.

Liquidity

        Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity policies are set and monitored by the company's Asset-Liability Committee of the Board of Directors. The company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity in the brokered CD market and at the FHLB.

        The company's asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.

        The company funds earning assets primarily with deposits, brokered CDs, repurchase agreements, FHLB borrowings, commercial lines of credit, junior subordinated debentures and earnings.

Capital Resources

        As of September 30, 2007, both the company and the bank qualify as "well capitalized" under applicable regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

        The company's actual capital amounts and ratios are presented as of September 30, 2007 in the table below. The bank's capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

			Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
	Actual
(Dollars in thousands)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$98,875	11.46%	$69,001	8.00%	$86,251	10.00%
Tier 1 Capital (to risk weighted assets)	87,685	10.17%	34,500	4.00%	51,751	6.00%
Tier 1 Capital (to average assets)	87,685	8.77%	39,999	4.00%	49,999*	5.00%*

*
This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank. For the bank to qualify as "well capitalized", it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

        The company maintains a dividend reinvestment plan (the "DRP"). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company's common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shareholders utilized the DRP to invest $796 thousand of the $1.9 million cash dividends paid through September 30, 2007, into 51,425 shares of the company's common stock.

        On October 16, 2007, the company announced a quarterly dividend of $0.08 per share to be paid on December 3, 2007 to shareholders of record as of November 12, 2007. The quarterly dividend represents a 14% increase over the 2006 dividend rate.

Results of Operations
Three Months Ended September 30, 2007 vs. three Months Ended September 30, 2006

        Unless otherwise indicated, the reported results are for the three months ended September 30, 2007 with the "comparable period" and "prior period" being the three months ended September 30, 2006.

        The company reported third quarter 2007 net income of $2.623 million compared to $2.451 million during the third quarter of the prior year, an increase of 7%. Diluted earnings per common share were $0.33 for the quarter compared to $0.31 for the prior period, an increase of 6%.

Net Interest Income

        The company's net interest income was $10.3 million for the three months ended September 30, 2007, a decrease of $208 thousand, or 2%, compared to $10.5 million for the prior period. Total interest and dividend income for the 2007 period increased by $1.1 million, while total interest expense increased by $1.3 million over the prior period.

Net Interest Margin

        Tax equivalent net interest margin decreased to 4.40% for the quarter ending September 30, 2007 from 4.76% in the prior year. The 36 basis point decrease was primarily due to an increase of 44 basis points in the total cost of funds, partially offset by a 5 basis point increase in the yield on interest earning assets. The increase in cost of funds was due to the increase in market interest rates during the period as well as a shift in the funding mix from lower-costing deposits to higher-costing alternatives.

Interest Income

        Total interest income amounted to $16.7 million, an increase of $1.1 million, or 7%, compared to $15.6 million in the prior period. The increase resulted primarily from a $57.3 million, or 6%, increase in the average balance of interest earning assets, primarily loans.

        Average loan balances increased $56.9 million, or 8%, compared to the prior period, and amounted to $798.7 million for the three months ended September 30, 2007, while average investments balances remained relatively flat, amounting to $154.0 million compared to $153.5 million in the prior period.

        Interest income on loans amounted to $15.1 million, an increase of $1.1 million compared to the same period in the prior year, due primarily to growth in average balances and to a lesser degree to the increase in rates. The average yield on loans for the three months ended September 30, 2007 was 7.50% compared to 7.48% in the prior period.

        Interest income on investments was flat at $1.6 million for both the three month periods ended September 30, 2007 and 2006. The average yield on investments was 4.89% compared to 4.82% in the prior period due to the increase in market interest rates.

Interest Expense

        Interest expense amounted to $6.4 million, an increase of $1.3 million compared to the prior period. The increase resulted primarily from an increase in the average cost of funds and to a lesser extent an increase in the average balance of total funding sources. The average cost of total funds (deposits, borrowed funds and debentures) increased 44 basis points to 2.76% compared to 2.32% in the comparable period. This increase in total cost of funds was primarily due to the increased market rates and the shift in funding mix from lower costing deposits to higher costing certificates of deposit and borrowings. Overall the average balance of total funding sources increased 6% over the prior period.

        Interest expense on interest checking, savings and money market accounts increased $458 thousand over the comparable period, to $2.3 million. This increase resulted from a 42 basis point increase in the average cost of these accounts to 2.12%, due to higher market interest rates. The three month average balance of these products increased $1.9 million over the comparable period.

        Interest expense on certificates of deposit ("CDs") increased $766 thousand over the comparable period, to $3.6 million. The average balance of CDs increased $39.7 million, or 15%, over the comparable period to $301.4 million. The increase in the average CD balances resulted from a $20.9 million, or 25%, increase in the average balance of brokered CDs and an $18.8 million, or 10%, increase in internally generated CD growth. The average cost of CDs was 4.80%, an increase of 43 basis points over the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

        Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $88 thousand compared to the same period last year. The average balance of borrowed funds, primarily FHLB borrowings, increased $7.2 million to $14.5 million as the FHLB provided a cost effective short-term funding alternative towards the end of the current quarter. The average cost of borrowed funds decreased 16 basis points to 5.00%, due to this recent decrease in FHLB interest rates.

        The average balance of non-interest bearing demand deposits remained relatively consistent at approximately $166 million and represented 18% and 19% of total average funding for the three months ended September 30, 2007 and 2006, respectively.

        The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2007 and September 30, 2006, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006			Changes due to
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Total	Volume	Rate	Rate/ Volume
Assets:
Loans(1)	$798,679	$15,096	7.50%	$741,793	$13,991	7.48%	$1,105	$1,073	$37	$(5)
Investments(2)(3)	153,983	1,606	4.89%	153,530	1,607	4.82%	(1)	5	27	(33)

Total interest earnings assets	952,662	16,702	7.08%	895,323	15,598	7.03%	1,104	1,078	64	(38)

Other assets	62,778			58,690

Total assets	$1,015,440			$954,013

Liabilities and stockholders' equity:
Int chkg, savings and money market	$430,481	2,299	2.12%	$428,550	1,841	1.70%.	458	8	454	(4)
Certificates of deposit(4)	301,360	3,647	4.80%	261,706	2,881	4.37%	766	437	284	45
Borrowed funds	14,532	183	5.00%	7,301	95	5.16%	88	94	(3)	(3)
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%	—	—	—	—

Total interest-bearing funding sources	757,198	6,423	3.37%	708,382	5,111	2.86%	1,312	539	735	38

Net interest rate spread(2)			3.71%			4.17%
Demand deposits	166,130	—		166,519	—

Total funding sources	923,328	6,423	2.76%	874,901	5,111	2.32%
Other liabilities	9,593			6,862

Total liabilities	932,921			881,763
Stockholders' equity	82,519			72,250

Total liabilities and stockholders' equity	$1,015,440			$954,013

Net interest income		$10,279			$10,487		$(208)	$539	$(671)	$(76)

Net interest margin (2)			4.40%			4.76%

(1)
Average loans include non-accrual loans and are net of average deferred loan fees.

(2)
Average investment balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which was not included in the interest amount above, was $278 and $241 for the periods ended September 30, 2007 and September 30, 2006, respectively.

(3)
Investments include investment securities and total short-term investments.

(4)
Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

        The provision for loan losses was $215 thousand for the three month period ended September 30, 2007 compared to $375 thousand for the prior period. The reduced provision reflects the continued favorable asset quality during the period, net recoveries, and the level of loan growth. The provision reflects management's estimate of loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

        There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2006. The provision for loan losses is a significant factor in the company's operating results.

        For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Financial Condition—Asset Quality and the Allowance for Loan Losses" above and "Risk Elements/Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 2006 Annual Report on Form 10-K.

Non-Interest Income

        Non-interest income increased $676 thousand, or 36%, to $2.5 million. The increase was primarily attributable to increases in, gains on security sales, deposit-service fees, and the other income category.

        Net gains on sales of investment securities amounted to $391 thousand for the three months ended September 30, 2007, compared to net gains of $28 thousand in the prior period. The realized gains in the current period resulted from sales of $1.7 million in the equity portfolio based on management's decision to take advantage of certain investment opportunities and the asset/liability repositioning during this period.

        Deposit-service fees increased by $134 thousand, or 30%, over the prior period due to an increase in transaction activity on commercial deposit accounts and overdraft fee income.

        Other income increased by $132 thousand over the comparable period primarily due to increases in other fee income related to loans fees, ATM/Debit card network fees and check printing fees and income on purchased tax credits.

Non-Interest Expense

        Non-interest expense increased $500 thousand, or 6%, compared to the prior period and amounted to $8.6 million for the three months ended September 30, 2007. The increase was primarily attributable to increases in salaries and employee benefits necessary to support the company growth.

        Salaries and employee benefits increased $468 thousand, or 10% over the comparable period, amounting to $5.3 million for the three months ended September 30, 2007. The increase was primarily due to reductions made in the prior period related to performance-based incentive compensation accruals and to a lesser extent from increases in staffing necessary to support the company's strategic growth initiatives and salary adjustments.

Results of Operations
Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006

        Unless otherwise indicated, the reported results are for the nine months ended September 30, 2007 with the "comparable period" and "prior year" being the six months ended September 30, 2006.

        The company reported net income of $7.163 million for the nine months ended September 30, 2007 compared to $6.689 million in the prior year, an increase of 7%. Diluted earnings per common share were $0.91 for the nine months ended September 30, 2007 compared to $0.86 for the prior year, an increase of 6%.

Net Interest Income

        The company's net interest income was $30.4 million for the nine months ended September 30, 2007, a decrease of $614 thousand compared to $31.0 million for the prior year. Total interest and dividend income for the 2007 period increased by $3.7 million, while total interest expense increased by $4.3 million over the prior year.

Net Interest Margin

        Tax equivalent net interest margin decreased to 4.50% for the period ended September 30, 2007 from 4.79% in the prior year. The 29 basis point decrease was primarily due to an increase of 54 basis points in the total cost of funds, partially offset by an increase in the yield on interest earning assets of 24 basis points. The basis point increases were primarily due to increases in market interest rates. In addition, a shift in the funding mix from lower-costing deposits to higher-costing certificates of deposit also contributed to the increase in cost of funds.

Interest Income

        Interest income amounted to $48.3 million, an increase of $3.7 million, or 8%, compared to $44.6 million in the prior year. The increase resulted primarily from a $40.5 million, or 5%, increase in the average balance of interest earning assets and, to a lesser extent, a 24 basis point increase in the average tax equivalent yield on interest earning assets, due to the higher market interest rates during the period.

        Average loan balances increased $57.5 million, or 8%, compared to the prior year, and amounted to $783.8 million, while the average balance of investments decreased by $17.0 million, or 11%, to $141.3 million for the nine months ended September 30, 2007. The decline in average investment balances in the current period was due to sales of $11 million in the fourth quarter of 2006 as well as the paydowns, calls, maturities and sales over the past nine months which were partially offset by investment purchases over that time.

        This shift in average balances from lower yielding investments into higher yielding loans, coupled with the higher market interest rates over the period, resulted in the 24 basis point increase in the average tax equivalent yield on interest earning assets to 7.09%, with loan yields increasing 16 basis points to 7.49% and the tax equivalent yield realized on investments increasing 16 basis points to 4.83%. These yield increases were due to loan growth and loans repricing at the higher market rates, the sales of lower yielding securities in the fourth quarter of 2006, as well as the investments purchased in 2007 at higher market rates.

        Total interest income on loans amounted to $43.9 million, an increase of $4.1 million over the comparable period, due primarily to growth in average balances and to a lesser degree to the increase in market rates. Total investment income amounted to $4.4 million, a decrease of $455 thousand compared to the prior year, due primarily to the decrease in the average investment balances, partially offset by an increase in rates.

Interest Expense

        Interest expense amounted to $17.9 million, an increase of $4.3 million compared to the prior year. The increase resulted primarily from an increase in the average cost of total funds, and to a lesser extent an increase in the average balance of total funding sources. The average cost of total funds increased 54 basis points to 2.66% compared to 2.12% in the comparable period. This increase in total cost of funds was primarily due to the increased market interest rates and the shift in funding mix from lower costing deposits to higher costing certificates of deposits. Overall the average balance of total funding sources increased 4% over the prior year.

        Interest expense on interest checking, savings and money market accounts increased $1.1 million over the comparable period, to $6.3 million. This increase resulted from a 39 basis point increase in the average cost of these accounts to 1.99%, due to higher market interest rates. This increase in interest expense was partially offset by a reduction in the average balance of these accounts of $12.9 million, to $424.2 million for the nine month period ended September 30, 2007.

        Interest expense on certificates of deposit increased $3.3 million over the comparable period, to $10.1 million. The average balance of CDs increased $58.9 million, or 26%, over the comparable period to $286.7 million. The increase in the average CD balance resulted from a $35.0 million, or 60%, increase in the average balance of brokered CDs that the company utilized as an alternative to FHLB borrowings in the early half of the period, and a $23.9 million, or 14%, increase in internally generated CD growth. The average cost of CDs was 4.72%, an increase of 73 basis points over the comparable period in the prior year, due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

        Interest expense on borrowed funds decreased $137 thousand over the same period last year. The average balance of borrowed funds, primarily FHLB borrowings, decreased $6.1 million to $15.2 million. The average cost of borrowed funds increased 62 basis points to 5.17%, due to an increase in market interest rates since the prior year.

        The average balance of non-interest bearing demand deposits remained relatively consistent at $162.9 million and $164.4 million, and represented 18% and 19% of total average deposits and borrowings for the nine months ended September 30, 2007 and 2006, respectively.

        The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2007 and September 30, 2006, respectively. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006			Changes due to
(Dollars in thousands)	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield	Total	Volume	Rate	Rate/ Volume
Assets:
Loans(1)	$783,812	$43,936	7.49%	$726,263	$39,802	7.33%	$4,134	$3,155	$869	$110
Investments(2)(3)	141,277	4,360	4.83%	158,277	4,815	4.67%	(455)	(595)	190	(50)

Total interest earnings assets	925,089	48,296	7.09%	884,540	44,617	6.85%	3,679	2,560	1,059	60

Other assets	63,980			53,797

Total assets	$989,069			$938,337

Liabilities and stockholders' equity:
Int chkg, savings and money market	$424,210	6,328	1.99%	$437,068	5,223	1.60%	1,105	(154)	1,275	(16)
Certificates of deposit(4)	286,701	10,123	4.72%	227,780	6,798	3.99%	3,325	1,758	1,244	323
Borrowed funds	15,239	589	5.17%	21,335	726	4.55%	(137)	(207)	99	(29)
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%	—	—	—	—

Total interest-bearing funding sources	736,975	17,923	3.25%	697,008	13,630	2.61%	4,293	1,397	2,618	278

Net interest rate spread(2)			3.84%			4.24%
Demand deposits	162,907	—		164,383	—

Total funding sources	899,882	17,923	2.66%	861,391	13,630	2.12%
Other liabilities	8,829			6,581

Total liabilities	908,711			867,972
Stockholders' equity	80,358			70,365

Total liabilities and stockholders' equity	$989,069			$938,337

Net interest income		$30,373			$30,987		$(614)	$1,163	$(1,559)	$(218)

Net interest margin(2)			4.50%			4.79%

(1)
Average loans include non-accrual loans and are net of average deferred loan fees.

(2)
Average balances are presented at average amortized cost and average interest rates are presented on a tax equivalent basis. The tax equivalent effect, which was not included in the interest amount above, was $758 and $725 for the periods ended September 30, 2007 and September 30, 2006, respectively.

(3)
Investments include investment securities and short-term investments.

(4)
Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

        The provision for loan losses was $350 thousand for the nine months ended September 30, 2007 compared to $892 thousand for the same period in the prior year. The reduced provision reflects the continued favorable asset quality during the period, net recoveries and the level of loan growth. The provision reflects management's estimate of loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

        There have been no material changes to the company's allowance for loan loss methodology used to estimate loan loss exposure as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2006. The provision for loan losses is a significant factor in the company's operating results.

        For further discussion regarding the provision for loan losses and management's assessment of the adequacy of the allowance for loan losses see "Financial Condition—Asset Quality and the Allowance for Loan Losses" above and "Risk Elements/Asset Quality" and "Allowance for Loan Losses" in the Financial Condition section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's 2006 Annual Report on Form 10-K.

Non-Interest Income

        Non-interest income increased $2.0 million, or 39%, to $7.1 million. The increase was primarily attributable to increases in gains on security sales, investment advisory fees, bank-owned life insurance income and deposit-service fees.

        Net gains on sales of investment securities amounted to $869 thousand for the nine months ended September 30, 2007, compared to net gains of $19 thousand in the comparable year. The realized gains in the current year resulted from sales of $5.9 million, primarily in the equity portfolio, which occurred mainly in the second and third quarters of the year, based on management's decision to take advantage of certain investment opportunities and the asset/liability repositioning during this period.

        Investment advisory fees increased by $376 thousand, or 19%, for the nine months ended September 30, 2007 compared to the same period in 2006. The change resulted from new business generated and increases in the value of the portfolio due to increases in market values.

        Deposit-service fees increased by $334 thousand, or 26%, over the prior year due to an increase in transaction activity on commercial deposit accounts and overdraft fee income.

        Bank-owned life insurance income increased by $208 thousand, or 87%, over the prior year due to income on additional policies purchased the second quarter of 2006.

Non-Interest Expense

        Non-interest expense increased $1.5 million, or 6%, compared to the prior year and amounted to $26.1 million for the period ended September 30, 2007. The increase was primarily attributable to increases in salaries and employee benefits, occupancy costs and other professional fees.

        Salaries and employee benefits increased $981 thousand, or 7%, compared to the prior year, amounting to $15.9 million for the nine months ended September 30, 2007. The increase primarily resulted from staffing increases necessary to support the company's strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, and employee stock compensation expense.

        Occupancy expense increased by $399 thousand, or 9%, to $4.9 million primarily due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the company's growth and strategic initiatives.

        Audit, Legal and other professional fees increased by $159 thousand, or 17%, to $1.1 million primarily due to professional fees associated with a bank-wide efficiency initiative which began during the second quarter of 2007.

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

        As discussed in the company's 2006 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill. Refer to note 1 to the company's consolidated financial statements included in the company's 2006 Annual Report on Form 10-K for significant accounting policies.

Accounting Rule Changes

        In September 2006 the FASB's Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 ("EITF No. 06-4") "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements." The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods. The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods. The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Management is in the process of determining the impact that adoption of EITF No. 06-4 will have on the company's financial position and results of operation.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Statement provides a single definition of fair value based on the exchange price notion and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), with the intention to increase consistency and comparability in fair value measurements. This Standard also expands the required disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement establishes a fair value hierarchy segregating fair value measurements using (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs; (Level 3) significant unobservable inputs. The expanded disclosures focus on the inputs used to measure fair value and the effects of the measurements on earnings within Level 3 of the fair value hierarchy. SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years. Management does not anticipate that the adoption of SFAS No. 157 will have a material impact on the company's financial position or results of operation.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment for FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement allows the fair value option to be applied to eligible items, irrevocably, on an instrument by instrument basis with unrealized gains and losses on the instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. This statement permits application to eligible items existing at the effective date (or early adoption date). Management expects to adopt SFAS No 159 as of the effective date and does not anticipate that the adoption will have a material impact on the company's financial position or results of operation.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        The company's primary market risk is interest rate risk and interest rate risk management is centered on the company's Asset-Liability Committee ("the committee"). The committee is comprised of five outside directors of the company and three executive officers of the company, who are also members of the Board of Directors. In addition, several directors who are not on the committee rotate in on a regular basis. Annually, the committee approves the company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels. The committee also establishes and monitors guidelines for the company's liquidity and capital ratios.

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

        One of the principal factors in maintaining planned levels of net interest income is the ability to design effective strategies to manage the impact of interest rate changes on future net interest income. Quarterly, management completes a net interest income sensitivity analysis, which is presented to the committee. This analysis includes a simulation of the company's net interest income under various interest rate scenarios. Variations in the interest rate environment affect numerous factors, including prepayment speeds, reinvestment rates, maturities of investments (due to call provisions), and interest rates on various asset and liability accounts.

        There have been no material changes in the results of the company's net interest income sensitivity analysis as reported in the company's Annual Report on Form 10-K for the year ended December 31, 2006. At September 30, 2007 management considers the company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company's balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

        Under the company's current balance sheet position, the company's net interest margin generally performs better in a rising rate environment, while it generally decreases when the yield curve is flat, inverted or declining.

        Under a flat yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the company's ability to fund asset growth through lower cost deposits. However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime rate will initially result in the company's asset yields re-pricing more quickly than funding costs.

        Under an inverted yield curve situation, shorter-term rates exceed longer-term rates, and the impact on margin is similar but more adverse than the flat curve scenario. Again, however, the extent of the impact on margin is highly dependent on the company's balance sheet mix.

        Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs. The primary causes would be the impact of interest rate decreases (including decreases in the prime rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the prime rate.

        The company is currently experiencing aspects of a flat yield curve scenario.

Item 4—Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The company maintains a set of disclosure controls and procedures and internal controls designed to ensure that the information required to be disclosed in reports that it files or submits to the United States Securities and Exchange commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        The company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the company's management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the company's chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

        There has been no change in the company's internal control over financial reporting that has occurred during the company's most recent fiscal quarter (i.e., the three months ended September 30, 2007) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1—Legal Proceedings

        There are no material pending legal proceedings to which the company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the company. Management believes the results of any current pending litigation would be immaterial to the consolidated financial condition or results of operations of the company.

Item 1A—Risk Factors

        Management believes that there have been no material changes in the company's risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

        The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2007. Neither the company nor any "affiliated purchaser" (as defined in the SEC's Rule 10b-18(a)(3)) has repurchased any of the company's outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2007.

Item 3—Defaults upon Senior Securities

        Not Applicable

Item 4—Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5—Other Information

        Not Applicable

Item 6—Exhibits

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

ENTERPRISE BANCORP, INC.
DATE: November 9, 2007	By:	/s/ JAMES A. MARCOTTE James A. Marcotte Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

ENTERPRISE BANCORP, INC. INDEX
ENTERPRISE BANCORP, INC. Consolidated Balance Sheets (unaudited)
ENTERPRISE BANCORP, INC. Consolidated Statements of Income (unaudited)
ENTERPRISE BANCORP, INC. Consolidated Statement of Changes in Stockholders' Equity (unaudited) Nine months ended September 30, 2007
ENTERPRISE BANCORP, INC. Consolidated Statements of Cash Flows (unaudited)
ENTERPRISE BANCORP, INC. Notes to Unaudited Consolidated Financial Statements
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements
Overview
Financial Condition
Liquidity
Capital Resources
Results of Operations Three Months Ended September 30, 2007 vs. three Months Ended September 30, 2006
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
Results of Operations Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
Accounting Policies/Critical Accounting Estimates
Accounting Rule Changes
  Item 3—Quantitative and Qualitative Disclosures About Market Risk
  Item 4—Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Changes in Internal Control over Financial Reporting
PART II OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 1A—Risk Factors
  Item 2—Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3—Defaults upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits
SIGNATURES