Form 10-K
period 2007-12-31
ENTERPRISE BANCORP INC /MA/
filed 2008-03-14
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 0-21021

Enterprise Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(978) 459-9000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.01 par value per share	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $89,906,497 as of June 30, 2007

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 10, 2008, Common Stock - Par Value $0.01: 7,955,011 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 6, 2008 are incorporated by reference in Part III of this Form 10-K. Such information incorporated by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a) (8) of Regulation S-K.

ENTERPRISE BANCORP, INC.

TABLE OF CONTENTS

Page Number

PART I

PART II

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	100

	Signature page	105

PART I

Item 1.                                   Business

General

Enterprise Bancorp, Inc. (the “company”) is a Massachusetts corporation, which operates as the parent holding company of Enterprise Bank and Trust Company (the “bank”). The company’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

Substantially all of the company’s operations are conducted through the bank.  The bank, a Massachusetts trust company, has five wholly owned subsidiaries which were included in the company’s consolidated financial statements:

•                  Enterprise Insurance Services, LLC, organized for the purposes of engaging in insurance sales activities;

•                  Enterprise Investment Services, LLC, organized for the purpose of offering non-deposit investment products and services, and;

•                  Three Massachusetts security corporations, Enterprise Security Corporation, Enterprise Security Corporation II and Enterprise Security Corporation III, which  hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the bank itself would be allowed to conduct under applicable laws.

Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory services, trust and insurance services.  The services offered through the bank and subsidiaries are managed as one strategic unit and represent the company’s only reportable operating segment.  All material intercompany balances and transactions have been eliminated in consolidation.

Market Area and Competition

The company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire.  The company has fourteen full service branch banking offices located in the Massachusetts cities and towns of Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Tewksbury, and Westford; and in Salem, New Hampshire which serve those cities and towns as well as the surrounding communities. The company expects to open an additional branch facility, in the city of Methuen, Massachusetts, in spring 2008.  In addition, the company is in the process of obtaining regulatory approvals to establish a new branch in the town of Derry, New Hampshire, and expects to open the facility for business in early 2009.

The company faces strong competition to attract deposits and investment advisory assets and to generate loans.  National and larger regional banks have a local presence in the company’s market area.  Numerous local savings banks, commercial banks, cooperative banks and credit unions have one or more offices in the company’s market area.  Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors and internet based banks.  Advances in, and the increased use of, technology, such as internet banking and electronic transaction processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Notwithstanding the substantial competition with which the company is faced, management believes that the company has established a solid reputation within its market area.  Management also believes that the company has differentiated itself from competitors by providing a broad range of commercial banking, investment and insurance products through highly personal and responsive service, based on management’s familiarity and understanding of the banking and other financial service needs of its customers. The company’s directors and officers have substantial business and personal ties in the cities and towns in which the company operates.  Management seeks to hire, develop and retain highly motivated top professionals who understand the communities in which the bank operates as well as the local banking environment. In addition, the company continually examines new products and technologies in order to maintain a highly competitive mix of offerings and to target product lines to customer needs.

Management actively seeks to strengthen its position, by capitalizing on the market opportunities, and the continued pursuit of strategic growth within existing and into neighboring markets.

See also “Supervision and Regulation” below, and “Risk Factors” contained in Item 1A, for further discussion on how new laws and regulations and other factors may effect the company’s competitive position, growth and/or profitability.

Lending

General

The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made by the company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit.  The company has not and does not intend to originate mortgage loans that are considered “sub-prime”.

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

A management loan review committee, consisting of senior lending officers and loan review personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the company’s internal “watched asset list” and classified loan report. The company has an internal credit review committee, consisting of senior lending officers and loan review personnel.  The committee generally meets three times per month, or on an as needed basis, to review loan requests related to borrowing relationships of certain levels, as well as other borrower relationships recommended for discussion by committee members.

The company’s executive committee of the board of directors also approves loan relationships exceeding certain prescribed limits.  A loan committee, consisting of five outside members of the board of directors, and two executive officers who are also members of the board of directors, reviews current portfolio statistics, new credits, construction loan reviews, watched assets, loan delinquencies, and allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry.  The board’s loan committee is also responsible for approval of charge-offs recommended by management.  Approved charge-offs are forwarded to the full board for ratification.

At December 31, 2007, the bank’s statutory lending limit, based on 20% of capital, to any individual borrower was approximately $19.4 million, subject to certain exceptions provided under applicable law.

Commercial Real Estate, Commercial and Construction Loans

Commercial real estate loans include loans secured by commercial and industrial properties, apartment buildings, office or mixed-use facilities, strip shopping malls, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustment begins.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), loans partially guaranteed by the Small Business Administration (SBA), loans under various programs issued in conjunction with the Massachusetts Development and Finance Agency and other agencies.     These commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted, generally with fixed initial periods of one to three years.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land and are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The company’s construction lenders work to cultivate long-term relationships with established developers.  The company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally have terms of one to three years.

From time to time the company participates in the financing of certain large commercial projects with other banks.  In some cases the company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases the company may participate in loans originated by other institutions. In each case the participating bank funds a percentage of the loan commitment and takes on the related risk. The balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership. The company performs an independent credit analysis of each commitment prior to participation in the loan.

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

Residential Loans

The company originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, vacation homes or investment properties.  Loan to value limits vary from 80% for adjustable rate and multi-family owner occupied properties, up to 100% for fixed rate loans on single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition the company provides financing for the construction of owner occupied primary residences. Residential mortgage loans made by the company have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold this residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse.

Home Equity Loans and Lines of Credit

Home equity loans are originated for the company’s portfolio for one-to-four family residential properties with maximum original loan to values ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may initially be fixed for a one year period and reviewed annually thereafter, or fixed for a three year period and reviewed every three years thereafter, or the rate may be fixed for three to fifteen years.

Home equity lines are originated for the company’s portfolio for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime rate as published in the Wall Street Journal. Some home equity lines may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the loans are interest only payments. Generally at the end of ten years the line is frozen to future advances and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

The company’s residential, home equity and consumer lending activities are supported by the branch relationship managers, a centralized walk-in mortgage center, and an internet based “eMortgage” center.

Credit Risk and Allowance for Loan Losses

Information regarding the company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, contained in the section “Financial Condition”, and under the heading “Allowance for Loan Losses”, which is contained in the “Critical Accounting Estimates” section of Item 7.

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

The securities in which the company may invest are limited by regulation.  In addition, the company has an internal investment policy which restricts fixed income investments to the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and state, county and municipal securities (“Municipals”), all of which must be considered investment grade by a recognized rating service. The company is also required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The company may also invest in certificates of deposit and, within prescribed regulatory limits, in publicly traded equity securities and registered mutual funds.  The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets and/or capital. The effect of changes in interest rates, principal payments and market values are considered when purchasing securities. The company has not purchased sub-prime mortgage-backed securities.

The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold.  Short-term investments not carried as cash equivalents would be classified as “other short-term investments”.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared monthly and presented to the company’s Asset-Liability Committee of the board of directors (“ALCO”) on a periodic basis.  ALCO is comprised of five outside directors and three executive officers of the company who are also directors, with various management liaisons. In addition, several directors who are not on the committee rotate in on a regular basis. ALCO regularly reviews the composition and key risk characteristics of the company’s investment portfolio, including effective duration, cash flow, market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to ALCO.  ALCO also approves the company’s ongoing investment strategy and management updates the committee at each meeting.

Source of Funds

Deposits

Deposits have traditionally been the principal source of the company’s funds. The company offers commercial checking, business and municipal savings accounts, money market and business sweep accounts, and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  The company also offers a broad selection of deposit products to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit (“CDs”).

The company utilizes third party money market mutual funds for sweep accounts.  Management believes that commercial customers benefit from enhanced interest rate options on sweep accounts, while retaining a conservative investment option of the highest quality and safety.  The balances transferred into mutual funds do not represent obligations of the company.

Terms on certificates of deposit range from one week to thirty months. In addition, the company may use brokered certificates of deposit (“brokered CD’s”) as an alternative to borrowing funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from three to twelve months.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the company and the overall objectives of the company regarding the growth and retention of relationships.

Borrowed Funds

The bank’s membership in the FHLB enables the bank to borrow funds based on the pledge of qualifying collateral balances to the FHLB, including certain residential loans, commercial loans and U.S. Government and Agency securities.  The company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the company’s asset-liability management program.

The company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the company’s portfolio, with terms that may range from one week to six months. These repurchase agreements represent a cost competitive funding source for the company.  Interest rates paid by the company on these repurchase agreements are based on market conditions and the company’s need for additional funds at the time of the transaction.

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

Pursuant to Financial Interpretation No. 46R, issued by the Financial Accounting Standards Board in December 2003, the company carries the $10.8 million of Junior Subordinated Debentures on the company’s financial statements as a liability, with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the company’s financial statements.

Investment Advisory Group

The company provides a range of investment advisory and management services to individuals, family groups, businesses, trusts, foundations, non-profit organizations, endowments and retirement plans.  These services include a combination of securities brokerage services through a third party service arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, and fee only investment advisory and trust services for management of equity and fixed income portfolios. Portfolios are managed based on the individual investment objectives of each client.

The company’s Investment Advisory Group utilizes an open-architecture, “manager of managers” approach to client investment management.  The philosophy is to identify and hire highly competitive outside mutual fund companies and investment management firms on behalf of our clients.  The company performs a detailed search and due diligence review based on an objective analysis of each fund’s historic returns, management, longevity, investment style, risk profile, and other criteria. The company identifies and hires the best service providers and maintains ongoing oversight and monitoring of their performance. This rigorous due diligence is intended to enable the company to customize sound investment portfolios that meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Insurance Services

Enterprise Insurance Services LLC engages in insurance sales activities through a third party arrangement with HUB International New England, LLC (“HUB”), which is a full service insurance agency, with offices in Massachusetts and New Hampshire, and is part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the company’s market area.

On-line Banking

The company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail and commercial customers.  Major on-line banking capabilities include the following: balance inquiry; internal transfers; loan payments; bill payments; federal tax payments; placement of stop payments; access to images of checks paid; and access to prior period account statements.  In addition, commercial customers may take advantage of remote deposit capture service and have the ability to initiate on-line electronic funds transfers, including ACH originations and wire transfers.

Company Website

The company currently uses an outside vendor to design, support and host its internet website.  The underlying structure of the site provides for dynamic maintenance of the information by company personnel.  The site provides information on the company and its services, the ability to submit mortgage loan applications online, as well as providing the access point to various specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; calculators; an ATM/Branch Locator/Map; and investor and corporate information, which includes a corporate governance page.  The corporate governance page includes the company’s corporate governance guidelines, code of business conduct and ethics, and whistleblower protection policy, as well as the charters of the board of Directors’ audit, compensation and personnel, and corporate governance/nominating committees.

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

As a general matter, regulation of the banking and financial services industries has undergone significant changes, some of which have been intended to ease legal and regulatory restrictions while others have increased regulatory requirements.  For example, the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) eased regulatory restrictions on consolidated companies offering diversified financial services by removing the legal barriers that formerly served to separate the banking, insurance and securities industries.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which reduced geographic restrictions on banking organizations by enhancing their ability to operate on a nationwide basis, is another example of federal legislation that has reduced the legal and regulatory burdens on the business activity of banks and their holding companies.

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

The passage of the Sarbanes-Oxley Act of 2002 added additional financial reporting and certification, accounting, corporate governance and internal controls requirements to the company’s ongoing federal securities law compliance obligations, which are intended to enhance corporate accountability and improve the quality of investor information.

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

Recently enacted legislative initiatives at the state level in Massachusetts have also further addressed data breaches affecting consumer financial information and residential mortgage lending and foreclosure matters.

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

Regulation of the Holding Company

The company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The business and operations of the company are subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Under applicable state laws, the company is also subject to the supervisory jurisdiction of the Massachusetts Commissioner of Banks (the “Commissioner”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.

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

Regulation of the Bank

As a trust company organized under Chapter 172 of the Massachusetts General Laws, the deposits of the bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”), up to the maximum amount provided by law.  The bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.  The bank is also subject to certain regulatory requirements of the Federal Reserve Board and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.

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

Deposit Insurance Assessment

Effective January 1, 2007, the bank became subject to a revised deposit insurance assessment system as implemented by the FDIC in accordance with the requirements of the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Reform Act”).  Under the revised system, the deposit insurance assessment rates are determined based upon a combination of an institution’s financial ratios and supervisory factors. There are four established risk categories under the assessment rules. Under this deposit insurance assessment system, even the highest risk-rated (i.e., least risk) banks and thrifts are subject to some level of assessment payable to the FDIC’s Deposit Insurance Fund.  In 2007, the bank qualified as a Risk Category I (least risk) and was assessed deposit insurance premiums, under the revised system, at an annualized rate of 5.2% of the bank’s deposit assessment base, as defined by the FDIC. Prior to 2007, under the former FDIC system for assessing deposit insurance premiums, the bank was not assessed any deposit insurance premium based on its designation as “well capitalized”.

Under the Deposit Insurance Reform Act, eligible insured depository institutions, such as the bank, shared in a one-time assessment credit pool of approximately $4.7 billion.  This one-time credit was applied against the institutions’ 2007 deposit insurance assessment, effectively reducing the amount these institutions were required to submit as an overall assessment in 2007.  In the case of the company, the one-time credit of approximately $333 thousand offset approximately 94% of the bank’s deposit insurance assessment for 2007.

In 2008, the company will begin paying the full deposit insurance assessment and anticipates the bank will again qualify as Risk Category I.

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

Capital Resources

Capital planning by the company and the bank considers current needs and anticipated future growth.  The primary sources of capital have been the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, retention of earnings less dividends paid since the bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of share pursuant to the company’s dividend reinvestment plan and employee stock purchase plan.

2567-1-be.doc - Item5_MarketForRegistrantsCommonE_151241

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted assets) consisting of core or Tier 1 capital. Total capital for the company consists of Tier 1 capital and supplementary or Tier 2 capital.   Tier 1 capital for the company begins with common stockholders’ equity and is reduced by certain intangible assets.  In addition, trust preferred securities may compose up to 25% of the company’s Tier 1 capital (subject to certain limitations and with any excess allocable to Tier 2 capital). Supplementary capital for the company is comprised solely of a portion of the allowance for loan losses.  Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk, for example, cash and government securities are placed in a 0% risk category (requiring no additional capital), most home mortgage loans are placed in a 50% risk category, and the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans, are placed in a 100% risk category.

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

Employees

At December 31, 2007, the company employed 286 full-time equivalent employees, including 104 officers.  None of the company’s employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

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

The Company May Be Impacted By Issues Associated With Sub-prime Mortgages

As previously stated, the company has not and does not intend to originate mortgage loans that are considered “sub-prime” and the company has not purchased sub-prime mortgage-backed securities for the company’s investment portfolio.  However, what has been called the “sub-prime mortgage crisis”, referring to the recent dramatic increase in the level of foreclosures both locally and nationally and the failure of several large national mortgage brokers, may have far-reaching and as yet unknown long-term consequences in the financial services industry and the economy in general.  The current crisis has been marked by the collapse of the market for sub-prime mortgage-backed securities, increased volatility in financial markets, the tightening of credit for both consumers and businesses, and further weakening of the real estate market.  Any long-term continuation of these current trends or possible subsequent effects could weaken the local economy and negatively impact the company’s financial condition and performance in a variety of ways even though the company itself has no direct exposure to sub-prime mortgages in either a lending or investment capacity.  Among other potential adverse effects on the company that could result from the sub-prime mortgage crisis, the company could experience continued pressure on its net interest margin, deterioration in its asset quality and an increased level of delinquencies, an increase in the level of allowance for loan losses, decline in the value of the investment portfolio, and a decline in the market price of the company’s common stock.

The Company is Subject to Extensive Government Regulation and Supervision

The company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders.  These regulations affect the company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.  Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of existing statutes, regulations or policies, could affect the company in substantial and unpredictable ways, including subjecting the company to additional operating and compliance costs, limiting the types of financial services and products the company may offer and/or increasing competition from other non-bank providers of financial services.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the company.

The Company Operates in a Highly Competitive Industry and Market Area

The company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources than the company.  These competitors include not only national, regional, and other community banks, but also various types of other non-bank financial institutions, such as credit unions, mortgage brokers, finance companies, brokerage firms, mutual fund companies, insurance companies, factoring companies and other financial intermediaries.

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

The company’s loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans.  These types of loans are also typically larger than residential real estate loans and consumer loans. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the company’s commercial loan portfolio or underlying collateral values could have a material adverse effect on the company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Loans” and “Credit Risk/Asset Quality” included in the section entitled “Financial Condition”, for further information regarding the company’s commercial loan portfolio and credit risk.

The Company’s Allowance for Loan Losses May Be Insufficient

The company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  In addition, bank regulatory agencies periodically review the company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of the company’s management.  Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, included in the section entitled “Financial Condition”, and under the heading “Allowance for Loan Losses”, which is contained in the “Critical Accounting Estimates” section of Item 7, for further information regarding the process by which the company determines the appropriate level of its allowance for loan losses.

The Company’s Investment Portfolio May Incur Losses

There are inherent risks associated with the company’s investment activities.  These risks include the impact of changes in interest rates, weakness in the real estate or other industries, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair market value and the ultimate collectability of the company’s investments.  Should an investment be deemed “other than temporarily impaired”, the company would be required to write-down the carrying value of the investment through earnings.
Such write-down(s) may have a material adverse effect on the company’s financial condition and results of operations.

Increased Reliance on Borrowings and Brokered CD’s as Sources of Funds Could Adversely Affect the Company’s Profitability

The company has traditionally obtained funds principally through deposits and borrowings.  As a general matter, deposits are a lower cost source of funds than external funding (brokered CD’s or borrowings), because interest rates paid for deposits are typically less than interest rates charged for external funding.  If, as result of competitive pressures, market interest rates, general economic conditions or other events, the balance of the company’s deposits decreases relative to the company’s overall banking operations, the company may have to rely more heavily on external funding in the future.  Any such increased reliance on external funding could have a negative impact on the company’s net interest income and, consequently, on its results of operations and financial condition.

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

The Company’s Information Systems May Experience an Interruption or Breach in Security

The company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the company’s information systems could interrupt the company’s ability to conduct business, process transactions, damage the company’s reputation, result in a loss of customer business, expose customer’s personal information to unauthorized parties, subject the company to additional regulatory scrutiny, and expose the company to civil litigation and possible financial liability, any of which could have a material adverse effect on the company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the company’s information security and technology practices.

The Company Relies on Independent Service Providers

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

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the company’s internal controls over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the company’s business, results of operations and financial condition.

Slower than Expected Growth in New Branches and New Products and Services Could Adversely Affect the Company’s Profitability

The company has placed a strategic emphasis on expanding the bank’s branch network and products and service offerings.  Executing this strategy carries risks of slower than anticipated growth both in new branches and new products and services.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income from new products and services could decrease anticipated revenues and net income generated by such investments.  Opening new branches and introducing new products and services could also divert resources from current core operations and thereby further adversely affect the company’s growth and profitability.

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

Directors and Executive Officers Own a Significant Portion of Common Stock

The company’s directors and executive officers as a group beneficially own approximately 28% of the company’s outstanding common stock as of December 31, 2007. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

Shareholder Dilution May Occur if Additional Stock is Issued in the Future

If the company’s board of directors should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the company’s common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing shareholders’ ownership interest. Similarly, if the board of directors decides to grant additional restricted stock shares or options for the purchase of shares of common stock, the issuance of such additional restricted stock shares and/or the issuance of additional shares upon the exercise of such options may expose shareholders to dilution.

The Trading Volume in the Company’s Common Stock is Less Than That of Larger Companies

Although the company’s common stock is listed for trading on the NASDAQ Global Market, the trading volume in the company’s common stock is substantially less than that of larger companies.  Given the lower trading volume of the company’s common stock, significant purchases or sales of the company’s common stock, or the expectation of such purchases or sales, could cause significant swings up or down in the company’s stock price.

The Market Price of the Company’s Common Stock May be Affected by General Industry Issues

The banking industry may be more affected than other industries by certain economic, credit or information security issues.  Although the company itself may or may not be directly impacted by such issues, the company’s stock price may swing up or down due to the influence, both real and perceived, of these issues on the banking industry in general.

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

Additional Factors Described Elsewhere in This Report

In addition to the factors listed above in this section, additional important factors that could adversely affect the results of the company’s future operations are described below under the heading “Special Note Regarding Forward-Looking Statements” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1B.                          Unresolved Staff Comments

None.

Item 2.    Properties

The company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  The company currently has fourteen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire, with two additional locations in the planning or construction phase.  The company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. The company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the company as of December 31, 2007. All locations are in Massachusetts unless otherwise noted.

OWNED OR
BRANCH LOCATION	LEASED
Andover
6-8 High Street	Leased
Billerica
674 Boston Road	Owned
Chelmsford
20 Drum Hill Road	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street(1)	Leased
Lowell
430-434 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES
Lowell
170 Merrimack Street(2)	Owned
21-27 Palmer Street(2)	Owned

PLANNED BRANCH LOCATION
Methuen
255 Broadway Street	Owned
Derry, NH(3)
47 Crystal Avenue	Leased

(1)                      The company has the option to purchase this facility on the last day of the basic term or at any time during any extended term at the price of $550 thousand as adjusted for increases in the producer’s price index.

(2)                      The company purchased these facilities, which had formerly been leased, in September 2007.

(3)                      The company entered into this lease on January 1, 2008.

Note: In addition to the above properties, through August 2007 the company leased a facility at 63 Park St in Andover. This temporary location housed the Andover branch prior to the opening of the permanent 6-8 High St. location in December, 2006.  The lease expired in August 2007 and was not renewed.

See note 4, “Premises and Equipment” and note 12, “Related Party Transactions” to the consolidated financial statements in Item 8 below, for further information regarding the company’s lease obligations and the 2007 purchase of the operation/lending offices listed above, respectively.

Item 3.                                   Legal Proceedings

The company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

In February 2005, the company’s shares began trading on the NASDAQ National Market (now the NASDAQ Global Market) under the trading symbol “EBTC”. Prior to that date, there was no active trading market for the company’s common stock, although shares were traded periodically on a privately negotiated basis.  The company cannot state with certainty the sales price at which such privately negotiated transactions occurred.  The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2007:
4th Quarter	72,061	$14.89	$12.00
3rd Quarter	82,731	16.00	12.42
2nd Quarter	142,138	16.39	15.06
1st Quarter	115,074	16.84	15.17

2006:
4th Quarter	114,460	$16.99	$15.25
3rd Quarter	68,485	21.00	15.10
2nd Quarter	97,886	17.82	15.10
1st Quarter	119,230	17.31	15.26

As of March 10, 2008, there were 721 registered shareholders of the company’s common stock and 7,955,011 shares of the company’s common stock outstanding.

On June 30, 2006, the company issued 3,842,015 shares in a two-for-one stock split paid in the form of a stock dividend. All share and per share amounts have been retroactively adjusted to reflect the stock dividend for all periods presented.

Dividends

In 2007, quarterly dividends of $0.08 per share were paid in March, June, September and December.  Total 2007 dividends of $0.32 per share represented an increase of 14% compared to total dividends of $0.28 also paid on a quarterly basis in 2006.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.1 million, of the $2.5 million dividends paid by the company in 2007, into 70,675 shares of the company’s common stock.

On January 15, 2008, the company announced a quarterly dividend of $0.09, paid on March 3, 2008 to shareholders of record as of February 11, 2008. On an annualized basis, this quarterly dividend represents a 12.5% increase over the 2007 dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the company’s Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, which together constitute all of the company’s existing equity compensation plans that have been previously approved by the company’s stockholders.  The company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	671,418	$13.89	329,168
Equity compensation plans not approved by security holders	0	0	0
TOTAL	671,418	$13.89	329,168

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2007 in the value of $100 invested in (i) the company’s common stock, (ii) the Standard & Poors 500 Index and (iii) the NASDAQ Bank Index. As of February 14, 2005, the company’s shares began trading on the NASDAQ National Market (now the NASDAQ Global Market) under the trading symbol “EBTC”. Prior to February 14, 2005, there was no active trading market for the company’s common stock, although shares were traded periodically on a privately negotiated basis. For each year prior to 2005 shown on the graph, the increase in the value of the company’s common stock is based on the actual prices known to the company at which shares of the common stock were traded as of the most recent date prior to December 31 of each of these earlier periods. For purposes of the graph, the reinvestment of dividends paid prior to 2005 is based upon the annual valuation analysis of the company’s common stock that was formerly undertaken in the years prior to the company’s listing on the NASDAQ National Market pursuant to the company’s administration of its dividend reinvestment plan.

	2002	2003	2004	2005	2006	2007
Enterprise Bancorp	$100.00	$120.00	$147.38	$147.91	$155.80	$125.01
S&P 500	$100.00	$128.68	$142.68	$149.69	$173.33	$182.85
NASDAQ Bank	$100.00	$133.04	$151.23	$148.30	$168.80	$135.19

Sales of Unregistered Securities and Repurchases of Shares

The company has not sold any equity securities that were not registered under the Securities Exchange Act of 1934 during the year ended December 31, 2007.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2007.

Item 6. Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
EARNINGS DATA
Net interest income	$40,679	$41,560	$38,102	$32,120	$28,352
Provision for loan losses	1,000	1,259	1,135	1,650	1,075
Net interest income after provision for loan losses	39,679	40,301	36,967	30,470	27,277
Non-interest income	8,453	7,020	6,244	6,071	6,580
Net gains (losses) on sales of investment securities	1,655	(204)	191	906	2,150
Non-interest expense	34,844	32,540	30,235	25,687	23,342
Income before income taxes	14,943	14,577	13,167	11,760	12,665
Income tax expense	5,045	5,343	4,753	4,253	5,720
Net income	$9,898	$9,234	$8,414	$7,507	$6,945

COMMON SHARE DATA
Basic earnings per share	$1.27	$1.21	$1.13	$1.03	$0.97
Diluted earnings per share	1.25	1.18	1.09	0.99	0.94
Book value per share at year end	11.00	9.98	8.93	8.36	7.60
Dividends paid per share	$0.320	$0.280	$0.240	$0.215	$0.190
Basic weighted average shares outstanding	7,819,160	7,661,178	7,468,498	7,294,760	7,131,504
Diluted weighted average shares outstanding	7,913,006	7,821,297	7,690,526	7,613,196	7,424,770

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,057,666	$979,259	$918,477	$848,171	$751,545
Loans serviced for others	20,826	21,659	22,938	35,067	27,474
Investment assets under management	573,608	502,059	424,953	363,250	375,297
Total assets under management	$1,652,100	$1,502,977	$1,366,368	$1,246,488	$1,154,316

Total loans	$833,819	$761,113	$699,726	$570,459	$488,839
Allowance for loan losses	13,545	12,940	12,050	10,923	9,986
Investment securities at fair value	145,517	131,540	156,521	187,601	196,308
Total short-term investments	7,788	15,304	5,431	40,290	14,000
Deposits	868,786	867,522	775,387	768,644	660,824
Borrowed funds	81,429	15,105	58,639	3,651	21,424
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	87,012	77,043	67,830	61,684	54,750

RATIOS
Return on average total assets	0.99%	0.98%	0.97%	0.95%	0.96%
Return on average stockholders’ equity	12.11%	12.89%	13.10%	12.99%	13.52%
Allowance for loan losses to total loans	1.62%	1.70%	1.72%	1.91%	2.04%
Stockholders’ equity to total assets	8.23%	7.87%	7.39%	7.27%	7.28%
Dividend payout ratio	25.20%	23.14%	21.24%	20.87%	19.59%

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 1 — “Business”, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations  could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board could negatively impact the company’s financial results; and (x) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the company’s business, financial condition and results of operation.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

The company uses a systematic process to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the board of directors and the full board itself.

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

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, which are contained in the “Financial Condition” section of this Item 7.

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

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2007.

Overview

Summary

Over the past two years, the flat interest rate environment and the competitive marketplace has negatively impacted margins and challenged growth and earnings throughout the banking industry. At Enterprise Bancorp, Inc., this environment has contributed to a slight decline in low cost deposit balances and continued pressure on the company’s net interest margin from rising funding costs. Despite these economic and industry issues, the company reported net income growth through December 31, 2007, of 7% for both the year-to-date and quarter-to-date results.

Composition of Earnings

The company had net income of $9.898 million for the year ended December 31, 2007 compared to $9.234 million during the year ended December 31, 2006, an increase of 7%.  Diluted earnings per share were $1.25 for the year compared to $1.18 for 2006, an increase of 6%.

Net income for the fourth quarter ended December 31, 2007 amounted to $2.735 million compared to $2.545 million for the same period in 2006, an increase of 7%.  Diluted earnings per share were $0.34 for the quarter ended December 31, 2007 compared to $0.32 for the same period in 2006, an increase of 6%.

The company’s year-to-date net income growth resulted primarily from increases in non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expense and a decrease in net interest income. The company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Tax equivalent net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin (“margin”).

Net interest income for the year ended December 31, 2007 amounted to $40.7 million compared to $41.6 million for the year ended December 31, 2006, a decrease of 2%.  The decrease was primarily due to a decline in net interest margin as discussed below, partially offset by an increase in interest income, due to an increase in average loan balances.

Net interest margin was 4.45% for the year ended December 31, 2007 compared to 4.78% for 2006.  From a quarterly trend perspective, net interest margin was 4.33% for the three months ended December 31, 2007 compared to 4.40% and 4.74% for the three-month periods ended September 30, 2007 and December 31, 2006.  The overall decrease in margin through 2007 resulted primarily from both the flat yield curve environment and rising funding costs, caused by the shift in funding from low-cost deposits to higher cost deposits, and the continued loan growth funded by higher cost brokered CD’s and borrowings.  In late 2007 and early 2008 the interest rate environment has shifted and the company has begun to experience aspects of a declining yield curve environment.  Rates on earning assets have repriced downward, while rates on borrowing and deposits have declined at a slower pace due to market conditions.  As such, net interest margin compression may continue into 2008.

Non-interest income for the year ended December 31, 2007 was $10.1 million, an increase of $3.3 million, or 48%, over the prior year.  Included in non-interest income were net gains on sales of investment securities of $1.7 million in the current year, compared to net losses of $204 thousand in 2006.  In the fourth quarter of 2007, the company realized net gains on sales of investment securities of $786 thousand.  Non-interest income, excluding net gains/losses on investment securities increased $1.4 million, or 20%, over the prior year.  This growth resulted primarily from increases in deposit-service fees and investment-advisory fees compared to the prior year.

Non-interest expense for the year ended December 31, 2007 amounted to $34.8 million, an increase of 7%, compared to $32.5 million for the year ended December 31, 2006.  The increases over the prior year were predominantly in salaries and employee benefits and occupancy expenses which reflected the strategic and operational costs necessary to support the company’s continued growth.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $1.0 million for the year compared to $1.3 million in 2006.  The provision for loan losses increased to $650 thousand in the fourth quarter of 2007 as compared to $367 thousand in the fourth quarter of 2006 due to loan growth.  Asset quality remained favorable during the year with net charge-offs of only 0.05% of average total loans, or $395 thousand compared to $369 thousand in the prior year.  The allowance for loan losses to total loans ratio was 1.62% at December 31, 2007 compared to 1.70% at December 31, 2006.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, brokered CD’s, FHLB borrowings, repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.058 billion at December 31, 2007, an increase of 8% since December 31, 2006. The company’s core asset strategy is to grow loans, primarily commercial loans.  Total loans increased 10% since December 31, 2006 and amounted to $833.8 million, or 79% of total assets. Commercial loans increased 9% over the prior year and amounted to $707.9 million, or 85% of the total loan portfolio at December 31, 2007.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position.  The fair value of total investments amounted to $145.5 million at December 31, 2007, or 14% of total assets.  The carrying value of the portfolio has increased 11% since December 31, 2006 due primarily to purchases of municipal and agency CMO/MBS securities, offset by sales, principal paydowns and maturities during the period.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit, money market accounts and “investment” savings products), brokered CD’s, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.

The current environment has continued to impact the company’s ability to generate growth in lower costing deposits and therefore the company has continued to utilize brokered CD’s and FHLB borrowings as alternative funding sources to support asset growth.

At December 31, 2007, total deposits, which included brokered CDs, amounted to $868.8 million, representing $1.3 million, or 0.1%, growth over December 31, 2006 balances.  Total deposits, excluding brokered CDs, amounted to $798.1 million at December 31, 2007, representing a decline of $4.5 million, or 0.6% since December 31, 2006, compared to an increase of $37.2 million, or 5%, for 2006 over 2005.

At December 31, 2007, the company had $70.7 million in brokered CDs and $73.2 million in FHLB borrowings outstanding compared to $64.9 million and $10.3 million, respectively, at December 31, 2006.

Opportunities and Risks

Management remains committed to a long-term strategy of geographic market expansion and commercial banking growth.  The company’s primary market is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks, and the products offered by non-bank financial services competitors.

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

Despite these competitive challenges, the company has been successful in growing its commercial banking base and its investment advisory and management services. Management believes this growth is the result of ongoing business development efforts and continued market expansion within existing and into new markets. The company has fourteen branch locations; its fifteenth branch facility is currently under construction in the city of Methuen, Massachusetts and is expected to open in the spring of 2008.  The company is also currently in the process of obtaining regulatory approvals to establish a branch to be located in the southern New Hampshire town of Derry, which will be the company’s second New Hampshire branch office and is anticipated to open in early 2009. The company continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

In addition to competition and growth, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses.”

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitor and safeguard information on its operating systems and those of third party service providers.  The company contracts with outside parties to perform a broad scope of both internal and external security assessments on the company’s systems on a regular basis. These third parties test the company’s network configuration and security controls, and assess internal practices aimed at protecting the company’s operating systems.  In addition, the company contracts with an outside service provider to monitor usage patterns and identify unusual activity on bank issued debit/ATM cards.  The company also utilizes firewall technology and an intrusion detection system to protect against unauthorized access and commercial software that continuously scans for computer viruses on the company’s information systems.

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

See Item 1A. “Risk Factors” for additional factors that could adversely affect the company’s future results of operations and financial condition.

Financial Condition

Total assets increased $78.4 million, or 8%, over the prior year, amounting to $1.058 billion at December 31, 2007.  The increase was primarily attributable to an increase in total loans.

Loans

Total loans increased $72.7 million, or 10%, and amounted to 79% of total assets at December 31, 2007, compared with 78% of total assets, at December 31, 2006.  The company attributes the increase to its seasoned lending team, the company’s sales and service culture and geographic expansion.  The mix of loans within the company’s portfolio remained relatively unchanged with commercial loans amounting to approximately 85% of total loans, reflecting the company’s continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2007		2006		2005			2004	2003
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Comm’l real estate	$406,410	48.7%	$368,621	48.3%	$326,963	46.6%	$257,657	45.1%	$224,450	45.8%
Comm’l & industrial	188,866	22.6%	164,865	21.6%	165,982	23.7%	142,909	25.0%	132,313	27.0%
Comm’l construction	112,671	13.5%	114,078	15.0%	108,048	15.4%	80,597	14.1%	50,699	10.3%
Total Commercial	707,947	84.8%	647,564	84.9%	600,993	85.7%	481,163	84.2%	407,462	83.1%
Residential mortgages	73,933	8.9%	61,854	8.1%	47,207	6.7%	40,654	7.1%	39,465	8.0%
Resid construction	4,120	0.5%	3,981	0.5%	4,154	0.6%	2,848	0.5%	3,488	0.8%
Home equity	44,292	5.3%	44,038	5.8%	44,444	6.4%	42,823	7.5%	35,139	7.2%
Consumer	4,493	0.5%	4,307	0.6%	3,986	0.6%	4,139	0.7%	4,558	0.9%
Loans held for sale	268	0.0%	549	0.1%	267	0.0%	101	0.0%	262	0.0%
Gross loans	835,053	100.0%	762,293	100.0%	701,051	100.0%	571,728	100.0%	490,374	100.0%
Deferred fees, net	(1,234)		(1,180)		(1,325)		(1,269)		(1,535)
Total loans	833,819		761,113		699,726		570,459		488,839
Allowance for loan losses	(13,545)		(12,940)		(12,050)		(10,923)		(9,986)
Net loans	$820,274		$748,173		$687,676		$559,536		$478,853

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the company’s portfolio at December 31, 2007. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due:
One year or less	$25,165	$86,508	$70,041
After one year through five years	14,515	51,664	27,199
Beyond five years	366,730	50,694	15,431
	$406,410	$188,866	$112,671

Interest rate terms on amounts due after one year:
Fixed	$24,307	$43,292	$5,955
Adjustable	356,938	59,066	36,675

Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

During 2007, commercial real estate loans increased $37.8 million, or 10%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $24.0 million, or 15%, since December 31, 2006.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans decreased slightly year over year, by $1.4 million, or 1%.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential real estate loans, residential construction and home equity mortgages combined, increased by $12.5 million, or 11%, and consumer loans increased $186 thousand or 4% since December 31, 2006.

At December 31, 2007 the company had commercial loan balances participated out to various banks amounting to $6.8 million, compared to $8.2 million at December 31, 2006.  These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried at the company’s prorata share of ownership and amounted to $13.9 million and $18.3 million at December 31, 2007 and 2006, respectively.

Credit Risk/Asset Quality

Inherent in the lending process is the risk of loss.  The company’s primary lending focus is on the development of high quality commercial real estate, commercial construction and commercial and industrial lending relationships with business entities, non-profit organizations, professionals and individuals. However, commercial lending may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  Commercial loan size is typically larger and the underlying collateral values, the actual cost necessary to complete a project or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. While the company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

The company’s credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses.  Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the credit department, an external loan review service, reviews by members of senior management and the Loan Committee of the board of directors.

On a quarterly basis, the company prepares an estimate of the necessary reserves.   Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative and qualitative factors identified above.

The loan risk rating system, classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.    When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan’s carrying value against either 1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans.  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such groups may include residential mortgage loans and consumer loans, that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.

Loans are designated as “restructured” when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are generally included in the impaired loan category.

Real estate acquired by the company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

Non-performing assets are comprised of non-accrual loans, accruing loans that are more than 90 days past due but still accruing interest and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the company’s level of non-performing assets in the future.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the company at the dates indicated:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Non-accrual loans	$3,956	$1,785	$1,475	$2,140	$2,983
Accruing loans > 90 days past due	—	7	1	—	—
Total non-performing loans	3,956	1,792	1,476	2,140	2,983
Other real estate owned	200	—	—	—	—
Total non-performing assets	$4,156	$1,792	$1,476	$2,140	$2,983

Total Loans	$833,819	$761,113	$699,726	$570,459	$488,839
Accruing restructured loans not included above	76	128	82	26	2,370
Delinquent loans 60-89 days past due	275	964	59	404	83

Non-performing loans to total loans	0.47%	0.24%	0.21%	0.38%	0.61%
Non-performing assets to total assets	0.39%	0.18%	0.16%	0.25%	0.40%
Loans 60-89 days past due to total loans	0.03%	0.13%	0.01%	0.07%	0.02%
Adversely Classified loans to total loans	0.76%	0.88%	0.77%	1.55%	1.25%

At December 31, 2007, the company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $6.3 million, compared to $6.7 million at December 31, 2006.   Included in these classified balances were $3.6 million and $1.4 million of non-performing loans at December 31, 2007 and 2006, respectively.  The remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

The $2.2 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to loans added to non-accrual status within the commercial real estate portfolio. The majority of this increase was due to four commercial relationships amounting to approximately $1.9 million as of December 31, 2007.  These non-accrual relationships were adequately supported by the value of the underlying property and management expects that all principal advanced will ultimately be collected.  One of these relationships, with a carrying amount of approximately $475 thousand, was subsequently fully paid in February 2008.

Impaired loans included in non-accrual balances were $3.9 million and $1.7 million as of December 31, 2007 and 2006, respectively.  The increase since December 2006 was mainly due to the addition of the four relationships referred to above.  Accruing impaired loans amounted to $75 thousand and $80 thousand at December 31, 2007 and 2006, respectively. In the opinion of management, impaired loans totaling $195 thousand required specific reserve allocations of $195 thousand and impaired loans totaling $3.8 million required no specific reserves at December 31, 2007.  In the opinion of management, there were no impaired loans requiring specific reserve allocations at December 31, 2006.

Total restructured loans outstanding as of December 31, 2007 and 2006 were $1.3 million and $653 thousand, respectively.  The increase was primarily due to one of the commercial relationships referred to above being restructured in 2007. Restructured loans included in non-performing assets amounted to $1.2 million and $525 thousand at December 31, 2007 and 2006, respectively.

One loan was transferred into OREO in 2007 as the result of foreclosure proceedings.   The OREO property was subsequently sold in February 2008 and the company recovered the December 31st carrying value.  There was no OREO during the year ended December 31, 2006.

As noted above, general non-performing statistics have trended slightly upward recently; however non-performing assets in 2006 and 2005 represented historically low levels. As such, management does not consider the increase since 2006 to be indicative of deterioration in the credit quality of the general loan portfolio. Overall asset quality remained favorable during the year and non-performing assets at December 31, 2007 are considered to be at low levels by historical standards.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the balance sheet dates.  In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the strength of the local and national economy,  and comparison to industry peers, among other factors. There were no significant changes to the allowance assessment methodology, the company’s underwriting, or in credit quality during the current period.

The allowance for loan loss to total loans ratio was 1.62% at December 31, 2007 compared to 1.70% at December 31, 2006.  The reduced allowance reflects the continued favorable asset quality, level of loan growth and the low level of charge-offs during the 2007 period.  The allowance for loan loss to total loans ratio was 2.04% at December 31, 2003 and reflected increased provisions for loan losses made after the 9/11 terrorist attacks, which brought the ratio from 1.99% at December 31, 2000, to a high of 2.27% at December 31, 2001.  The increased provisions in that period resulted from expected economic weakness and anticipated credit quality deterioration. However, in the ensuing periods credit quality remained stable, and in 2003 it began to improve measurably. Consequently, the loan loss reserve ratio began declining in 2003.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the company’s allowance for loan losses is deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of December 31, 2007.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of year	$12,940	$12,050	$10,923	$9,986	$9,371

Charged-off loans:
Commercial real estate	27	200	—	—	—
Commercial and industrial	422	241	70	901	628
Construction	100	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	77	68	—	—	—
Consumer	25	70	57	84	55
Total charged-off	651	579	127	985	683

Recovereries on charged-off loans:
Commercial real estate	82	—	—	—	2
Commercial and industrial	152	182	102	259	193
Construction	—	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	—	—	—	—	—
Consumer	22	28	17	13	28
Total recoveries	256	210	119	272	223

Net loans charged-off	395	369	8	713	460
Provision charged to operations	1,000	1,259	1,135	1,650	1,075

Balance at December 31	$13,545	$12,940	$12,050	$10,923	$9,986

Allowance to non-performing loans	342.39%	722.10%	816.40%	510.42%	334.76%
Recoveries to charge-offs	39.32%	36.27%	93.70%	27.61%	32.65%
Net loans charged-off to allowance	2.92%	2.85%	0.07%	6.53%	4.61%

Average loans outstanding	$793,395	$732,813	$625,403	$527,903	$448,178
Increase in avg loans over prior year	8%	17%	18%	17%	13%
Net loans charged-off to avg total loans	0.05%	0.05%	0.00%	0.14%	0.10%

Allowance to total loans outstanding	1.62%	1.70%	1.72%	1.91%	2.04%

The following table sets forth the allocation of the company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans

Comm’l real estate	$6,908	48.7%	$6,551	48.3%	$5,753	46.6%	$5,617	45.1%	$4,855	45.8%
Comm’l industrial	3,196	22.6%	2,929	21.6%	2,979	23.7%	2,925	25.0%	3,409	27.0%
Comm’l constr.	2,341	13.5%	2,423	15.0%	2,373	15.4%	1,613	14.1%	1,141	10.3%
Resid: mortg,cnstr and HELOC’s	988	14.7%	925	14.5%	840	13.7%	699	15.1%	529	16.0%
Consumer	112	0.5%	112	0.6%	105	0.6%	69	0.7%	52	0.9%
Total	$13,545	100.0%	$12,940	100.0%	$12,050	100.0%	$10,923	100.0%	$9,986	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2007, short-term investments amounted 0.7% of total assets, compared to 2% of total assets, at December 31, 2006.  Short-term investments carried as cash equivalents at December 31, 2007 and 2006 consisted of overnight and term federal funds sold and money market mutual funds. The company had no “other short-term investments” at December 31, 2007 or 2006.

Investment Securities

As of December 31, 2007, the carrying amount of the investment portfolio increased $14.0 million, or 11%, compared to December 31, 2006.  The increase was primarily due to purchases of municipal and agency CMO/MBS securities, offset by sales, principal paydowns and maturities during the period.  At December 31, 2007 and 2006, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value. At December 31, 2007, the investment portfolio represented 14% of total assets compared to 13% at December 31, 2006.  Fixed income securities comprised the majority of the carrying value of the portfolio and represented 93% and 92% of total investments at December 31, 2007 and 2006 respectively.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
(Dollars in thousands)	2007	2006	2005

Federal agency obligations(1)	$12,543	$10,405	$15,202
Collateralized mortgage obligations and other Mortgage backed securities (CMO/MBS)	62,218	61,431	77,143
Municipal securities	60,049	48,762	54,915
Fixed income securities	134,810	120,598	147,260

Certificates of deposit	—	1,033	1,000
Federal Home Loan Bank stock(2)	3,895	1,428	3,205
Equity securities	6,812	8,481	5,056
Total investments	$145,517	$131,540	$156,521

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

As of December 31, 2007, the net unrealized gains in the investment portfolio were $382 thousand compared to the net unrealized losses of $163 thousand at December 31, 2006. The unrealized gains at December 31, 2007 consisted of net unrealized gains on fixed income securities of $522 thousand (comprised of $1.2 million gains and $637 thousand losses) and net unrealized losses on equity securities of $140 thousand (comprised of $248 thousand gains and $388 thousand losses).

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other-than-temporary, the company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity. The decline in market value on the fixed income portfolio at December 31, 2007 was due to interest rate volatility and not credit quality as all of these securities were AAA credit rated.  Therefore, these unrealized losses were not considered other-than-temporary in nature at December 31, 2007.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual funds in the portfolio. The unrealized losses on the equity portfolio at December 31, 2007, were due to normal market volatility. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity securities/mutual funds exhibit fundamental deterioration and whether it is unlikely that the security/fund will completely recover its unrealized loss.  Upon such review, there were no equity securities/funds that were considered other than temporarily impaired at December 31, 2007.

At December 31, 2007, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be maturity.

During 2007 the company recognized net gains on the sales of $9.9 million of equity securities, amounting to $1.6 million. Principal paydowns and maturities totaled $15.9 million during the current period, and were primarily comprised of payments in the mortgage backed securities portfolio.  These proceeds along with additional funds were utilized to purchase $39.2 million of securities during 2007.

The contractual maturity distribution at amortized cost, as of December 31, 2007, of the fixed income securities above with the weighted average yield for each category is set forth below:

	Under 1 Year		>1-3 Years		>3-5 Years		>5-10 Years		Over 10 Years
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Agency obligations	$4,000	4.36%	$6,519	4.75%	$2,000	5.68%	$—	—	$—	—
CMO/MBS	78	6.50%	—	—	—	—	24,581	4.19%	37,738	4.78%
Municipals(1)	4,340	4.22%	12,497	4.60%	12,406	5.10%	13,896	7.02%	16,233	5.75%
	$8,418	4.31%	$19,016	4.65%	$14,406	5.18%	$38,477	5.21%	$53,971	5.07%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the agency and municipal categories were $52.5 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the company’s asset-liability management program.

Bank Owned Life Insurance (“BOLI”)

Beginning in 2005, the company purchased BOLI as an investment, utilizing the earnings on BOLI to offset the cost of the company’s benefit plans. There were no BOLI purchases in 2007.  During 2006, the company made net BOLI purchases of $8.0 million.    The cash surrender value of BOLI was $12.7 million and $12.2 million at December 31, 2007 and 2006, respectively. The company recorded income from the BOLI policies, net of related expenses, of $548 thousand in 2007 and $339 thousand for 2006.

Further information regarding the company’s retirement benefit plans, is contained in note 10, “Employee Benefit Plans”, to the consolidated financial statements contained in Item 8 below, under the heading “Supplemental Retirement Plan.”

Deposits

Total deposits increased $1.3 million, or 0.1%, as of December 31, 2007 compared to year end balances at December 31, 2006. Deposits, excluding brokered deposits, decreased $4.5 million, or 0.6%, compared to the prior year-end balance. The current environment has continued to impact the company’s ability to generate growth in lower costing deposits and therefore the company has continued to utilize brokered CD’s and FHLB borrowings as alternative funding sources to support asset growth.  Total deposits as a percentage of total assets were 82% at December 31, 2007 compared to 89% at December 31, 2006.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Non-interest demand deposits	$167,039	19.2%	$169,910	19.6%	$173,804	22.4%
Interest bearing checking	160,668	18.5%	179,533	20.7%	171,611	22.1%
Total checking	327,707	37.7%	349,443	40.3%	345,415	44.5%

Retail savings/money markets	145,959	16.8%	141,202	16.3%	151,969	19.6%
Commercial savings/money markets	120,768	13.9%	125,584	14.5%	115,126	14.9%
Total savings/money markets	266,727	30.7%	266,786	30.8%	267,095	34.5%

Certificates of deposit	203,657	23.5%	186,349	21.4%	152,889	19.7%
Total non-brokered deposits	798,091	91.9%	802,578	92.5%	765,399	98.7%

Brokered certificates of deposit	70,695	8.1%	64,944	7.5%	9,988	1.3%
Total deposits	$868,786	100.0%	$867,522	100.0%	$775,387	100.0%

Checking deposits decreased $21.7 million, or 6%, at December 31, 2007 compared to December 31, 2006 and accounted for approximately 38% and 40% of total deposits at those respective dates. The decline in both balance and concentration reflects the shift in funds by rate sensitive depositors to higher yielding products as interest rates increased over the period.

Savings and money market accounts remained relatively flat at December 31, 2007 compared to December 31, 2006 with respect to both year-end balances and concentration, representing approximately 31% of total deposits at both those respective periods.

Year-end balances of higher costing certificates of deposit increased by $17.3 million, or 9%.  The increase reflects the trend of depositors shifting excess funds to higher yielding term products.  In addition, brokered CD’s increased $5.8 million, or 9%, as of December 31, 2007 compared to December 31, 2006, which reflected the company’s strategic utilization of alternative sources to fund the company’s continued loan growth over the period.  These combined CD balances represented 32% and 29% of total deposits at December 31, 2007 and 2006, respectively.  The majority of the December 31, 2007 combined CD balances were scheduled to mature within one year, with approximately 44% due to mature within three months and 48% due in over three through twelve months.

The table below sets forth a comparison of the company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2007			2006			2005
(Dollars in thousands)	Average Balance	Average Rate	% of Total	Average Balance	Average Rate	% of Total	Average Balance	Average Rate	% of Total

Non-interest demand	$165,653	—	18.9%	$165,957	—	19.9%	$163,429	—	21.4%

Interest checking	151,835	1.13%	17.3%	159,009	0.80%	19.0%	167,178	0.53%	21.9%
Savings	151,480	2.15%	17.2%	167,353	2.05%	20.0%	176,143	1.37%	23.1%
Money market	123,652	2.94%	14.1%	109,783	2.25%	13.1%	115,422	1.41%	15.2%
Total interest bearing non-term deposits	426,967	2.02%	48.6%	436,145	1.65%	52.1%	458,743	1.08%	60.2%

Certificates of Deposit	195,565	4.45%	22.3%	173,433	3.78%	20.7%	139,775	2.34%	18.4%
Total non-brokered deposits	788,185	2.20%	89.8%	775,535	1.77%	92.7%	761,947	1.08%	100.0%

Brokered CDs	89,506	5.34%	10.2%	61,082	5.12%	7.3%	82	5.90%	—

Total	$877,691	2.52%	100.0%	$836,617	2.02%	100.0%	$762,029	1.08%	100.0%

The increase in the average rate paid on total deposit accounts to 2.52% for 2007, from 2.02%, for 2006, is attributable to increases in market interest rates and the shift in funding mix from lower costing deposits to higher cost certificates and brokered CD’s as discussed above.

Borrowed Funds

Total borrowed funds, consisting of securities sold to customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, increased $66.3 million from December 31, 2006. The increase resulted from the increased use of FHLB borrowings to fund asset growth during the year.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Repurchase agreements	$8,267	10.2%	$4,835	32.0%	$706	1.2%
FHLB Borrowings	73,162	89.8%	10,270	68.0%	57,933	98.8%
Total borrowed funds	$81,429	100.0%	$15,105	100.0%	$58,639	100.0%

At December 31, 2007, the bank had the ability to borrow additional funds from the FHLB of up to $97.7 million.

The contractual maturity distribution as of December 31, 2007, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 – 3 months		>3 – 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Repurchase agreements	$—	—	$2,150	5.00%	$6,050	4.48%	$67	3.00%	$—	—
FHLB Borrowings	45,830	3.00%	—	—	362	5.36%	26,500	4.68%	470	5.94%
Total borrowed funds	$45,830	3.00%	$2,150	5.00%	$6,412	4.53%	$26,567	4.68%	$470	5.94%

Maximum FHLB advances outstanding at any month end during 2007, 2006, and 2005 were $73.2 million, $31.9 million and $59.0 million respectively.  Maximum amounts outstanding under repurchase agreements at any month end during 2007, 2006, and 2005 were $8.3 million, $6.7 million, and $6.4 million, respectively.

The table below shows the comparison of the company’s average repurchase agreements and FHLB advances and average rates paid for the periods indicated.

	Year ended December 31,
	2007		2006		2005
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$3,464	4.54%	$2,325	4.41%	$2,823	2.59%
FHLB advances	18,547	5.02%	17,100	4.71%	19,250	3.85%

Total borrowed funds	$22,011	4.94%	$19,425	4.67%	$22,073	3.69%

The increase in the average rate on borrowed funds for the year ended December 31, 2007 compared to the prior period was due to the increase in market interest rates over the period.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity policies are set and monitored by the company’s Asset-Liability Committee of the board of directors. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity in the brokered CD market and at the FHLB, and through commercial lines of credit with correspondent banks.

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

Capital Adequacy

The company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the company’s consolidated financial condition.  At December 31, 2007 the capital levels of both the company and the bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable regulation of the Federal Reserve Board and FDIC regulations.

For additional information regarding the capital requirements applicable to the company and the bank and their respective capital levels at December 31, 2007, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2007.

		Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
Repurchase agreements	$8,267	$8,267	$—	$—	$—
FHLB borrowings	73,162	72,692	—	—	470
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	5,516	98	425	552	4,441
Operating lease obligations(1)	4,706	731	899	553	2,523
Vendor contracts	5,809	4,617	1,021	171	—
Total contractual obligations	$108,285	$86,405	$2,345	$1,276	$18,259

		Commitment Expiration — By Period
	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$283,185	$183,808	$30,337	$20,290	$48,750
Standby letters of credit	14,780	9,441	5,199	125	15
Commitments to originate loans	15,323	15,323	—	—	—
Commitments to originate loans for sale	2,104	2,104	—	—	—
Commitments to sell loans	2,371	2,371	—	—	—
Total commitments	$317,763	$213,047	$35,536	$20,415	$48,765

(1)

In addition, on January 1, 2008, the company entered into a lease agreement for a planned branch location in Derry, NH, which calls for total lease payments of approximately $733 over the next ten years.

Investment Assets Under Management

The company provides a wide range of investment management services.  These services include management of equity, fixed income, balanced and strategic cash management portfolios through the company’s investment advisory group.  The market value of each of these components is affected by fluctuations in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2007	2006	2005
Investment advisory assets	$443,712	$401,269	$346,322
Commercial sweep accounts	129,896	100,790	78,631
Investment assets under management	$573,608	$502,059	$424,953

Investment assets under management increased by $71.5 million, or 14%, from December 31, 2006 to December 31, 2007.  The increase was due to an increase in investment advisory assets of $42.4 million and in commercial sweep accounts of $29.1 million.  The increase in investment advisory assets was primarily due to growth from new business and general increases in investment market value due to higher market rates.

The commercial sweep account balance generally fluctuates in accordance with the cash needs of the bank’s customers.  At December 31, 2007, the $29.1 million, or 29%, increase over the prior year end resulted from sales growth and a migration from deposit balances due to customer sensitivity for higher earning products.

Results of Operations

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2007 and 2006.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2007 vs. 2006				2006 vs. 2005
(Dollars in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

Interest Income
Loans	$4,471	$440	$48	$4,959	$7,057	$5,066	$900	$13,023
Investments(1)	(652)	314	(95)	(433)	(1,297)	485	(6)	(818)
Total	3,819	754	(47)	4,526	5,760	5,551	894	12,205

Interest Expense
Int Chkg/Savings/MM	(151)	1,614	(33)	1,430	(244)	2,615	(131)	2,240
Certificates of deposit(2)	2,088	1,407	302	3,797	2,215	2,503	1,696	6,414
Borrowed funds	121	52	7	180	(98)	216	(25)	93
Total	2,058	3,073	276	5,407	1,873	5,334	1,540	8,747

Change in net interest income	$1,761	$(2,319)	$(323)	$(881)	$3,887	$217	$(646)	$3,458

(1)	Investments include investment securities and short-term investments.
(2)	Certificates of deposit include brokered and non-brokered CDs.

The table on the following page presents the company’s average balance sheet, net interest income and average rates for the years ended December 31, 2007, 2006 and 2005.

Average Balances, Interest and Average Yields

	Year ended December 31, 2007			Year ended December 31, 2006			Year ended December 31, 2005
(Dollars in thousands)	Average Balance	Interest	Average Yield(2)	Average Balance	Interest	Average Yield (2)	Average Balance	Interest	Average Yield(2)

Assets:

Loans (1)	$793,395	$59,065	7.44%	$732,813	$54,106	7.38%	$625,403	$41,083	6.57%
Investments (2) (3)	143,325	5,972	4.89%	157,224	6,405	4.69%	186,503	7,223	4.43%
Total interest earnings assets	936,720	65,037	7.05%	890,037	60,511	6.91%	811,906	48,306	6.08%
Other assets	64,285			55,464			53,273

Total assets	$1,001,005			$945,501			$865,179

Liabilities and stockholders’ equity:

Int Chkg, Savings and money market	$426,967	8,605	2.02%	$436,145	7,175	1.65%	$458,743	4,935	1.08%
Certificates of deposit(4)	285,071	13,488	4.73%	234,515	9,691	4.13%	139,857	3,277	2.34%
Borrowed funds	22,011	1,088	4.94%	19,425	908	4.67%	22,073	815	3.69%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	744,874	24,358	3.27%	700,910	18,951	2.70%	631,498	10,204	1.62%

Net interest rate spread (2)			3.78%			4.21%			4.46%

Demand deposits	165,653	—	—	165,957	—	—	163,429	—	—
Total funding sources	910,527	24,358	2.68%	866,867	18,951	2.19%	794,927	10,204	1.28%

Other liabilities	8,732			7,021			6,041
Total liabilities	919,259			873,888			800,968

Stockholders’ equity	81,746			71,613			64,211

Total liabilities and stockholders’ equity	$1,001,005			$945,501			$865,179

Net interest income		$40,679			$41,560			$38,102

Net interest margin (2)			4.45%			4.78%			4.82%

(1)           Average loans include non-accrual loans and are net of average deferred loan fees.

(2)           Average balances are presented at average amortized cost and average yields are presented on a tax equivalent basis. The tax equivalent effect, which is not included in the interest amounts above, was $1,040, $962, and $1,038 for the years ended Dec. 31, 2007, 2006 and 2005, respectively.

(3)           Investments include investment securities and short-term investments.

(4)           Certificates of deposit include brokered and non-brokered CDs.

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

Unless otherwise indicated, the reported results are for the year ended December 31, 2007 with the “comparable year” or “prior year” being the year ended December 31, 2006.

Net Income

The company had net income in 2007 of $9.898 million compared to $9.234 million for 2006, an increase of 7%.  Earnings per share for 2007 were $1.27 and $1.25 on a basic and diluted basis, compared to $1.21 and $1.18 in the prior year, increases of 5% and 6%, respectively.

Net Interest Income

The company’s net interest income was $40.7 million for the year ended December 31, 2007, a decrease of $881 thousand, or 2%, over the prior year. The decrease was primarily due to a decline in net interest margin as discussed below, partially offset by an increase in interest income, due to an increase in average loan balances.  Total interest and dividend income for the 2007 period increased by $4.5 million, while total interest expense increased by $5.4 million over the prior year.

Net Interest Margin

Tax equivalent net interest margin decreased by 33 basis points, to 4.45% for the year ended December 31, 2007, compared to 4.78% for the prior year. The decrease in margin was primarily due to a 49 basis point increase in the total cost of funds, partially offset by a 14 basis point increase in the yield on interest earning assets.   The basis point increases were primarily due to increases in market interest rates.  In addition, the increase in cost of funds was impacted by a shift in the funding mix from lower-costing deposits to higher-costing deposits and the utilization of higher cost funding sources to support loan growth.

Interest Income

Total interest income for the year ended December 31, 2007 was $65.0 million, an increase of $4.5 million, or 7%, over the prior year.  The increase resulted primarily from an increase in the average balance of interest earning assets of $46.7 million, or 5%, to $936.7 million for the year ended December 31, 2007, and, to a lesser extent, an increase in the average tax equivalent yield on interest earning assets of 14 basis points, to 7.05% due to the higher market interest rates during the period.

Average loan balances increased $60.6 million, or 8%, compared to the prior year, and amounted to $793.4 million, while the average balance of investments decreased by $14.0 million, or 9%, to $143.3 million for the year ended December 31, 2007.

This shift in average balances from lower yielding investments into higher yielding loans, coupled with the higher market interest rates over the period, resulted in the increase in the average tax equivalent yield on interest earning assets to 7.05%, with loan yields increasing 6 basis points to 7.44% and the tax equivalent yield realized on investments increasing 20 basis points to 4.89%.  Loan yields, though higher than the prior year, were relatively flat during the first three quarters of 2007, but declined during the fourth quarter. This is primarily a result of recent prime rate decreases that began in September 2007. Interest income on loans increased $5.0 million over the comparable year.

Investment yields have increased as a result of sales of lower yielding securities in the fourth quarter of 2006, as well as investments purchased in 2007 at higher market rates. Income on investment securities and total short-term investments (together, “investments”) decreased $433 thousand compared to the prior year.

Interest Expense

Total interest expense amounted to $24.4 million, an increase of $5.4 million compared to the prior year.  The increase resulted primarily from an increase in the average cost of total funds, and to a lesser extent an increase in the average balance of total funding sources.  The average cost of total funds increased to 2.68% for the year ended December 31, 2007 compared to 2.19% in the prior year.  This increase in total cost of funds was primarily due to increased market interest rates and the shift in funding mix from lower costing deposits to higher cost funding sources. Funding costs increased during the first three quarters of 2007, but declined slightly during the fourth quarter. This is primarily a result of market rate decreases that began in September 2007. Overall the average balance of total funding sources increased 5% over the prior year.

Interest expense on interest checking, savings and money market accounts increased $1.4 million over the comparable year. This increase resulted from a 37 basis point increase in the average cost of these accounts to 2.02%, due to higher market interest rates, partially offset by a reduction in the average balance of these accounts by 2% over the prior year.

Interest expense on CDs increased $3.8 million over the prior year primarily due to an increase in the average balance of CDs and to a lesser extent due to an increase in the average cost of CDs. The average balance of CDs increased by $50.6 million, or 22% over the prior year. The increase in the average CD balances resulted from a $28.4 million, or 47%, increase in the average balance of brokered CDs and a $22.1 million, or 13%, increase in the average balance of CDs generated from bank customers.   The average cost of certificates of deposit increased 60 basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to higher market rates, consumer price sensitivity and the higher costing brokered CD balances.

Interest expense on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, increased by $180 thousand, or 20% over the prior year.  The average balance of borrowed funds, primarily FHLB borrowings, increased by $2.6 million. The average cost of borrowed funds increased 27 basis points, to 4.94%, for the year ended December 31, 2007, due to increased market interest rates over the prior year. These market rates were relatively flat for most of 2007 and began declining in September 2007.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2007 and 2006.

The average balance of non-interest bearing demand deposits remained relatively consistent at $165.7 million and $166.0 million, and represented 18% and 19% of total average funding sources for the year ended December 31, 2007 and 2006, respectively. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $1.0 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The reduced provision reflects the continued favorable asset quality during the period, the level of loan growth, and the low level of charge-offs during 2007. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Risk Elements/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2007 increased $3.3 million, or 48%, compared to 2006. The primary components of the increase were increases in net gains on sales of investment securities, deposit-service fees, investment-advisory fees, and bank-owned life insurance income. Non-interest income, excluding net gains/losses on investment securities, increased $1.4 million, or 20%, over the prior year.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Change

Investment advisory fees	$3,177	$2,735	$442
Deposit service fees	2,848	2,302	546
Bank-owned life insurance income	602	391	211
Net gains (losses) on sales of investment securities	1,655	(204)	1,859
Gains on sales of loans	201	147	54
Other income	1,625	1,445	180

Total non-interest income	$10,108	$6,816	$3,292

Investment-advisory fees increased by $442 thousand, or 16%, in 2007 compared to 2006. The change resulted from new business generated and increases in the value of the portfolio due to increases in market values.

Deposit-service fees increased by $546 thousand, or 24%, in 2007 compared to 2006. The increase resulted primarily from increased fee income on commercial deposit accounts attributed to lower earnings credit rates paid, as a result of decreases in market rates during the period and increased overdraft fees earned. The earnings credit rate allows customers to earn credit on deposit balances, which are used to offset service charges.

Bank-owned life insurance income increased $211 thousand, or 54%, due primarily to income on additional policies purchased in the second quarter of 2006.

The net gain on the sales of investment securities in 2007 and the net loss in 2006 resulted from sales of $9.9 million and $19.9 million, respectively, in those periods. The realized gains in the current year resulted primarily from sales in the equity portfolio. The net losses realized in 2006 primarily resulted from management’s decision to sell a portion of lower yielding fixed income securities in December of that year.

Included in the increase in other income was $112 thousand in purchased tax credit income.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2007, increased $2.3 million, or 7%, compared to 2006.  The primary components of the increase were salaries and benefits and occupancy costs.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Change

Salaries and employee benefits	$21,044	$19,169	$1,875
Occupancy expenses	6,470	6,095	375
Audit, legal and other professional fees	1,487	1,447	40
Advertising and public relations	1,389	1,372	17
Supplies and postage	896	874	22
Investment advisory and custodial expenses	498	500	(2)
Other operating expenses	3,060	3,083	(23)

Total non-interest expense	$34,844	$32,540	$2,304

Salaries and benefits expense increased $1.9 million, or 10% over the prior year. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives and salary adjustments. Increases in health insurance premiums, taxes, performance based incentive compensation and employee stock compensation expense also contributed to the increase in salaries and benefits.

Occupancy expenses increased $375 thousand, or 6%, compared to the prior year, primarily due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the company’s growth and strategic initiatives.

Income Tax Expense

Income tax expense for the year ended December 31, 2007 and December 31, 2006 was $5.0 million and $5.3 million, respectively. The effective tax rate for the year ended December 31, 2007 and December 31, 2006 was 33.8%, and 36.7%, respectively. The decrease in the effective tax rate in 2007 as compared to 2006 is primarily due to increased levels of non-taxable income on certain tax-exempt investments and loans, non-taxable income on BOLI, and the impact on state taxes of the company’s two security corporations that were formed in the fourth quarter of 2007.

COMPARISON OF YEARS ENDED DECEMBER 31, 2006 AND 2005

Unless otherwise indicated, the reported results are for the year ended December 31, 2006 with the “comparable year” or “prior year” being the year ended December 31, 2005.

Net Income

The company had net income in 2006 of $9.2 million compared to $8.4 million for 2005, an increase of 10%.  Earnings per share for 2006 were $1.21 and $1.18 on a basic and diluted basis, compared to $1.13 and $1.09 in 2005, increases of 7% and 8%, respectively.

Net Interest Income

The company’s net interest income was $41.6 million for the year ended December 31, 2006, an increase of $3.5 million, or 9%, over 2005. The primary driver of the increase was a $107.4 million, or 17%, increase in average loan balances, partially offset by funding costs rising more rapidly than asset yields during the year (i.e., net interest margin decreased).

Net Interest Margin

Tax equivalent net interest margin decreased by 4 basis points, to 4.78% for the year ended December 31, 2006, compared to 4.82% for the prior year. The decrease in margin was due to an 83 basis point increase in the yield on interest earning assets, exceeded by a 91 basis point increase in the total cost of deposits and borrowed funds (“cost of funds”).  The primary reason for the yield increases were higher market interest rates during the 2006 period. The increase in cost of funds exceeded asset yields mainly due to the flat yield curve and the timing of rate adjustments.  Asset yields re-priced more quickly than funding costs over the rising rate cycle that began in mid 2004.  On an incremental basis, funding cost increases caught up to the previously realized asset yield increases in the latter half of 2006.

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

Interest income on loans increased by $13.0 million, or 32%, for the year ended December 31, 2006 to $54.1 million.  For the year ended December 31, 2006, the average loan balance increased by $107.4 million, or 17%, while the average rate earned on loans increased by 81 basis points to 7.38%.  The increase in loan yield was driven by the higher market rates, as variable rate loans indexed to Prime re-priced to the higher market rates over the 2006 period.

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

The average balance on certificates of deposit increased by $94.7 million, or 68% over the prior year, to $234.5 million for the year ended December 31, 2006. The increase resulted from customers seeking higher rate deposit products as interest rates rose in 2005 and 2006.  Also, in late 2005 the company began to utilize brokered certificates of deposit as an alternative funding source.  The average balance in brokered certificates of deposit increased $61.0 million in 2006 compared to 2005.  The average interest rate on certificates of deposit increased 179 basis points for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in deposit rates during the 2006 period was primarily due to higher market rates and the increased use of brokered deposits, which are generally more rate sensitive than internally generated deposits.

Interest expense on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, increased by $93 thousand over 2005.  The average balance of borrowed funds for the year ended December 31, 2006 decreased by $2.6 million, to $19.4 million. The average cost of borrowed funds increased 98 basis points, to 4.67%, for the year ended December 31, 2006, due to the increase in market interest rates.

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

Provision for Loan Losses

The provision for loan losses was $1.3 million and $1.1 million for the years ended December 31, 2006 and 2005, respectively.  Net charge-offs for 2006 were $369 thousand compared to net charge-offs of $8 thousand for 2005. The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio, including the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, levels of charge-offs and recoveries during the period, growth of outstanding loans and inherent risks in the nature of the loan portfolio. Despite the growth in the company’s loan portfolio, there were no material changes to the company’s underwriting practices or the methodology used to estimate loan loss exposure. The provision for loan losses is a significant factor in the company’s operating results.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income was $6.8 million for the year ended December 31, 2006, an increase of $381 thousand compared to 2005. The primary components of the increase were increases in investment advisory fees and BOLI income, partially offset by losses on sales of investment securities.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Change

Investment advisory fees	$2,735	$2,262	$473
Deposit service fees	2,302	2,158	144
Bank-owned life insurance income	391	88	303
Net gains (losses) on sales of Investment securities	(204)	191	(395)
Gains on sales of loans	147	246	(99)
Other income	1,445	1,490	(45)

Total non-interest income	$6,816	$6,435	$381

Investment advisory fees increased by $473 thousand, or 21%, in 2006 compared to 2005. The increase resulted from new business generated in 2006 and 2005 and an increase in fees earned per average asset due to the company’s restructured fee schedule implemented in mid-2005, and 401(k) referral fees of $73 thousand earned in 2006.

Income from BOLI amounted to $391 thousand and increased $303 thousand in 2006 compared to 2005.  The increase resulted from a full year of activity and from additional purchases in 2006.  The average balance was $8.4 million for the year ended December 31, 2006 compared to $2.6 million for the same period in 2005, reflecting purchases made in 2005 and 2006.

Net gains or losses on the sales of investment securities amounted to a loss of $204 thousand and a gain of $191 thousand for the years ended December 31, 2006 and 2005, respectively.  The net loss in 2006 and net gain in 2005 resulted from sales of $19.9 million and $1.5 million, respectively, in those periods. The net losses realized in 2006 primarily resulted from management’s decision to sell a portion of the fixed income portfolio in December based on the expectation of improving net interest income in subsequent reporting periods through reinvestment at higher yields or through paydowns of borrowed funds and brokered deposits.

Non-Interest Expense

Non-interest expense was $32.5 million for the year ended December 31, 2006 an increase of $2.3 million, or 8%, compared to 2005.  The primary components of the increase were salaries and benefits, occupancy costs, advertising and public relations and other operating expenses.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	Change

Salaries and employee benefits	$19,169	$18,326	$843
Occupancy expenses	6,095	5,537	558
Audit, legal and other professional fees	1,447	1,273	174
Advertising and public relations	1,372	875	497
Supplies and postage	874	862	12
Investment advisory and custodial expenses	500	505	(5)
Other operating expenses	3,083	2,857	226

Total non-interest expense	$32,540	$30,235	$2,305

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

Other operating expenses increased $226 thousand, or 8%, to $3.1 million in 2006.  The increases in this category were due primarily to the company’s growth and related increases in business development costs, courier services, staff development initiatives, and expense related to BOLI, partially offset by reductions in ATM network/ telecommunication charges and security related expenses.

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

Recent Accounting Pronouncements

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Upon adoption of EITF No. 06-4, on January 1, 2008, the company recorded a cumulative-effect adjustment to retained earnings of approximately $1 million. Management has determined the effect of adoption did not have a material impact on the company’s financial position or regulatory capital levels.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value based on the exchange price notion and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), with the intention to increase consistency and comparability in fair value measurements. This Standard also expands the required disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement establishes a fair value hierarchy segregating fair value measurements using (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs; (Level 3) significant unobservable inputs.  The expanded disclosures focus on the inputs used to measure fair value and the effects of the measurements on earnings within Level 3 of the fair value hierarchy.  SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management does not anticipate that the adoption of SFAS No. 157 will have a material impact on the company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment for FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   This Statement allows the fair value option to be applied to eligible items, irrevocably, on an instrument by instrument basis with unrealized gains and losses on the instruments reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.   Early adoption was permitted as of the beginning of a

fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157.  This statement permits application to eligible items existing at the effective date (or early adoption date).  Management adopted SFAS No 159 as of January 1, 2008 and did not choose the fair value option under this statement for any assets or liabilities.  The adoption did not have a material impact on the company’s financial position or results of operations.

In December 2007, the FASB issued SFAS 141R, “Business Combinations”. This revised statement replaces SFAS No. 141, “Business Combination”, but retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of Statement 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS 141R.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the company is positioned to react to changing interest rates and inflationary trends.  In particular additional information related to the net interest margin sensitivity analysis is contained in Item 7A and other maturity and repricing information of the company’s investment securities, certificates of deposits and borrowed funds is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition” in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The company’s primary market risk is interest rate risk and interest rate risk management is centered on the company’s Asset-Liability Committee (“the committee”). The committee is comprised of five outside directors of the company and three executive officers of the company, who are also members of the board of directors. In addition, several directors who are not on the committee rotate in on a regular basis. Annually, the committee approves the company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the company’s liquidity and capital ratios.

The asset-liability management strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability management strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the company, anticipated growth and other factors.

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

At December 31, 2007 management considers the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

During 2007 the interest rate environment had aspects of a flat yield curve scenario. In late 2007 and early 2008 the interest rate environment has shifted and the company has begun to experience the aspects of a declining yield curve scenario. Rates on earning assets have repriced downward, while rates on borrowings and deposits have declined at a slower pace due to market conditions. As such net interest margin compression may continue into 2008.

It should be noted that the interest rate scenarios used do not necessarily reflect management’s view of the “most likely” change in interest rates over the next 24 months.  Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the company.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2007, assuming a parallel yield curve shift and gradual interest rate changes applied over the first twelve months.

	December 31,2007
(Dollars in thousands)	Rates Fall 200 BP	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$106,765	$118,406	$128,524
Collateralized mortgage obligations and other mortgage backed securities	6,959	7,016	6,725
Other investments	4,790	5,361	6,277
Total interest income	118,514	130,783	141,526

Interest Earning Liabilities:
Certificates of deposit	20,570	25,250	29,930
Interest bearing checking, money market, savings	12,394	16,236	20,079
Borrowed funds	5,236	7,257	9,280
Junior subordinated debentures	2,356	2,356	2,356
Total interest expense	40,556	51,099	61,645

Net interest income	$77,958	$79,684	$79,881

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

Item 8.            Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
(Dollars in thousands)

Assets
Cash and cash equivalents:
Cash and due from banks	$24,930	$35,583
Short-term investments	7,788	15,304
Total cash and cash equivalents	32,718	50,887

Investment securities at fair value	145,517	131,540
Loans, less allowance for loan losses of $13,545 and $12,940 at December 31, 2007 and 2006, respectively	820,274	748,173
Premises and equipment	19,296	16,015
Accrued interest receivable	5,777	5,464
Deferred income taxes, net	7,722	6,861
Bank-owned life insurance	12,736	12,212
Prepaid expenses and other assets	7,250	1,976
Income taxes receivable	378	—
Core deposit intangible, net of amortization	342	475
Goodwill	5,656	5,656

Total assets	$1,057,666	$979,259

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$868,786	$867,522
Borrowed funds	81,429	15,105
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	6,245	6,567
Income taxes payable	—	92
Accrued interest payable	3,369	2,105

Total liabilities	970,654	902,216

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,912,715 and 7,722,288 shares issued and outstanding at December 31, 2007 and 2006, respectively	79	77
Additional paid-in capital	28,051	25,806
Retained earnings	58,527	51,127
Accumulated other comprehensive income	355	33

Total stockholders’ equity	87,012	77,043

Total liabilities and stockholders’ equity	$1,057,666	$979,259

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share data)	2007	2006	2005

Interest and dividend income:
Loans	$59,065	$54,106	$41,083
Investment securities	5,671	5,997	6,996
Total short-term investments	301	408	227
Total interest and dividend income	65,037	60,511	48,306

Interest expense:
Deposits	22,093	16,866	8,212
Borrowed funds	1,088	908	815
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	24,358	18,951	10,204

Net interest income	40,679	41,560	38,102

Provision for loan losses	1,000	1,259	1,135
Net interest income after provision for loan losses	39,679	40,301	36,967

Non-interest income:
Investment advisory fees	3,177	2,735	2,262
Deposit service fees	2,848	2,302	2,158
Bank-owned life insurance	602	391	88
Net gains (losses) on sales of investment Securities	1,655	(204)	191
Gains on sales of loans	201	147	246
Other income	1,625	1,445	1,490
Total non-interest income	10,108	6,816	6,435

Non-interest expense:
Salaries and employee benefits	21,044	19,169	18,326
Occupancy expenses	6,470	6,095	5,537
Audit, legal and other professional fees	1,487	1,447	1,273
Advertising and public relations	1,389	1,372	875
Supplies and postage	896	874	862
Investment advisory and custodial expenses	498	500	505
Other operating expenses	3,060	3,083	2,857
Total non-interest expense	34,844	32,540	30,235

Income before income taxes	14,943	14,577	13,167
Income tax expense	5,045	5,343	4,753

Net income	$9,898	$9,234	$8,414

Basic earnings per share	$1.27	$1.21	$1.13

Diluted earnings per share	$1.25	$1.18	$1.09

Basic weighted average common shares outstanding	7,819,160	7,661,178	7,468,498

Diluted weighted average common shares outstanding	7,913,006	7,821,297	7,690,526

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

	Common Stock
(Dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	7,380,326	$74	$22,561	$37,408		$1,641	$61,684
Comprehensive income
Net Income				8,414	$8,414		8,414
Other comprehensive loss, net					(2,174)	(2,174)	(2,174)
Total comprehensive income					$6,240
Tax benefit from exercise of stock options			104				104
Common stock dividend paid ($0.24 per share)				(1,788)			(1,788)
Common stock issued under dividend reinvestment plan	59,920	1	870				871
Stock-based compensation	29,660	—	215				215
Stock options exercised	124,362	1	503				504
Balance at December 31, 2005	7,594,268	$76	$24,253	$44,034		$(533)	$67,830
Comprehensive income
Net Income				9,234	$9,234		9,234
Other comprehensive income, net					566	566	566
Total comprehensive income					$9,800
Tax benefit from exercise of stock options			22				22
Common stock dividend paid ($0.28 per share)				(2,141)			(2,141)
Common stock issued under dividend reinvestment plan	58,623	—	944				944
Stock-based compensation	—	—	292				292
Stock options exercised	69,397	1	295				296
Balance at December 31, 2006	7,722,288	$77	$25,806	$51,127		$33	$77,043
Comprehensive income
Net Income				9,898	$9,898		9,898
Other comprehensive income, net					322	322	322
Total comprehensive income					$10,220
Tax benefit from exercise of stock options			16				16
Common stock dividend paid ($0.32 per share)				(2,498)			(2,498)
Common stock issued under dividend reinvestment plan	70,675	1	1,057				1,058
Stock-based compensation	10,575	—	575				575
Stock options exercised	109,177	1	597				598
Balance at December 31, 2007	7,912,715	$79	$28,051	$58,527		$355	$87,012

Disclosure of other comprehensive income (loss):	2007	2006	2005
Gross unrealized holding gains (losses) arising during the period	$2,200	$719	$(3,474)
Income tax benefit (expense)	(800)	(268)	1,425
Net unrealized holding gains (losses), net of tax	1,400	451	(2,049)
Reclassification adjustment for net gains (losses) included in net income
Net realized gains/(losses) on sales of securities during the period	1,655	(204)	191
Income tax benefit (expense)	(577)	89	(66)
Reclassification adjustment, net of tax	1,078	(115)	125
Other comprehensive income (loss), net of reclassification	$322	$566	$(2,174)

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$9,898	$9,234	$8,414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,000	1,259	1,135
Depreciation and amortization	2,490	2,571	2,652
Amortization of intangible assets	133	133	133
Stock-based compensation expense	573	459	215
Mortgage loans originated for sale	(20,496)	(16,094)	(23,112)
Proceeds from mortgage loans sold	20,978	15,959	23,192
Gains on sales of loans	(201)	(147)	(246)
Net (gains)losses on sales of investments	(1,655)	204	(191)
Income on bank-owned life insurance, net	(548)	(339)	(87)
Change in income taxes	1,103	840	852
Tax benefit from exercise of stock options	—	—	104
(Increase) decrease in:
Accrued interest receivable	(313)	(576)	(1,259)
Prepaid expenses and other assets	(4,631)	416	5,236
Deferred income taxes	(1,084)	(1,009)	(603)
Increase (decrease) in:
Accrued expenses and other liabilities	(362)	1,838	1,985
Accrued interest payable	1,264	933	432
Net cash provided by operating activities	8,149	15,681	18,852
Cash flows from investing activities:
Net decrease in other short-term investments	—	—	8,200
Proceeds from sales of investment securities	11,562	19,713	1,677
Proceeds from maturities, calls and pay-downs of investment securities	15,872	20,145	39,739
Purchase of investment securities	(39,235)	(14,340)	(14,213)
Purchase of tax credits	(1,735)	—	(1,468)
Net increase in loans	(73,648)	(61,474)	(129,109)
Additions to premises and equipment, net	(5,920)	(6,945)	(2,007)
Net withdrawals/(purchases) of bank-owned life insurance	24	(7,996)	(1,878)
Net cash used in investing activities	(93,080)	(50,897)	(99,059)
Cash flows from financing activities:
Net increase in deposits	1,264	92,135	6,743
Net increase (decrease) in borrowed funds	66,324	(43,534)	54,988
Cash dividends paid	(2,498)	(2,141)	(1,788)
Proceeds from issuance of common stock	1,058	944	871
Proceeds from exercise of stock options	598	296	504
Tax benefit from exercise of stock options	16	22	—
Net cash provided by financing activities	66,762	47,722	61,318

Net increase (decrease) in cash and cash equivalents	(18,169)	12,506	(18,889)
Cash and cash equivalents at beginning of year	50,887	38,381	57,270

Cash and cash equivalents at end of year	$32,718	$50,887	$38,381
Supplemental financial data:
Cash Paid For: Interest	$24,358	$18,018	$9,772

Income taxes	5,013	5,500	4,447
Supplemental schedule of non-cash investing activity: Transfer from loans to other real estate owned	266	—	—

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the “company”) include the accounts of the company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “bank”). The bank is a Massachusetts trust company organized in 1989. Substantially all of the company’s operations are conducted through the bank.

The bank has five wholly owned subsidiaries. The bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively. In addition, the bank has three subsidiary security corporations (Enterprise Security Corporation, Enterprise Security Corporation II, and Enterprise Security Corporation III), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the bank itself would be allowed to conduct under applicable laws.

Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory services, trust and insurance services. The services offered through the bank and subsidiaries are managed as one strategic unit and represent the company’s only reportable operating segment.

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

(c) Short-term Investment Securities

The company utilizes short-term investments to earn returns on short-term excess liquidity. The company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents. Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates. The company’s cash equivalent short-term investments may be comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

maturities of less than ninety days. Short-term investments not carried as cash equivalents would be classified as “other short-term investments”. The company had no “other short-term investments” at December 31, 2007 or 2006.

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

As of the balance sheet dates all of the company’s investment securities (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. The company regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired. Management’s assessment includes evaluating the credit quality of the issuer, if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss. If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value and the loss is charged to net gains (losses) on sales of investment securities.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(e) Loans

Loans made by the company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit. The company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit. Most loans granted by the company are collateralized by real estate or equipment and/or are guaranteed by the principals of the borrower. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy, among other factors.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

Loans held for sale are carried at the lower of aggregate amortized cost or market value. All loans sold to date have been sold without recourse. When loans are sold a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

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

The company accounts for impaired loans in accordance with the terms of SFAS 114. Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected. The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification. Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.  When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan’s carrying value against either 1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan up to the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such groups may include residential mortgage loans and consumer loans, that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.

Loans are designated as “restructured” when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. Restructured loans are generally included in the impaired loan category.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Real estate acquired by the company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

The company uses a systematic process to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of these groups, including  historical charge-off and recovery experience, the growth, composition and size of the loan portfolio, trends in delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.

The company’s credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses.  Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the credit department, an external loan review service, reviews by members of senior management and the Loan Committee of the board of directors.  Loans which are evaluated to be of weaker credit quality are considered “classified” and are reviewed on a more regular basis by management.

Individual commercial loans deemed to be impaired are analyzed for loss exposure using one of the acceptable methods prescribed in the SFAS 114, while portfolios of more homogenous populations of loans, such as residential mortgages and consumer loans, are analyzed at a group level.

On a quarterly basis, the company prepares an estimate of the necessary reserves.   Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative and qualitative factors identified above.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the board of directors and the full board itself.

Management believes that the allowance for loan losses is adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the company’s allowance for loan losses.  Such agencies may require the company to recognize additions to the allowance based on judgments different from those of management.

(g) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements as follows:

Buildings, renovations and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 7 years

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

(i) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the company’s consolidated financial statements were $5.7 million and $342 thousand, respectively, at December 31, 2007 and $5.7 million and $475 thousand, respectively, at December 31, 2006. Both of these assets are related to the company’s acquisition of two branch offices in July 2000.

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

The company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charged to operations.  Accumulated amortization expense related to core deposit intangible asset was $992 thousand at December 31, 2007.  Amortization expense is expected to amount to $133 thousand for each of the years ended December 31, 2008 and 2009, and $77 thousand in 2010.

Based on these impairment reviews the company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2007.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 was adopted on January 1, 2007.  The adoption of FIN 48 did not have a material impact on the company’s financial position or results of operation.

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

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2007 or December 31, 2006.  The Company’s tax years beginning after December 31, 2004 are open to federal and state income tax examinations.

(k) Investment Assets Under Management

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the company.  Investment assets under management, consisting of assets managed by the investment advisory group and the commercial sweep product, totaled $573.6 million and $502.1 million at December 31, 2007 and 2006, respectively.  Fee income is reported on an accrual basis.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2007	2006	2005
Basic weighted average common shares outstanding	7,819,160	7,661,178	7,468,498
Dilutive shares	93,846	160,119	222,028
Diluted weighted average common shares outstanding	7,913,006	7,821,297	7,690,526

Basic Earnings per share	$1.27	$1.21	$1.13
Effect of dilutive shares	(0.02)	(0.03)	(0.04)
Diluted Earnings per share	$1.25	$1.18	$1.09

At December 31, 2007 and 2006 there were 526,281 and 16,000 outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price.  These options, which were not dilutive as of the calculation date, may potentially dilute earnings per share in the future.

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

(o) Derivatives

The company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold this residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At December 31, 2007, the estimated fair value of the company’s derivative instruments were considered to be immaterial.

(p) Recent Accounting Pronouncements

In September 2006 the FASB’s Emerging Issues Task Force reached a consensus regarding Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  The Task Force affirmed that an employer should recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  The liability and related compensation cost are to be determined in accordance with the appropriate previously issued financial standards. The Task Force concluded that this Issue should be effective through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all prior periods.   The Task Force reached a consensus that this Issue should be effective for fiscal years beginning after December 15, 2007. Upon adoption of EITF No. 06-4, on January 1, 2008, the company recorded a cumulative-effect adjustment to retained earnings of approximately $1 million. Management has determined the effect of adoption did not have a material impact on the company’s financial position or regulatory capital levels.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value based on the exchange price notion and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), with the intention to increase consistency and comparability in fair value measurements. This Standard also expands the required disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

require any new fair value measurements. However, for some entities, the application of this Statement will change current practice related to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This Statement establishes a fair value hierarchy segregating fair value measurements using (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs; (Level 3) significant unobservable inputs.  The expanded disclosures focus on the inputs used to measure fair value and the effects of the measurements on earnings within Level 3 of the fair value hierarchy.  SFAS No. 157 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.  In November 2007, the FASB proposed a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Management does not anticipate that the adoption of SFAS No. 157 will have a material impact on the company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment for FASB Statement No. 115”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.   This Statement allows the fair value option to be applied to eligible items, irrevocably, on an instrument by instrument basis with unrealized gains and losses on the instruments reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years.   Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157.  This statement permits application to eligible items existing at the effective date (or early adoption date).   Management adopted SFAS No. 159 as of January 1, 2008 and did not choose the fair value option under this statement for any assets or liabilities.  The adoption did not have a material impact on the company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This revised statement replaces SFAS No. 141, “Business Combination”, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS No. 141R’s scope is broader than that of SFAS No. 141. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.   For any business combinations entered into by the Company subsequent to January 1, 2009, the Company will be required to apply the guidance in SFAS No. 141R.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(2)           Investment Securities

The amortized cost and estimated fair values of investment securities at December 31, 2007 and 2006 are summarized as follows:

	2007
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$12,519	$39	$15	$12,543
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	62,397	255	434	62,218
Municipal securities	59,372	865	188	60,049
Total fixed income securities	134,288	1,159	637	134,810
FHLB stock, at cost(2)	3,895	—	—	3,895
Equity investments	6,952	248	388	6,812
Total investment securities	$145,135	$1,407	$1,025	$145,517

	2006
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Federal agency obligations(1)	$10,481	$—	$76	$10,405
CMO/MBS	62,613	—	1,182	61,431
Municipal securities	48,382	815	435	48,762
Total fixed income securities	121,476	815	1,693	120,598
Certificates of Deposit	1,033	—	—	1,033
FHLB stock, at cost(2)	1,428	—	—	1,428
Equity investments	7,766	791	76	8,481
Total investment securities	$131,703	$1,606	$1,769	$131,540

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired at December 31, 2007 and 2006.

	2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$6,439	15	—	—	6,439	15
CMO/MBS	18,886	60	30,418	374	49,304	434
Municipal securities	5,520	109	13,913	79	19,433	188
Equity investments	3,769	388	—	—	3,769	388
Total temporarily impaired securities	$34,614	572	44,331	453	78,945	1,025

	2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$—	$—	$10,384	$76	$10,384	$76
CMO/MBS	3,647	26	57,782	1,156	61,429	1,182
Municipal securities	2,526	12	21,732	423	24,258	435
Equity investments	618	54	115	22	733	76
Total temporarily impaired securities	$6,791	$92	$90,013	$1,677	$96,804	$1,769

At December 31, 2007, the company had fixed income securities with unrealized losses totaling $637 thousand.  The decline in market value at the year end date was due to interest rate volatility and not credit quality as all of these securities were AAA credit rated.  Therefore, the unrealized losses were not considered other-than-temporary in nature.  In addition the company has the ability and intent to hold these investments until a market price recovery or maturity.

At December 31, 2007, the company’s equity security portfolio had 6 mutual funds with unrealized losses totaling $388 thousand.  These unrealized losses were due to normal market volatility and the mutual funds were not considered other-than-temporarily impaired. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss.  Upon such review, there were no securities at December 31, 2007 that were considered other than temporarily impaired.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The contractual maturity distribution of total fixed income securities at December 31, 2007 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$8,418	6.3%	$8,403	6.2%
After one but within three years	19,016	14.2%	19,038	14.1%
After three but within five years	14,406	10.7%	14,495	10.8%
After five but within ten years	38,477	28.6%	38,836	28.8%
After ten years	53,971	40.2%	54,038	40.1%
Total fixed income securities	$134,288	100.0%	$134,810	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with amortized cost and fair values of $52.5 million and $53.1 million, respectively, at December 31, 2007.

At December 31, 2007, securities with a fair value of $22.5 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (note 7) and securities with a fair value of $2.0 million were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2006, securities with a fair value of $25.1 million and $2.0 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.  At December 31, 2005, securities with a fair value of $12.5 million and $1.9 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.

Securities designated as qualified collateral for FHLB borrowing capacity amounted to $54.2 million, $46.2 million and $81.2 million at December 31, 2007, 2006 and 2005, respectively.

Sales of investment securities for the years ended December 31, 2007, 2006, and 2005 are summarized as follows:

(Dollars in thousands)	2007	2006	2005
Amortized cost of securities sold	$9,908	$19,917	$1,486
Gross realized gains on sales	1,674	149	246
Gross realized losses on sales	(19)	(353)	(55)
Total proceeds from sales of investment securities	$11,563	$19,713	$1,677

Tax exempt interest earned on the municipal securities portfolio was $2.1 million for the year ended December 31, 2007 and $2.0 million for each of the years ended December 31, 2006 and 2005, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(3)           Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

(Dollars in thousands)	2007	2006
Real estate:
Commercial real estate	$406,410	$368,621
Commercial construction	112,671	114,078
Residential mortgages	73,933	61,854
Residential construction	4,120	3,981
Loans held for sale	268	549
Total real estate	597,402	549,083

Commercial and industrial	188,866	164,865
Home equity	44,292	44,038
Consumer	4,493	4,307
Gross loans	835,053	762,293

Deferred loan origination fees, net	(1,234)	(1,180)
Total loans	833,819	761,113
Allowance for loan losses	(13,545)	(12,940)
Net loans and loans held for sale	$820,274	$748,173

Directors, officers, principal stockholders and their associates are credit customers of the company in the normal course of business.  All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the bank and do not involve more than a normal risk of collectibilty or present other features unfavorable to the bank.

As of December 31, 2007 and 2006, the outstanding loan balances to directors, officers, principal stockholders and their associates were $13.9 million and $10.0 million, respectively.  Unadvanced portions of lines of credit available to directors and officers were $3.1 million and $3.2 million, as of December 31, 2007 and 2006, respectively. During 2007, new loans and net increases in loan balances or lines of credit under existing commitments of $4.8 million were made and principal paydowns of $914 thousand were received.  All loans to these related parties are current.

At December 31, 2007 and 2006, the company was servicing residential mortgage loans owned by investors amounting to $14.1 million and $13.5 million, respectively.  Additionally, the company was servicing commercial loans participated out to various other institutions amounting to $6.8 million and $8.2 million at December 31, 2007 and 2006, respectively.

First lien 1-4 family residential mortgage loans designated as qualified collateral for FHLB borrowing capacity amounted to $58.2 million and $42.5 million at December 31, 2007 and 2006, respectively.  In 2007, the company increased its FHLB borrowing capacity by pledging additional commercial real estate, home equity and multi-family loans as collateral to the FHLB.  The additional commercial real estate, home equity and multi-family loan balances pledged at December 31, 2007 amounted to $161.1 million.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Non-performing assets at December 31 are summarized as follows:

(Dollars in thousands)	2007	2006

Commercial real estate	$2,161	$716
Commercial and industrial	1,124	980
Commercial construction	372	—
Residential	293	72
Consumer	6	17
Total non-accrual loans	$3,956	$1,785
Accruing loans > 90 days past due	—	7
Other real estate owned	200	—
Total non-performing assets	$4,156	$1,792

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2007 or 2006.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2007	2006	2005

Income in accordance with original loan terms	$423	$259	$210
Less income recognized	32	64	32
Reduction in interest income	$391	$195	$178

At December 31, 2007 and 2006, total impaired loans were $4.0 million and $1.8 million, respectively. The increase since December 2006 was mainly due to the addition of four commercial relationships added to non-accrual during the year.  Impaired loans included in non-accrual balances were $3.9 million and $1.7 million as of December 31, 2007 and 2006, respectively.  Accruing impaired loans amounted to $75 thousand and $80 thousand at December 31, 2007 and 2006, respectively. In the opinion of management, impaired loans totaling $195 thousand required specific reserve allocations of $195 thousand and impaired loans of $3.8 million required no specific reserve allocations at December 31, 2007.  In the opinion of management, there were no impaired loans requiring specific reserve allocations at December 31, 2006.

During the years ended December 31, 2007, 2006 and 2005, the average recorded value of impaired loans was $3.1 million, $1.8 million and $1.8 million, respectively. Included in the reduction in interest income in the table above is $384 thousand, $178 thousand and $174 thousand of interest income that was not recognized on loans that were deemed impaired as of December 31, 2007, 2006 and 2005 respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2007	2006	2005

Balance at beginning of year	$12,940	$12,050	$10,923
Provision charged to operations	1,000	1,259	1,135
Loan recoveries	256	210	119
Loans charged off	(651)	(579)	(127)
Balance at end of year	$13,545	$12,940	$12,050

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(4)                     Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2007	2006

Land	$2,833	$1,374
Buildings, renovations and leasehold improvements	18,499	16,215
Computer software and equipment	9,470	8,809
Furniture, fixtures and equipment	7,366	6,531
Total premises and equipment, before accumulated depreciation	38,168	32,929
Less accumulated depreciation	(18,872)	(16,914)

Total premises and equipment, net of accumulated depreciation	$19,296	$16,015

The company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2007 minimum lease payments for these operating leases were as follows(1):

(Dollars in thousands)
Payable in:
2008	$731
2009	483
2010	416
2011	287
2012	266
Thereafter	2,523

Total minimum lease payments	$4,706

(1)                                  In addition, on January 1, 2008, the company entered into a lease agreement for a planned branch location in Derry, NH, which calls for total lease payments of approximately $733 over the next ten years.

Total rent expense for the years ended December 31, 2007, 2006 and 2005 amounted to $991 thousand, $1.0 million, and $862 thousand, respectively.

(5)           Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2007	2006

Investments	$938	$840
Loans and loans held for sale	4,839	4,624

Total accrued interest receivable	$5,777	$5,464

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(6)           Deposits

Deposits at December 31st are summarized as follows:

(Dollars in thousands)	2007	2006

Non-interest demand deposits	$167,039	$169,910
Interest bearing checking	160,668	179,533
Savings	139,945	141,734
Money market	126,782	125,052
Certificates of deposit less than $100,000	102,358	95,651
Certificates of deposit of $100,000 or more	101,299	90,698
Brokered certificates of deposit	70,695	64,944
Total deposits	$868,786	$867,522

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $450 thousand and $506 thousand at December 31, 2007 and 2006, respectively.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2007:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than three months(1)	$73,496	$47,567	$121,063
Due in over three through twelve months(1)	86,077	46,789	132,866
Due in over one year through two years	11,158	6,024	17,182
Due in over two years through three years	2,322	919	3,241
Due in over three years	—	—	—
Total certificates of deposit	$173,053	$101,299	$274,352

(1)                                  The line items “Due in less than three months” and “Due in over three through twelve months” include individual brokered certificates of deposit totaling $38.3 million and $32.4 million, respectively, in the less than $100,000 category.

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $4.4 million, $3.2 million, and $1.3 million, in 2007, 2006 and 2005, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(7)           Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2007		2006		2005
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Securities sold under agreements to repurchase	$8,267	4.60%	$4,835	4.82%	$706	1.90%
Federal Home Loan Bank of Boston borrowings	73,162	3.64%	10,270	5.20%	57,933	4.17%
Total borrowed funds	81,429	3.74%	15,105	5.08%	58,639	4.14%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds anddebentures	$92,254	4.57%	$25,930	7.50%	$69,464	5.19%

Repurchase agreements for securities sold as of December 31, 2007 had terms ranging generally from one to six months, with a weighted average term of 72 days. Maximum amounts outstanding at any month end during 2007, 2006, and 2005 were $8.3 million, $6.7 million, and $6.4 million, respectively.

FHLB borrowings at December 31, 2007 consisted of overnight borrowings, short-term borrowings with a weighted average term of 11 months, and one term advance maturing in 5.5 years. Maximum amounts outstanding at any month end during 2007, 2006, and 2005 were $73.2 million, $31.9 million, and $59.0 million, respectively.

The contractual maturity distribution as of December 31, 2007, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 — 3 months		>3 — 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Repurchase	$—	—	$2,150	5.00%	$6,050	4.48%	$67	3.00%	$—	—
FHLB	45,830	3.00%	—	—	362	5.36%	26,500	4.68%	470	5.94%
Total borrowed funds	$45,830	3.00%	$2,150	5.00%	$6,412	4.53%	$26,567	4.68%	$470	5.94%

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and FHLB borrowings for the year ended December 31,

	2007		2006		2005
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$3,464	4.54%	$2,325	4.41%	$2,823	2.59%
FHLB advances	18,547	5.02%	17,100	4.71%	19,250	3.85%

Total	$22,011	4.94%	$19,425	4.67%	$22,073	3.69%

As a member of the FHLB, the bank has the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit for up to 5% of its total assets. Borrowings from the FHLB are secured by certain securities from the company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2007, based on qualifying collateral less outstanding advances, the bank had the capacity to borrow additional funds from the FHLB of up to approximately $97.7 million, which includes a pre-approved overnight line of credit in the amount of $11.0 million.

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

(8)           Stockholders’ Equity

The company’s authorized capital is divided into common stock and preferred stock. The company is authorized to issue 20,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Holders of common stock are entitled to one vote per share, and are entitled to receive dividends if and when declared by the board of directors. Dividend and liquidation rights of the common stock may be subject to the rights of any outstanding preferred stock.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.1 million, of the $2.5 million total dividends paid by the company in 2007, into 70,675 shares of the company’s common stock.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The company has maintained a shareholders rights plan since 1998.  The plan as originally adopted expired pursuant to its terms on January 13, 2008, and in conjunction with such expiration the company adopted a renewed shareholders rights plan containing terms that are substantially similar to the terms of the original plan.  Under the renewed plan, each share of common stock includes a right to purchase under certain circumstances one one-hundredth of a share of the company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $52.00 per one one-hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the company’s outstanding shares of common stock.  The rights will expire, unless earlier redeemed, exchanged, or otherwise rescinded by the company, on January 13, 2018.  The rights have no voting or dividend privileges, and unless and until they become exercisable have no dilutive effect on the earnings of the company.

Applicable regulatory requirements require the company and the bank to maintain total capital equal to 8.00% of risk-weighted assets (total capital ratio), Tier 1 capital equal to 4.00% of risk-weighted assets (Tier 1 capital ratio) and Tier 1 capital equal to 4.00% of average assets (leverage capital ratio).  Tier 1 capital, in the case of the company, is composed of common equity and, subject to regulatory limits, trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the company is composed of the allowance for loan losses up to 1.25% of risk-weighted assets).

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

Quantitative measures established by regulation to ensure capital adequacy require the company to maintain certain minimum capital amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 2007, that the company meets all capital adequacy requirements to which it is subject.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

As of December 31, 2007 and 2006, both the company and the bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the following table. The company’s and the bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
The Company
Total Capital (to risk weighted assets)	$101,661	11.44%	$71,099	8.00%	$88,874	10.00%

Tier 1 Capital (to risk weighted assets)	90,522	10.19%	35,549	4.00%	53,324	6.00%

Tier 1 Capital (to average assets)	90,522	8.84%	40,969	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$101,332	11.41%	$71,058	8.00%	$88,823	10.00%

Tier 1 Capital (to risk weighted assets)	90,199	10.15%	35,529	4.00%	53,294	6.00%

Tier 1 Capital (to average assets)	90,199	8.81%	40,940	4.00%	51,175	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
The Company
Total Capital (to risk weighted assets)	$91,237	11.37%	$64,196	8.00%	$80,245	10.00%

Tier 1 Capital (to risk weighted assets)	80,849	10.08%	32,098	4.00%	48,147	6.00%

Tier 1 Capital (to average assets)	80,849	8.47%	38,177	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$90,724	11.31%	$64,196	8.00%	$80,245	10.00%

Tier 1 Capital (to risk weighted assets)	80,336	10.01%	32,098	4.00%	48,147	6.00%

Tier 1 Capital (to average assets)	80,336	8.42%	38,150	4.00%	47,687	5.00%

*  For the bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the company.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(9)           Stock-Based Compensation Plans

The company currently has two individual stock incentive plans (the 1998 plan as amended in 2001, and the 2003 plan).  The plans permit the board of directors under various terms to grant both incentive and non-qualified stock options, stock appreciation rights and other rights for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued with or without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2007, 448,618 shares remain available for future grants under these plans.

To date the company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and stock in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $573 thousand, $460 thousand and $215 thousand for the years ended 2007, 2006 and 2005 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $201 thousand, $139 thousand and $89 thousand, for the years ended 2007, 2006 and 2005 respectively.

In February 2005, the company’s shares began trading on the NASDAQ National Market (now the NASDAQ Global Market) under the trading symbol “EBTC”, and all stock options and any other equity based compensation granted after this date utilize the company’s NASDAQ Global Market trading price for purposes of determining the fair market value of the common stock on the date of the grant. Prior to February 14, 2005, in the absence of an active trading market for the company’s common stock, the per share exercise price on all stock options granted had been determined on the basis of a fair market valuation provided to the company by an outside financial advisor, which does not necessarily reflect the actual prices at which shares of the common stock had been purchased and sold in privately negotiated transactions.

Stock Option Awards

SFAS 123(R) requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The company has estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group. Prior to the adoption of SFAS 123(R) on January 1, 2006, the company was not estimating forfeitures, but was rather adjusting pro forma compensation cost as actual forfeitures occurred, as permitted by SFAS 123. SFAS 123(R) did not require a cumulative adjustment at the time of adoption.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

All options that have been granted under the plans generally become exercisable at the rate of 25% per year.  In addition, options granted since June 2002 provide for full vesting upon attainment of age 62 while remaining employed with the bank.  All options granted prior to 1998 expire 10 years from the grant date.  Options granted from 1998 through 2004 and in 2007 expire 7 years from the grant date, and options granted in 2005 and 2006 expire 8 years from the grant date.

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

There were 127,600 options granted in 2007.  The per share weighted average fair value of stock options granted in 2007 was determined to be $3.69.  The weighted average fair value of the options was determined to be 22% of the market value of the stock at the date of grant.  The average assumptions used in the model for the 2007 grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 4.43%, 21%, 2.03% and 5.5, respectively.

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

The expected volatility is the anticipated variability in the company’s share price over the expected life of the option.  The company’s shares began trading on a public exchange in February 2005 and limited trading has occurred.  Management determined the company’s expected volatility by reviewing the historical volatility of peer financial institutions and a banking index, in addition to reviewing the company’s own limited trading history.

The expected life represents the period of time that the option is expected to be outstanding.  The company utilized the simplified method and under this method, the expected term equals the vesting term plus the contractual term divided by 2.

The dividend yield is the company’s annualized dividend rate divided by its share price.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

Stock option transactions during the year ended December 31, 2007 are summarized as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	675,450	$12.08	4.02
Granted	127,600	16.48
Exercised	(112,907)	5.79
Forfeited	(18,725)	15.01
Outstanding December 31, 2007	671,418	13.89	4.30	539,721

Vested and Exercisable at December 31, 2007	439,618	13.02	3.42	539,721

The aggregate intrinsic value in the table above represents the difference between the closing price of the company’s common stock on December 31, 2007 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2007. The intrinsic value will change based on the fair market value of the company’s stock.

Total intrinsic value of options exercised in 2007 was $1.1 million.  Cash received from option exercises was $598 thousand, $296 thousand and $504 thousand in 2007, 2006 and 2005, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $16 thousand, $22 thousand and $104 thousand in 2007, 2006, and 2005, respectively.  In accordance with SFAS 123(R), beginning in 2006 this excess tax benefit has been classified under the heading “Cash flows from financing activities” in the Consolidated Statement of Cash Flows.  Prior to the adoption of SFAS 123(R), the company presented the tax benefit of stock option exercises as operating cash flows.

Compensation expense recognized in association with the stock option awards amounted to $358 thousand and $243 thousand for the years ended 2007 and 2006, respectively.   The total tax benefit recognized related to the stock option expense was $113 thousand and $51 thousand for the years ended 2007 and 2006, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

In accordance with the modified prospective transition method of adoption of SFAS 123(R), the company’s Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R) or SFAS 123.  The pro forma table below reflects net income, basic and diluted earnings per share for year ended December 31, 2005 had the company determined stock-based compensation expense based on the fair value at the grant date for its options under SFAS 123:

(Dollars in thousands, except per share data)	2005

Net income as reported	$8,414
SFAS 123 compensation cost, net of tax	(251)
Pro forma net income	$8,163

Basic earnings per share as reported	$1.13
Pro forma basic earnings per share	1.09

Diluted earnings per share as reported	1.09
Pro forma diluted earnings per share	1.06

As of December 31, 2007, there was $502 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options.  That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

Restricted Stock Awards

The company has granted one restricted stock award, comprised of 17,500 shares, issued in September 2005.  The grant date fair value of the restricted stock awarded was $14.25 per share, which reflects the market value of the common stock on the grant date, based on the average of the high and low trade prices on that date.  There were no restricted stock awards granted or forfeited during 2007 or 2006.  The shares granted vest twenty percent per year starting on the first anniversary date of the award.  The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period.

Compensation expense recognized in association with the restricted stock award amounted to $50 thousand for both the years ended December 31, 2007 and 2006 and $17 thousand, for the year ended December 31, 2005.   The total tax benefit recognized related to the restricted stock compensation expense was $20 thousand for both 2007 and 2006, and $7 thousand for 2005.

As of December 31, 2007, 7,000 shares have vested and 10,500 remain unvested. As of December 31, 2007, there remained $133 thousand of unrecognized compensation expense related to the restricted stock award.  That cost is expected to be recognized over the remaining vesting period of 2.7 years.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

Total Director Compensation expense amounted to $256 thousand, $265 thousand and $283 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

Included in the 2007 expense were fees of $165 thousand, which represented 10,739 shares issued to Directors in January 2008, at a fair market value price of $15.40 per share, which reflected the value of the common stock on January 3, 2007.

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

The total tax benefit recognized related to the director stock compensation expense was $68 thousand, $68 thousand and $82 thousand, for the years ended 2007, 2006 and 2005 respectively.

(10)         Employee Benefit Plans

401 (k) Defined Contribution Plan

The company has a 401 (k) defined contribution employee benefit plan.  The 401 (k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their earnings to the plan.  A portion of the base percentage, as determined by the board of directors, is matched by the company.  No company contributions are made for supplemental contributions made by participants.  The percentage matched was 50%, 50% and 75% in 2007, 2006 and 2005, respectively up to the first 6% contributed by the employee. The company’s total expense for the 401 (k) plan match, including any discretionary match as discussed below, was $382 thousand, $374 thousand and $474 thousand, respectively, for the years ended December 31, 2007, 2006, and 2005.

All employees, at least 21 years of age, are immediately eligible to participate.  Vesting for the company’s 401 (k) plan contribution is based on years of service with participants becoming 20% vested after 2 years of service, increasing pro-rata to 100% vesting after 6 years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan administration fees.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Employee Bonus & Incentive Programs

The company’s bonus & incentive program includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the compensation committee of the board of directors.  Prior to 2007, the company maintained an additional supplemental bonus plan for certain senior officers. The plan provided for payment of cash bonuses based on the achievement of certain earnings per share goals as set by the compensation committee.

From time to time the company may also make an annual discretionary employer contribution to the 401 (k) plan of an additional percentage of employee contributions.

In 2007, 2006 and 2005 amounts charged to salaries and benefits under these programs were $1.0 million, $496 thousand and $1.7 million, respectively.

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

The objective of the Compensation Committee was to eliminate the compliance and tax concerns associated with the Executive Split Dollar Agreements while maintaining a level of retirement and insurance benefits for each of the executives that would be substantially equivalent to the benefits that had been anticipated under the Executive Split Dollar Agreements.  Based upon the consultant’s recommendations, in 2005 the Compensation Committee approved a restructuring of the executives’ supplemental retirement programs under which the executives assigned ownership of the life insurance policies subject to the Executive Split Dollar Agreements to the company, the Executive Split Dollar Agreements were terminated and the company entered into salary continuation and supplemental life insurance agreements with the executives.

The salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.  In addition, upon an executive’s death a death benefit will be paid to his designated beneficiaries.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

The amounts charged to expense for supplemental retirement programs was $678 thousand, $626 thousand and $664 thousand, for the years ended December 31, 2007, 2006 and 2005, respectively. The company anticipates accruing an additional $503 thousand to the plan for the year ending December 31, 2008.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2007	2006

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	1,799	1,173
Service cost	552	539
Interest cost	126	87
Benefit obligation at end of year	$2,477	$1,799

Funded status:
Accrued liability as of December 31	$(2,477)	$(1,799)

Discount rate used for benefit obligation	6.00%	6.00%

Net periodic benefit cost:
Service cost	$552	$539
Interest cost	126	87
	$678	$626

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

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2008	$98
2009	181
2010	244
2011	276
2012	276
2013-2017	1,379

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Bank Owned Life Insurance

The company has purchased bank owned life insurance on certain senior officers.  The cash surrender value carried on the balance sheet at December 31, 2007 and December 31, 2006 amounted to $12.7 million and $12.2 million, respectively. There are no associated surrender charges under the outstanding policies.

See note 9 “Stock-Based Compensation Plans” above, for additional information regarding employee benefits offered in the form of stock option awards.

(11)         Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2007	2006	2005

Current tax expense:
Federal	$4,464	$4,578	$3,734
State	1,665	1,774	1,622
Total current tax expense	6,129	6,352	5,356

Deferred tax benefit:
Federal	(853)	(813)	(416)
State	(231)	(196)	(187)
Total deferred tax benefit	(1,084)	(1,009)	(603)

Total income tax expense	$5,045	$5,343	$4,753

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2007		2006		2005
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$5,081	34.0%	$4,956	34.0%	$4,477	34.0%
State income taxes, net of federal tax benefit	946	6.3%	1,041	7.1%	947	7.2%
Tax exempt income, net of disallowance	(925)	(6.2)%	(770)	(5.3)%	(669)	(5.1)%
Other	(57)	(0.3)%	116	0.9%	(2)	0.0%

Total income tax expense	$5,045	33.8%	$5,343	36.7%	$4,753	36.1%

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2007	2006

Deferred tax asset:
Allowance for loan losses	$5,570	$5,332
Depreciation	1,950	1,457
Net unrealized losses on investments securities	—	110
Supplemental employee retirement plans	1,019	740
Non-accrual interest	359	227
Non-qualified stock option expense	166	52
Other	2	—

Total	9,066	7,918

Deferred tax liability:
Goodwill	806	645
Deferred origination costs	370	337
Net unrealized gains on investments securities	113	—
Restricted Stock	55	75

Total	1,344	1,057

Net deferred tax asset	$7,722	$6,861

The company paid federal income taxes for the 2007, 2006, and 2005 of $4.7 million, $4.3 million and $3.9 million, respectively.  Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2007.

(12)         Related Party Transactions

During 2007, the bank leased its headquarters and certain other space for operations from realty trusts, the beneficiaries of which included various Directors of the Company. None of these beneficial interests, however, either individually or in the aggregate, are considered material under the SEC’s applicable disclosure requirements.  The board of directors believes that the terms of each of these leases, including lease rates, are substantially similar to such terms as would be included in comparable lease transactions entered into at the time of such leases with persons who are not affiliated with the bank.

Total amounts paid to the realty trusts for annual rent, which approximated market rates, for the years ended December 31, 2007, 2006, and 2005, were $573 thousand, $621 thousand, and $517 thousand, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

On September 28, 2007, the bank purchased the aforementioned building used for operations for $2.9 million.  This purchase price was based on an independent market appraisal of the buildings and the transaction was reviewed and approved by the board of directors of the company, with directors who had a financial or other interest in the trust abstaining. The board of directors believes that the terms of this purchase transaction were substantially similar to terms that would have been included in any comparable purchase transaction entered into at the time between the Bank and an unaffiliated seller of the building.

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

Financial instruments with off-balance sheet credit risk at December 31, 2007 and 2006 are as follows:

(Dollars in thousands)	2007	2006

Commitments to originate loans	$15,323	$49,961
Commitments to originate loans to be sold	2,104	1,607
Commitments to sell loans	2,371	2,156
Standby letters of credit	14,780	17,618
Unadvanced portions of consumer loans (including credit card loans and overdraft protection lines)	4,157	4,143
Unadvanced portions of construction loans (cmml & resid)	80,232	71,223
Unadvanced portions of home equity lines	52,755	51,585
Unadvanced portions of commercial loans and lines	146,041	120,259

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

The company originates residential mortgage loans under agreements to sell such loans, generally with servicing released.  At December 31, 2007 and 2006, the company had commitments to sell loans totaling $2.4 million and $2.2 million respectively.

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $18 thousand and $31 thousand at December 31, 2007 and 2006, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

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

The bank is required by the Federal Reserve Bank of Boston (FRB) to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $481 thousand and $533 thousand, based on the two week computation periods encompassing December 31, 2007, and 2006, respectively.

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

Investments:  Fair values for investments were based on quoted market prices, where available, as provided by third-party accounting and pricing vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided in SFAS No. 157.  The carrying amount of FHLB stock reported approximates fair value.  If the FHLB stock is redeemed, the company will receive an amount equal to the par value of the stock.

Loans:  The fair value of loans was determined using discounted cash flow analysis, using interest rates currently being offered by the company.  The incremental credit risk for non-accrual loans was considered in the determination of the fair value of the loans.

Commitments:  The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no significant change in fair value.

Financial liabilities:  The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the bank, or advance rates offered by the FHLB on December 31, 2007 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2007.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2007 and 2006 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

	2007		2006
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$32,718	$32,718	$50,887	$50,887
Investment securities	145,517	145,517	131,540	131,540
Loans, net	820,274	838,870	748,173	747,951
Accrued interest receivable	5,777	5,777	5,464	5,464

Financial liabilities:
Non-interest demand deposits	167,039	167,039	169,910	169,910
Interest bearing checking, savings, money market accounts	427,395	427,395	446,319	446,319
Certificates of deposit	274,352	274,535	251,293	251,036
Borrowed funds	81,429	81,387	15,105	15,102
Junior subordinated debentures	10,825	12,722	10,825	12,006
Accrued interest payable	3,369	3,369	2,105	2,105

(15)         Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006

Assets
Cash and due from subsidiary	$291	$515
Investment in subsidiary	97,877	87,701
Other assets	39	22
Total assets	$98,207	$88,238

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Total liabilities	11,195	11,195

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,912,715 and 7,722,288 shares issued and outstanding at December 31, 2007 and 2006, respectively	79	77
Additional paid-in capital	28,051	25,806
Retained earnings	58,527	51,127
Accumulated other comprehensive income	355	33
Total stockholders’ equity	87,012	77,043

Total liabilities and stockholders’ equity	$98,207	$88,238

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2007	2006	2005
Undistributed equity in net income of Subsidiary	$9,854	$8,936	$9,026
Dividends received from subsidiary	1,225	1,118	18
Gain on sales of equity securities	—	—	217
Other income	—	—	38
Total income	11,079	10,054	9,299

Interest expense	1,177	1,177	1,177
Other operating expenses	—	1	23
Total operating expenses	1,177	1,178	1,200

Income before income taxes	9,902	8,876	8,099
Income tax expense (benefit)	4	(358)	(315)

Net income	$9,898	$9,234	$8,414

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$9,898	$9,234	$8,414
Undistributed equity in net income of subsidiary	(9,854)	(8,936)	(9,026)
Gain on sales of equity securities	—	—	(217)
Payment from subsidiary bank for stock compensation expense	575	292	215
(Increase)/decrease in other assets	(17)	—	3,094
Decrease in other liabilities	—	—	(99)
Net cash provided by operating activities	602	590	2,381

Cash flows from investing activities:
Purchase of equity securities	—	—	(3,823)
Proceeds from sales of equity securities	—	—	1,371
Investments in subsidiaries	—	—	(719)
Net cash used in investing activities	—	—	(3,171)

Cash flows from financing activities:
Cash dividends paid	(2,498)	(2,141)	(1,788)
Proceeds from issuance of common stock	1,058	944	871
Proceeds from exercise of stock options	598	296	504
Tax benefit from exercise of stock options	16	22	—
Net cash used in financing activities	(826)	(879)	(413)

Net decrease in cash and cash equivalents	(224)	(289)	(1,203)

Cash and cash equivalents, beginning of year	515	804	2,007

Cash and cash equivalents, end of year	$291	$515	$804

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

(16)         Quarterly Results of Operations (Unaudited)

	2007
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$15,621	$15,973	$16,702	$16,741
Interest expense	5,585	5,915	6,423	6,435
Net interest income	10,036	10,058	10,279	10,306
Provision for loan losses	83	52	215	650
Net interest income after provision for loan losses	9,953	10,006	10,064	9,656
Non-interest income	2,078	2,515	2,544	2,971
Non-interest expense	8,520	8,964	8,592	8,768
Income before income taxes	3,511	3,557	4,016	3,859
Income tax expense	1,289	1,239	1,393	1,124
Net income, as reported	$2,222	$2,318	$2,623	$2,735

Basic earnings per share	$0.29	$0.30	$0.33	$0.35

Diluted earnings per share	$0.28	$0.29	$0.33	$0.34

	2006
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$14,141	$14,878	$15,598	$15,894
Interest expense	4,050	4,469	5,111	5,321
Net interest income	10,091	10,409	10,487	10,573
Provision for loan losses	273	244	375	367
Net interest income after provision for loan losses	9,818	10,165	10,112	10,206
Non-interest income	1,681	1,590	1,868	1,677
Non-interest expense	8,218	8,256	8,092	7,974
Income before income taxes	3,281	3,499	3,888	3,909
Income tax expense	1,225	1,317	1,437	1,364
Net income, as reported	$2,056	$2,182	$2,451	$2,545

Basic earnings per share	$0.27	$0.29	$0.32	$0.33

Diluted earnings per share	$0.26	$0.28	$0.31	$0.32

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effective operation of, internal control over financial reporting.

Boston, Massachusetts

March 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Enterprise Bancorp, Inc.:

We have audited Enterprise Bancorp, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  We believe that our audit provides a reasonable basis for our opinion.

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

Report of Independent Registered Public Accounting Firm

(Continued)

In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 14, 2008

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the company believes that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on these criteria.

The company’s independent registered public accounting firm has issued a report on the effectiveness of company’s internal control over financial reporting, which appears on page 95 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended December 31, 2007) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.	Other Information

None

Part III

Item 10.                      Directors, Executive Officers and Corporate Governance

Certain information regarding directors, executive officers and significant employees of the company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and corporate governance, in response to this item, is incorporated herein by reference from the definitive proxy statement for the company’s annual meeting of stockholders to be held May 6, 2008, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

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

Richard W. Main

President of the Company and President and Chief Lending Officer of the Bank

John P. Clancy, Jr.

Chief Executive Officer of the Company and the Bank

Kenneth S. Ansin

Entrepreneur and Private Investor

John R. Clementi

President, Plastican, Inc., a privately held manufacturer of plastic pails and covers

James F. Conway, III

President, Chief Executive Officer and Chairman, Courier Corporation, a publicly held company specializing in the publishing, printing and sale of books

Dr. Carole A. Cowan (audit committee)

President, Middlesex Community College

Nancy L. Donahue

Philanthropist and Chair of the Merrimack Repertory Theatre

Lucy A. Flynn (audit committee)

Vice President Global Marketing Communications, Raytheon Company, a publicly held technology company specializing in defense, homeland security and other government markets

Eric W. Hanson

Chairman of the Board, D.J. Reardon Company, Inc., a privately held distributorship of Anheuser-Bush beverages and affiliated brands

John P. Harrington (audit committee)

Energy Consultant for Tennessee Gas Pipeline Company

Assistant Secretary of the Company and the Bank

Arnold S. Lerner

Retired Radio Station Owner; Vice Chairman of the Company and the Bank;

Director, Courier Corporation, a publicly held company specializing in the publishing, printing and sale of books

Carol L. Reid (audit committee vice chairman and audit committee financial expert)

Financial Executive; former Vice President, Corporate Controller and Chief Accounting Officer of Avid Technology Inc., a publicly held company specializing in digital media creation tools for film, audio, animation, games and broadcast

Michael A. Spinelli

Founder, Global Tourism Solutions, an international tourism consulting firm for emerging nations; Secretary of the Company and the Bank

Nickolas Stavropoulos (audit committee chairman and audit committee financial expert)

Executive Vice President, U. S. Gas Distribution, National Grid, a publicly held company focused on the delivery of electricity and natural gas

Additional Executive Officers of the Company

Name	Position
Robert R. Gilman	Executive Vice President, Administration,
and Commercial Lender of the Bank

Stephen J. Irish	Executive Vice President and
Chief Information Officer of the Bank

James A. Marcotte	Executive Vice President, Chief Financial
Officer and Treasurer of the Company and the Bank

Items 11, 12, 13 and 14.

The information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the company’s definitive proxy statement for its annual meeting of stockholders to be held May 6, 2008, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, as amended as of January 13, 2008.

3.2	Amended and Restated Bylaws of the company, as amended as of May 1, 2007, incorporated by reference to Exhibit 3.2 to the company’s Form 10-Q for the quarter ended March 31, 2007.

4.1

Renewal Rights Agreement dated as of December 11, 2007 by and between Enterprise Bancorp, Inc. and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the company’s Form 8-K filed on December 13, 2007.

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

10.6

Lease agreement dated May 2, 1997 between the bank and First Lakeview Avenue Limited Partnership to premises at 1168 Lakeview Avenue, Dracut, Massachusetts, incorporated by reference to Exhibit 10.14 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.7	Enterprise Bancorp, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.15 to the company’s Form 10-KSB for the year ended December 31, 1997.

10.8

Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan, incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-8 (Reg. No. 333-60036), filed May 2, 2001.

10.9

Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.45 to the company’s Form 10-Q for the quarter ended September 30, 2001.

10.10

Change in Control/Noncompetition Agreement dated as of April 3, 2002 by and among the company, the bank and Stephen J. Irish, incorporated by reference to Exhibit 10.23 to the company’s Form 10-Q for the quarter ended March 31, 2002.

10.11

Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.12

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.28 to the company’s Form 10-K for the year ended December 31, 2003.

10.13

Amended and Restated Employment Agreement dated as of January 1, 2004 made by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.29 to the company’s Form 10-K for the year ended December 31, 2003.

10.14

Lease agreement dated January 20, 2004, between the bank and M K Realty Trust for 3,745 square feet of space related to the premises located at 1120 Main Street, Tewksbury, Massachusetts, incorporated by reference to Exhibit 10.30 to the company’s Form 10-K for the year ended December 31, 2003.

10.15

Lease agreement dated January 28, 2004, between the bank and Lally II Realty Trust related to premises located at 8 and 8R High Street, Andover, Massachusetts, incorporated by reference to Exhibit 10.31 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.16

Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.32 to the company’s Form 10-Q for the quarter ended March 31, 2004.

10.17

Lease agreement dated September 15, 2004, between the bank and E-Point, LLC related to premises located at 130 Main Street, Salem, New Hampshire, incorporated by reference to Exhibit 10.33 to the company’s Form 10-Q for the quarter ended June 30, 2004.

10.18

Amendment No.1 dated as of December 31, 2004 to Amended and Restated Employment Agreement dated January 1, 2004 by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.34 to the company’s Form 8-K filed on January 3, 2005.

10.19

Amendment No.1 dated as of December 31, 2004 to Employment Agreement dated April 1, 2004 by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.35 to the company’s Form 8-K filed on January 3, 2005.

10.20	Description of directors’ compensation

10.21.1

Specimen Incentive Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.1 to the company’s Form 10-K for the year ended December 31, 2005 (applicable to grants prior to January 1, 2007).

10.21.2

Specimen Nonqualified Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.2 to the company’s Form 10-K for the year ended December 31, 2005 (applicable to grants prior to January 1, 2007).

10.22.1

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.22.2

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.22.3

Salary Continuation Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.39.3 to the company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.23.1	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the company’s 8-K filed on July 20, 2005.

10.23.2	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the company’s 8-K filed on July 20, 2005.

10.23.3	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.40.3 to the company’s 8-K filed on July 20, 2005.

10.24

Amendment No. 1 dated as of July 15, 2005 to Change in Control/Noncompetition Agreement dated as of August 1, 2001 by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.41 to the company’s 8-K filed on July 20, 2005.

10.25

Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.42 to the company’s 8-K filed on September 12, 2005.

10.26

Amendment No. 1 dated as of February 3, 2006 to Restricted Stock Agreement dated as of September 7, 2005 by and between the company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.44 to the company’s 8-K filed on February 3, 2006.

10.27

Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the company’s Registration Statement on Form S-3 (Reg. No. 333-123542), filed on March 24, 2005, appearing under the heading “The Plan”.

10.28	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.29

Amendment No.1 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated January 1, 2004 by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.49 to the company’s Form 8-K filed on October 18, 2006.

10.30

Amendment No.2 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No.1 thereto dated as of December 31, 2004, by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.50 to the company’s Form 8-K filed on October 18, 2006.

10.31

Amendment No.2 dated as of October 17, 2006 to Amended and Restated Employment Agreement dated April 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004, by and among the company, the bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.51 to the company’s Form 8-K filed on October 18, 2006.

10.32

Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the company’s Form 10-Q for the quarter ended September 30, 2006.

10.33

Amendment No. 2 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No. 1 thereto dated as of October 17, 2006 by and among the company, the bank and George L. Duncan, incorporated by reference to Exhibit 10.44 to the company’s Form 10-K for the year ended December 31, 2006.

10.34

Amendment No. 3 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated January 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004 and Amendment No. 2 thereto dated as of October 17, 2005, by and among the company, the bank and Richard W. Main, incorporated by reference to Exhibit 10.45 to the company’s Form 10-K for the year ended December 31, 2006.

10.35

Amendment No. 3 dated as of December 13, 2006 to Amended and Restated Employment Agreement dated April 1, 2004, as amended by Amendment No. 1 thereto dated as of December 31, 2004 and Amendment No. 2 thereto dated as of October 17, 2006, by and among the company, the bank and John P. Clancy, Jr, incorporated by reference to Exhibit 10.46 to the company’s Form 10-K for the year ended December 31, 2006.

10.36

Amendment No. 2 dated as of December 13, 2006 to Change in Control/Noncompetition Agreement dated as of August 1, 2001 as amended by Amendment No. 1 thereto dated as of July 15, 2005, by and among the company, the bank and Robert R. Gilman, incorporated by reference to Exhibit 10.47 to the company’s Form 10-K for the year ended December 31, 2006.

10.37	Enterprise Bank Employee Incentive Compensation Plan, incorporated by reference to Exhibit 10.48 to the company’s Form 8-K filed on May 10, 2007.

10.38.1

Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.1 to the company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.38.2

Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.38.3

Specimen Incentive Stock Option Agreement  (includes company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.3 to the company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.38.4

Specimen Nonqualified Stock Option Agreement (includes company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

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

ENTERPRISE BANCORP, INC.

Date:	March 14, 2008	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 14, 2008
George L. Duncan

/s/ James A. Marcotte	Executive Vice President, Chief	March 14, 2008
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 14, 2008
Michael K. Sullivan

/s/ Kenneth S. Ansin	Director	March 14, 2008
Kenneth S. Ansin

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 14, 2008
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 14, 2008
John R. Clementi

/s/ James F. Conway, III	Director	March 14, 2008
James F. Conway, III

/s/ Carole A. Cowan	Director	March 14, 2008
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 14, 2008
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 14, 2008
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 14, 2008
Eric W. Hanson

/s/ John P. Harrington	Director	March 14, 2008
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 14, 2008
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 14, 2008
Richard W. Main

/s/ Carol L. Reid	Director	March 14, 2008
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 14, 2008
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 14, 2008
Nickolas Stavropoulos