Form 10-Q
period 2008-03-31
ENTERPRISE BANCORP INC /MA/
filed 2008-05-12
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerate filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2008 Common Stock - Par Value $0.01:  7,956,187 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and cash equivalents:
Cash and due from banks	$35,386	$24,930
Short-term investments	5,647	7,788
Total cash and cash equivalents	41,033	32,718

Investment securities at fair value	145,140	145,517
Loans, less allowance for loan losses of $13,886 at March 31, 2008 and $13,545 at December 31, 2007	846,776	820,274
Premises and equipment	19,763	19,296
Accrued interest receivable	5,766	5,777
Deferred income taxes, net	7,304	7,722
Bank-owned life insurance	12,876	12,736
Prepaid expenses and other assets	2,786	7,250
Income taxes receivable	58	378
Core deposit intangible, net of amortization	309	342
Goodwill	5,656	5,656

Total assets	$1,087,467	$1,057,666

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$905,587	$868,786
Borrowed funds	72,589	81,429
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	6,709	6,245
Accrued interest payable	3,176	3,369

Total liabilities	998,886	970,654

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share;
1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,956,187 and 7,912,715 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	80	79
Additional paid-in capital	28,660	28,051
Retained earnings	58,820	58,527
Accumulated other comprehensive income	1,021	355

Total stockholders’ equity	88,581	87,012

Total liabilities and stockholders’ equity	$1,087,467	$1,057,666

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three months ended
(Dollars in thousands, except per share data)	March 31, 2008	March 31, 2007

Interest and dividend income:
Loans	$14,562	$14,269
Investment securities	1,535	1,321
Short-term investments	62	31
Total interest and dividend income	16,159	15,621

Interest expense:
Deposits	5,363	5,058
Borrowed funds	586	233
Junior subordinated debentures	294	294
Total interest expense	6,243	5,585

Net interest income	9,916	10,036

Provision for loan losses	317	83
Net interest income after provision for loan losses	9,599	9,953

Non-interest income:
Investment advisory fees	820	778
Deposit service fees	877	637
Bank-owned life insurance	154	148
Net gains on sales of investment securities	47	53
Gains on sales of loans	31	40
Other income	468	422
Total non-interest income	2,397	2,078

Non-interest expense:
Salaries and employee benefits	5,350	5,335
Occupancy expenses	1,621	1,618
Audit, legal and other professional fees	407	296
Advertising and public relations	367	279
Supplies and postage	235	233
Investment advisory and custodial expenses	114	123
Other operating expenses	937	636
Total non-interest expense	9,031	8,520

Income before income taxes	2,965	3,511
Income tax expense	948	1,289

Net income	$2,017	$2,222

Basic earnings per share	$0.25	$0.29

Diluted earnings per share	$0.25	$0.28

Basic weighted average common shares outstanding	7,937,988	7,747,985

Diluted weighted average common shares outstanding	7,980,505	7,879,334

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Three months ended March 31, 2008

	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
(Dollars in thousands)
Balance at December 31, 2007	$79	$28,051	$58,527		$355	$87,012

Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)			(1,010)			(1,010)
Comprehensive income
Net income			2,017	$2,017		2,017
Other comprehensive income, net				666	666	666
Total comprehensive income				$2,683
Tax benefit from exercise of stock options		2				2
Common stock dividend paid ($0.09 per share)			(714)			(714)
Common stock issued under dividend reinvestment plan	1	256				257
Stock-based compensation	—	261				261
Stock options exercised	—	90				90
Balance at March 31, 2008	$80	$28,660	$58,820		$1,021	$88,581

Disclosure of other comprehensive income:
Gross unrealized holding gains on securities arising during the period				$1,131
Income tax				(434)
Net unrealized holding gains, net of tax				697
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				(47)
Income tax expense				16
Reclassification adjustment, net of tax				(31)
Other comprehensive income, net of reclassification				$666

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

		Three months ended
		March 31,	March 31,
	(Dollars in thousands)	2008	2007
	Cash flows from operating activities:
	Net income	$2,017	$2,222
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	317	83
	Depreciation and amortization	540	685
	Amortization of intangible assets	33	33
	Stock-based compensation expense	137	184
	Mortgage loans originated for sale	(4,307)	(4,355)
	Proceeds from mortgage loans sold	3,838	3,927
	Gains on sales of loans	(31)	(40)
	Net gains on sales of investment securities	(47)	(53)
	Income on bank-owned life insurance, net	(140)	(135)
	Change in income taxes	697	1,054
	Decrease (Increase) in:
	Accrued interest receivable	11	(420)
	Prepaid expenses and other assets	4,087	(1,029)
	(Decrease) Increase in:
	Accrued expenses and other liabilities	(380)	(2,091)
	Accrued interest payable	(193)	70
	Net cash provided by operating activities	6,579	135
	Cash flows from investing activities:
	Proceeds from sales of investment securities	—	1,576
	Proceeds from maturities, calls and pay-downs of investment securities	10,882	3,366
	Purchase of investment securities	(9,304)	(2,319)
	Purchase of tax credits	—	(1,735)
	Net increase in loans	(26,319)	(18,700)
	Additions to premises and equipment, net	(1,119)	(369)
	Net cash used in investing activities	(25,860)	(18,181)
	Cash flows from financing activities:
	Net increase in deposits	36,801	14,027
	Net (decrease) increase in borrowed funds	(8,840)	63
	Cash dividends paid	(714)	(619)
	Proceeds from issuance of common stock	257	267
	Proceeds from exercise of stock options	90	107
	Tax benefit from exercise of stock options	2	—
	Net cash provided by financing activities	27,596	13,845

	Net (decrease) increase in cash and cash equivalents	8,315	(4,201)
	Cash and cash equivalents at beginning of period	32,718	50,887

	Cash and cash equivalents at end of period	$41,033	$46,686

	Supplemental financial data:
Cash Paid For:	Interest	$6,436	$5,515
	Income taxes	250	235

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(1)           Organization of Holding Company

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

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the company’s December 31, 2007 audited consolidated financial statements and notes thereto contained in the company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.  Interim results are not necessarily indicative of results to be expected for the entire year.

The company has not changed its significant accounting and reporting policies from those disclosed in its 2007 Annual Report on Form 10-K.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2007 information has been reclassified to conform to the 2008 presentation.

(3)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.

As discussed in the company’s 2007 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill.  Refer to note 1 to the company’s consolidated financial statements included in the company’s 2007 Annual Report on Form 10-K for significant accounting policies.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(4)       Accounting for Income Taxes

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

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2008.  The Company’s tax years ending December 31, 2004 and later are open to federal and state income tax examinations.

(5)           Stock-Based Compensation

The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company’s 2007 Annual Report on Form 10-K.

Total stock-based compensation expense, which includes stock option awards and restricted stock awards to officers and other employees, and director stock compensation in lieu of cash fees to directors, was $137 thousand and $184 thousand for the three months ended March 31, 2008 and 2007, respectively.

The company recognized stock-based compensation expense related to stock option awards of $84 thousand for the three months ended March 31, 2008, compared to $131 thousand for the same period in 2007.  Stock-based compensation expense recognized in association with a restricted stock award amounted to $12 thousand for both the three month periods ended March 31, 2008 and 2007.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $41 thousand for both the three months ended March 31, 2008 and 2007.  In January 2008, 10,739 shares of common stock were issued to directors in lieu of cash fees related to 2007 annual directors’ stock-based compensation expense of $165 thousand.

There were 132,000 stock option awards granted to employees during the three months ended March 31, 2008 and 124,100 stock options granted during the three months ended March 31, 2007.   The options become exercisable at the rate of 25% per year and provide for full vesting upon attainment of age 62 while remaining employed with the bank. Options granted in 2008 and 2007 expire seven years from the date of grant.

The per share weighted average fair value of stock options granted in 2008 was determined to be $2.47.  The weighted average fair value of the options was determined to be 19% of the market value of the stock at the date of grant.  The assumptions used in the valuation model for determining weighted average fair value of the 2008 stock option grants for the risk-free interest rate, expected volatility, dividend yield and expected life in years were 2.61%, 25%, 2.82% and 5.5 years, respectively.

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

Refer to note 9 “Stock Based Compensation Plans” in the company’s 2007 Annual Report on Form 10-K for a description of the assumptions used in the valuation model.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(6)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligation

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)

	2008	2007
Service cost	$85	$138
Interest cost	41	32
Net periodic benefit cost	$126	$170

The company anticipates accruing an additional $377 thousand to the plan during the remainder of 2008.

On January 1, 2008, the company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”   EITF No. 06-4 requires that an employer recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  Upon adoption of EITF No. 06-4, the company recorded a cumulative-effect adjustment to retained earnings of $1.0 million.  The benefit expense of postretirement cost of insurance for split dollar insurance coverage amounted to $20 thousand for the three months ended March 31, 2008.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the three months ended March 31st and the effect of those shares on earnings:

	Three months ended March 31,
	2008	2007
Basic weighted average common shares outstanding	7,937,988	7,747,985
Dilutive shares	42,517	131,349
Diluted weighted average common shares outstanding	7,980,505	7,879,334

Basic earnings per share	$0.25	$0.29
Effect of dilutive shares	0.00	(0.01)
Diluted earnings per share	$0.25	$0.28

At March 31, 2008, there were additional options outstanding to purchase up to 523,118 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(8)       Fair Value Measurements

On January 1, 2008 the company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles, with the intention of increasing consistency and comparability in fair value measurements. The application of this Statement expanded disclosure requirements about fair value measurements. However, the adoption of SFAS No. 157 did not require any new fair value measurements, as the Statement applies under other existing accounting pronouncements that require or permit fair value measurements.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the company has deferred the application of SFAS No. 157 to non-financial assets such as goodwill and real property held for sale, and non-financial liabilities until January 1, 2009.

SFAS No. 157 defines the fair value to be the price which a seller would receive in an orderly transaction between market participants (an exit price).  This Statement also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in market that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability. Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following table summarizes significant assets and liabilities carried at fair value at March 31, 2008 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities (1)	$141,245	$7,277	$133,968

Assets measured on a non-recurring basis:
Impaired loans (2)	$571	—	571

(1)

Investment securities that are considered “available for sale” are carried at fair value in accordance with SFAS No. 115 (as amended). The company utilizes third-party pricing vendors to provide valuations on its fixed income securities. These vendors generally determine fair value prices based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities. The company’s equity portfolio fair value is measured based on quoted market prices for the shares. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income. The bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

(2)

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS No. 114 (as amended). A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. The increase in specific allowances assigned to collateral dependent impaired loans was $103 thousand for the three months ended March 31, 2008.

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair values measures are deemed to be SFAS No. 157 Level 2 measurements.  In accordance with FASB Interpretation No. 45, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At March 31, 2008 and December 31, 2007, the estimated fair value of these commitments was immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the company’s only derivative instruments and are accounted for in accordance with SFAS No. 133 (as amended). The fair values of the company’s derivative instruments are deemed to be SFAS No. 157 Level 2 measurements.    At March 31, 2008 and December 31, 2007, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2007Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; and (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the company’s financial results.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

The company reported net income for the three months ended March 31, 2008 of $2.0 million compared to $2.2 million for the same period in 2007, a decrease of 9%. Diluted earnings per share were $0.25 for the quarter compared to $0.28 for the same period in 2007, a decrease of 11%.

As with many banks, the recent rapid interest-rate decreases pressured the company’s margins.  The Federal Reserve dropped the Fed Funds rate 300 basis points since mid-September 2007, including 200 basis points in the first quarter of 2008.  These rate cuts have reduced interest earned on many of the company’s assets during the current quarter.  Although the company’s funding costs have also declined as a result of such rate cuts, these costs have declined at a much slower pace due to the competition in the marketplace for funding.

Composition of Earnings

The decrease in net income resulted primarily from a decrease in net-interest income, an increase in the provision for loan losses and an increase in non-interest expenses, partially offset by an increase in non-interest income and a decrease in the bank’s effective tax rate.

The company’s earnings are largely dependent on its net interest income, which is the difference between interest income on loans and investments and interest expense on deposits and borrowings. Net interest income for the quarter ended March 31, 2008 amounted to $9.9 million, representing a $120 thousand decrease from the same period in 2007.

Net interest margin, the spread earned between interest-earning assets and the company’s funding sources, primarily deposits, was 4.10% for the quarter ended March 31, 2008 compared to 4.29% and 4.53% for the quarters ended December 31, and March 31, 2007, respectively.  The decrease in margin resulted from asset yields re-pricing downward due to recent rate reductions in the market, while deposit and funding costs have re-priced downward at a slower rate due to the current credit markets and a highly-competitive marketplace for deposits. The re-pricing frequency of these assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Non-interest income was $2.4 million for the quarter ended March 31, 2008, an increase of $319 thousand, or 15%, over the same period in 2007. The growth resulted primarily from increases of $240 thousand in deposit-service fees and $42 thousand in investment-advisory fees.

Non-interest expense amounted to $9.0 million for the quarter ended March 31, 2008 compared to $8.5 million for the same period in 2007, an increase of 6%. The increases were predominantly in advertising and public relations, consulting expenses related to process improvements, and increased deposit insurance premiums due to the FDIC assessment changes which applied to all banks.

The provision for loan losses, which is impacted by asset quality and loan growth, amounted to $317 thousand for the quarter ended March 31, 2008 compared to $83 thousand in the first quarter of 2007. The increased provision is primarily due to loan growth during the quarter.  Net recoveries were $24 thousand during the quarter. The allowance for loan losses to total loans ratio was 1.61% at March 31, 2008 compared to 1.62% at December 31, 2007.  The company’s management of credit risk is reviewed in more detail under the heading “Credit Risk/Asset Quality and the Allowance for Loan Losses” contained in the Financial Condition section of this Item 2.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, brokered certificates of deposit (“brokered CDs”), borrowings from the Federal Home Loan Bank of Boston (the “FHLB”), repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.087 billion at March 31, 2008, an increase of 3% since December 31, 2007. The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans increased 3% since December 31, 2007 and amounted to $860.7 million or 79% of total assets. Commercial loans amounted to $733.8 million or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. The fair value of total investments amounted to $145.1 million at March 31, 2008, or 13% of total assets, and has decreased $377 thousand since December 31, 2007.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest checking, business checking accounts and traditional savings accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit, money market accounts and our tiered rate or commercial “investment savings” accounts), brokered CD’s, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.

At March 31, 2008, total deposits, which include brokered CDs, amounted to $905.6 million, representing 4% growth over December 31, 2007. Total deposits, excluding brokered CDs, increased $55.1 million, or 7%, since December 31, 2007. The deposit growth was primarily in the certificates of deposit, money market accounts and investment savings balances as customers, sensitive to the market rate decreases, have sought higher yielding competitive deposit products.

As deposit balances increased during the quarter, the company reduced the balances of brokered CD’s and borrowed funds.  At March 31, 2008, the company had $52.4 million in brokered CDs and $72.6 million in borrowed funds (repurchase agreements and FHLB borrowings), reductions of 26% and 11%, respectively, since December 31, 2007.

Opportunities and Risks

Management remains committed to long-term strategies of geographic market expansion and growth within the company’s core banking businesses of commercial lending, investment advisory services, and deposit services, while maintaining its commitment to asset quality.

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

Larger banks have certain competitive advantages over the company, including the ability to make larger loans to a single borrower than is possible for the company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns. Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, and internet based banks.  Advances in, and the increased use of, technology, such as internet banking and electronic transaction processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Management continually strives to differentiate the company and provide a unique customer experience through highly competitive commercial lending and deposit services, investment advisory and management services, and insurance products delivered through consistent, responsive and personal service based on an understanding of the financial service needs of its customers.  The company continually examines new products and technologies in order to maintain a highly competitive mix of product offerings and to target product lines to customer needs.

The company has not and does not intend to originate mortgage loans that are considered “sub-prime” and the company has not purchased sub-prime mortgage-backed securities for the company’s investment portfolio.  However, what has been called the “sub-prime mortgage crisis,” may have far-reaching and as yet unknown long-term consequences in the financial services industry and the economy in general. As such, any long-term continuation of these current industry trends or possible subsequent effects could weaken the local economy and negatively impact the company’s financial condition and performance in a variety of ways even though the company itself has no direct exposure to sub-prime mortgages in either a lending or investment capacity.

Management believes that the company is well positioned, both financially and strategically, to capitalize on market opportunities created by the challenging banking landscape within the financial service industry and by the customer dissatisfaction with larger banks.   Management believes the company’s business model, strong service culture, experienced lending team and brand name create opportunities for the company to be the leading provider of banking and investment management services in its growing market area.    Management actively seeks to strengthen the company’s position through the pursuit of strategic growth within existing and into neighboring markets.  Management continues to look for market and branch opportunities that will increase long-term franchise value and shareholder returns. Such expansion typically increases the company’s operating expenses, primarily in salary and benefits, marketing, and occupancy, before the growth benefits are fully realized in those markets.

Despite these competitive challenges, the company has been successful in growing its core banking businesses. Management believes this growth is the result of a solid reputation within its market area, ongoing business development efforts and continued market expansion. The company currently has fourteen branch locations and a fifteenth branch facility is currently under construction in the city of Methuen, Massachusetts and is expected to open in late spring 2008.  The company is also currently in the process of obtaining regulatory approvals to establish a branch to be located in the southern New Hampshire town of Derry, which will be the company’s second New Hampshire branch office and is anticipated to open in early 2009.

In addition to competition and growth, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk/Asset Quality and the Allowance for Loan Losses.”

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

Refer to Item 1A. “Risk Factors” included in the company’s 2007 Annual Report on Form 10-K for additional factors that could adversely affect the company’s future results of operations and financial condition.

Financial Condition

Total assets increased $29.8 million, or 3%, over December 31, 2007, to $1.087 billion at March 31, 2008.  The increase was primarily attributable to increases in total loans funded primarily through deposit growth.

Short-term investments

As of March 31, 2008, short-term investments amounted to $5.6 million, a decrease of $2.1 million compared to December 31, 2007. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows and the immediate liquidity needs of the company.

Investments

At March 31, 2008, the investment portfolio’s fair market value was $145.1 million, representing a decline of $377 thousand since December 31, 2007.  The fair market value of the investment portfolio represented 13% of total assets at March 31, 2008 and 14% at December 31, 2007.  As of the periods indicated below, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Federal agency obligations (1)	$4,526	$12,543	$10,403
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	65,288	62,218	58,847
Municipal securities	64,154	60,049	48,245
Fixed income securities	$133,968	$134,810	$117,495

Equity securities	7,277	6,812	9,217
Federal Home Loan Bank stock (2)	3,895	3,895	1,609
Certificates of deposit	—	—	1,033
Total investments	$145,140	$145,517	$129,354

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

See Note 8, “Fair Value Measurements” to the Unaudited Consolidated Financial Statements for further information regarding the company’s fair value measurements for available for sale securities.

During the three months ended March 31, 2008, the total principal paydowns, calls and maturities amounted to $10.9 million. These portfolio outflows were partially utilized to purchase $9.4 million in securities and to fund loan growth over the period. The net unrealized gain on the portfolio at March 31, 2008 was $1.5 million compared to a net unrealized gain of $382 thousand at December 31, 2007. The net unrealized gains at March 31, 2008 were comprised of net appreciation of $2.2 million on the fixed income portfolio, partially offset by net market value decreases on the equity portfolio of $725 thousand. Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other than temporary, the company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as market interest rates rise and fall. Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines. The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity. Included in the net unrealized gains on the fixed income portfolio noted above were unrealized losses of $245 thousand within the CMO/MBS portfolio and $60 thousand in the municipal portfolio. The declines in market value on the fixed income portfolio at March 31, 2008 were due to interest rate volatility and not credit quality as all of these securities were AAA credit rated. Therefore, these unrealized losses were not considered other than temporary in nature at March 31, 2008.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual funds in the portfolio. The unrealized losses on the equity portfolio at March 31, 2008, were due to the market volatility during the period. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired. Management’s assessment includes evaluating if any equity security or mutual fund exhibits fundamental deterioration and whether it is unlikely that the security or fund in question will completely recover its unrealized loss. Upon such review, there were no equity securities or mutual funds that were considered other-than-temporarily impaired at March 31, 2008.

At March 31, 2008, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be the date of maturity.

From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits. The fair value of securities pledged as collateral was $28.4 million and $24.5 million at March 31, 2008 and December 31, 2007 respectively. Securities designated as qualified collateral for FHLB borrowing capacity amounted to $43.4 million and $54.2 million at March 31, 2008 and December 31, 2007 respectively.

Loans

The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies. Loans made by the company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit. The company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit. The company has not and does not intend to originate mortgage loans that are considered “sub-prime.”

The company continues to grow its loan portfolio. Total loans amounted to $860.7 million at March 31, 2008, an increase of $26.8 million, or 3%, compared to December 31, 2007, and 10% since March 31, 2007. Total loans represented 79% of total assets at both March 31, 2008 and December 31, 2007. The majority of the growth since December has been focused in the commercial portfolio, as commercial loans have increased $25.9 million over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$413,430	48.0%	$406,410	48.7%	$377,279	48.3%
Commercial and industrial	204,029	23.7%	188,866	22.6%	176,125	22.5%
Commercial construction	116,340	13.5%	112,671	13.5%	114,045	14.6%
Total Commercial loans	733,799	85.2%	707,947	84.8%	667,449	85.4%

Residential mortgages	75,662	8.8%	73,933	8.9%	62,111	8.0%
Residential construction	3,818	0.4%	4,120	0.5%	4,264	0.6%
Home equity	43,402	5.0%	44,292	5.3%	42,528	5.4%
Consumer	4,268	0.5%	4,493	0.5%	4,158	0.5%
Loans held for sale	768	0.1%	268	0.0%	1,017	0.1%
Gross loans	861,717	100.0%	835,053	100.0%	781,527	100.0%
Deferred fees, net	(1,055)		(1,234)		(1,173)
Total loans	860,662		833,819		780,354

Allowance for loan losses	(13,886)		(13,545)		(13,096)
Net loans	$846,776		$820,274		$767,258

As of March 31, 2008, commercial real estate loans increased $7.0 million, or 2%, since December 31, 2007, and 10% compared to March 31, 2007. Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $15.2 million, or 8%, since December 31, 2007, and 16% over March 31, 2007. These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit. Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial credits may be unsecured loans or lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans increased by $3.7 million, or 3%, from December 31, 2007, and 2% compared to March 31, 2007. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At March 31, 2008, the company had commercial loan balances participated out to various banks amounting to $11.8 million, compared to $6.8 million at December 31, 2007. These balances participated out to other institutions are not carried as assets on the company’s financial statements. Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership and amounted to $15.5 million and $13.9 million at March 31, 2008 and December 31, 2007, respectively. The company performs an independent credit analysis of each commitment prior to participation in any loan.

Residential real estate loans, residential construction, home equity mortgages and consumer loans combined remained relatively consistent representing approximately 15% of the total loan portfolio at March 31, 2008, as well as at December and March 2007.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $255.2 million and $219.3 million at March 31, 2008 and December 31, 2007, respectively.

Credit Risk/Asset Quality and the Allowance for Loan Losses

Inherent in the lending process is the risk of loss. The company’s primary lending focus is on the development of high quality commercial real estate, commercial construction and commercial and industrial lending relationships. However, such commercial lending may entail significant additional risks compared to long term financing on existing owner occupied residential real estate. Commercial loan size is typically larger and the underlying commercial real estate values, the actual cost necessary to complete a construction project or customer cash flow and payment expectations on such loans can be more easily influenced by conditions in the related industries, the real estate market or in the local economy. As such, an extended downturn in the national or local economy or real estate markets, among other factors could have a material adverse impact on the borrowers’ ability to repay outstanding loans or on the value of the collateral securing these loans. While the company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

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

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the balance sheet dates. The company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies.” The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged off are credited to the allowance. The company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.  In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the strength of the local and national economy, and comparison to industry peers, among other factors.

On a quarterly basis, management prepares an estimate of the reserves necessary to cover estimated credit losses. Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type. The general loss allocations take into account the historic loss experience as well as the quantitative and qualitative factors identified above.

There were no significant changes in credit quality, the company’s underwriting, or the allowance assessment methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The allowance for loan losses to total loans ratio was 1.61% at March 31, 2008 and was consistent with the December 31, 2007 ratio of 1.62%. Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of March 31, 2008.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Commercial real estate	$3,405	$2,161	$1,958
Commercial and industrial	1,697	1,124	954
Commercial construction	372	372	—
Residential and home equity	488	293	23
Consumer	9	6	15
Total non-accrual loans	5,971	3,956	2,950
Accruing loans > 90 days past due	—	—	22
Total non-performing loans	5,971	3,956	2,972
Other real estate owned	—	200	—
Total non-performing assets	$5,971	$4,156	$2,972

Total Loans	$860,662	$833,819	$780,354

Loans 60-89 days past due: Total loans	0.05%	0.03%	0.13%
Adversely classified loans : Total loans	1.04%	0.76%	0.96%
Non-performing loans: Total loans	0.69%	0.47%	0.38%
Non-performing assets: Total assets	0.55%	0.39%	0.30%

Allowance for loan losses	$13,886	$13,545	$13,096
Allowance for loan losses: Non-performing loans	232.56%	342.39%	440.65%
Allowance for loan losses: Total loans	1.61%	1.62%	1.68%

General non-performing statistics have trended slightly upward. However, management does not consider the increase since 2007 to be indicative of deterioration in the credit quality of the general loan portfolio. Overall asset quality remained favorable during the period as indicated by: the reasonable level of non-performing assets given the size and mix of the company’s loan portfolio; the net recoveries recorded for the period; management’s assessment that the majority of non-performing loans are adequately collateralized at March 31, 2008.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions. The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the company’s level of non-performing assets in the future.

At March 31, 2008, the company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $9.0 million, compared to $6.3 million at December 31, 2007. Loans classified as substandard include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in these classified balances were $5.7 million and $3.6 million of non-performing loans at March 31, 2008 and December 31, 2007, respectively. The remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans. The $300 thousand in non-performing loans not adversely classified represented the guaranteed portions of non-performing Small Business Administration (“SBA”) loan balances at March 31, 2008.

Total non-performing loans amounted to $6.0 million at March 31, 2008. The $2.0 million net increase, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, since December 31, 2007, was primarily due to commercial real estate and commercial & industrial loans added to non-accrual status during the period.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans. The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114. Impaired loans included in non-accrual balances were $5.9 million and $3.9 million as of March 31, 2008 and December 31, 2007. The increase since December 2007 was mainly due to the commercial loans added to non-performing status during the period as referred to above. Accruing impaired loans amounted to $1.1 million and $75 thousand at March 31, 2008 and December 31, 2007, respectively. Based on management’s assessment, at March 31, 2008, impaired loans totaling $796 thousand required specific reserves of $225 thousand and impaired loans of $6.2 million required no specific reserves and at December 31, 2007, impaired loans totaling $195 thousand required specific reserves of $195 thousand and impaired loans of $3.8 million required no specific reserves.

One loan was transferred into OREO in 2007 as the result of foreclosure proceedings. The OREO property was subsequently sold in February 2008 and the company recovered the December 31, 2007 carrying value. There was no additional OREO added during the period ended March 31, 2008.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2008	2007

Balance at beginning of year	$13,545	$12,940

Charged off	(14)	(14)
Recovered	38	87
Net loans recovered	24	73

Provision charged to operations	317	83
Balance at March 31	$13,886	$13,096

Annualized net loans recovered: Average loans outstanding	0.01%	0.04%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period. The provision for loan losses is impacted by asset quality and loan growth. The increased provision compared to the prior period is primarily due to the level of loan growth during the period.

Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contain in Item 7, Management Discussion and Analysis, included in the company’s 2007 Annual Report on Form 10-K for additional information regarding the company’s credit risk management process and allowance for loan losses.

Deposits

Total deposits amounted to $905.6 million at March 31, 2008, an increase of $36.8 million, or 4%, compared to $868.8 million at December 31, 2007, and an increase of 3% since March 31, 2007.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$166,386	18.4%	$167,039	19.2%	$158,696	18.0%
Interest bearing checking	165,111	18.2%	160,668	18.5%	171,697	19.5%
Total checking	331,497	36.6%	327,707	37.7%	330,393	37.5%

Retail savings/money markets	146,188	16.1%	145,959	16.8%	141,184	16.0%
Commercial savings/money markets	135,853	15.0%	120,768	13.9%	126,464	14.3%
Total savings/money markets	282,041	31.1%	266,727	30.7%	267,648	30.3%

Certificates of deposit	239,638	26.5%	203,657	23.5%	193,588	22.0%
Total non-brokered deposits	853,176	94.2%	798,091	91.9%	791,629	89.8%

Brokered certificates of deposit	52,411	5.8%	70,695	8.1%	89,920	10.2%

Total deposits	$905,587	100.0%	$868,786	100.0%	$881,549	100.0%

The company has seen an increase in total non-brokered deposits balances since December 31, 2007 of $55.1 million, or 7%, and 8% compared to March 31, 2007. The increase was primarily within the higher cost money market, investment savings, and certificates of deposit balances, while lower-cost checking accounts remained relatively flat since December. Certificates of deposit have increased $36.0 million and $46.1 million since December 31, 2007 and March 31, 2007, respectively, as customers seek higher-yielding secure products as alternatives for their investable funds due to recent volatility in financial markets.

As the non-brokered balances have increased, the company has allowed higher costing brokered certificates to mature. Brokered certificates have decreased by $18.3 million, or 26%, since December 31, 2007, and $37.5 million, or 42%, since March 31, 2007.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $72.6 million at March 31, 2008, a decrease of $8.8 million, or 11%, since December 31, 2007.

The following table sets forth the borrowed fund by categories at the dates indicated and the percentage of each category to total borrowed funds.

	March 31, 2008		December 31, 2007		March 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$3,257	4.5%	$8,267	10.2%	$2,836	18.7%
FHLB Borrowings	69,332	95.5%	73,162	89.8%	12,332	81.3%
Total borrowed funds	$72,589	100.0%	$81,429	100.0%	$15,168	100.0%

Total repurchase agreements declined by $5.0 million, or 61%, since December 31, 2007, while FHLB borrowings decreased $3.8 million, or 5%, compared to December 31, 2007. The decreases since December are due to the growth in deposit balances over the period, as noted above.

At March 31, 2008, the bank had the capacity to borrow additional funds from the FHLB of up to $109.0 million. Management believes that the company has adequate liquidity to meet its commitments.

Accounting Policies/Critical Accounting Estimates

The company has not changed its significant accounting and reporting policies from those disclosed in its 2007 Annual Report on Form 10-K. In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.

As discussed in the company’s 2007 Annual Report on Form 10-K, the two most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses and the impairment valuation of goodwill. Refer to note 1 to the company’s consolidated financial statements included in the company’s 2007 Annual Report on Form 10-K for significant accounting policies.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment for FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement allows the fair value option to be applied to eligible items, irrevocably, on an instrument by instrument basis with unrealized gains and losses on the instruments reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years that begin after November 15, 2007, and interim periods within those fiscal years. This statement permits application to eligible items existing at the effective date.  Management adopted SFAS No. 159 as of January 1, 2008 and did not choose the fair value option under this statement for any assets or liabilities.

In December 2007, the FASB issued SFAS 141R, “Business Combinations.” This revised statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. It also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. However, SFAS 141R’s scope is broader than that of Statement 141. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  For any business combinations entered into by the company subsequent to January 1, 2009, the company will be required to apply the guidance in SFAS 141R.

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

Capital Resources

As of March 31, 2008, both the company and the bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation. To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of March 31, 2008 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Capital (to risk weighted assets)	$102,470	11.24%	$72,958	8.00%	$91,198		10.00%

Tier 1 Capital (to risk weighted assets)	91,040	9.98%	36,479	4.00%	54,719		6.00%

Tier 1 Capital (to average assets)	91,040	8.75%	41,624	4.00%	52,030	*	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank. For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The company maintains a dividend reinvestment plan (the “DRP”). The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $257 thousand of the $714 thousand cash dividend paid on March 3, 2008, into 19,824 shares of the company’s common stock.

On April 15, 2008, the company announced a quarterly dividend of $0.09 to be paid on June 2, 2008 to shareholders of record as of May 12, 2008. The quarterly dividend represents a 12.5% increase over the 2007 dividend rate.

Results of Operations

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007

Unless otherwise indicated, the reported results are for the three months ended March 31, 2008 with the “comparable period” and “prior year” being the three months ended March 31, 2007. Average yields are presented on a tax equivalent basis.

The company reported first quarter 2008 net income of $2.0 million compared to $2.2 million during the first quarter of the prior year, a decrease of 9%. Diluted earnings per common share were $0.25 for the quarter compared to $0.28 for the prior year, a decrease of 11%.

Net Interest Income

The company’s net interest income was $9.9 million for the three months ended March 31, 2008, representing a $120 thousand decrease from the same period in 2007. The decrease in margin was primarily due to a decline in net interest margin as discussed below, partially offset by growth in average loan balances. Total interest and dividend income for the 2008 period increased by $538 thousand, while total interest expense increased by $658 thousand over the prior year.

Net Interest Margin

Tax equivalent net interest margin decreased by 43 basis points, to 4.10% for the quarter ended March 31, 2008, compared to 4.53% during the same period in 2007. The decrease in margin resulted primarily from declining asset yields, combined with an increase in average balances of high-cost funding since the prior period. Average asset yields have declined by 39 basis points, due to market rate reductions which began in September 2007, while the average balances of interest bearing funding sources increased $73.7 million, primarily within the higher-cost funding balances.

Interest Income

Interest income amounted to $16.2 million, an increase of 3% compared to the prior year. The increase resulted primarily from an $82.6 million, or 9%, increase in the average balance of interest earning assets, partially offset by a decrease in the average tax equivalent yield on interest earning assets to 6.64% compared to 7.03% in the prior period, due to the reduction in market interest rates since the prior year.

Average loan balances increased $67.5 million, or 9%, compared to the prior year, while the average balance of investment securities and short-term investments (together “investments”) increased by $15.1 million, or 11%, over the comparable period.

The average yield on loans declined 52 basis points compared to the prior period and amounted to 6.90% for the three months ended March 31, 2008. The decline is due to the decreases in market interest rates over the period. The average yield on investments increased 36 basis points, amounting to 5.12% for the current period. The increase is primarily attributed to higher yielding securities purchased subsequent to the prior period, including tax-exempt securities, and the accretion of unamortized discounts to income, due to the call or redemption of securities as interest rates continued to decline during the current period.

Total interest income on loans amounted to $14.6 million, an increase of $293 thousand over the comparable period, due primarily to growth in average balances, partially offset by the decline in rates since the prior period. Total investment income amounted to $1.6 million, an increase of $245 thousand compared to the prior period, due primarily to the increase in the average investment balances and the income associated with securities called noted above.

Interest Expense

Interest expense amounted to $6.2 million, an increase of 12% compared to the prior period. The increase resulted primarily from a $73.7 million, or 10%, increase in the average balance of interest bearing funding sources. This increase was primarily within the higher-cost CD and FHLB balances. Generally the average cost on funding products have declined due to the reduction in market interest rates over the period, with the exception of the average cost of CDs which increased 1 basis point. Due to the average balance growth concentrated in the higher-costing products, the overall average cost of total deposits and borrowed funds has increased 5 basis points to 2.62% for the period ended March 31, 2008.

The average balances of interest checking, savings and money market accounts increased $5.0 million, or 1% over the comparable period, to $427.7 million while the average cost of these accounts decreased 11 basis points to 1.79%, primarily due to customers seeking higher yielding products as market rates have continued to fall during the period. Interest expense on interest checking, savings and money market accounts decreased $74 thousand over the comparable period, to $1.9 million. The decrease is primarily due to the decrease in rates.

Average CD balances increased $30.1 million, or 11%, compared to the prior period. The average balance of brokered CDs declined slightly, while the average balances of non-brokered CDs increased by $30.9 million over the comparable period. The average cost of CDs increased 1 basis point, to 4.62%, for the period ended March 31, 2008. Due to the term nature of these deposits, rate reductions generally are achieved at a slower pace than market rate decreases. Interest expense on CDs increased $379 thousand over the comparable period, to $3.5 million, primarily due to the increase in average balances.

The average balance of borrowed funds, consisting of FHLB borrowings and repurchase agreements, has increased $38.5 million, or 214.5%, to $56.5 million. The increase in these average balances was primarily due to the use of FHLB advances as a cost effective funding alternative during the period of declining market rates. The average cost of borrowed funds, for the quarter ended March 31, 2008, decreased 110 basis points, to 4.11%, as compared to the 2007 period, due primarily to the decrease in market interest rates. Interest expense on borrowed funds increased $353 thousand, or 152%, over the same period last year. The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds.

The interest expense and average rate on junior subordinated debentures was $294 thousand and 10.88%, respectively, for both quarters ended March 31, 2008 and 2007.

The average balance of non-interest bearing demand deposits, for the quarter ended March 31, 2008, increased $933 thousand as compared to the same period in 2007. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$293	$1,237	$(988)	$44
Investments (1)	245	180	120	(55)
Total interest earnings assets	538	1,417	(868)	(11)

Interest Expense
Int chkg, savings and money market	(74)	24	(116)	18
Certificates of deposit (2)	379	345	7	27
Borrowed funds	353	519	(48)	(118)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	658	888	(157)	(73)

Change in net interest income	$(120)	$529	$(711)	$62

(1)	Investments include investment securities and short-term investments.
(2)	Certificates of deposit include brokered and non-brokered CDs.

The following table presents the company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2008 and 2007.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$839,626	$14,562	6.90%	$772,129	$14,269	7.42%
Investments (3)	147,954	1,597	5.12%	132,823	1,352	4.76%
Total interest earnings assets	987,580	16,159	6.64%	904,952	15,621	7.03%

Other assets	67,258			63,323

Total assets	$1,054,838			$968,275

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$427,685	1,907	1.79%	$422,666	1,981	1.90%
Certificates of deposit (4)	300,633	3,456	4.62%	270,523	3,077	4.61%
Borrowed funds	56,478	586	4.11%	17,957	233	5.21%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	795,621	6,243	3.15%	721,971	5,585	3.13%

Net interest rate spread			3.49%			3.90%

Demand deposits	160,937	—		160,004	—
Total funding sources	956,558	6,243	2.62%	881,975	5,585	2.57%

Other liabilities	10,558			8,226
Total liabilities	967,116			890,201

Stockholders’ equity	87,722			78,074

Total liabilities and stockholders’ equity	$1,054,838			$968,275

Net interest income		$9,916			$10,036

Net interest margin (tax equivalent)			4.10%			4.53%

(1)

Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $360 and $274 for the periods ended March 31, 2008 and March 31, 2007 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.
(3)	Average investment balances are presented at average amortized cost and include investment securities and short-term investments.
(4)	Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $317 thousand compared to $83 thousand for the prior year.

The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio, including the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, the level of charge-offs and recoveries during the period, growth of outstanding loans and the inherent risks in the nature of the loan portfolio.

There have been no material changes to the company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition - Asset Quality and the Allowance for Loan Losses” above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s 2007 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the quarter ended March 31, 2008 increased $319 thousand, or 15%, primarily due to increases in deposit service fees and investment advisory fees.

Deposit-service fees increased by $240 thousand, or 38%, in the first quarter 2008 compared to the same period in 2007. The increase resulted primarily from increased fee income on commercial deposit accounts attributed to lower earnings credit rates paid, as a result of decreases in market rates during the period and increased overdraft fees earned. The earnings credit rate allows customers to earn credit on deposit balances, which are used to offset service charges.

Investment-advisory fees increased by $42 thousand, or 5%, in first quarter 2008 compared to the same period in 2007. The change resulted from new business generated partially offset by declines in equity market values.

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2008, increased $511 thousand, or 6%, compared to the same period in 2007. The primary components of the increase were audit, legal and other professional fees, advertising and public relations expenses, as well as other operating expenses.

Audit, legal and other professional fees increased $111 thousand, or 38%, compared to the same period in 2007. The increase primarily resulted from consulting expenses related to customer focused process improvements.

Advertising and public relations expenses increased $88 thousand, or 32%, compared to the same period in 2007. The increase primarily resulted from advertising campaigns which supported the company’s business development efforts.

Other operating expenses increased $301 thousand, or 47%, compared to the same period in 2007, due primarily to an increase in deposit insurance premiums of $114 thousand, due to the FDIC assessment changes which applied to all banks, as well as increases in employee training and development costs and correspondent bank charges.

Income Tax Expense

Income tax expense for the quarter ended March 31, 2008 and March 31, 2007 was $948 thousand and $1.3 million, respectively. The effective tax rate for the quarter ended March 31, 2008 and March 31, 2007 was 31.97% and 36.71%, respectively. The decrease in the effective tax rate in the first quarter in 2008 as compared to the first quarter in 2007 is primarily due to increased levels of non-taxable income on certain tax-exempt investments and loans and a reduction in state income taxes as a result of the company’s two security corporations that were formed in the fourth quarter of 2007.

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

During much of 2007 the interest rate environment had aspects of a flat yield curve scenario. In late 2007 and early 2008 the interest rate environment shifted and the company is now experiencing the effects of a declining yield curve scenario. Rates on earning assets have repriced downward, while rates on borrowings and deposits have declined at a slower pace due to market conditions. As such, the net interest margin compression exhibited during the current quarter may continue through 2008 should short-term interest rates remain at current levels or decline further.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2008 management continues to consider the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

The company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the company’s management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended March 31, 2008) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1— Legal Proceedings

There are no material pending legal proceedings to which the company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the company. Management believes the results of any currently pending litigation would be immaterial to the consolidated financial condition or results of operations of the company.

Item 1A — Risk Factors

Management believes that there have been no material changes in the company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2008. Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2008.

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

ENTERPRISE BANCORP, INC.

DATE: May 12, 2008	By:	/s/ James A. Marcotte
James A. Marcotte

Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)