Form 10-Q
period 2008-06-30
ENTERPRISE BANCORP INC /MA/
filed 2008-08-11
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2008

or

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

July 31, 2008 Common Stock - Par Value $0.01:  7,977,973 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and cash equivalents:
Cash and due from banks	$36,130	$24,930
Short-term investments	8,872	7,788
Total cash and cash equivalents	45,002	32,718

Investment securities at fair value	142,317	145,517
Loans, less allowance for loan losses of $14,199 at June 30, 2008 and $13,545 at December 31, 2007	870,983	820,274
Premises and equipment	20,216	19,296
Accrued interest receivable	5,278	5,777
Deferred income taxes, net	8,185	7,722
Bank-owned life insurance	13,016	12,736
Prepaid income taxes	1,670	378
Prepaid expenses and other assets	3,214	7,250
Core deposit intangible, net of amortization	276	342
Goodwill	5,656	5,656

Total assets	$1,115,813	$1,057,666

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$922,462	$868,786
Borrowed funds	84,073	81,429
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	7,139	6,245
Accrued interest payable	2,872	3,369

Total liabilities	1,027,371	970,654

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,977,973 and 7,912,715 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	80	79
Additional paid-in capital	29,006	28,051
Retained earnings	59,887	58,527
Accumulated other comprehensive (loss)/ income	(531)	355

Total stockholders’ equity	88,442	87,012

Total liabilities and stockholders’ equity	$1,115,813	$1,057,666

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest and dividend income:
Loans	$14,091	$14,571	$28,653	$28,840
Investment securities	1,477	1,367	3,012	2,688
Total short-term investments	43	35	105	66
Total interest and dividend income	15,611	15,973	31,770	31,594

Interest expense:
Deposits	4,583	5,447	9,946	10,505
Borrowed funds	578	173	1,164	406
Junior subordinated debentures	295	295	589	589
Total interest expense	5,456	5,915	11,699	11,500

Net interest income	10,155	10,058	20,071	20,094

Provision for loan losses	550	52	867	135
Net interest income after provision for loan losses	9,605	10,006	19,204	19,959

Non-interest income:
Investment advisory fees	841	817	1,661	1,595
Deposit service fees	961	674	1,838	1,311
Bank-owned life insurance	153	148	307	296
Net gains on sales of investment securities	—	425	47	478
Gains on sales of loans	29	59	60	99
Other income	404	392	872	814
Total non-interest income	2,388	2,515	4,785	4,593

Non-interest expense:
Salaries and employee benefits	5,807	5,307	11,157	10,642
Occupancy expenses	1,631	1,735	3,252	3,353
Audit, legal and other professional fees	358	496	765	792
Advertising and public relations	471	313	838	592
Deposit insurance premium	202	26	343	52
Supplies and postage	228	249	463	482
Investment advisory and custodial expenses	88	129	202	252
Other operating expenses	819	709	1,615	1,319
Total non-interest expense	9,604	8,964	18,635	17,484

Income before income taxes	2,389	3,557	5,354	7,068
Income tax expense	606	1,239	1,554	2,528

Net income	$1,783	$2,318	$3,800	$4,540

Basic earnings per share	$0.22	$0.30	$0.48	$0.58

Diluted earnings per share	$0.22	$0.29	$0.48	$0.58

Basic weighted average common shares outstanding	7,962,963	7,797,414	7,950,475	7,772,836

Diluted weighted average common shares outstanding	8,000,586	7,897,422	7,990,545	7,888,515

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

	Six months ended June 30, 2008				Accumulated
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2007	$79	$28,051	$58,527		$355	$87,012

Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)			(1,010)			(1,010)
Comprehensive income
Net income			3,800	$3,800		3,800
Other comprehensive loss, net				(886)	(886)	(886)
Total comprehensive income				$2,914
Tax benefit from exercise of stock options		2				2
Common stock dividend paid ($0.18 per share)			(1,430)			(1,430)
Common stock issued under dividend reinvestment plan	1	506				507
Stock-based compensation	—	338				338
Stock options exercised	—	109				109
Balance at June 30, 2008	$80	$29,006	$59,887		$(531)	$88,442

Disclosure of other comprehensive loss:
Gross unrealized holding losses on securities arising during the period				$(1,291)
Income tax				436
Net unrealized holding losses, net of tax				(855)
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				(47)
Income tax expense				16
Reclassification adjustment, net of tax				(31)
Other comprehensive loss, net of reclassification				$(886)

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$3,800	$4,540
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	867	135
Depreciation and amortization	1,166	1,344
Amortization of intangible assets	66	66
Stock-based compensation expense	259	320
Mortgage loans originated for sale	(7,944)	(10,287)
Proceeds from mortgage loans sold	7,278	10,310
Gains on sales of loans	(60)	(99)
Net gains on sales of investment securities	(47)	(478)
Income on bank-owned life insurance, net	(280)	(271)
Decrease (Increase) in:
Accrued interest receivable	499	(126)
Prepaid expenses and other assets	2,744	(829)
Increase (Decrease) in:
Accrued expenses and other liabilities	5	(1,808)
Accrued interest payable	(497)	996
Net cash provided by operating activities	7,856	3,813
Cash flows from investing activities:
Proceeds from sales of investment securities	—	4,608
Proceeds from maturities, calls and pay-downs of investment securities	20,949	8,360
Purchase of investment securities	(18,930)	(19,004)
Purchase of tax credits	—	(1,735)
Net increase in loans	(50,850)	(33,680)
Additions to premises and equipment, net	(2,249)	(1,103)
Net cash used in investing activities	(51,080)	(42,554)
Cash flows from financing activities:
Net increase in deposits	53,676	71,359
Net increase (decrease) in borrowed funds	2,644	(9,692)
Cash dividends paid	(1,430)	(1,242)
Proceeds from issuance of common stock	507	530
Proceeds from exercise of stock options	109	368
Tax benefit from exercise of stock options	2	—
Net cash provided by financing activities	55,508	61,323

Net increase in cash and cash equivalents	12,284	22,582
Cash and cash equivalents at beginning of period	32,718	50,887

Cash and cash equivalents at end of period	$45,002	$73,469

Supplemental financial data:
Cash Paid For: Interest	$12,196	$10,504
Income taxes	2,518	2,522
Supplemental schedule of non-cash investing activity:
Transfer from loans to Other Real Estate Owned	—	266

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

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2008.  The Company’s tax years ending December 31, 2004 and later are open to federal and state income tax examinations.

On July 3, 2008 the state of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate drops from the current rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter. Applicable accounting guidance requires that deferred tax assets and liabilities be adjusted in the period of enactment for changes in tax laws or tax rate. Management is currently analyzing the impact of the change in future tax rates on its net deferred tax asset and, in accordance with applicable accounting guidance, during the third quarter of 2008, the company expects to recognize additional tax expense related to the adjustment.

(5)           Stock-Based Compensation

The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company’s 2007 Annual Report on Form 10-K.

Total stock-based compensation expense, which includes stock option awards and restricted stock awards to officers and other employees, and director stock compensation in lieu of cash fees to directors, was $122 thousand and $136 thousand for the three months ended June 30, 2008 and 2007, respectively and $259 thousand and $320 thousand for the six months ended June 30, 2008 and 2007, respectively.

The company recognized stock-based compensation expense related to stock option awards of $64 thousand and $148 thousand for the three and six months ended June 30, 2008, compared to $75 thousand and $206 for the same period in 2007.  Stock-based compensation expense recognized in association with a restricted stock award amounted to $13 and $25 thousand for the three month and six month periods ended June 30, 2008 and 2007.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $45 thousand and $86 for the three and six months ended June 30, 2008 compared to $48 thousand and $89 thousand for the same periods in 2007.  In January 2008, 10,739 shares of common stock were issued to directors in lieu of cash fees related to 2007 annual directors’ stock-based compensation expense of $165 thousand.

There were no stock option awards granted during the three months ended June 30, 2008, and there were 132,000 stock option awards granted to employees during the six month period ended June 30, 2008.   There were 3,500 and 127,600 stock option awards granted to employees during the three and six month periods ended June 30, 2007, respectively.  The options become exercisable at the rate of 25% per year and provide for full vesting upon attainment of age 62 while remaining employed with the bank. Options granted in 2008 and 2007 expire seven years from the date of grant.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

(6)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligation

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service Cost	$175	$138	$260	$276
Interest Cost	39	32	80	64
Net periodic benefit cost	$214	$170	$340	$340

Benefits paid amounted to $20 thousand for the three and six months ended June 30, 2008.  There were no benefits paid in 2007.  The company anticipates accruing an additional $163 thousand to the plan during the remainder of 2008.

On January 1, 2008, the company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”   EITF No. 06-4 requires that an employer recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  Upon adoption of EITF No. 06-4, the company recorded a cumulative-effect adjustment to retained earnings of $1.0 million.  The benefit expense of postretirement cost of insurance for split dollar insurance coverage amounted to $21 thousand and $41 thousand for the three months and six months ended June 30, 2008.

(7)       Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	7,962,963	7,797,414	7,950,475	7,772,836
Dilutive shares	37,623	100,008	40,070	115,679
Diluted weighted average common shares outstanding	8,000,586	7,897,422	7,990,545	7,888,515

Basic earnings per share	$0.22	$0.30	$0.48	$0.58
Effect of dilutive shares	——	(0.01)	——	——
Diluted earnings per share	$0.22	$0.29	$0.48	$0.58

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

At June 30, 2008, there were additional options outstanding to purchase up to 520,149 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following table summarizes significant assets and liabilities carried at fair value at June 30, 2008 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities (1)	$138,422	$8,710	$129,712

Assets measured on a non-recurring basis:
Impaired loans (2)	$1,099	$—	$1,099

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

(2)   Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with  SFAS No. 114 (as amended).  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss.  The increase in specific allowances assigned to collateral dependent impaired loans was $231 thousand for the six months ended June 30, 2008.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair values measures are deemed to be SFAS No. 157 Level 2 measurements.  In accordance with FASB Interpretation No. 45, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At June 30, 2008 and December 31, 2007, the estimated fair value of these commitments was immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment on the loan is quoted.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the company’s only derivative instruments and are accounted for in accordance with SFAS No. 133 (as amended). The fair values of the company’s derivative instruments are deemed to be SFAS No. 157 Level 2 measurements.    At June 30, 2008 and December 31, 2007, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

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

Overview

Results of Operations

Net income for the three months ended June 30, 2008 amounted to $1.8 million compared to $2.3 million for the quarter ended June 30, 2007.  Diluted earnings per share were $0.22 for the second quarter compared to $0.29 for the same period in 2007.  The quarterly results represented decreases of 23% and 24% in net income and diluted EPS, respectively, compared to the same period in the prior year.

Net income for the six months ended June 30, 2008 amounted to $3.8 million compared to $4.5 million for the same period in 2007.  Diluted earnings per share were $0.48 for the six months ended June 30, 2008 compared to $0.58 for the comparable 2007 period.  The year-to-date results represented decreases of 16% and 17% in net income and diluted EPS, respectively, compared to the same period in the prior year.

The decrease in net income as compared to the prior year periods was primarily attributed to reduced spreads in the first six months of 2008, which is prevalent nationally at community banks, as well as an increase in the provision for loan losses principally due to strong loan growth in the first six months of 2008 and securities gains realized in 2007.

•  Net interest income and margin

The company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  As with many banks, the rapid decline in

market rates in late 2007 through April of 2008 created margin compression for the company.   Interest spreads declined as rates on many of our assets adjusted downward with the market rates, while rates on deposits declined but at a much slower pace due to tight credit markets and a highly-competitive marketplace.

The re-pricing frequency of these assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Net interest income for the quarter ended June 30, 2008 amounted to $10.2 million, compared to $10.1 million in the June 2007 quarter. Net interest margin was 4.12% for the quarter ended June 30, 2008 compared to 4.10% and 4.46% for the quarters ended March 31, 2008 and June 30, 2007, respectively.  The company realized slight improvement in net interest margin during the second quarter as loans continued to grow, deposit balances increased and deposit rates declined, higher-cost brokered CDs matured and short-term rates on FHLB advances provided a cost effective funding alternative.

Net interest income for both six month periods ended June 30, 2008 and 2007 amounted to $20.1 million.  Net interest margin was 4.10% for the six months ended June 30, 2008, compared to 4.49% for the same period in 2007 and 4.40% for the year ended December 31, 2007. The decrease in the six month margin resulted from the decline in asset yields outpacing the decline in funding costs over the period.  As noted above, the company continued to grow the loan portfolio which alleviated much of the impact of this margin compression and help to deliver net interest income levels comparable to the prior year period.

•  Provision for loan losses

The provision for loan losses, which is impacted by loan growth and asset quality, amounted to $550 thousand for the second quarter of 2008, as compared to $52 thousand in the second quarter of 2007. The provision for loan losses for the six months ended June 30, 2008 amounted to $867 thousand, compared to $135 thousand for the same period in 2007.  The increases over the prior year periods were primarily due to loan growth and the effect of net charge-offs which occurred primarily in the second quarter. Total loans have increased $51.4 million, or 6%, since December 31, 2007. Year-to-date, the company recorded 2008 net charge-offs of $213 thousand, compared to 2007 year-to-date net recoveries of $42 thousand.   Despite the charge-offs, asset quality remained strong with annualized year-to-date net charge-offs amounting to only 0.05% of average total loans, and non-performing assets to total assets of 0.57% at June 30, 2008.  The allowance for loan losses to total loans ratio was 1.60% at June 30, 2008 compared to 1.62% at December 31, 2007 and 1.65% at June 30, 2007.

•  Non-interest income and expense

Non-interest income for the quarter ended June 30, 2008 amounted to $2.4 million, a decrease of $127 thousand, or 5%, over the same quarter in the prior year.  The decrease was due primarily to a decrease in gains on sales of investment securities partially offset by an increase in deposit-service fees.   Excluding security gains, non-interest income increased $298 thousand or 14%, over the comparable three-month period in the prior year.  Non-interest income for the six months ended June 30, 2008 was $4.8 million, an increase of $192 thousand, or 4%, compared to the same period in 2007.  The increase resulted primarily from an increase in deposit-service fees, partially offset by a decrease in gains on sales of investment securities.  Excluding security gains, non-interest income increased $623 thousand, or 15%, over the comparable six-month period in the prior year.

Non-interest expense was $9.6 million quarter-to-date, an increase of $640 thousand, or 7%, over the comparable period in 2007.  Non-interest expense amounted to $18.6 million for the six months ended June 30, 2008, an increase of $1.2 million, or 7%, compared to the same period in 2007.  The increases in non-interest expense were primarily related to the company’s strategic growth initiatives resulting in increases in the areas of compensation-related costs, advertising expenses, training expense and business consulting expenses.  In addition, in 2008 the company’s deposit insurance premiums increased, due to FDIC insurance assessment changes which applied to all banks.

•  Effective tax rates

The effective tax rate for the six months ended June 30, 2008 was 29.03% compared to 35.77% in the 2007 period.  The effective tax rate is impacted by the level of tax-exempt income to total income. The current period effective tax rate was also impacted by the formation of two new security corporations as bank subsidiaries in the fourth quarter of 2007. The income earned by these security corporations are assessed at a more favorable state income tax rate.

Sources and Uses of Funds

The company’s primary sources of funds are deposits, brokered certificates of deposit (“brokered CDs”), borrowings from the Federal Home Loan Bank of Boston (the “FHLB”), repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The company uses these funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.116 billion at June 30, 2008, an increase of 5.5% since December 31, 2007. The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans increased 6% since December 31, 2007 and amounted to $885.2 million, or 79% of total assets. Commercial loans amounted to $754.4 million, or 85% of total loans.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. The fair value of total investments amounted to $142.3 million at June 30, 2008, or 13% of total assets, and has decreased $3.2 million since December 31, 2007.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit, interest checking and business checking accounts and traditional savings accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (money market accounts, commercial tiered rate or “investment savings” accounts and certificates of deposit or “CDs”), wholesale funding (brokered CD’s, repurchase agreements, FHLB borrowings), and investment portfolio cash flow.

Deposits, excluding brokered CDs, amounted to $890.0 million, and increased $92.0 million or 12%, since December 31, 2007. Deposit growth was noted in all categories, with the largest increase in higher-cost deposit account balances as customers, sensitive to the market rate decreases, have sought more competitive higher yielding deposit products.  At June 30, 2008, total deposits, which include brokered CDs, amounted to $922.5 million, representing 6% growth over December 31, 2007.

As deposit balances increased during the quarter, the company reduced the balances of brokered CD’s and utilized FHLB short-term advances to fill funding gaps.  At June 30, 2008, the company had $32.4 million in brokered CDs, a reduction of 54% since December 31, 2007. Borrowed funds (repurchase agreements and FHLB borrowings) amounted to $84.1 million, an increase of 3%, since December 31, 2007.

Opportunities and Risks

The company’s primary market is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks with greater financial resources, and the products offered by non-bank financial services competitors.

Management continually strives to differentiate the company and provide a unique customer experience through highly competitive commercial lending, deposit and cash management products, investment advisory and management services, and insurance products.  The company delivers these product through consistent, responsive and personal service based on an understanding of the financial needs of its customers.  Advances in, and the increased use of, technology, such as internet banking and electronic transaction processing, are expected to have a significant impact on the future competitive landscape confronting financial institutions.  Management continually examines new products and technologies in order to maintain a highly competitive mix of product offerings and to target product lines to customer needs.

While the company has consistently had a growth strategy since its inception, several times in its history management has strategically increased and accelerated investments in growth, including in the early 1990s and the late 1990s/2000 when turbulent times, similar to current economic conditions, opened up market share and growth opportunities for the company.  Over the past several months, the company has chosen to make significant investments in various growth initiatives, including the following: hiring of key personnel; opening of new branch locations; consistent marketing; and increased investments in our service culture and employee development.  The company opened its fifteenth branch location in June and is in the process of obtaining regulatory approvals to establish new branches in Derry, New Hampshire and Acton, Massachusetts.  The company expects to open these offices for business in 2009.  Such expansion typically increases the company’s operating expenses in the short-term, primarily in salary and benefits, marketing, and occupancy, before the long-term growth benefits are fully realized in those markets.

The recent economic turmoil has had a severe impact on nationwide housing and financial markets and the financial services industry in general.  Any extended continuation of these national trends could have long-term adverse consequences in the local housing, construction and banking industries, and further weaken the local economy, negatively impacting the company’s financial condition and performance in a variety of ways.  However, as noted above challenging economic cycles are not new to the bank or its experienced management and lending team. The company opened for business in 1989 during a severe recession.  Management believes that the disciplined and consistent lending and credit review practices, and the prudent investment strategies that were established at that time are ingrained in the company’s culture and have served to provide quality asset growth over various economic cycles.

Management believes the company’s business model, strong service and technology cultures, experienced banking professionals, in-depth knowledge of our markets and reputation within the community create opportunities for the company to be the leading provider of banking and investment management services in its growing market area.  Management believes that the company is well positioned, both financially and strategically, to capitalize on opportunities created by the current challenging banking landscape.

In addition to competition, growth and economic unease, the company’s significant challenges continue to be the effective management of interest rate, credit and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contained in this Form 10-Q.

The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the heading “Credit Risk/Asset Quality and the Allowance for Loan Losses.”

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the company’s risk management process, particularly as it relates to technology administration, information security, vendor management and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitor and safeguard information on its operating systems and those of third party service providers.  The company contracts with outside parties to perform a broad scope of both internal and external security assessments on the company’s systems on a regular basis. These third parties test the company’s network configuration and security controls, and assess internal practices aimed at protecting the company’s operating systems.  In addition, the company contracts with an outside service provider to monitor usage patterns and identify unusual activity on bank issued debit/ATM cards.  The company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scans for computer viruses on the company’s information systems.

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

Refer to Item 1A, “Risk Factors” included in the company’s 2007 Annual Report on Form 10-K for additional factors that could adversely affect the company’s future results of operations and financial condition.

Financial Condition

Total assets increased $58.1 million, or 5.5%, over December 31, 2007, to $1.116 billion at June 30, 2008.  The increase was primarily attributable to increases in total loans funded, primarily through deposit growth.

Short-term investments

As of June 30, 2008, short-term investments amounted to $8.9 million, an increase of $1.1 million compared to December 31, 2007. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows and the immediate liquidity needs of the company.

Investments

At June 30, 2008, the investment portfolio’s fair market value was $142.3 million, representing a decline of $3.2 million since December 31, 2007.  The fair market value of the investment portfolio represented 13% of total assets at June 30, 2008 and 14% at December 31, 2007.  As of the periods indicated below, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Federal agency obligations (1)	$—	$12,543	$10,365
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	68,463	62,218	59,992
Municipal securities	61,249	60,049	55,945
Fixed income securities	$129,712	$134,810	$126,302

Equity securities	8,710	6,812	9,538
Federal Home Loan Bank stock (2)	3,895	3,895	1,609
Total investments	$142,317	$145,517	$137,449

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

See Note 8, “Fair Value Measurements” to the company’s unaudited consolidated financial statements contained in this Form 10-Q for further information regarding the company’s fair value measurements for available for sale securities.

During the six months ended June 30, 2008, the total principal paydowns, calls and maturities amounted to $20.9 million.  These portfolio outflows were partially utilized to purchase $19.0 million in securities and to fund loan growth over the period. The net unrealized loss on the portfolio at June 30, 2008 was $955 thousand compared to a net unrealized gain of $382 thousand at December 31, 2007.  The net unrealized loss at June 30, 2008 was comprised of net losses of $263 thousand on the fixed income portfolio and net market value decreases in the equity portfolio of $692 thousand.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss is deemed to be other than temporary, the company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as market interest yields rise and fall.  Due to the fixed rate nature of this portfolio, as market yields fall the value of the portfolio rises, and as market yields rise, the value of the portfolio declines.  The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity.  Included in the net unrealized loss on the fixed income portfolio noted above were unrealized losses of $411 thousand within the CMO/MBS portfolio and unrealized gains of $148 thousand in the municipal portfolio.  Management determined that the declines in market value on the fixed income portfolio at June 30, 2008 were due to market volatility.  Management does not believe that any securities in the fixed income portfolio had material declines in credit quality.   Therefore, these unrealized losses were not considered other than temporary in nature at June 30, 2008.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual funds in the portfolio. The unrealized losses on the equity portfolio at June 30, 2008, were due to the market volatility during the period.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or mutual fund exhibits fundamental deterioration and whether it is unlikely that the security or fund in question will recover its unrealized loss in the foreseeable future.  Upon such review, there were no equity securities or mutual funds that were considered other-than-temporarily impaired at June 30, 2008.

At June 30, 2008, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be the date of maturity.

From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $30.1 million and $24.5 million at June 30, 2008 and December 31, 2007 respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $42.1 million and $54.2 million at June 30, 2008 and December 31, 2007 respectively.

Loans

The company specializes in lending to business entities, non-profit organizations, professionals and individuals. The company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made by the company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit.  The company does not have a “sub-prime” mortgage program.

The company continues to grow its loan portfolio.  Total loans amounted to $885.2 million at June 30, 2008, an increase of $51.4 million, or 6%, compared to December 31, 2007, and 11% since June 30, 2007.  Total loans represented 79% of total assets at both June 30, 2008 and December 31, 2007.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $46.4 million over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$432,474	48.8%	$406,410	48.7%	$381,203	48.0%
Commercial and industrial	211,329	23.8%	188,866	22.6%	175,971	22.1%
Commercial construction	110,571	12.5%	112,671	13.5%	118,482	14.9%
Total commercial loans	754,374	85.1%	707,947	84.8%	675,656	85.0%

Residential mortgages	77,546	8.8%	73,933	8.9%	67,026	8.4%
Residential construction	3,867	0.4%	4,120	0.5%	4,847	0.5%
Home equity	45,127	5.1%	44,292	5.3%	43,093	5.4%
Consumer	4,285	0.5%	4,493	0.5%	4,653	0.6%
Loans held for sale	994	0.1%	268	0.0%	625	0.1%
Gross loans	886,193	100.0%	835,053	100.0%	795,900	100.0%
Deferred fees, net	(1,011)		(1,234)		(1,255)
Total loans	885,182		833,819		794,645

Allowance for loan losses	(14,199)		(13,545)		(13,117)
Net loans	$870,983		$820,274		$781,528

Commercial real estate loans increased $26.1 million, or 6%, as of June 30, 2008, compared to December 31, 2007, and 13% compared to June 30, 2007.  Commercial real estate loans include secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $22.5 million, or 12%, since December 31, 2007, and 20% as compared to June 30, 2007.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or those secured by inventories, equipment and/or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $2.1 million, or 2%, from December 31, 2007, and 7% compared to June 30, 2008.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The decrease reflects the impact of the current economic environment on the construction industry and the company’s origination activity.  The company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential real estate loans, residential construction, home equity mortgages and consumer loans combined remained relatively consistent representing approximately 15% of the total loan portfolio at June 30, 2008 and December 2007.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. During the six months ended June 30, 2008 the company originated $7.9 million in residential loans designated for sale, compared to $10.3 million for the comparable period in the prior year.

At June 30, 2008, the company had commercial loan balances participated out to various banks amounting to $13.9 million, compared to $6.8 million at December 31, 2007.  Balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership and amounted to $15.3 million and $13.9 million at June 30, 2008 and December 31, 2007, respectively.  The company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $244.7 million and $219.3 million at June 30, 2008 and December 31, 2007, respectively.

Credit Risk/Asset Quality and the Allowance for Loan Losses

The company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the company does not have a “sub-prime” lending program.  However, inherent in the lending process is the risk of loss.  The company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  Commercial loan size is typically larger and the underlying commercial real estate values, the actual cost necessary to complete a construction project and customer cash flow and payment expectations on such loans can be more easily influenced by conditions in the related industries, the real estate market or in the local economy. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material adverse impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

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

The allowance for loan losses to total loans ratio was 1.60% at June 30, 2008 and was consistent with the December 31, 2007 ratio of 1.62%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of June 30, 2008.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007

Commercial real estate	$3,473	$2,161	$1,445
Commercial and industrial	2,191	1,124	1,400
Commercial construction	142	372	—
Residential and home equity	582	293	170
Consumer	—	6	41
Total non-accrual loans	6,388	3,956	3,056
Accruing loans > 90 days past due	—	—	1
Total non-performing loans	6,388	3,956	3,057
Other real estate owned (“OREO”)	—	200	266
Total non-performing assets	$6,388	$4,156	$3,323

Total Loans	$885,182	$833,819	$794,645

Loans 60-89 days past due: Total loans	0.15%	0.03%	0.05%
Adversely classified loans : Total loans	1.10%	0.76%	0.71%
Non-performing loans: Total loans	0.72%	0.47%	0.38%
Non-performing assets: Total assets	0.57%	0.39%	0.32%

Allowance for loan losses	$14,199	$13,545	$13,117
Allowance for loan losses: Non-performing loans	222.28%	342.39%	429.08%
Allowance for loan losses: Total loans	1.60%	1.62%	1.65%

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

In general, non-performing statistics have trended upward as would be expected during the current economic decline. However, management does not consider the increase since 2007 to be indicative of deterioration in the credit quality of the general loan portfolio. Overall asset quality remained favorable during the period as indicated by the following factors: the reasonable level of non-performing loans, given the size and mix of the company’s loan portfolio; the absence of any foreclosures resulting in OREO during the current period; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of non-performing loans are adequately collateralized at June 30, 2008.

At June 30, 2008, the company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $9.7 million, compared to $6.3 million at December 31, 2007.  Loans classified as substandard include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  While a portion of adversely classified loans are non-performing, the remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

Included in these classified balances were $6.0 million and $3.6 million of non-performing loans at June 30, 2008 and December 31, 2007, respectively.   The $349 thousand and $400 thousand of non-performing loans which were not adversely classified at June 30, 2008 and December 31, 2007, represented the guaranteed portions of non-performing Small Business Administration (“SBA”) loan balances. The $2.4 million net increase in non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, since December 31, 2007, was due primarily to commercial real estate and commercial and industrial loans added to non-accrual status during the period, partially offset by principal paydowns, charge-offs and upgrades.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.  Impaired loans included in non-accrual balances were $6.4 million and $3.9 million as of June 30, 2008 and December 31, 2007.  The increase since December 2007 was mainly due to the net additions to commercial non-performing loans, as noted above.  Accruing impaired loans amounted to $1.0 million and $75 thousand at June 30, 2008 and December 31, 2007, respectively.  Based on management’s assessment, at June 30, 2008, impaired loans totaling $1.5 million required specific reserves of $333 thousand and impaired loans of $5.9 million required no specific reserves.  At December 31, 2007, impaired loans totaling $200 thousand required specific reserves of $195 thousand and impaired loans of $3.8 million required no specific reserves.

One loan was transferred into OREO in 2007 as the result of foreclosure proceedings. The OREO property was subsequently sold in February 2008 and the company recovered the December 31, 2007 carrying value. There was no additional OREO added during the period ended June 30, 2008.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2008	2007

Balance at beginning of year	$13,545	$12,940

Charged-off loans:
Commercial real estate	—	17
Commercial and industrial	525	81
Commercial construction	—	—
Residential and home equity	15	—
Consumer	15	10
Total Charged off	555	108

Recoveries on charged-off loans:
Commercial real estate	2	30
Commercial and industrial	304	110
Commercial construction	—	—
Residential and home equity	33	—
Consumer	3	10
Total recoveries	342	150

Net loans(charged-off) / recovered	(213)	42

Provision charged to operations	867	135
Balance at June 30,	$14,199	$13,117

Annualized net loans (charged-off) / recovered: Average loans outstanding	(0.05)%	0.01%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The provision for loan losses is impacted by asset quality and loan growth.  The increased provision compared to the prior period is primarily due to the level of loan growth and the effect of net charge-offs which occurred primarily in the second quarter.  The largest component of the second quarter charge-offs was a charge of $390 thousand for a single commercial relationship based on management’s assessment of the weakness associated with this borrower.  Also in the second quarter, the company realized a $300 thousand recovery on a commercial relationship which was charged-off in December 2007.

Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management Discussion and Analysis, included in the company’s 2007 Annual Report on Form 10-K for additional information regarding the company’s credit risk management process and allowance for loan losses.

Deposits

Total deposits amounted to $922.5 million at June 30, 2008, an increase of $53.7 million, or 6%, compared to December 31, 2007, and a decrease of 2% since June 30, 2007.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$185,036	20.1%	$167,039	19.2%	$170,403	18.1%
Interest bearing checking	173,599	18.8%	160,668	18.5%	173,395	18.5%
Total checking	358,635	38.9%	327,707	37.7%	343,798	36.6%

Retail savings/money markets	147,835	16.0%	145,959	16.8%	141,418	15.1%
Commercial savings/money markets	139,818	15.2%	120,768	13.9%	135,531	14.4%
Total savings/money markets	287,653	31.2%	266,727	30.7%	276,949	29.5%

Certificates of deposit	243,754	26.4%	203,657	23.5%	198,040	21.1%

Total non-brokered deposits	890,042	96.5%	798,091	91.9%	818,787	87.2%

Brokered certificates of deposit	32,420	3.5%	70,695	8.1%	120,094	12.8%

Total deposits	$922,462	100.0%	$868,786	100.0%	$938,881	100.0%

Excluding brokered CDs, deposit balances increased $92.0 million, or 12%, since December 31, 2007, and 9% compared to June 30, 2007. Increases in balances were noted in all categories as of June 30, 2008, with the largest increase in certificates of deposit. Certificates of deposit have increased $40.1 million, or 20%, since December 31, 2007 and 23% since June 30, 2007.  Saving and money market accounts increased $20.9 million, or 8%, since December 31, 2007 and 4% since June 30, 2007.  The increases are attributed to customers seeking higher-yielding secure products as alternatives for their investable funds due to recent volatility in financial markets.  Additionally, checking account balances increased $30.9 million, or 9%, since December 31, 2007 and 4% since June 30, 2007, respectively.  Checking account balances fluctuate based on customer’s cash needs for operations.

As community generated deposit balances increased and borrowing rates for short-term FHLB advances declined, the company reduced the balance of brokered CDs.  At June 30, 2008, brokered CDs decreased by $38.3 million, or 54%, since December 31, 2007, and $87.7 million, or 73%, since June 30, 2007.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $84.1 million at June 30, 2008, an increase of $2.6 million, or 3%, since December 31, 2007 and $78.7 million compared to the low June 30, 2007 level.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	June 30, 2008		December 31, 2007		June 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,641	2.0%	$8,267	10.2%	$3,081	56.9%
FHLB Borrowings	82,432	98.0%	73,162	89.8%	2,332	43.1%
Total borrowed funds	$84,073	100.0%	$81,429	100.0%	$5,413	100.0%

The overall increase in borrowed funds is primarily due to the decrease in brokered CDs and the more cost effective FHLB advance rates during the period, as noted above.

At June 30, 2008, the bank had the capacity to borrow additional funds from the FHLB of up to $87.2 million.  Management believes that the company has adequate liquidity to meet its commitments.

Assets under management

Investment assets under management amounted to $525.0 million at June 30, 2008 compared to $573.6 million at December 31, 2007, a decrease of 8%.  The decrease was primarily attributable to the migration of off-balance sheet sweep accounts to other higher yielding alternatives, including on-balance sheet deposit products, as the yields on the sweep accounts have declined in relationship with short-term treasury yields, a reduction in investment assets, and declines in equity market values during the period.  Total assets under management amounted to $1.664 billion at June 30, 2008 as compared to $1.652 billion at December 31, 2007, an increase of 1%.

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

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. Liquidity policies are set and monitored by the company’s Asset-Liability Committee of the Board of Directors. The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity in the brokered CD market and at the FHLB, and through fed fund purchase arrangements with correspondent banks.

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

Capital Resources

As of June 30, 2008, both the company and the bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of June 30, 2008 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount		Ratio

Total Capital (to risk weighted assets)	$104,137	11.11%	$74,972	8.00%	$93,715		10.00%

Tier 1 Capital (to risk weighted assets)	92,392	9.86%	37,486	4.00%	56,229		6.00%

Tier 1 Capital (to average assets)	92,392	8.69%	42,511	4.00%	53,138	*	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank.  For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $507 thousand of the $1.4 million cash dividend paid through June 30, 2008, into 39,480 shares of the company’s common stock.

On July 16, 2008, the company announced a quarterly dividend of $0.09 to be paid on September 2, 2008 to shareholders of record as of August 12, 2008.  The quarterly dividend represents a 12.5% increase over the 2007 dividend rate.

Results of Operations

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Unless otherwise indicated, the reported results are for the three months ended June 30, 2008 with the “comparable period” and “prior period” being the three months ended June 30, 2007. Average yields are presented on a tax equivalent basis.

The company reported second quarter 2008 net income of $1.8 million compared to $2.3 million for the same period in 2007, a decrease of 23%.  Diluted earnings per common share were $0.22 for the three months ended June 30, 2008 compared to $0.29 for the comparable 2007 period, a decrease of 24%.

Net Interest Margin

The market rate reductions that continued through April of 2008 resulted in sustained margin compression over the current period.  Spreads declined as asset yields repriced downward much more quickly than deposit and funding costs, due to tight credit markets and a highly-competitive marketplace for deposits during the period. Tax equivalent net interest margin decreased by 34 basis points, to 4.12% for the three months ended June 30, 2008, compared to 4.46% basis points in the prior period.

During the current quarter, margin has improved 2 basis points over the first quarter of 2008. This slight increase in margin resulted from loan growth, increases in deposit balances and declines in deposit rates, higher-cost brokered CDs maturing and short-term rates on FHLB advances providing a cost effective funding alternative.

Net Interest Income

The company’s net interest income was $10.2 million for the three months ended June 30, 2008 compared to $10.1 million for the second quarter 2007, respectively. Total interest and dividend income for the 2008 period decreased by $362 thousand, while total interest expense decreased by $459 thousand over the prior period. These changes are discussed below.

Interest Income

Interest income amounted to $15.6 million, a decrease of $362 thousand, or 2%, compared to the prior period.  The decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets to 6.28% compared to 7.04%, due to the reduction in market interest rates since the prior period.  The impact of this decline in yield on interest income was partially offset by a $93.3 million, or 10%, increase in the average balance of interest earning assets.

Interest income on loans amounted to $14.1 million, a decrease of $480 thousand over the prior period, due primarily to the decline in rates, partially offset by the impact of growth in average balances. Total investment income amounted to $1.5 million, an increase of $118 thousand compared to the prior period, due primarily to the increase in the average investment balances and the income associated with securities which were called during the period.

Average loan balances increased $83.3 million, or 11%, compared to the prior period, while the average balance of investment securities and short-term investments (together “investments”) increased by $10 million, or 7%, over the comparable period.

The average yield on loans declined 93 basis points compared to the prior period and amounted to 6.50% for the three months ended June 30, 2008. The average yield on investments increased 14 basis points, amounting to 4.97% for the current period.  The increase is primarily attributed to higher yielding securities purchased subsequent to June 2007 and the accretion of unamortized discounts to income, due to the call or redemption of securities as interest rates continued to decline during the current period.

Interest Expense

Interest expense amounted to $5.5 million, a decrease of 8% compared to the same quarter in the prior period.  The decrease resulted primarily from a 56 basis point decrease in the average cost on interest bearing funding products due to the reduction in market interest rates over the period. The decrease was partially offset by the expense associated with the $82.7 million, or 11%, increase in the average balance of these funding sources, which was primarily due to an increase in average FHLB balances.

Interest expense on interest checking, savings and money market accounts decreased $343 thousand, or 17%, over the same quarter in the prior period.  The decrease was primarily due to the decrease in rates, partially offset by an increase in average balances. The average balances of interest checking, savings and money market accounts increased $23.3 million, or 6% over the prior period, while the average cost of these accounts decreased 42 basis points to 1.54%.

Interest expense on total CDs (brokered and non-brokered) decreased $521 thousand, or 15%, compared to the prior period, due primarily to the decrease in market rates. Interest expense on non-brokered CDs increased $344 thousand, or 16%, over the comparable period.   The average cost of non-brokered CDs decreased 51 basis points, to 3.91%, for the three months ended June 30, 2008, while these average balances increased $59.8 million, or 32%, compared to the prior period.  Interest expense on higher costing brokered CDs decreased $865 thousand, or 66%, over the comparable period.  The average cost of brokered CDs decreased 18 basis points, to 5.16% for the three months ended June 30, 2008 and the average balances decreased by $63.8 million.  Due to the term nature of these deposits, rate reductions generally are achieved at a slower pace than declines in market rates; however some progress in lowering CD rates was achieved during the quarter.

Interest expense on borrowed funds increased $405 thousand over the same period last year.  The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds. The average balance of borrowed funds, consisting of FHLB borrowings and repurchase agreements, has increased $63.5 million.  The increase in these average balances was primarily due to the use of FHLB advances as a cost effective funding alternative to brokered CDs. The average cost of borrowed funds, for the three months ended June 30, 2008 decreased 219 basis points, to 2.98%, as compared to 5.17% in the 2007 period.

The interest expense and average rate on junior subordinated debentures was $295 thousand and 10.88%, respectively, for three months ended June 2008 and 2007.

The average balance of non-interest bearing demand deposits, for the three months ended June 30, 2008, increased $3.4 million as compared to the same period in 2007. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.  This non-interest bearing funding represented 19% of total average deposit balances for the three months ended June 30, 2008 and 2007, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

	Net	Increase (decrease) due to
(Dollars in thousands)	Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(480)	$1,543	$(1,839)	$(184)
Investments (1)	118	121	48	(51)
Total interest earnings assets	(362)	1,664	(1,791)	(235)

Interest Expense
Int chkg, savings and money market	(343)	114	(439)	(18)
Certificates of deposit (2)	(521)	(48)	(481)	8
Borrowed funds	405	864	(72)	(387)
Junior subordinated debentures	—	—	—	—
Total interest-bearing funding	(459)	930	(992)	(397)

Change in net interest income	$97	$734	$(799)	$162

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2008 and 2007.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$863,639	$14,091	6.50%	$780,337	$14,571	7.43%
Investments (3)	146,824	1,520	4.97%	136,792	1,402	4.83%
Total interest earnings assets	1,010,463	15,611	6.28%	917,129	15,973	7.04%

Other assets	68,071			65,843

Total assets	$1,078,534			$982,972

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$442,683	1,705	1.54%	$419,398	2,048	1.96%
Certificates of deposit (4)	283,820	2,878	4.07%	287,882	3,399	4.74%
Borrowed funds	76,786	578	2.98%	13,265	173	5.17%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	814,114	5,456	2.68%	731,370	5,915	3.24%

Net interest rate spread			3.60%			3.80%

Demand deposits	165,896	—	—	162,519	—	—
Total deposits, borrowed funds and debentures	980,010	5,456	2.23%	893,889	5,915	2.65%

Other liabilities	9,666			8,603
Total liabilities	989,676			902,492

Stockholders’ equity	88,858			80,480

Total liabilities and stockholders’ equity	$1,078,534			$982,972

Net interest income		$10,155			$10,058

Net interest margin (tax equivalent))			4.12%			4.46%

(1)   Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $382 and $309 for the periods ended June 30, 2008 and June 30, 2007 respectively.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees.

(3)   Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)   Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $550 thousand compared to $52 thousand for the prior quarter.

The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio.  Management’s assessment includes, among other factors, the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, the level of charge-offs and recoveries during the period, growth of outstanding loans and the inherent risks in the nature of the loan portfolio.

There have been no material changes to the company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition – Credit Risk/Asset Quality and the Allowance for Loan Losses” in this Form 10-Q above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s 2007 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended June 30, 2008 decreased $127 thousand, or 5%, primarily due to decreases in the gains on sales of securities, partially offset by increases in deposit service fees.  Excluding security gains, non-interest income increased $298 thousand, or 14%, over the comparable period in the prior year.

Deposit-service fees increased by $287 thousand, or 43%, for the three months ended June 30, 2008 compared to the same period in 2007. The increase resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during the period and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2008, increased $640 thousand, or 7%, compared to the same period in 2007. The primary components of the increase were salaries and employee benefits, advertising and public relations expenses, and deposit insurance premiums, as well as other operating expenses, partially offset by smaller declines in occupancy, audit, legal and other professional expenses.

Salaries and employee benefits increased $500 thousand, or 9%. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, partially offset by a reduction in performance-based incentive compensation.

Advertising and public relations expenses increased $158 thousand, or 50%, compared to the same period in 2007. The increase primarily resulted from advertising campaigns which supported the company’s expansion and business development efforts.

Deposit insurance premiums increased $176 thousand due to the FDIC assessment changes which applied to all banks.

Other operating expenses increased $110 thousand, or 16%, compared to the same period in 2007, due primarily to increases in employee training and development costs and correspondent bank charges.

Income Tax Expense

Income tax expense for the three months ended June 30, 2008 and June 30, 2007 was $606 thousand and $1.2 million, respectively. The effective tax rate for the three months ended June 30, 2008 and June 30, 2007 was 25.37% and 34.83%, respectively. The decrease in the effective tax rate was primarily due to increased levels of non-taxable income on certain tax-exempt investments and loans and a reduction in state income taxes as a result of the company’s two security corporations that were formed in the fourth quarter of 2007.

Results of Operations

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Unless otherwise indicated, the reported results are for six months ended June 30, 2008 with the “comparable period” and “prior year” being the six months ended June 30, 2007. Average yields are presented on a tax equivalent basis.

The company reported year to date June 2008 net income of $3.8 million compared to $4.5 million for the same period in 2007, a decrease of 16%.  Diluted earnings per common share were $0.48 for the six months ended June 30, 2008 compared to $0.58 for the comparable 2007 period, a decrease of 17%.

Net Interest Margin

The market rate reductions that continued through April of 2008 resulted in sustained margin compression over the current period.  Spreads declined as asset yields repriced downward much more quickly than deposit and funding costs, due to tight credit markets and a highly-competitive marketplace for deposits during the period. Tax equivalent net interest margin decreased by 39 basis points, to 4.10% for the six months ended June 30, 2008, compared to 4.49% in the prior year. The company realized slight improvement in the margin during the current quarter due to loan growth and recent reductions in funding costs, as previously noted.

Net Interest Income

The company’s net interest income was $20.1 million for both the six months ended June 30, 2008 and 2007, respectively. Total interest and dividend income for the 2008 period increased by $176 thousand, while total interest expense increased by $199 thousand over the prior year.  These changes are discussed below.

Interest Income

Total interest income amounted to $31.8 million, an increase of $176 thousand compared to the prior year.  The increase resulted primarily from an $87.9 million, or 10%, increase in the average balance of interest earning assets, which mitigated the impact of a 58 basis point decrease in the average tax equivalent yield on interest earning assets to 6.46% compared to 7.04%.

Interest income on loans amounted to $28.7 million, a decrease of $187 thousand over the prior year.  The decline was due primarily to the decline in rates, the impact of which was virtually offset by growth in average balances. Total investment income amounted to $3.1 million, an increase of $363 thousand compared to the prior period, due primarily to the increase in the average investment balances and the income associated with securities called as noted below.

Average loan balances increased $75.4 million, or 10%, compared to the prior period, while the average balance of investment securities and short-term investments (together “investments”) increased by $12.6 million, or 9%, over the comparable period.

The average yield on loans declined 73 basis points compared to the prior period and amounted to 6.70% for the six months ended June 30, 2008.  The average yield on investments increased 25 basis points, amounting to 5.05% for the current period.  The increase is primarily attributed to higher yielding securities purchased subsequent to June 2007, including tax-exempt securities, and the accretion of unamortized discounts to income, due to the call or redemption of securities as interest rates continued to decline during the current period.

Interest Expense

Total interest expense amounted to $11.7 million, an increase of 2% compared to the same period in the prior year.  The increase resulted primarily from the impact on interest expense from a $78.2 million, or 11%, increase in the average balance of interest bearing funding sources, partially offset by a 27 basis point decrease in the average cost of these funding products.

Interest expense on interest-checking, savings and money market accounts decreased $417 thousand over the comparable period in the prior year.  The decrease is primarily due to the decrease in rates, partially offset by an increase in average balances. The average balances of interest checking, savings and money market accounts increased $14.2 million, or 3% over the same period in the prior year, while the average cost of these accounts decreased 26 basis points to 1.67%.

Interest expense on total CDs (brokered and non-brokered) decreased $142 thousand, or 2%, over the comparable period due primarily to the decrease in market rates, partially offset by growth in the average balance of non-brokered CDs. Interest expense

on non-brokered CDs increased $757 thousand, or 18%, over the comparable period.   The average cost of non-brokered CDs decreased 21 basis points for the six months ended June 30, 2008, while these average balances increased $45.4 million, or 24%, compared to the prior period.  Interest expense on higher costing brokered CDs decreased $899 thousand, or 38%, over the comparable period.  The average cost of brokered CDs decreased 16 basis points for the six months ended June 30, 2008 and the average balances decreased by $32.4 million.  Due to the term nature of these deposits, rate reductions generally are achieved at a slower pace than declines in market rates.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $758 thousand compared to the prior year.  The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds.  The average balance of borrowed funds increased $51 million, as the company continued to utilize FHLB advances as a cost effective funding alternative to brokered CDs. The average cost of borrowed funds, for the six months ended June 30, 2008 decreased 173 basis points, to 3.46%, as compared to the 2007 period.

The interest expense and average rate on junior subordinated debentures was $589 thousand and 10.88%, respectively, for the six months ended June 2008 and 2007.

The average balance of non-interest bearing demand deposits, for the six months ended June 30, 2008, increased $2.1 million as compared to the same period in 2007. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.   This non-interest bearing funding represented 18% and 19% of total average deposit balances for the six months ended June 30, 2008 and 2007, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(187)	$2,779	$(2,836)	$(130)
Investments (1)	363	302	169	(108)
Total interest earnings assets	176	3,081	(2,667)	(238)

Interest Expense
Int chkg, savings and money market	(417)	136	(544)	(9)
Certificates of deposit (2)	(142)	302	(444)	(0)
Borrowed funds	758	1,379	(128)	(493)
Junior subordinated debentures	—	—	—	—
Total interest-bearing funding	199	1,817	(1,116)	(502)

Change in net interest income	$(23)	$1,264	$(1,551)	$264

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2008 and 2007.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$851,633	$28,653	6.70%	$776,256	$28,840	7.43%
Investments (3)	147,389	3,117	5.05%	134,818	2,754	4.80%
Total interest earnings assets	999,022	31,770	6.46%	911,074	31,594	7.04%

Other assets	67,598			64,590

Total assets	$1,066,620			$975,664

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$435,184	3,612	1.67%	$421,023	4,029	1.93%
Certificates of deposit (4)	292,227	6,334	4.36%	279,250	6,476	4.68%
Borrowed funds	66,631	1,164	3.46%	15,598	406	5.19%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	804,867	11,699	2.92%	726,696	11,500	3.19%

Net interest rate spread			3.54%			3.85%

Demand deposits	163,417	—	—	161,269	—	—
Total deposits, borrowed funds and debentures	968,284	11,699	2.43%	887,965	11,500	2.61%

Other liabilities	10,046			8,422
Total liabilities	978,330			896,387

Stockholders’ equity	88,290			79,277

Total liabilities and stockholders’ equity	$1,066,620			$975,664

Net interest income		$20,071			$20,094

Net interest margin (tax equivalent)			4.10%			4.49%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $741 and $583 for the periods ended June 30, 2008 and June 30, 2007 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $867 thousand compared to $135 thousand for the prior year.

The provision reflects management’s ongoing assessment of the adequacy of the allowance for loan losses to support the estimated credit risk in the loan portfolio.  Management’s assessment includes, among other factors, the real estate values and economic conditions in New England and, in particular, the Merrimack Valley and the North Central regions of Massachusetts and South Central New Hampshire, the level of non-accrual loans, the level of charge-offs and recoveries during the period, growth of outstanding loans and the inherent risks in the nature of the loan portfolio.

There have been no material changes to the company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. The provision for loan losses is a significant factor in the company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition – Credit Risk/Asset Quality and the Allowance for Loan Losses” in this Form 10-Q above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s 2007 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the six months ended June 30, 2008 increased $192 thousand, or 4%, compared to the same period in 2007, primarily due to increases in deposit service fees, partially offset by decreases in the gains on sales of securities.  Excluding security gains, non-interest income increased $623 thousand, or 15%, over the comparable period in the prior year.

Deposit-service fees increased by $527 thousand, or 40%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during the period and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2008, increased $1.2 million, or 7%, compared to the same period in 2007. The primary components of the increase were salaries and employee benefits, advertising and public relations expenses, and deposit insurance premiums, as well as other operating expenses.

Salaries and employee benefits increased $515 thousand, or 5%. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in health insurance premiums and taxes, partially offset by a reduction in performance-based incentive compensation.

Advertising and public relations expenses increased $246 thousand, or 42%, compared to the same period in 2007. The increase primarily resulted from advertising campaigns which supported the company’s expansion and business development efforts.

Deposit insurance premiums increased $291thousand due to the FDIC assessment changes which applied to all banks.

Other operating expenses increased $296 thousand, or 22%, compared to the same period in 2007, due primarily to increases in employee training and development costs and correspondent bank charges.

Income Tax Expense

Income tax expense for the six months ended June 30, 2008 and June 30, 2007 was $1.6 million and $2.5 million, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 29.03% and 35.77%, respectively. The decrease in the effective tax rate was primarily due to increased levels of non-taxable income on certain tax-exempt investments and loans and a reduction in state income taxes as a result of the company’s two security corporations that were formed in the fourth quarter of 2007.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risk is interest rate risk and interest rate risk management is centered on the company’s Asset-Liability Committee (“the committee”). The committee is comprised of six outside directors of the company and three executive officers of the company, who are also members of the board of directors. In addition, several directors who are not on the committee rotate in on a regular basis. Annually, the committee approves the company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the company’s liquidity and capital ratios.

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

During much of 2007 the interest rate environment had aspects of a flat yield curve scenario. In late 2007 and early 2008 the interest rate environment shifted and the company experienced the effects of a declining yield curve scenario. Rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions. As such, the net interest margin compression exhibited during the first quarter may continue through 2008 should short-term interest rates remain at current levels or decline further.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.  At June 30, 2008 management continues to consider the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended June 30, 2008) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A - Risk Factors

Management believes that there have been no material changes in the company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2008.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2008.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders, held on May 6, 2008, holders of the company’s common stock elected all of the Board’s nominees to the Board of Directors and ratified the appointment of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  Votes were cast as follows:

1.    To elect five Directors of the company, each for a three-year term:

Nominee	For	Withheld
Kenneth S. Ansin	7,462,251	50,484
John R. Clementi	7,452,818	59,916
Carole A. Cowan	7,403,309	109,425
Arnold S. Lerner	7,445,744	66,990
Richard W. Main	7,452,609	60,126

2.    To ratify the Audit Committee’s appointment of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
7,375,840	131,978	4,916

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

ENTERPRISE BANCORP, INC.

DATE: August 8, 2008	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)