Form 10-Q
period 2008-09-30
ENTERPRISE BANCORP INC /MA/
filed 2008-11-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2008

or

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

November 3, 2008 Common Stock - Par Value $0.01:  7,999,089 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and cash equivalents:
Cash and due from banks	$31,858	$24,930
Short-term investments	14,296	7,788
Total cash and cash equivalents	46,154	32,718

Investment securities at fair value	137,535	145,517
Loans, less allowance for loan losses of $15,198 at September 30, 2008 and $13,545 at December 31, 2007	893,573	820,274
Premises and equipment	20,423	19,296
Accrued interest receivable	5,475	5,777
Deferred income taxes, net	9,601	7,722
Bank-owned life insurance	13,156	12,736
Prepaid income taxes	1,067	378
Prepaid expenses and other assets	3,663	7,250
Core deposit intangible, net of amortization	243	342
Goodwill	5,656	5,656

Total assets	$1,136,546	$1,057,666

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$944,253	$868,786
Borrowed funds	83,476	81,429
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	7,709	6,245
Accrued interest payable	1,607	3,369

Total liabilities	1,047,870	970,654

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 7,999,089 and 7,912,715 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	80	79
Additional paid-in capital	29,347	28,051
Retained earnings	60,890	58,527
Accumulated other comprehensive (loss) / income	(1,641)	355

Total stockholders’ equity	88,676	87,012

Total liabilities and stockholders’ equity	$1,136,546	$1,057,666

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007

Interest and dividend income:
Loans	$14,501	$15,096	$43,154	$43,936
Investment securities	1,415	1,463	4,427	4,151
Short-term investments	60	143	165	209
Total interest and dividend income	15,976	16,702	47,746	48,296

Interest expense:
Deposits	4,210	5,946	14,156	16,451
Borrowed funds	557	183	1,721	589
Junior subordinated debentures	294	294	883	883
Total interest expense	5,061	6,423	16,760	17,923

Net interest income	10,915	10,279	30,986	30,373

Provision for loan losses	1,173	215	2,040	350
Net interest income after provision for loan losses	9,742	10,064	28,946	30,023

Non-interest income:
Investment advisory fees	778	794	2,439	2,389
Deposit service fees	988	756	2,826	2,067
Bank-owned life insurance	157	152	464	448
Net gains on sales of investment securities	220	391	267	869
Gains on sales of loans	40	45	100	144
Other income	442	406	1,314	1,220
Total non-interest income	2,625	2,544	7,410	7,137

Non-interest expense:
Salaries and employee benefits	5,791	5,303	16,948	15,945
Occupancy expenses	1,685	1,520	4,937	4,873
Audit, legal and other professional fees	331	289	1,096	1,081
Advertising and public relations	434	283	1,272	875
Deposit insurance premiums	194	25	537	77
Supplies and postage	222	222	685	704
Investment advisory and custodial expenses	72	132	274	384
Other operating expenses	910	818	2,525	2,137
Total non-interest expense	9,639	8,592	28,274	26,076

Income before income taxes	2,728	4,016	8,082	11,084
Income tax expense	1,009	1,393	2,563	3,921

Net income	$1,719	$2,623	$5,519	$7,163

Basic earnings per share	$0.22	$0.33	$0.69	$0.92

Diluted earnings per share	$0.21	$0.33	$0.69	$0.91

Basic weighted average common shares outstanding	7,984,628	7,846,563	7,961,943	7,797,682

Diluted weighted average common shares outstanding	8,012,595	7,921,918	7,997,111	7,899,919

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Nine months ended September 30, 2008

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2007	$79	$28,051	$58,527		$355	$87,012

Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)			(1,010)			(1,010)
Comprehensive income
Net income			5,519	$5,519		5,519
Other comprehensive loss, net				(1,996)	(1,996)	(1,996)
Total comprehensive income				$3,523
Tax benefit from exercise of stock options		2				2
Common stock dividend paid ($0.27 per share)			(2,146)			(2,146)
Common stock issued under dividend reinvestment plan	1	757				758
Stock-based compensation		427				427
Stock options exercised		110				110
Balance at September 30, 2008	$80	$29,347	$60,890		$(1,641)	$88,676

Disclosure of other comprehensive loss:
Gross unrealized holding losses on securities arising during the period				$(2,756)
Income tax				932
Net unrealized holding losses, net of tax				(1,824)
Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period				267
Income tax expense				(95)
Reclassification adjustment, net of tax				(172)
Other comprehensive loss, net of reclassification				$(1,996)

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$5,519	$7,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,040	350
Depreciation and amortization	1,839	1,875
Amortization of intangible assets	99	99
Stock-based compensation expense	387	442
Mortgage loans originated for sale	(11,746)	(14,727)
Proceeds from mortgage loans sold	11,251	15,340
Gains on sales of loans	(100)	(144)
Net gains on sales of investment securities	(267)	(869)
Income on bank-owned life insurance, net	(420)	(406)
Decrease (Increase) in:
Accrued interest receivable	302	(675)
Prepaid expenses and other assets	3,273	(4)
Deferred income taxes	(842)	—
Increase (Decrease) in:
Accrued expenses and other liabilities	536	(151)
Accrued interest payable	(1,762)	677
Net cash provided by operating activities	10,109	8,970
Cash flows from investing activities:
Proceeds from sales of investment securities	4,913	6,722
Proceeds from maturities, calls and pay-downs of investment securities	27,520	13,721
Purchase of investment securities	(27,094)	(34,777)
Purchase of tax credits	—	(1,735)
Net increase in loans	(75,119)	(51,652)
Additions to premises and equipment, net	(3,131)	(4,558)
Proceeds from bank-owned life insurance policy withdrawals	—	24
Net cash used in investing activities	(72,911)	(72,255)
Cash flows from financing activities:
Net increase in deposits	75,467	30,814
Net increase (decrease) in borrowed funds	2,047	15,297
Cash dividends paid	(2,146)	(1,869)
Proceeds from issuance of common stock	758	796
Proceeds from exercise of stock options	110	391
Tax benefit from exercise of stock options	2	11
Net cash provided by financing activities	76,238	45,440

Net increase (decrease) in cash and cash equivalents	13,436	(17,845)
Cash and cash equivalents at beginning of period	32,718	50,887
Cash and cash equivalents at end of period	$46,154	$33,042

Supplemental financial data:
Cash Paid For: Interest	$18,522	$17,246
Income taxes	3,764	3,869
Supplemental schedule of non-cash investing activity:
Transfer from loans to Other Real Estate Owned	375	$266

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

Through the bank and its subsidiaries, the company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory, trust and insurance services.  The services offered through the bank and subsidiaries are managed as one strategic unit and represent the company’s only reportable operating segment.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(4)           Supervision and Regulation

The company’s deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law. The FDIC and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the bank.  The business and operations of the company are subject to the regulatory oversight of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Commissioner also retains supervisory jurisdiction over the company.

On October 3, 2008, the President signed the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President’s signature. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.  There were no increases to the FDIC assessment rate as a result of this increase in coverage.

As a result of recent bank failures, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined to a level which requires the FDIC to establish and implement a plan to restore the DIF to the minimum reserve ratio within five years.   Therefore, on October 7, 2008 the Board of Directors of the FDIC voted to adopt a DIF restoration plan. Currently, insured institutions pay annual premium assessment rates of between 5 to 43 basis points of their deposit base. Under this proposed restoration plan, the assessment schedule would be raised uniformly by seven basis points beginning on January 1, 2009 for all insured institutions.  In addition, beginning with the second quarter of 2009, changes would be made to require riskier institutions to pay a larger share of premiums.  The proposed assessment system would include assessing higher rates to institutions with a significant reliance on secured liabilities, and higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The proposal also would provide incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. In 2008, the bank qualified as a FDIC Assessment Risk Category I institution (least risk) and is currently assessed deposit insurance premiums at an annualized assessment of 5.3 basis points of the bank’s deposit assessment base.  If the restoration plan is approved as proposed, management expects the bank’s FDIC insurance premiums to increase beginning in January 2009.  Management expects that the bank will again qualify as Risk Category I in 2009, and is currently assessing the impact of this proposal on the company’s results of operations.  The proposal is open for comment until November 17, 2008.

On October 14, 2008, the United States Treasury (the “Treasury”) and the FDIC jointly announced a new program to strengthen confidence and encourage liquidity in the nation’s banking system.  Under the Temporary Liquidity Guarantee Program, the FDIC will guarantee certain newly issued senior unsecured debt of banks, thrifts and certain holding companies.  In addition, the FDIC will provide participating depository institutions with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount. Institutions opting to participate will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009) and a 10-basis point surcharge, on those non-interest bearing account balances over the existing insurance limit of $250,000, will be added to participating institutions deposit insurance assessment in order to fully cover the non-interest bearing deposit transaction accounts.  The company is currently evaluating participation in this program.

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to support the U.S. economy, to encourage financial institutions to build capital, and to increase the flow of financing to businesses and consumers.  Under the program, the Treasury will purchase senior preferred shares from qualifying financial institutions that elect to participate.  The Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency.  The newly issued senior preferred shares would qualify as Tier 1 capital, and have specific standardized terms set by the Treasury, including dividend rates, callable terms and attached warrants for the purchase of common stock.  Issuance of the senior preferred shares will not result in dilution for existing stockholders, but the exercise of warrants would result in some stockholder dilution.  The company is currently evaluating participation in this program.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(5)           Accounting for Income Taxes

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

The company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2008.  The company’s tax years ending December 31, 2004 and later are open to federal and state income tax examinations.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate drops from the current rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter.   Therefore, the company recorded additional income tax expense of approximately $130 thousand in the third quarter to adjust the company’s net deferred tax assets down to the future realizable tax rates.

(6)           Stock-Based Compensation

The company has not significantly changed the general terms and conditions related to stock compensation from those disclosed in the company’s 2007 Annual Report on Form 10-K.  The company’s stock-based compensation expense includes stock option awards and restricted stock awards to officers and other employees, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $128 thousand and $122 thousand for the three months ended September 30, 2008 and 2007, respectively, and $387 thousand and $442 thousand for the nine months ended September 30, 2008 and 2007, respectively.

The company recognized stock-based compensation expense related to stock option awards of $77 thousand and $225 thousand for the three and nine months ended September 30, 2008, compared to $75 thousand and $281 thousand for the same period in 2007.  Stock-based compensation expense recognized in association with a restricted stock award amounted to $12 thousand and $37 thousand for the three month and nine month periods ended September 30, 2008 and 2007.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $39 thousand and $125 thousand for the three and nine months ended September 30, 2008 compared to $35 thousand and $124 thousand for the same periods in 2007.  In January 2008, 10,739 shares of common stock were issued to directors in lieu of cash fees related to 2007 annual directors’ stock-based compensation expense of $165 thousand.

There were no stock option awards granted during either of the three months ended September 30, 2008 or 2007.  There were 132,000 stock option awards granted to employees during the nine month period ended September 30, 2008 and 127,600 stock option awards granted to employees during the nine month periods ended September 30, 2007.  All of the options granted in 2008 and 2007 become exercisable at the rate of 25% per year and provide for full vesting upon attainment of age 62 while remaining employed with the bank. All of the options granted in 2008 and 2007 expire seven years from the date of grant.

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

Refer to note 9 “Stock Based Compensation Plans” in the company’s 2007 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(7)           Supplemental Retirement Plan and Other Postretirement Benefit Obligation

The following table illustrates the net periodic benefit cost for the supplemental executive retirement plan for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service Cost	$40	$138	$300	$414
Interest Cost	42	31	122	95
Net periodic benefit cost	$82	$169	$422	$509

Benefits paid amounted to $45 thousand and $65 thousand for the three and nine months ended September 30, 2008, respectively.  There were no benefits paid in 2007.  The company anticipates accruing an additional $82 thousand to the plan during the remainder of 2008.

On January 1, 2008, the company adopted the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 06-4 (“EITF No. 06-4”) “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”   EITF No. 06-4 requires that an employer recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  Upon adoption of EITF No. 06-4, the company recorded a cumulative-effect adjustment to retained earnings of $1.0 million.  The benefit expense of postretirement cost of insurance for split dollar insurance coverage amounted to $20 thousand and $61 thousand for the three months and nine months ended September 30, 2008.

(8)           Earnings Per Share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic weighted average common shares outstanding	7,984,628	7,846,563	7,961,943	7,797,682
Dilutive shares	27,967	75,355	35,168	102,237
Diluted weighted average common shares outstanding	8,012,595	7,921,918	7,997,111	7,899,919

Basic earnings per share	$0.22	$0.33	$0.69	$0.92
Effect of dilutive shares	(0.01)	—	—	(0.01)
Diluted earnings per share	$0.21	$0.33	$0.69	$0.91

At September 30, 2008, there were additional options outstanding to purchase up to 648,206 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(9)           Fair Value Measurements

On January 1, 2008, the company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles, with the intention of increasing consistency and comparability in fair value measurements. The application of this Statement expanded disclosure requirements about fair value measurements. However, the adoption of SFAS No. 157 did not require any new fair value measurements, as the Statement applies under other existing accounting pronouncements that require or permit fair value measurements.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the company has deferred the application of SFAS No. 157 to non-financial assets such as goodwill and real property held for sale, and non-financial liabilities until January 1, 2009.

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

The following table summarizes significant assets and liabilities carried at fair value at September 30, 2008 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities (1)	$133,005	$7,717	$125,288

Assets measured on a non-recurring basis:
Impaired loans (2)	$2,009	$—	$2,009

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

(2)  Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with  SFAS No. 114 (as amended).  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss.  The increase in specific allowances assigned to collateral dependent impaired loans was $604 thousand and $835 thousand for the three and nine months ended September 30, 2008, respectively.

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be SFAS No. 157 Level 2 measurements.  In accordance with FASB Interpretation No. 45, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At September 30, 2008 and December 31, 2007, the estimated fair values of these commitments were immaterial.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment on the loan is quoted.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the company’s only derivative instruments and are accounted for in accordance with SFAS No. 133 (as amended). The fair values of the company’s derivative instruments are deemed to be SFAS No. 157 Level 2 measurements.   At September 30, 2008 and December 31, 2007, the estimated fair value of the company’s derivative instruments was considered to be immaterial.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto contained in this report and the company’s 2007 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the company’s future results. The following important factors, among others, could cause the company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the company’s competitive position within its market area and reduce demand for the company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the company’s assets and the availability of funding sources necessary to meet the company’s liquidity needs; (vi) changes in technology could adversely impact the company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the company’s financial results;  (viii) changes in laws and regulations that apply to the company’s business and operations could increase the company’s regulatory compliance costs and adversely affect the company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the company’s 2007 Annual Report on From 10-K could be realized, which could have a material adverse effect on the company’s business, financial condition and results of operation.  Therefore, the company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

The current year net income continues to be impacted by the margin compression caused by market interest rate reductions, which began in September 2007 and continued through April 2008; however, the company’s net interest income has improved in recent quarters.  The margin compression has been partially alleviated by strong loan growth.  The company has achieved consistent loan growth during the year, with quarterly growth of approximately $25 million per quarter, resulting in year-to-date loan growth of $75 million, or 9%.  Other key items impacting the current results were an increase in the provision for loan losses and lower levels of security gains realized in 2008 than in 2007. Additionally, the company benefited from a decrease in its effective income tax rate in 2008; however, third quarter income taxes were impacted by approximately $130 thousand related to legislative changes in future tax rates applicable to Massachusetts financial institutions.

• Results of Operations

Net income for the quarter ended September 30, 2008 was $1.7 million compared to $2.6 million for the quarter ended September 30, 2007.  Diluted earnings per share were $0.21 for the third quarter compared to $0.33 for the same period in 2007.  The quarterly results represented decreases of 34% and 36% in net income and diluted EPS, respectively, compared to the same period in the prior year.

Net income for the nine months ended September 30, 2008 amounted to $5.5 million compared to $7.2 million for the same period in 2007.  Diluted earnings per share were $0.69 for the nine months ended September 30, 2008 compared to $0.91 for the comparable 2007 period.   The year to date results represented decreases of 23% and 24% in net income and diluted EPS, respectively, compared to the same period in the prior year.

• Net interest income and margin

The company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  The re-pricing frequency of the company’s assets and liabilities are not identical, and therefore subject the company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Although, the rapid reduction in market rates from September 2007 through April 2008 have reduced margins compared to the prior year, net interest margin improved during the current quarter as deposit rates declined, higher-cost brokered CDs matured, and rates paid on wholesale funding (particularly short-term FHLB rates) continued to decline.  In addition, strong loan growth helped to partially offset the reduction in asset yields. Net interest margin was 4.21% for the quarter ended September 30, 2008 compared to 4.11% and 4.36% for the quarters ended June 30, 2008 and September 30, 2007, respectively.

The nine-month net interest margin decreased as a result of asset yields repricing downward, due to the market rate reductions referenced above. Deposit and funding costs also declined over this period, but initially at a slower pace due to tight credit markets and a highly-competitive marketplace for deposits during that period.    Net interest margin was 4.14% for the nine months ended September 30, 2008, compared to 4.45% for the same period in 2007, and 4.40% for the year ended December 31, 2007.

Net interest income for the quarter ended September 30, 2008 amounted to $10.9 million, compared to $10.3 million in the September 2007 quarter.  For the nine months ended September 30, 2008, net interest income amounted to $31.0 million, compared to $30.4 million year-to-date September 2007.  The increase in net interest income over the prior-year periods was due to strong loan growth which was partially offset by the margin compression, as noted above.

• Provision for loan losses

The provision for loan losses amounted to $1.2 million for the third quarter of 2008, as compared to $215 thousand in the third quarter of 2007.  The provision for loan losses for the nine months ended September 30, 2008 amounted to $2.0 million, compared to $350 thousand for the same period in 2007.  The increases over the prior-year periods were primarily due to loan growth and the effect of net charge-offs and specific reserves.   Total loans have increased $75.0 million, or 9%, since December 31, 2007. Year-to-date, the company recorded 2008 net charge-offs of $387 thousand, compared to 2007 year-to-date net recoveries of $109 thousand.  The current quarter also reflected additional specific reserves of approximately $600 thousand, comprised primarily of reserves for three larger commercial relationships. However, in light of the current economic environment, overall asset quality remains strong with annualized year-to-date net charge-offs amounting to only 0.06% of average total loans, and non-performing assets to total assets of 0.63% at September 30, 2008.  The allowance for loan losses to total loans ratio was 1.67% at September 30, 2008, compared to 1.60% at June 30, 2008, and 1.62% at December 31, 2007.

In the third quarter the bank acquired three properties through foreclosures.  Included in the charge-off amount above, was $158 thousand charged to the allowance related to these foreclosures.  The total value of the properties carried as OREO was $375 thousand at September 30, 2008.

• Non-interest income and expense

Excluding security gains, non-interest income increased $252 thousand, or 12%, and $875 thousand, or 14%, over the comparable three and nine-month periods, respectively, in the prior year.  Non-interest income including security gains, amounted to $2.6 million for the quarter ended September 30, 2008, an increase of $81 thousand, or 3%, over the same quarter in the prior year.  Non-interest income for the nine months ended September 30, 2008 was $7.4 million, an increase of $273 thousand, or 4%, compared to the same period in 2007.  The increases were due primarily to an increase in deposit-service fees, partially offset by lower levels of security gains realized in 2008 than in 2007.

Non-interest expense was $9.6 million for the quarter ended September 30, 2008, an increase of $1.0 million, or 12%, over the comparable period in 2007.  For the nine months ended September 30, 2008, non-interest expense amounted to $28.3 million, an increase of $2.2 million, or 8%, compared to the same period in 2007.  The increases in non-interest expense were primarily related to the company’s strategic growth initiatives resulting in increases primarily in the areas of compensation-related costs, advertising, and training expenses.  In addition, in 2008 the company’s deposit insurance premiums increased due to changes in the FDIC insurance assessment rates, related to 2005 legislation, which applied to all insured banks.

• Effective tax rates

The effective tax rate for the nine months ended September 30, 2008 was 31.7% compared to 35.4% in the 2007 period. The decrease in the effective tax rate was primarily due to the impact of non-taxable income on lower earnings and a reduction in state income tax rates as a result of the formation of two security corporations, as bank subsidiaries, that were formed in the fourth quarter of 2007.

On July 3, 2008 the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions, beginning in 2010.  Applicable accounting guidance requires that deferred tax assets and liabilities be adjusted in the period of enactment for changes in tax laws or tax rate. Therefore, in the third quarter, additional tax expense of approximately $130 thousand was recorded to adjust the company’s net deferred tax asset down to the future realizable tax rates.

• Sources and Uses of Funds

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

Total assets amounted to $1.137 billion at September 30, 2008, an increase of 7.5% since December 31, 2007. The company’s core asset strategy is to grow loans, primarily commercial loans. Total loans increased $75.0 million since December 31, 2007 and amounted to $908.8 million, or 80% of total assets. Commercial loans represented 85% of total loans outstanding at September 30, 2008.

The investment portfolio is the other key component of the company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the company’s asset-liability position. The fair value of total investments amounted to $137.5 million at September 30, 2008, or 12% of total assets, and has decreased $8.0 million since December 31, 2007.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit, interest checking and business checking accounts and traditional savings accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and certificates of deposit or “CDs”), customer repurchase agreements, wholesale funding (brokered CD’s and FHLB borrowings), and investment portfolio cash flow.

Deposits, excluding brokered CDs, amounted to $876.9 million, and increased $78.8 million, or 10%, since December 31, 2007. Deposit growth was noted in all categories, with the largest increase in higher-cost deposit account balances as customers have sought more competitive higher yielding bank deposit products.

Wholesale funding amounted to $149.2 million at September 30, 2008, compared to $143.9 million at December 31, 2007.  At September 30, 2008, wholesale funding included $67.4 million in brokered CDs, a reduction of $3.3 million, or 5%, since December 31, 2007, and FHLB borrowings amounting to $81.8 million, an increase of $8.7 million, or 12%, since December 31, 2007.

• Opportunities and Risks

Recent global economic events have had a severe impact on nationwide financial markets and the financial services industry. The financial crisis has included the collapse of the sub-prime mortgage-backed securities market and resulted in the failure of large national mortgage brokers and investment banks, the government takeover of the national mortgage agencies, and federal legislation aimed at rescuing the financial industry. Nationwide, the crisis had led to increased volatility in financial markets, the tightening of credit between large national banks, reduced liquidity for corporations and further weakening of the real estate market, among many other issues.  Continuation of these national trends could further weaken the local economy and have long-term adverse consequences in the local housing, construction and banking industries, negatively impacting the company’s financial condition and performance in a variety of ways.  In addition, any changes in federal, state or supervisory regulations resulting from this financial crisis could substantially affect the financial service industry and the company in many ways, which may include restrictions on business activities or additional operating and compliance costs in the future.

In contrast to the Wall Street investment banks, national banks, and mortgage companies, the company has concentrated on community lending with traditional mortgages and commercial loans to local business, professionals, non-profit organizations and individuals.  Management believes that the company’s disciplined and consistent lending and credit review practices, and the prudent investment strategies that have been in place since the company was established twenty years ago have served to provide quality asset growth over varying economic cycles.

While the company has consistently had a growth strategy since its inception, several times in its history management has strategically increased and accelerated investments in growth, including in the early 1990s and the late 1990s/2000 when turbulent times, similar to current economic conditions, opened up market share and growth opportunities for the company.  Over the past several months, the company has chosen to make significant investments in various growth initiatives, including the following: hiring of key personnel; opening of new branch locations; consistent marketing; and increased investments in our service culture and employee development.  The company opened its fifteenth branch location in Methuen Massachusetts this past June.  In addition, the company has obtained regulatory approvals to establish two new branches, to be located in Derry, New Hampshire and Acton, Massachusetts, and expects that these offices will be open for business in 2009.  Such expansion typically increases the company’s operating expenses in the short-term, primarily in salary and benefits, marketing, and occupancy, before the long-term growth benefits are fully realized in those markets.

The company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and the South Central region of New Hampshire. Management recognizes that substantial competition exists in the marketplace and views this as a key business risk.  Market competition includes the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the presence of large regional and national commercial banks with greater financial resources, and the products offered by non-bank financial services competitors.

Management continually strives to differentiate the company and provide a unique customer experience through highly competitive commercial lending, deposit and cash management products, investment advisory and management services, and insurance products.  The company delivers these products and services through consistent, responsive and personal service based on an understanding of the financial needs of its customers.  Advances in, and the increased use of, technology, such as internet banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.  Management continually examines new products and technologies in order to maintain a highly competitive mix of product offerings and to target product lines to customer needs.

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

Financial Condition

Total assets increased $78.9 million, or 7.5%, since December 31, 2007, to $1.137 billion at September 30, 2008.  The increase was primarily attributable to increases in total loans funded, primarily through deposit growth.

Short-term investments

As of September 30, 2008, short-term investments amounted to $14.3 million, an increase of $6.5 million compared to December 31, 2007. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows and the immediate liquidity needs of the company.

Investments

At September 30, 2008, the investment portfolio’s fair market value was $137.5 million, representing a decline of $8.0 million since December 31, 2007.  The fair market value of the investment portfolio represented 12% of total assets at September 30, 2008 and 14% at December 31, 2007.  As of the dates indicated below, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Federal agency obligations (1)	$—	$12,543	$12,464
Collateralized mortgage obligations and other mortgage backed securities (CMO/MBS)	71,467	62,218	63,463
Municipal securities	53,821	60,049	57,439
Fixed income securities	$125,288	$134,810	$133,366

Equity securities	7,717	6,812	11,369
Federal Home Loan Bank stock (2)	4,530	3,895	2,656
Total investments	$137,535	$145,517	$147,391

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

See Note 8, “Fair Value Measurements” to the company’s unaudited consolidated financial statements contained in this Form 10-Q for further information regarding the company’s fair value measurements for available-for-sale securities.

The company has not purchased sub-prime mortgage backed securities and has never invested in the stock of Fannie Mae or Freddie Mac or purchased any corporate debt.

During the nine months ended September 30, 2008, the company sold $4.7 million in municipal investment securities, and recognized gains of $267 thousand.  During the same period, the total principal paydowns, calls and maturities amounted to $27.5 million.  These portfolio cash flows were partially utilized to purchase $27.1 million in securities and to fund loan growth over the period. The net unrealized loss on the portfolio at September 30, 2008 was $2.6 million compared to a net unrealized gain of $382 thousand at December 31, 2007.  The net unrealized loss at September 30, 2008 was comprised of net unrealized losses of $754 thousand on the fixed income portfolio and net unrealized losses on the equity portfolio of $1.9 million.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss is deemed to be other than temporary, the company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the company’s fixed income portfolio fluctuates as market interest yields rise and fall.  Due to the fixed rate nature of this portfolio, as market yields fall the value of the portfolio rises, and as market yields rise, the value of the portfolio declines.  The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity.  Included in the net unrealized loss on the fixed income portfolio noted above were unrealized gains of $958 thousand and unrealized losses of $1.7 million.  Management determined that the declines in market value on the fixed income portfolio at September 30, 2008 were due to market volatility.  Management does not believe that any securities in the fixed income portfolio had material declines in credit quality.   Therefore, these unrealized losses were not considered other than temporary in nature at September 30, 2008.  At September 30, 2008, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be the date of maturity.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual funds in the portfolio. The unrealized losses on the equity portfolio at September 30, 2008, were due to the market volatility during the period.  Management regularly reviews the portfolio for securities with unrealized losses that may be other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or mutual fund exhibits fundamental deterioration and whether it is unlikely that the security or fund in question will recover its unrealized loss in the foreseeable future.  Upon such review, there were no equity securities or mutual funds that were considered other-than-temporarily impaired at September 30, 2008.

From time to time the company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $38.7 million and $24.5 million at September 30, 2008 and December 31, 2007 respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $38.0 million and $54.2 million at September 30, 2008 and December 31, 2007 respectively.

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

The company continues to grow its loan portfolio.  Total loans amounted to $908.8 million at September 30, 2008, an increase of $75.0 million, or 9%, compared to December 31, 2007, and 12% since September 30, 2007.  Total loans represented 80% of total assets at September 30, 2008 and 79% of total assets at December 31, 2007.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $66.8 million over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$456,662	50.2%	$406,410	48.7%	$396,102	48.7%
Commercial and industrial	208,940	23.0%	188,866	22.6%	181,949	22.4%
Commercial construction	109,127	12.0%	112,671	13.5%	110,640	13.6%
Total commercial loans	774,729	85.2%	707,947	84.8%	688,691	84.7%

Residential mortgages	80,362	8.8%	73,933	8.9%	71,859	8.8%
Residential construction	4,920	0.5%	4,120	0.5%	3,697	0.5%
Home equity	44,471	4.9%	44,292	5.3%	44,279	5.4%
Consumer	4,390	0.5%	4,493	0.5%	4,719	0.6%
Loans held for sale	863	0.1%	268	0.0%	80	0.0%
Gross loans	909,735	100.0%	835,053	100.0%	813,325	100.0%
Deferred fees, net	(964)		(1,234)		(1,186)
Total loans	908,771		833,819		812,139

Allowance for loan losses	(15,198)		(13,545)		(13,399)
Net loans	$893,573		$820,274		$798,740

Commercial real estate loans increased $50.3 million, or 12%, as of September 30, 2008, compared to December 31, 2007, and 15% compared to September 30, 2007.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $20.1 million, or 11%, since December 31, 2007, and 15% as compared to September 30, 2007.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), term loans, and revolving lines of credit.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or those secured by inventories, equipment and/or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $3.5 million, or 3%, from December 31, 2007, and 1% compared to September 30, 2007. The decrease reflects the impact of the current economic environment on the construction industry and the company’s origination activity.   Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential real estate loans, residential construction, home equity mortgages and consumer loans combined remained relatively consistent representing approximately 15% of the total loan portfolio at September 30, 2008 and December 31, 2007.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the company’s portfolio. The company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The company may retain or sell the servicing when selling the loans. During the nine months ended September 30, 2008 the company originated $11.7 million in residential loans designated for sale, compared to $14.7 million for the comparable period in the prior year.

At September 30, 2008, the company had commercial loan balances participated out to various banks amounting to $11.6 million, compared to $6.8 million at December 31, 2007.  Balances participated out to other institutions are not carried as assets on the company’s financial statements.  Loans originated by other banks in which the company is the participating institution are carried in the loan portfolio at the company’s pro rata share of ownership and amounted to $22.5 million and $13.9 million at September 30, 2008 and December 31, 2007, respectively.  The company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $268.6 million and $219.3 million at September 30, 2008 and December 31, 2007, respectively.

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

There were no significant changes in the company’s underwriting, or the allowance assessment methodology used to estimate loan loss exposure as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The allowance for loan losses to total loans ratio was 1.67% at September 30, 2008 and was consistent with the December 31, 2007 ratio of 1.62%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of September 30, 2008.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007

Commercial real estate	$4,221	$2,161	$1,627
Commercial and industrial	1,733	1,124	1,488
Commercial construction	—	372	—
Residential and home equity	824	293	386
Consumer	15	6	25
Total non-accrual loans	6,793	3,956	3,526
Accruing loans > 90 days past due	—	—	4
Total non-performing loans	6,793	3,956	3,530
Other real estate owned (“OREO”)	375	200	266
Total non-performing assets	$7,168	$4,156	$3,796

Total Loans	$908,771	$833,819	$812,139

Loans 60-89 days past due: Total loans	0.11%	0.03%	0.10%
Adversely classified loans: Total loans	1.38%	0.76%	0.78%
Non-performing loans: Total loans	0.75%	0.47%	0.43%
Non-performing assets: Total assets	0.63%	0.39%	0.37%

Allowance for loan losses	$15,198	$13,545	$13,399
Allowance for loan losses: Non-performing loans	223.73%	342.39%	379.58%
Allowance for loan losses: Total loans	1.67%	1.62%	1.65%

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

In general, non-performing statistics have trended upward in 2008, as would be expected during the current economic decline. However, management does not consider the increase since 2007 to be indicative of deterioration in the credit quality of the general loan portfolio at September 30, 2008. Overall asset quality remained favorable during the period as indicated by the following factors: the reasonable level of non-performing loans, given the size and mix of the company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of non-performing loans are adequately collateralized at September 30, 2008.

At September 30, 2008, the company had adversely classified loans (loans carrying “substandard”  “doubtful” or “loss” classifications) amounting to $12.5 million, compared to $6.3 million at December 31, 2007.  Loans classified as substandard include those characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.  While a portion of adversely classified loans are non-performing, the remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

Included in these classified balances were $6.2 million and $3.6 million of non-performing loans at September 30, 2008 and December 31, 2007, respectively.   The $605 thousand and $400 thousand of non-performing loans which were not adversely classified at September 30, 2008 and December 31, 2007, represented the guaranteed portions of non-performing Small Business Administration (“SBA”) loan balances. The $2.8 million net increase in non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, since December 31, 2007, was due primarily to commercial real estate and commercial and industrial loans added to non-accrual status during the period, partially offset by principal paydowns, charge-offs and upgrades.

Loans for which management considers it probable that not all contractual principal and interest will be collected in accordance with the original loan terms are designated as impaired loans.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans exclude large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.  Impaired loans were $7.6 million and $4.1 million as of September 30, 2008 and December 31, 2007.  The increase since December 2007 was mainly due to the net additions to commercial non-performing loans, as noted above.  Accruing impaired loans amounted to $838 thousand and $75 thousand at September 30, 2008 and December 31, 2007, respectively.  Based on management’s assessment, at September 30, 2008, impaired loans totaling $3.1 million required specific reserves of $903 thousand and impaired loans of $4.5 million required no specific reserves.  At December 31, 2007, impaired loans totaling $200 thousand required specific reserves of $195 thousand and impaired loans of $3.9 million required no specific reserves.  The increase in specific reserves was comprised primarily of approximately $600 thousand in reserves for three larger commercial relationships.

Total restructured loans outstanding as of September 30, 2008 and December 31, 2007 were $1.7 million and $1.3 million, respectively.  Restructured loans included in non-performing assets amounted to $935 thousand and $1.2 million at September 30, 2008 and December 31, 2007, respectively.

Three properties were transferred into OREO as a result of foreclosure proceedings during the period ended September 30, 2008. Included in the year-to-date charge-off amount, was $158 thousand charged to the allowance related to these foreclosures.    The carrying value of these properties was $375 thousand at September 30, 2008.  One loan was transferred into OREO in 2007 and was subsequently sold in February 2008; the company recovered the December 31, 2007 carrying value.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2008	2007

Balance at beginning of year	$13,545	$12,940

Charged-off loans:
Commercial real estate	—	(17)
Commercial and industrial	(776)	(93)
Commercial construction	—	—
Residential and home equity	(50)	—
Consumer	(22)	(21)
Total Charged off	(848)	(131)

Recoveries on charged-off loans:
Commercial real estate	2	82
Commercial and industrial	315	141
Commercial construction	76	—
Residential and home equity	61	—
Consumer	7	17
Total recoveries	461	240

Net loans(charged-off) / recovered	(387)	109

Provision charged to operations	2,040	350
Balance at September 30,	$15,198	$13,399

Annualized net loans (charged-off) / recovered: Average loans outstanding	(0.06)%	0.02%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The increased provision compared to the prior-year was primarily due to loan growth, and the effect of net charge-offs and specific reserves.   Total loans have increased $75.0 million, or 9%, since December 31, 2007. Year-to-date, the company recorded 2008 net charge-offs of $387 thousand, compared to 2007 year-to-date net recoveries of $109 thousand.  The current quarter’s provision also reflected additional specific reserves of $600 thousand, comprised primarily of reserves for three larger commercial relationships.  Approximately $500 thousand, or 60%, of the total year-to-date charge-offs are related to two individual commercial relationships. Also in the second quarter, the company realized a $300 thousand recovery on a commercial relationship which was charged-off in December 2007.

Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management Discussion and Analysis, included in the company’s 2007 Annual Report on Form 10-K for additional information regarding the company’s credit risk management process and allowance for loan losses.

Deposits

Total deposits amounted to $944.3 million at September 30, 2008, an increase of $75.5 million, or 9%, compared to December 31, 2007, and an increase of 5% since September 30, 2007.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$176,144	18.6%	$167,039	19.2%	$170,281	19.0%
Interest bearing checking	162,189	17.2%	160,668	18.5%	156,487	17.4%
Total checking	338,333	35.8%	327,707	37.7%	326,768	36.4%

Retail savings/money markets	154,056	16.3%	145,959	16.8%	142,119	15.8%
Commercial savings/money markets	142,202	15.1%	120,768	13.9%	138,791	15.5%
Total savings/money markets	296,258	31.4%	266,727	30.7%	280,910	31.3%

Certificates of deposit	242,303	25.7%	203,657	23.5%	200,648	22.3%

Total non-brokered deposits	876,894	92.9%	798,091	91.9%	808,326	90.0%

Brokered certificates of deposit	67,359	7.1%	70,695	8.1%	90,010	10.0%

Total deposits	$944,253	100.0%	$868,786	100.0%	$898,336	100.0%

Excluding brokered CDs, deposit balances increased $78.8 million, or 10%, since December 31, 2007, and 8% compared to September 30, 2007. Balance increases were noted in all categories as of September 30, 2008, with the largest increase in certificates of deposit. Certificates of deposit have increased $38.6 million, or 19%, since December 31, 2007 and 21% since September 30, 2007.  Saving and money market accounts increased $29.5 million, or 11%, since December 31, 2007 and 5% since September 30, 2007.  The increases in these higher costing certificates of deposits, savings and money market accounts were attributed to customers seeking higher-yielding secure products as alternatives for their investable funds due to recent volatility in financial markets.  Additionally, checking account balances increased $10.6 million, or 3%, since December 31, 2007 and 4% since September 30, 2007.  Checking account balances fluctuate based on customer’s cash needs for operations.

In addition to community generated deposits, management continues to utilize both brokered CD’s and FHLB borrowings as funding sources for continued loan growth.  At September 30, 2008, brokered CDs decreased by $3.3 million, or 5%, since December 31, 2007, and $22.7 million, or 25%, since September 30, 2007.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $83.5 million at September 30, 2008, an increase of $2.0 million, or 3%, since December 31, 2007, and $53.1 million compared to the low September 30, 2007 level.  The increase in these balances since September 30, 2007 was primarily due to the use of FHLB advances as declines in short-term FHLB rates provided a cost effective funding alternative to brokered CDs compared to the prior period.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	September 30, 2008		December 31, 2007		September 30, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,644	2.0%	$8,267	10.2%	$3,070	10.1%
FHLB borrowings	81,832	98.0%	73,162	89.8%	27,332	89.9%
Total borrowed funds	$83,476	100.0%	$81,429	100.0%	$30,402	100.0%

At September 30, 2008, the bank had the capacity to borrow additional funds from the FHLB of up to $97.1 million.

Assets under management

Investment assets under management amounted to $516.5 million at September 30, 2008 compared to $573.6 million at December 31, 2007, a decrease of 10%.  The decrease was primarily attributable to a reduction in investment assets and declines in equity market values during the period.  Total assets under management amounted to $1.674 billion at September 30, 2008 as compared to $1.652 billion at December 31, 2007, an increase of 1%.

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

Recent Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This Statement applies to the preparation of financial statements of nongovernmental entities that are presented in conformity with United States generally accepted accounting principles (“GAAP”).   SFAS No. 162, establishes a framework for selecting principles to be used in the preparation of GAAP financial statements.  The framework categorizes the authoritative sources of accounting principles and guidance in order of authority (GAAP Hierarchy).   To reduce complexity, the FASB decided to make the effective date of this Statement identical with the effective date of American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board (PCAOB) literature that will be amended as a result of this Statement.  This Statement, therefore, shall be effective 60 days following the Security and Exchange Commission’s approval of amendments to the related audit standards of the PCAOB.  Management does not anticipate that the adoption of SFAS No. 162 will have a material impact on the company’s financial position or results of operations.

In October, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP 157-3”).  This Staff Position provides guidance in the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active, when fair value presentation is required.  FSP 157-3 discusses a range of valuation techniques which may include the use of significant management judgment in determining fair value when relevant observable inputs are not available.  FSP 157-3 was effective immediately upon issuance.  Management has determined that the impact of the adoption of SFAS 157 on the company’s consolidated financial position was not material.

See Note 8, Fair Value Measurements, for additional disclosures regarding the company’s significant asset and liabilities measured at fair value as of September 30, 2008.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently.  The company’s liquidity policies are set and monitored by the company’s Asset-Liability Committee of the Board of Directors. The company’s asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

Management believes that the company has adequate liquidity to meet its obligations. The company currently funds earning assets primarily with deposits, brokered CDs, repurchase agreements, FHLB borrowings, junior subordinated debentures and earnings.

The company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.  The company’s wholesale funding sources include borrowing capacity in the brokered CD market and at the FHLB, and through fed fund purchase arrangements with correspondent banks.  The company also recently received approval from the Federal Reserve Bank of Boston (“FRB”) to establish short-term borrowing capacity via the FRB Discount Window.

On October 14, 2008, the United States Treasury (the “Treasury”) and the FDIC jointly announced a new program to strengthen confidence and encourage liquidity in the nation’s banking system.  Under the Temporary Liquidity Guarantee Program, the FDIC will guarantee certain newly issued senior unsecured debt of banks, thrifts and certain holding companies.  In addition, the FDIC will provide participating depository institutions with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount. Institutions opting to participate will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009) and a 10-basis point surcharge, on those non-interest bearing account balances over the existing insurance limit of $250,000, will be added to participating institutions current deposit insurance assessment in order to fully cover the non-interest bearing deposit transaction accounts.  The company is currently evaluating participation in this program.

Capital Resources

As of September, 30, 2008, both the company and the bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the company and the bank must maintain minimum total, Tier 1 and, in the case of the bank, leverage capital ratios as set forth in the table below.

The company’s actual capital amounts and ratios are presented as of September 30, 2008 in the table below. The bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$104,985	11.05%	$75,973	8.00%	$94,967	10.00%

Tier 1 Capital (to risk weighted assets)	93,073	9.80%	37,987	4.00%	56,980	6.00%

Tier 1 Capital (to average assets)	93,073	8.46%	43,996	4.00%	54,995	5.00%*

* This requirement does not apply to the company and is reflected in the table merely for informational purposes with respect to the bank.  For the bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the company’s common stock by purchasing additional shares of common stock from the company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $758 thousand of the $2.1 million cash dividend paid through September 30, 2008, into 60,516 shares of the company’s common stock.

On October 21, 2008, the company announced a fourth quarter dividend of $0.09 per share to be paid on December 1, 2008 to shareholders of record as of November 10, 2008. The quarterly dividend represents a 12.5% increase over the 2007 dividend rate.

On October 14, 2008, the Treasury announced a voluntary Capital Purchase Program to support the U.S. economy, to encourage financial institutions to build capital, and to increase the flow of financing to businesses and consumers.  Under the program, the Treasury will purchase senior preferred shares from qualifying financial institutions that elect to participate.  The Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency.  The newly issued senior preferred shares would qualify as Tier 1 capital, and have specific standardized terms set by the Treasury, including dividend rates, callable terms and attached warrants for the purchase of common stock.  Issuance of the senior preferred will not result in dilution for existing stockholders, but the exercise of warrants would result in some stockholder dilution.  The company is currently evaluating participation in this program.

Results of Operations

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Unless otherwise indicated, the reported results are for the three months ended September 30, 2008 with the “comparable period” and “prior period” being the three months ended September 30, 2007. Average yields are presented on a tax equivalent basis.

The company reported third quarter 2008 net income of $1.7 million compared to $2.6 million for the same period in 2007, a decrease of 34%.  Diluted earnings per common share were $0.21 for the three months ended September 30, 2008 compared to $0.33 for the comparable 2007 period, a decrease of 36%.

The current quarter net income continues to be impacted by the margin compression caused by market interest rate reductions.  However the company’s net interest income has improved in recent quarters.  The margin compression has been partially alleviated by strong loan growth.  The current results also included an increase in the provision for loan losses and lower levels of security gains realized in 2008 than in 2007, and an increase in non-interest expenses. Additionally, the company benefited from a decrease in its effective income tax rate in 2008; however, third quarter income taxes were impacted by legislative changes in future tax rates applicable to Massachusetts financial institutions.  These changes are discussed in more detail below.

Net Interest Margin

The rapid market rate reductions that began in September 2007 through April of 2008 resulted in continued margin compression since the prior year. Over the period, spreads declined as asset yields repriced downward much more quickly than deposit and funding costs, due to tight credit markets and a highly-competitive marketplace for deposits during the period.   The company’s tax equivalent net interest margin decreased by 15 basis points, to 4.21% for the three months ended September 30, 2008, compared to 4.36% in the prior period.  However, during the current quarter margin has improved 10 basis points over the second quarter of 2008. This increase in margin resulted from declines in deposit rates, maturities of higher-cost brokered CDs, and declines in wholesale funding rates.

Net Interest Income

The company’s net interest income was $10.9 million for the three months ended September 30, 2008 compared to $10.3 million for the third quarter 2007, respectively. The increase in net interest income over the prior year was due to strong loan growth, partially offset by the margin compression noted above. Total interest and dividend income for the 2008 period decreased by $726 thousand, while total interest expense decreased by $1.4 million over the prior period. These changes are discussed below.

Interest Income

Total interest income amounted to $16.0 million, a decrease of  4% compared to the prior period.  The decrease resulted primarily from a 90 basis point decrease in the average tax equivalent yield on interest earning assets to 6.13%, due to the reduction in market interest rates.  However, the decline in yield was, to a large extent, offset by the impact of a $94.8 million, or 10%, increase in the average balance of interest earning assets.

The average yield on loans declined 106 basis points compared to the prior period and amounted to 6.38% for the three months ended September 30, 2008. The average yield on investments decreased 28 basis points, amounting to 4.61% for the current period.  The decreases in yields were due to the market interest rate declines discussed above.

Average loan balances increased $96.3 million, or 12%, compared to the prior period, while the average balance of investment securities and short-term investments (together “investments”) decreased by $1.5 million, or 1%, over the comparable period.

Interest income on loans amounted to $14.5 million, a decrease of $595 thousand over the prior period, due primarily to the decline in rates, partially offset by the impact of growth in average balances. Total investment income amounted to $1.5 million, a decrease of $131 thousand compared to the prior period due primarily to a decline in investment yields. The decrease was primarily due to maturities of higher yielding investments, the proceeds of which were invested at the lower current market rates over the period.

Interest Expense

Interest expense amounted to $5.1 million, a decrease of 21% compared to the prior period.  The decrease resulted primarily from a 78 basis point decrease in the average cost of deposits, borrowed funds and debentures due to the reduction in market interest rates. The decrease was partially offset by the expense associated with the $89.0 million, or 10%, increase in the average balance of these funding sources, which was primarily due to an increase in average FHLB balances.

Interest expense on interest checking, savings and money market accounts decreased $649 thousand, or 28%, over the prior period.  The decrease was primarily due to the decrease in rates, offset slightly by an increase in average balances. The average cost of these accounts decreased 67 basis points to 1.45%, while the average balances of interest checking, savings and money market accounts increased $19.5 million, or 5% over the prior period.

Interest expense on total CDs (brokered and non-brokered) decreased $1.1 million, or 30%, compared to the prior period, due primarily to the decrease in market rates. Interest expense on higher costing brokered CDs decreased $927 thousand, or 67%, over the comparable period. The average brokered CD balances decreased by $51.1 million and the average cost decreased 184 basis points, to 3.49% for the three months ended September 30, 2008 compared to the prior period.   Interest expense on non-brokered CDs decreased $160 thousand, or 7%, over the comparable period.   The average cost of non-brokered CDs decreased 109 basis points, to 3.44%, for the three months ended September 30, 2008, while these average balances increased $44.4 million, or 22%, compared to the prior period.    Due to the term nature of these deposits, rate reductions generally are achieved at a slower pace than declines in market rates; however progress in lowering CD rates was achieved during the quarter.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $374 thousand compared to the prior period.  The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds. The average balance of borrowed funds has increased $69.8 million.  The increase in these average balances was primarily due to the use of FHLB advances as declines in short-term FHLB rates provided a cost effective funding alternative to brokered CDs compared to the prior period.  The average cost of borrowed funds for the three months ended September 30, 2008 decreased 234 basis points, to 2.59%, as compared to 4.93% in the 2007 period.

The interest expense and average rate on junior subordinated debentures was $294 thousand and 10.88%, respectively, for three months ended September 2008 and 2007.

The average balance of non-interest bearing demand deposits, for the three months ended September 30, 2008, increased $6.5 million as compared to the prior period. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.  This non-interest bearing funding for both the three months ended September 20, 2008 and the three months ended September 30, 2007 represented 19% of total average deposit balances.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(595)	$1,821	$(2,164)	$(252)
Investments (1)	(131)	(19)	(108)	(4)
Total interest earnings assets	(726)	1,802	(2,272)	(256)

Interest Expense
Int chkg, savings and money market	(649)	104	(727)	(26)
Certificates of deposit (2)	(1,087)	(180)	(1,023)	116
Borrowed funds	374	907	(85)	(448)
Junior subordinated debentures	—	—	—	—
Total interest-bearing funding	(1,362)	831	(1,835)	(358)

Change in net interest income	$636	$971	$(437)	$102

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2008 and 2007.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$894,995	$14,501	6.38%	$798,679	$15,096	7.44%
Investments (3)	152,457	1,475	4.61%	153,983	1,606	4.89%
Total interest earnings assets	1,047,452	15,976	6.13%	952,662	16,702	7.03%

Other assets	65,816			62,778

Total assets	$1,113,268			$1,015,440

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$449,964	1,650	1.45%	$430,481	2,299	2.12%
Certificates of deposit (4)	294,638	2,560	3.45%	301,360	3,647	4.80%
Borrowed funds	84,330	557	2.59%	14,532	183	4.93%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	839,757	5,061	2.39%	757,198	6,423	3.37%

Net interest rate spread			3.74%			3.66%

Demand deposits	172,605	—		166,130	—
Total deposits, borrowed funds and debentures	1,012,362	5,061	1.98%	923,328	6,423	2.76%

Other liabilities	12,090			9,593
Total liabilities	1,024,452			932,921

Stockholders’ equity	88,816			82,519

Total liabilities and stockholders’ equity	$1,113,268			$1,015,440

Net interest income		$10,915			$10,279

Net interest margin (tax equivalent)			4.21%			4.36%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $345 thousand and $336 thousand for the periods ended September 30, 2008 and September 30, 2007 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $1.2 million compared to $215 thousand for the prior period.  The increases over the prior period was primarily due to loan growth and the effect of net charge-offs and specific reserves.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2008 increased $81 thousand, or 3%, compared to the prior period, primarily due to increases in deposit service fees, partially offset by decreases in the gains on sales of securities.  Excluding security gains, non-interest income increased $252 thousand, or 12%, over the comparable period.

Deposit-service fees increased by $232 thousand, or 31%, for the three months ended September 30, 2008 compared to the prior period. The increase resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during the period and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2008, increased $1.0 million, or 12%, compared to the prior period. The increases in non-interest expense were primarily related to the company’s strategic growth initiatives resulting in increases primarily in the areas of compensation-related costs, advertising and occupancy.  In addition, in 2008 the company’s FDIC deposit insurance premiums increased.

Salaries and employee benefits increased $488 thousand, or 9%, compared to the prior period. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in benefit costs and taxes, partially offset by a reduction in performance-based incentive compensation.

Advertising and public relations expenses increased $151 thousand, or 53%, compared to the prior period. The increase primarily resulted from advertising campaigns which supported the company’s expansion and business development efforts.

Deposit insurance premiums increased $169 thousand, compared to the prior period, due to changes in the FDIC insurance assessment rates, related to 2005 legislation which applied to all insured banks.  If the recently proposed FDIC deposit insurance fund restoration plan is approved as proposed, management expects the bank’s FDIC insurance premiums to increase beginning in January 2009, and is currently assessing the impact of this proposal on the company’s results of operations.  The proposal is open for comment until November 17, 2008.

Occupancy expenses increased $165 thousand, or 11%, compared to the prior period, primarily due to maintenance and utility costs partially offset by a reduction in rent due to the purchase of the bank’s operations/lending center in 2007.

Income Tax Expense

Income tax expense for the three months ended September 30, 2008 and September 30, 2007 was $1.0 million and $1.4 million, respectively. The effective tax rate for the three months ended September 30, 2008 and September 30, 2007 was 37.0% and 34.7%, respectively. The increase in the effective tax rate resulted from a tax charge of approximately $130 thousand which was recorded in the third quarter related to legislative changes in future tax rates applicable to Massachusetts financial institutions.

Results of Operations

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Unless otherwise indicated, the reported results are for nine months ended September 30, 2008 with the “comparable period” and “prior period” being the nine months ended September 30, 2007. Average yields are presented on a tax equivalent basis.

The company reported year to date September 2008 net income of $5.5 million compared to $7.2 million for the prior period, a decrease of 23%.  Diluted earnings per common share were $0.69 for the nine months ended September 30, 2008 compared to $0.91 for the comparable period, a decrease of 24%.

The current year net income continues to be impacted by margin compression; however, the company’s net interest income has improved in recent quarters.  The margin compression has been partially alleviated by strong loan growth.  The current results also included an increase in the provision for loan losses and lower levels of security gains realized in 2008 than in 2007 and an increase in non-interest expenses. Additionally, the company benefited from a decrease in its effective income tax rate in 2008; however, third quarter income taxes were impacted by legislative changes in future tax rates applicable to Massachusetts financial institutions.  These changes are discussed in more detail below.

Net Interest Margin

As previously stated, the rapid market rate reductions from late 2007 through early 2008 resulted in continued margin compression over the current period, as asset yields repriced downward much more quickly than deposit and funding costs. Tax equivalent net interest margin decreased by 31 basis points, to 4.14% for the nine months ended September 30, 2008, compared to 4.45% in the prior period. The company realized improvement in the margin during the current quarter due to declines in deposit rates, maturities of higher-cost brokered CDs, and declines in wholesale funding rates, as previously noted.

Net Interest Income

The company’s net interest income was $31.0 million nine months ended September 30, 2008 compared to $30.4 million for the prior period.  The increase in net interest income over the prior period was due to strong loan growth, which primarily offset the margin compression noted above. Total interest and dividend income for the 2008 period decreased by $550 thousand, while total interest expense decreased by $1.2 million over the comparable period.  These changes are discussed below.

Interest Income

Total interest income amounted to $47.7 million, a decrease of 1% compared to the prior period.  The decrease resulted primarily from the impact of a 69 basis point decrease in the average tax equivalent yield on interest earning assets to 6.34%, due to the market interest rate reductions, which was offset, to a large extent, by the impact of a $90.2 million, or 10%, increase in the average balance of interest earning assets.

The average yield on loans declined 84 basis points compared to the prior period and amounted to 6.59% for the nine months ended September 30, 2008.  The average yield on investments increased 7 basis points, amounting to 4.90% for the current period.  The increase is primarily attributed to the accretion of unamortized discounts to income, due to the call or redemption of securities as interest rates continued to decline during the current period, which more than offset the declines in market interest rates over the period.

Average loan balances increased $82.4 million, or 11%, compared to the prior period, while the average balance of investment securities and short-term investments (together “investments”) increased by $7.8 million, or 6%, over the comparable period.

Interest income on loans amounted to $43.2 million, a decrease of $782 thousand over the prior period.  The decline was due primarily to the decline in rates, the impact of which was primarily offset by growth in average balances. Total investment income amounted to $4.6 million, an increase of $232 thousand compared to the prior period, due primarily to the increase in the average investment balances and the income associated with securities called as noted above.

Interest Expense

Total interest expense amounted to $16.8 million, a decrease of 6% compared to the prior period.  The decrease resulted primarily from the impact of a 39 basis point decrease in the average cost of deposits, borrowed funds and debentures, partially offset by the impact of an $83.2 million, or 9%, increase in the average balance of these funding sources.

Interest expense on interest-checking, savings and money market accounts decreased $1.1 million over the comparable period.  The decrease is primarily due to the decrease in rates, partially offset by an increase in average balances. The average cost of these accounts decreased 39 basis points to 1.60%, while the average balances of interest checking, savings and money market accounts increased $15.9 million, or 4% over the prior period.

Interest expense on total CDs (brokered and non-brokered) decreased $1.2 million, or 12%, over the comparable period, due primarily to the decreases in market interest rates.  Interest expense on higher costing brokered CDs decreased $1.8  million, or 49%, over the comparable period.  The average balances of brokered CDs decreased by $38.7 million, while the average cost of brokered CDs decreased 69 basis points over the comparable period.  Interest expense on non-brokered CDs increased $597 thousand, or 9%, over the comparable period.   The increase was primarily due to an increase in the average balances of non-brokered CDs of $45.0 million, or 23%, partially offset by a decrease of 50 basis points in the average costs as compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, increased $1.1 million compared to the prior period.  The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds. The average balance of borrowed funds increased $57.3 million, as the company continued to utilize FHLB advances as a cost effective funding alternative over the period. The average cost of borrowed funds, for the nine months ended September 30, 2008 decreased 199 basis points, to 3.12%, as compared to the 2007 period.

The interest expense and average rate on junior subordinated debentures was $883 thousand and 10.88%, respectively, for the nine months ended September 2008 and 2007.

The average balance of non-interest bearing demand deposits, for the nine months ended September 30, 2008, increased $3.6 million as compared to the same period in 2007. Non-interest bearing demand deposits are an important component of the bank’s core funding strategy.   This non-interest bearing funding represented 19%  of total average deposit balances for both the nine months ended September 30, 2008 and 2007, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(782)	$4,595	$(5,034)	$(343)
Investments (1)	232	283	74	(125)
Total interest earnings assets	(550)	4,878	(4,960)	(468)

Interest Expense
Int chkg, savings and money market	(1,066)	237	(1,238)	(65)
Certificates of deposit (2)	(1,229)	(57)	(1,206)	34
Borrowed funds	1,132	2,297	(214)	(951)
Junior subordinated debentures	—	—	—	—
Total interest-bearing funding	(1,163)	2,477	(2,658)	(982)

Change in net interest income	$613	$2,401	$(2,302)	$514

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2008 and 2007.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$866,192	$43,154	6.59%	$783,812	$43,936	7.43%
Investments (3)	149,091	4,592	4.90%	141,277	4,360	4.83%
Total interest earnings assets	1,015,283	47,746	6.34%	925,089	48,296	7.03%

Other assets	66,921			63,980

Total assets	$1,082,204			$989,069

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$440,147	5,262	1.60%	$424,210	6,328	1.99%
Certificates of deposit (4)	293,036	8,894	4.05%	286,701	10,123	4.72%
Borrowed funds	72,574	1,721	3.12%	15,239	589	5.11%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	816,582	16,760	2.74%	736,975	17,923	3.25%

Net interest rate spread			3.60%			3.78%

Demand deposits	166,502	—		162,907	—
Total deposits, borrowed funds and debentures	983,084	16,760	2.27%	899,882	17,923	2.66%

Other liabilities	10,654			8,829
Total liabilities	993,738			908,711

Stockholders’ equity	88,466			80,358

Total liabilities and stockholders’ equity	$1,082,204			$989,069

Net interest income		$30,986			$30,373

Net interest margin (tax equivalent)			4.14%			4.45%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.1 million and $920 thousand for the periods ended September 30, 2008 and September 30, 2007 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $2.0 million compared to $350 thousand for the prior period.  The increases over the prior period was primarily due to loan growth and the effect of net charge-offs and specific reserves.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2008 increased $273 thousand, or 4%, compared to the prior period, primarily due to increases in deposit service fees, partially offset by decreases in the gains on sales of securities.  Excluding security gains, non-interest income increased $875 thousand, or 14%, over the comparable period.

Deposit-service fees increased by $759 thousand, or 37%, for the nine months ended September 30, 2008 compared to the prior period. The increase resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during the period and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2008, increased $2.2 million, or 8%, compared to the prior period. The increases in non-interest expense were primarily related to the company’s strategic growth initiatives resulting in increases primarily in the areas of compensation-related costs, advertising, and training expenses.  In addition, in 2008 the company’s FDIC deposit insurance premiums increased.

Salaries and employee benefits increased $1.0 million, or 6% over the comparable period. The increase primarily resulted from staffing increases necessary to support the company’s strategic growth initiatives, salary adjustments and corresponding increases in benefit costs and taxes, partially offset by a reduction in performance-based incentive compensation expense.

Advertising and public relations expenses increased $397 thousand, or 45%, compared to the prior period. The increase primarily resulted from advertising campaigns which supported the company’s expansion and business development efforts.

Deposit insurance premiums increased $460 thousand compared to the prior period due to changes in the FDIC insurance assessment rates, related to 2005 legislation, which applied to all insured banks.  If the recently proposed FDIC deposit insurance fund restoration plan is approved as a proposed, management expects the bank’s FDIC insurance premiums to increase beginning in January 2009, and is currently assessing the impact of this proposal on the company’s results of operations.  The proposal is open for comment until November 17, 2008.

Other operating expenses increased $388 thousand, or 18%, compared to the prior period, due primarily to modest increases in employee training and development costs, loan workout expense and correspondent bank charges.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2008 and September 30, 2007 was $2.6 million and $3.9 million, respectively. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 31.7% and 35.4%, respectively. The decrease in the effective tax rate was primarily due to increased levels of non-taxable income from certain tax-exempt investments and loans and a reduction in state income taxes as a result of the company’s two security corporations that were formed in the fourth quarter of 2007.  However a tax charge of approximately $130 thousand was recorded in the third quarter related to legislative changes in future tax rates applicable to Massachusetts financial institutions.

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

During much of 2007 the interest rate environment had aspects of a flat yield curve scenario. In late 2007 and early 2008 the interest rate environment shifted and the company experienced the effects of a declining yield curve scenario. Rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions.   The current year net income continues to be impacted by the margin compression caused by market interest rate reductions, which began in September 2007 and continued through April 2008, however, the company’s net interest income has improved in recent quarters.  The Federal Open Market Committee of the Federal Reserve Board has reduced the Fed Funds Target rate by 1% during October 2008.  As such, the company may experience aspects of a declining yield curve should short-term interest rates remain at current levels or decline further.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.  At September 30, 2008 management continues to consider the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the company’s internal control over financial reporting that has occurred during the company’s most recent fiscal quarter (i.e., the three months ended September 30, 2008) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2008.  Neither the company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2008.

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

ENTERPRISE BANCORP, INC.

DATE: November 10, 2008	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)