Form 10-K
period 2008-12-31
ENTERPRISE BANCORP INC /MA/
filed 2009-03-16
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☒

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
$66,807,253 as of June 30, 2008

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 4, 2009, Common Stock - Par Value $01: 8,068,581 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 5, 2009 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.                                   Business

Organization

Enterprise Bancorp, Inc. (the “Company”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company commonly referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company which commenced banking operations in 1989, has five wholly owned subsidiaries which are included in the Company’s consolidated financial statements:

•                  Enterprise Insurance Services, LLC, organized in 2000 for the purposes of engaging in insurance sales activities;

•                  Enterprise Investment Services, LLC, organized in 2000 for the purpose of offering non-deposit investment products and services, and;

•                  Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire.  The Company has sixteen full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Methuen, Tewksbury, and Westford; and in Salem, New Hampshire which serve those cities and towns as well as the surrounding communities. The Company expects to open an additional branch facility, in the town of Derry, New Hampshire, in late 2009 or early 2008.

Products and Services

Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and management, trust and insurance services.  These products and services are outlined below.

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

The Company’s Executive Committee of the Board of Directors, consisting of four outside members of the Board and three executive officers who are also members of the Board, also approves loan relationships exceeding certain prescribed limits.  A Loan Committee, consisting of five outside members of the Board, and two executive officers who are also members of the Board, reviews current portfolio statistics, new credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry.  The Board’s Loan Committee is also responsible for approval of charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2008, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower was approximately $20.1 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

Commercial Real Estate, Commercial and Industrial, and Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begins.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans in this portfolio have interest rates that are periodically adjusted, generally with fixed initial periods of one to three years.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrower.  The Company’s construction lenders work to cultivate long-term relationships with established developers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally have terms of one to three years.

From time to time the Company participates in the financing of certain large commercial projects with other banks.  In some cases the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases the Company may participate in loans originated by other institutions. In each case the participating bank funds a percentage of the loan commitment and takes on the related risk. The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participation institution prior to participation in the loan.

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

Residential Loans

The Company originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower’s primary residence, vacation homes or investment properties.  Loan to value limits vary from 80% for adjustable rate and multi-family owner occupied properties, up to 97% for fixed rate loans on single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition the Company provides financing for the construction of owner occupied primary residences. Residential mortgage loans made by the Company have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales.

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

Home equity lines are originated for the Company’s portfolio for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime rate as published in the Wall Street Journal. Some home equity lines may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the loans are interest only payments. Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

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

The securities in which the Company may invest are limited by regulation.  In addition, the Company has an internal investment policy which restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and state, county and municipal securities (“Municipals”). The Company has not purchased sub-prime mortgage-backed securities or capital stock of FNMA or FHLMC.  The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The Company may also invest in certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, registered mutual funds and unregistered funds, including private hedge funds, venture capital and private equity funds and “funds of funds” that may in turn invest in any of the foregoing.  The investment policy also limits the categories within the investment portfolio to particular percentages of the total portfolio and to certain percentages of total assets and/or capital. The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold.  Short-term investments not carried as cash equivalents are classified as “other short-term investments”.

As of the balance sheet dates all of the Company’s investment securities (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. The Company regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired. Management’s assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual equity securities or mutual or other funds exhibit fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  If a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to market value with a charge to earnings.

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

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

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

In addition to on-balance sheet sweep products, the Company utilizes third party money market mutual funds for sweep accounts.  Management believes that commercial customers benefit from enhanced interest rate options on these sweep accounts, while retaining a conservative investment option of the highest quality and safety.  The balances transferred into mutual funds do not represent obligations of the Company.

Terms on CDs range from one week to thirty months. In addition to traditional in-house CDs, the Company also offers CDs through the Certificate of Deposit Account Registry Service (“CDARS”) nationwide network.   This allows the Company to offer full FDIC insurance coverage on larger CD balances by placing the “excess” funds in FDIC insured CD’s issued by other banks in the network. In exchange, the other CDARS institutions place dollar-for-dollar matching funds with the Company.  Essentially, the equivalent of the original deposit comes back to the Company in increments that are covered by FDIC insurance and is available to fund local loan growth.    The Company’s first CDAR’s CD was placed with the network in January 2009.

The Company also utilizes brokered certificates of deposit (“brokered CD’s”) as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from one to twelve months.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

Borrowed Funds

The Company’s total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) discount window, entering into repurchase agreements with customers and through federal funds purchase arrangements with correspondent banks.

The Bank’s membership in the FHLB enables the Bank to borrow funds based on the qualifying collateral balances pledged to the FHLB, including certain residential loans, commercial loans and U.S. Government and Agency securities.  The Company utilizes borrowings from the FHLB to fund short-term liquidity needs. This facility is an integral component of the Company’s asset-liability management program.

In order to provide additional contingent liquidity and a competitive funding source, the Company recently applied for and received approval from the FRB to establish short-term borrowing capacity based on the pledge of qualifying collateral balances to the FRB.  At December 31, 2008, the collateral for FRB borrowing purposes was comprised primarily of certain municipal securities from the Company’s investment portfolio. The Company has the ability to add additional types of collateral to increase its borrowing capacity with the FRB if necessary.  The Company established this facility to enhance funding alternatives as part of its asset-liability management program.

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

The Company has pre-established federal funds purchase arrangements with large regional correspondent banks in order to provide overnight and short-term borrowing capacity.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s ability to obtain funding and sustain liquidity.

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

The Company’s Investment Advisory Group utilizes an open-architecture, “manager of managers” approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients.  During 2008, the Company entered into a consulting agreement with Fortigent, LLC, an investment research and diligence firm, with over $20 billion in advisory assets under management, to strengthen the Company is strategic development, manager selection, manager access and performance monitoring capabilities.  Fortigent will perform a detailed search and due diligence reviews and objective analysis of each independent management firm based on historic returns, management, longevity, investment style, risk profile, and other criteria, and will maintain ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

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

On-line Banking and Cash Management

The Company uses an in-house turn-key solution from its core banking system vendor for internet banking services for retail and commercial customers.  Major on-line banking capabilities include the following: opening of personal deposit and CD accounts; balance inquiry; internal transfers; loan payments; bill payments; federal tax payments; placement of stop payments; access to images of checks paid; and access to prior period account statements.  In addition, commercial customers may take advantage of remote deposit capture service and have the ability to initiate on-line electronic funds transfers, including ACH originations and wire transfers.  On-line banking security features include the use of a two-factor authentication process involving unique individualized logon IDs and passwords, registered personalized security profile, and the use of security tokens which provide one-time passwords to initiate and execute higher-risk commercial transactions.  The site also returns unique confirmations to validate that the user has accessed the Company’s online banking site.  In addition on-line banking security makes use of 128-bit encryption for all passwords and account information transferred over the internet; automatic session termination after 20 minutes of inactivity; and firewalls, which check to make sure that communications only occur between approved individuals, that ensure the communication is in the proper protocol, and refuse entry to anyone without proper authorization.

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

Competition

The Company faces strong competition to generate loans and to attract deposits and investment advisory assets.  National and larger regional banks have a local presence in the Company’s market area.  Numerous local savings banks, commercial banks, cooperative banks and credit unions have one or more offices in the Company’s market area.  Larger banks have certain competitive advantages over the Company, including the ability to make larger loans to a single borrower than is possible for the Company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns.  While the recent tightening of credit markets and contraction of liquidity for larger regional and national banks has resulted in some banks restricting their lending activity, it has also increased competition and rates for deposit resources within the Company’s market area.  This competition has an impact on the Company’s deposit strategy, as the Company may or may not choose to compete on rates depending on its funding needs and asset-liability position at any given time.

Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors and internet based banks.

Notwithstanding the substantial competition with which the Company is faced, management believes that the Company has established a solid reputation within its market area and has differentiated itself from competitors based upon service level, a targeted sales focus on small to medium sized business, professionals, non-profits and high net worth individuals, and active community involvement, which has lead to a strong network with business and community leaders. In addition, the Company continually examines new products and technologies in order to maintain a highly competitive mix of offerings and to target product lines to customer needs. Management actively seeks to strengthen its position, by capitalizing on the market opportunities, and the continued pursuit of strategic growth within existing and neighboring geographic markets and market segments.

Advances in, and the increased use of, technology, such as internet banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

See also “Supervision and Regulation” below, and Item 1A, “Risk Factors”, and “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on how new laws and regulations and other factors may effect the Company’s competitive position, growth and/or profitability.

Supervision and Regulation

General

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

Regulation of the banking and financial services industries has undergone significant developments over the past several years, some of which have eased legal and regulatory restrictions while others have increased regulatory requirements.  Such developments on the federal level have included the following:  increasing anti-money laundering and customer identification requirements; enhancing internal controls over financial reporting, corporate accountability and improving the quality of investor information; imposing requirements as to fraud prevention and data breach response programs; providing consumers with greater access to and control over personal credit data; and automating the nation’s check-processing system, among other legal and regulatory developments.

Legislative initiatives at the state level in Massachusetts have also further addressed data security requirements for protecting consumer financial information and residential mortgage lending and foreclosure requirements.

The current financial crisis has also resulted in significant new federal legislation and administrative initiatives intended to stabilize the U.S. banking system and residential real estate market and stimulate the economy.  Recent federal legislation has included the Emergency Economic Stabilization Act of 2008 (“EESA”), under which the U.S. Treasury has injected capital directly into U.S. banks through its Troubled Asset Recovery Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”), under which Congress has approved various spending and tax measures, while also imposing significant new executive compensation restrictions and corporate governance standards on institutions that have either received TARP funding or receive such funding in the future.  Administrative initiatives have included President Obama’s recently announced Financial Stability Plan, which is comprised of several components, including additional capital assistance to banks, a potential public-private vehicle for purchasing “toxic assets” from financial institutions, various consumer, business and community lending initiatives, and affordable housing support and foreclosure prevention plans  Possible future Congressional actions may also address a variety of additional issues, including federal bankruptcy reform, regulatory consolidation and creation of a single federal “systemic risk” regulator.  Some or all of these recently adopted or currently proposed measures may result in increased regulation of the U.S. banking and financial services industries and additional restrictions on banking and other financial activities.

Any future increase in the extent of regulation imposed upon the banking or financial services industries generally could result in the Company incurring additional operating and compliance costs, which in turn could impede profitability.

Regulation of the Holding Company

The Company is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  The business and operations of the Company are subject to the supervision and examination of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  Under applicable state laws, the Company, through the Bank, is also subject to the supervisory jurisdiction of the

Massachusetts Commissioner of Banks (the “Commissioner”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.

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

Under the Gramm-Leach-Bliley Act (the “GLB Act”) a bank holding company may elect to become a “financial holding company”, by which a qualified parent company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the federal Community Reinvestment Act.  Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board.  The Company believes that the Bank, which is the Company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company.  However, the Company has no current intention of seeking to become a financial holding company.  Such a course of action may become necessary or appropriate at some time in the future depending upon the Company’s strategic plan.

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

The regulations of these agencies govern many aspects of the Bank’s business, including permitted investments, the opening and closing of branches, the amount of loans which can be made to a single borrower, mergers, appointment and conduct of officers and directors, capital levels and terms of deposits.  The Federal Reserve Board also requires the Bank to maintain minimum reserves on its deposits.  Federal and state regulators can impose sanctions on the Bank and its management if the Bank engages in unsafe or unsound practices or otherwise fails to comply with regulatory standards. Various other federal and state laws and regulations, such as truth-in-lending and truth-in-savings statutes, the Equal Credit Opportunity Act, the Bank Secrecy Act, the Real Estate Settlement Procedures Act, the Community Reinvestment Act, “Check 21” and the “FACT” Act, also govern the Bank’s activities and operations.

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

Deposit Insurance Assessment

The Company’s deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the maximum amount provided by law.

Prior to 2007, under the former FDIC system for assessing deposit insurance premiums, the Bank was not assessed any deposit insurance premium based on its designation as “well capitalized”.

Effective January 1, 2007, the FDIC implemented a revised risk-based deposit insurance assessment system in accordance with the requirements of the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Reform Act”).  Under the revised system, the deposit insurance assessment rates are determined based upon a combination of an institution’s financial ratios and supervisory factors. There are four established risk categories under the assessment rules. Under this deposit insurance assessment system, even the highest risk-rated (i.e., least risk) banks and thrifts are subject to some level of assessment payable to the DIF.

In 2007, the Bank qualified as a Risk Category I (least risk) and was assessed deposit insurance premiums, under the revised system, at an annualized rate of 5.2 basis points of the Bank’s deposit assessment base, as defined by the FDIC. Under the Deposit Insurance Reform Act, eligible insured depository institutions, such as the Bank, shared in a one-time assessment credit pool of approximately $4.7 billion.  This one-time credit was applied against the institutions’ 2007 deposit insurance assessment.  In the case of the Company, the one-time credit of approximately $333 thousand offset approximately 94% of the Bank’s deposit insurance assessment for 2007.

In 2008, the Bank again qualified as Risk Category I and was assessed deposit insurance premiums at an annualized base rate of approximately 5.3 basis points.

As a result of recent bank failures, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) has declined substantially, and the FDIC has taken steps, as required by law, to restore the DIF reserve ratio. Under the FDIC’s DIF restoration plan, the assessment schedule was raised uniformly by seven basis points for all insured institutions for the first quarter of 2009.  This increase to the annualized base assessment rates is expected to increase the Company’s deposit insurance expense by approximately $150 - $200 thousand for the quarter ending March 31, 2009.

In addition to the increase in first quarter assessment rates, the FDIC has also adopted a final rule that, among other matters, modifies the risk-based assessment system to require riskier institutions to pay a larger share of premiums beginning with the second quarter of 2009 and sets initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points.  The modified assessment system imposes higher rates for institutions with a significant reliance on secured liabilities, and higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The modified system also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. Management expects that the Bank’s FDIC insurance premiums will increase beginning in April 2009.  Management expects that the Bank will again qualify as Risk Category I in 2009, and is currently assessing the impact of the modified assessment system on the Company’s results of operations.

As an additional measure to restore the DIF’s reserve ratio, the FDIC has also adopted an interim rule (meaning that its final effectiveness remains subject to FDIC consideration of public comments) imposing an emergency 20 basis point special assessment on all insured depository institutions as of June 30, 2009, which would be collected on September 30, 2009.  The interim rule would also allow the FDIC Board to impose possible additional special assessments of up to 10 basis points thereafter to maintain public confidence in the DIF.  Following its adoption of this interim rule, the FDIC indicated that if Congress authorizes an increase in the FDIC’s borrowing capacity through the U.S. Treasury, then the contemplated June 30 special assessment could be significantly reduced to approximately 10 basis points.  Any special assessment in the second quarter of 2009 or thereafter, as well as any future increases in annual assessment rates, will further increase the Company’s deposit insurance expense.

In addition to general increases in the FDIC’s assessment rates and any future special assessments, the Company’s insurance costs will increase in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) as described further below.

Participation in Temporary Liquidity Guarantee Program and Transaction Account Guarantee Program

On October 14, 2008, the U.S. Treasury and the FDIC jointly announced two new temporary programs to strengthen confidence and encourage liquidity in the nation’s banking system.  Under the Temporary Liquidity Guarantee Program (the “TLGP”), the FDIC will guarantee certain newly issued senior unsecured debt of banks, thrifts and certain holding companies.  Institutions opting to participate will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009). In addition, under the TAGP the FDIC will provide participating depository institutions with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount.  The FDIC has made exceptions for certain interest bearing transaction accounts and funds swept into non-interest bearing savings accounts to also be covered under the TAGP. Participating institutions will be charged a 10-basis point surcharge, on those non-interest bearing account balances over the existing insurance limit of $250,000, which will be added to the institutions’ deposit insurance assessment.  On November 13, 2008, the Company began participating in these programs. As of December 31, 2008, the Company did not have any debt guaranteed under the TLGP.  The Company expects that participation in the TAGP will increase its 2009 deposit insurance expense by an estimated $300 - $375 thousand.

Dividends

Under Massachusetts law, the Company’s board of directors is generally empowered to pay dividends on the Company’s capital stock out of its net profits and only to the extent that such payments will not impair the Bank’s capital stock.

See also “Dividends” contained in Item 5 below, for further discussion on restrictions that may effect the Company’s and/or the Bank’s ability to pay dividends.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan and employee stock purchase plan.

The Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted assets) consisting of core or Tier 1 capital. Total capital for the Company consists of Tier 1 capital and supplementary or Tier 2 capital.  Tier 1 capital for the Company begins with common stockholders’ equity and is reduced by certain intangible assets.  In addition, trust preferred securities may compose up to 25% of the Company’s Tier 1 capital (subject to certain limitations and with any excess allocable to Tier 2 capital). Supplementary capital for the Company is comprised solely of a portion of the allowance for loan losses.  Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk; for example, cash and government securities are placed in a 0% risk category (requiring no additional capital), most home mortgage loans are placed in a 50% risk category, and the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans, are placed in a 100% risk category.

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

Depository institutions, such as the Bank, are also subject to the prompt corrective action framework for capital adequacy established by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions.  FDICIA establishes five capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”.  A “well capitalized” institution has a total capital to total risk-weighted assets ratio of at least 10%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a leverage ratio of at least 5% and is not subject to any written order, agreement or directive; an “adequately capitalized” institution has a total capital to total risk-weighted assets ratio of at least 8%, a Tier 1 capital to total risk-weighted assets ratio of at least 4%, and a leverage ratio of at least 4% (3% percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as “well capitalized”.  An “undercapitalized” institution fails to meet one of the three minimum capital requirements.  A “significantly undercapitalized” institution has a total capital to total risk-weighted assets ratio of less than 6%, a Tier 1 capital to total risk-weighted assets ratio of less than 3%, and a leverage ratio of less than 3%.  A “critically undercapitalized” institution has a ratio of tangible equity to assets of 2%, or less.

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

The Treasury’s Capital Purchase Program

In October 2008, the U.S. Treasury implemented a capital purchase program (“CPP”) under the TARP provisions contained in EESA, which made capital available directly to qualifying publicly held banking institutions.  Under the CPP, as initially implemented under EESA, qualifying banks could receive capital from the U.S. Treasury in exchange for issuing non-voting preferred stock with an annual dividend rate of 5% for the first five years and 9% thereafter. The dividends on the Treasury’s preferred stock are not tax-deductible and thus are equivalent to pretax rates of approximately 8.5% for the first five years and 15.25% thereafter.  The preferred shares that have been issued to the U.S. Treasury under the CPP are also accompanied by ten-year warrants to purchase common stock of the participating banks at current prices. These warrants are exercisable at any time and may be sold or transferred by the U.S. Treasury to any outside party.  In addition, under the terms of the CPP, companies that participated in the program were subject to a number of operating guidelines and restrictions, including restrictions on executive compensation, dividend payments and stock repurchases, which could be changed unilaterally by the U.S. Treasury pursuant to a subsequent act of Congress.

The Company’s Board of Directors carefully considered the Company’s potential involvement in the CPP. The Company was notified in early December that it had received preliminary approval to receive up to $28.5 million in capital under the program, which was the maximum amount available to the Company based on its asset size. In December the Board of Directors concluded that declining this government funding was in the best interests of the Company and its shareholders.  In making this decision, the Board gave careful consideration to many factors.  First and foremost was the Company’s strong capital position (under regulatory guidelines the Company is classified as “well capitalized” which is the highest classification) and strong asset quality.  The Board of Directors also believed that this government capital would have come with a high cost in terms of its dividend rate, which most likely would dilute earnings in the short term, the dilution to its shareholders from the warrants attached to the capital (management estimated that these warrants could represent an ownership interest in the Company of up to 5% when fully exercised), the potential restriction on future increases to dividends on its common stock, and the potential unknown operating restrictions that could be unilaterally imposed in the future by an act of Congress.  The Board was also concerned about the intended purpose of the TARP funding.  While the U.S. Treasury initially indicated that the capital was intended to be used to further strengthen healthy banks and to add capital to the banking industry generally so as to promote lending, and that it could be used by healthy banks in the acquisition of weaker banks, various members of Congress advocated putting binding conditions on the participating banks’ use of the TARP funds.

As described above, under ARRA, Congress has imposed significant new executive compensation restrictions and corporate governance standards that go well beyond the original terms of the CPP not only on institutions that may accept government funding in the future, but also on those institutions that participated in the initial TARP funding.

The Treasury’s Capital Assistance Program

The Capital Assistance Program (“CAP”) component of President Obama’s Financial Stability Plan will provide an additional capital opportunity to banks, whether or not they participated in the CPP, on terms that have been revised from those included in the original CPP, including changes to the dividend rate and conversion features of the preferred shares that would be issued to the U.S. Treasury, additional mandatory reporting requirements for participants and further restrictions on a participating institution’s common stock dividends, stock repurchases and cash acquisitions.  Management is in the process of reviewing the terms of the CAP as part of its ongoing review of recent legislative and administrative developments.

Patents, Trademarks, etc.

The Company holds a number of registered service marks related to product names and corporate branding.  The Company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

Employees

At December 31, 2008, the Company employed 306.88 full-time equivalent employees, including 111 officers.  None of the Company’s employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

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

What began as the “sub-prime mortgage crisis”, referring to the dramatic increase in the level of home foreclosures both locally and nationally which began in 2007, has had far-reaching consequences in the financial services industry, the national economy in general, and a global economic impact.  The current U.S. financial crisis has been marked by the collapse of the market for sub-prime mortgage-backed securities, the government takeover of the national mortgage agencies, and the failure or government-assisted acquisition of several large national mortgage brokers, banks and investment banks.  Nationwide, the crisis has led to increased volatility in financial markets and significant market declines on certain investment securities, the tightening of credit for both consumers and businesses, federal legislation aimed at rescuing the financial industry and stimulating the national economy, further weakening of the real estate market, historically low interest rates, increasing unemployment, declines in consumer spending and deterioration of general nationwide economic conditions resulting in an economic recession. Although the current economic crisis has not impacted the New England region as severely as many regions of the country, any long-term continuation of these national and global trends, or possible subsequent effects, could further weaken the local economy and have long-term adverse consequences on local industries, which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways.  Potential adverse effects on the Company that could result include: the Company could experience continued pressure on its net interest margin; deterioration in its asset quality and an increased level of delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; funding sources may become restricted thereby impacting the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

In addition to the consequences of the current economic recession, any significant and sustained decline in general economic conditions caused by acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, market interest rate changes, or other factors, could also impact local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities.  These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates.  Weakening of economic conditions within the Company’s market area or increases in interest rates could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans.

The Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans, and are also typically larger. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the Company’s commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Loans” and “Credit Risk/Asset Quality” included in the section entitled “Financial Condition”, for further information regarding the Company’s commercial loan portfolio and credit risk.

The Company May Increase the Allowance for Loan Losses

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings that represents management’s estimate of probable losses that have been incurred within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management.  Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Allowance for Loan Losses”, which is contained in the “Critical Accounting Estimates” section and under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, included in the section entitled “Financial Condition”, for further information regarding the process by which the Company determines the appropriate level of its allowance for loan losses.

The Company’s Investment Portfolio Could Incur Losses

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

In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality or government agency whose debt obligations the Company owns or of the individual company or fund in which the Company has invested. At December 31, 2008, approximately 90% of the Company’s investment portfolio, or $144 million, was invested in obligations issued by federal government agencies, including Fannie Mae and Freddie Mac, or municipal government entities, while 7%, or $10.7 million, was invested in equity securities, including $4.7 million in FHLB stock.

If an investment’s value is deemed “other than temporarily impaired”, then the Company is required to write down the carrying value of the investment through a charge to earnings.  The determination of the level of other-than-temporary impairment (“OTTI”) involves a high degree of subjectivity and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes.  Any OTTI charge will result in a decrease in net income and, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

At December 31, 2008, the Company’s investment in FHLB capital stock amounted to $4.7 million. The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree.  Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to seek alternative funding sources to meet its liquidity needs.  See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company’s Liquidity.”

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Impairment Review of Securities”, which is contained in the “Critical Accounting Estimates” section, and under the heading “Investment Securities”, included in the section entitled “Financial Condition”, for further information regarding the process by which the Company determines the level of other-than-temporary impairment.

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of financial and credit markets, and competition.  If the interest rates paid on interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on interest-bearing liabilities.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, for further discussions related to the Company’s management of interest rate risk.

Sources of External Funding May Become Restricted and Impact the Company’s Liquidity

The Company’s external funding sources include borrowing capacity in the brokered CD market, at the FHLB and FRB, and through federal fund purchase arrangements with correspondent banks. The Company has in the past also issued junior subordinated debentures.  If, as a result of general economic conditions or other events, these sources of external funding withdraw or limit the Company’s borrowing capacity, the Company may not be able to raise adequate funds or may incur substantially higher cost or operating restrictions in order to raise necessary funds elsewhere. Any such increase in funding cost or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Increased Reliance on Borrowings and Brokered CD’s as Sources of Funds Could Adversely Affect the Company’s Profitability

The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are a lower cost source of funds than external wholesale funding (brokered CD’s or borrowings), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding the recent declines in overnight borrowing rates).  If, as result of competitive pressures, market interest rates, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

The Use of Independent Investment Management Firms Expose the Company to Additional Risk

The Company relies on outside mutual fund companies and independent investment management firms to provide key services necessary to conducting its investment advisory and management business. These firms are subject to a variety of risk and uncertainties, including significant exposures to changes in financial market conditions and poor investment decisions, turnover in key personnel, internal and external securities fraud, information security or data breach, and financial losses, among others, any of which could in turn expose the Company itself to various risks.  The risks to the Company include but are not limited to, the loss of customer business, damage to the Company’s reputation, exposure of the Company to civil litigation and possible financial liability, and a reduction in fee income, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Capital Levels Could Fall Below Regulatory Minimums

The Company and the Bank are both subject to the capital adequacy guidelines of the FRB and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements may subject the Company and/or the Bank to various enforcement actions.  If capital levels decline due to possible future net operating losses, impairment charges against tangible or intangible assets, adjustments to retained earnings due to changes in accounting rules, among other things, and if the Company is unable to raise additional capital to offset theses charges, the Company’s capital ratios may fall below regulatory capital adequacy levels.

See the section entitled “Capital Resources” contained in Item 1, “Business”, for additional information regarding regulatory capital requirement for the Company and the Bank.

The Company is Subject to Extensive Government Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.  Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of existing statutes, regulations or policies, or new regulation aimed at resolving the current financial crisis could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the Company.

The Company Operates in a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, and other community banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and other financial intermediaries.

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

The Company’s Information Systems May Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could interrupt the Company’s ability to conduct business, process transactions, damage the Company’s reputation, result in a loss of customer business, expose customers’ personal information to unauthorized parties, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the Company’s information security and technology practices.

The Company Relies on Independent Service Providers

The Company relies on independent firms to provide key services necessary to conducting its business.  These services include, but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments; and loan underwriting and review services.  The occurrence of any failures, interruptions or security breaches of the independent firms’ systems or in their delivery of services, could result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Slower than Expected Growth in New Branches and New Products and Services Could Adversely Affect the Company’s Profitability

The Company has placed a strategic emphasis on expanding the Bank’s branch network and products and service offerings.  Executing this strategy carries risks of slower than anticipated growth both in new branches and new products and services.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income from new products and services could decrease anticipated revenues and net income generated by such investments. In addition, new branches require the approval of various regulatory agencies, which may or may not approve the Company’s application for a branch. Opening new branches and introducing new products and services could also divert resources from current core operations and thereby further adversely affect the Company’s growth and profitability.

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability

The Company may in the future explore growth opportunities through acquisition of other banks, financial services companies or lines of business.  Any future acquisition could adversely affect the Company’s profitability based on management’s ability to successfully complete the acquisition and integration of the acquired business.

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

The Market Price of the Company’s Common Stock May be Affected by General Industry Issues

The banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues.  Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may swing up or down due to the influence, both real and perceived, of these issues among others on the banking industry in general.

The Carrying Value of the Company’s Goodwill May Become Impaired

In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded book value (i.e., the net book value of its recorded assets and liabilities). A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.  If the estimated fair value of the Company declines due to changes in the assumptions and input used in management’s estimate of the fair value, the carrying value of the Company’s goodwill may become impaired. Any write down of goodwill will result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Impairment Review of Goodwill and Other Intangible Assets”, which is contained in the “Critical Accounting Estimates” section, for further information regarding the process by which the Company determines whether  an impairment of goodwill has occurred.

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

The Company’s Articles Of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking and Corporate Laws May Have an Anti-Takeover Effect

Provisions of the Company’s articles of organization and by-laws, its shareholders rights plan and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company’s common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock

The Company’s directors and executive officers as a group beneficially own approximately 29% of the Company’s outstanding common stock as of December 31, 2008. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

The Company Relies on Dividends from the Bank for Substantially All of its Revenue

The Company is a separate and distinct legal entity from the Bank.  It receives substantially all of its revenue from dividends paid by the Bank.  These dividends are the principal source of funds used to pay dividends on the Company’s common stock and interest and principal on the Company’s subordinated debt.  Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company.  If the Bank is unable to pay dividends to the Company, then the Company will be unable to service debt, pay obligations or pay dividends on the Company’s common stock.  The Bank’s inability to pay dividends could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                   Properties

The Company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  The Company currently has sixteen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire, with an additional location in the permitting phase.  The Company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the Company as of December 31, 2008. All locations are in Massachusetts unless otherwise noted.

BRANCH LOCATION	OWNED OR LEASED
Andover
6-8 High Street	Leased
Acton
340 Great Road(1)	Leased
Billerica
674 Boston Road	Owned
Chelmsford
20 Drum Hill Road	Owned
185 Littleton Road	Owned
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street (2)	Leased
Lowell
430-434 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
Methuen
255 Broadway Street	Owned
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned
OPERATION/LENDING OFFICES
Lowell
170 Merrimack/19 Palmer Street(3)	Owned
PLANNED BRANCH LOCATION
Salem, NH
126 Main Street(4)	Leased
Derry, NH
47 Crystal Avenue(5)	Leased

(1)                      This branch opened for business in January 2009

(2)                      The Company has the option to purchase this facility at any time during any extended term at the price of $550 thousand as adjusted for increases in the producer’s price index.  The Company’s last five-year extended-term option ends in September 2020.

(3)                      The Company purchased these facilities, which had formerly been leased, in September 2007.

(4)                      The Company plans to relocate its current Salem, NH office to this new location by Summer of 2009.

(5)                      This location is under lease and has been approved by the Town of Derry; the approval has been appealed by a competitor.  Subject to a favorable resolution, the Company expects to open the branch in late 2009 or early 2010.

See note 4, “Premises and Equipment” and note 12, “Related Party Transactions” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s lease obligations listed above.

Item 3.                                   Legal Proceedings

The Company is involved in various legal proceedings incidental to its business. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition of the Company.

Item 4.                                   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s shares trade on the NASDAQ Global Market under the trading symbol “EBTC”.

The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2008:
4th Quarter	215,940	$12.88	$9.50
3rd Quarter	138,779	13.25	10.50
2nd Quarter	47,629	14.00	11.42
1st Quarter	141,956	14.05	12.45

2007:
4th Quarter	72,061	$14.89	$12.00
3rd Quarter	82,731	16.00	12.42
2nd Quarter	142,138	16.39	15.06
1st Quarter	115,074	16.84	15.17

As of March 4, 2009, there were 717 registered shareholders of the Company’s common stock and 8,068,581 shares of the Company’s common stock outstanding.

Dividends

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

In 2008, quarterly dividends of $0.09 per share were paid in March, June, September and December.  Total 2008 dividends of $0.36 per share represented an increase of 12.5% compared to total dividends of $0.32 also paid on a quarterly basis in 2007.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.0 million, of the $2.9 million dividends paid by the Company in 2008, into 85,586 shares of the Company’s common stock.

On January 28, 2009, the Company announced a quarterly dividend of $0.095 per share, paid on March 2, 2009 to shareholders of record as of February 9, 2009. On an annualized basis, this quarterly dividend represents a 5.6% increase over the 2008 dividend rate.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008 with respect to the Company’s Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	771,331	$13.83	196,631
Equity compensation plans not approved by security holders	—	—	—
TOTAL	771,331	$13.83	196,631

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2008 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poors 500 Index and (iii) the NASDAQ Bank Index. Prior to February 14, 2005 (when the Company’s shares began trading on the NASDAQ National Market,  now NASDAQ Global Market), there was no active trading market for the Company’s common stock, although shares were traded periodically on a privately negotiated basis. For each year prior to 2005 shown on the graph, the increase in the value of the Company’s common stock is based on the actual prices known to the Company at which shares of the common stock were traded as of the most recent date prior to December 31 of each of these earlier periods. For purposes of the graph, the reinvestment of dividends paid prior to 2005 is based upon the annual valuation analysis of the Company’s common stock that was formerly undertaken in the years prior to the Company’s listing on the NASDAQ National Market pursuant to the Company’s administration of its dividend reinvestment plan.

	2003	2004	2005	2006	2007	2008
Enterprise Bancorp	100	122.81	123.26	129.83	104.18	95.88
S&P 500	100	110.88	116.32	134.69	142.09	89.52
NASDAQ Bank	100	113.67	111.47	126.88	101.62	79.73

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Exchange Act of 1934 during the year ended December 31, 2008.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2008.

Item 6.            Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
EARNINGS DATA
Net interest income	$42,195	$40,679	$41,560	$38,102	$32,120
Provision for loan losses	2,505	1,000	1,259	1,135	1,650
Net interest income after provision for loan losses	39,690	39,679	40,301	36,967	30,470
Non-interest income	9,488	8,453	7,020	6,244	6,071
Other than temporary impairment oninvestment securities	(3,702)	—	—	—	—
Net gains (losses) on sales of investment securities	305	1,655	(204)	191	906
Non-interest expense	37,884	34,844	32,540	30,235	25,687
Income before income taxes	7,897	14,943	14,577	13,167	11,760
Provision for income taxes	2,349	5,045	5,343	4,753	4,253
Net income	$5,548	$9,898	$9,234	$8,414	$7,507

COMMON SHARE DATA
Basic earnings per share	$0.70	$1.27	$1.21	$1.13	$1.03
Diluted earnings per share	0.69	1.25	1.18	1.09	0.99
Book value per share at year end	11.35	11.00	9.98	8.93	8.36
Dividends paid per share	$0.360	$0.320	$0.280	$0.240	$0.215
Basic weighted average shares outstanding	7,973,527	7,819,160	7,661,178	7,468,498	7,294,760
Diluted weighted average shares outstanding	8,005,535	7,913,006	7,821,297	7,690,526	7,613,196

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,180,477	$1,057,666	$979,259	$918,477	$848,171
Loans serviced for others	28,341	20,826	21,659	22,938	35,067
Investment assets under management	439,711	573,608	502,059	424,953	363,250
Total assets under management	$1,648,529	$1,652,100	$1,502,977	$1,366,368	$1,246,488

Total loans	$948,641	$833,819	$761,113	$699,726	$570,459
Allowance for loan losses	15,269	13,545	12,940	12,050	10,923
Investment securities at fair value	159,373	145,517	131,540	156,521	187,601
Total short-term investments	3,797	7,788	15,304	5,431	40,290
Deposits	947,903	868,786	867,522	775,387	768,644
Borrowed funds	121,250	81,429	15,105	58,639	3,651
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	91,104	87,012	77,043	67,830	61,684

RATIOS
Return on average total assets	0.51%	0.99%	0.98%	0.97%	0.95%
Return on average stockholders’ equity	6.26%	12.11%	12.89%	13.10%	12.99%
Allowance for loan losses to total loans	1.61%	1.62%	1.70%	1.72%	1.91%
Stockholders’ equity to total assets	7.72%	8.23%	7.87%	7.39%	7.27%
Dividend payout ratio	51.43%	25.20%	23.14%	21.24%	20.87%

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

Critical Accounting Estimates

The Company’s significant accounting policies are described in note 1, “Summary of Significant Accounting Policies”, to the consolidated financial statements contained in Item 8.  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The Company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably probable losses from specifically known and other credit risks associated with the portfolio. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.

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

Management believes that the allowance for loan losses is adequate to absorb reasonably probable losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, which are contained in the “Financial Condition” section of this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  The determination of other-than-temporary impairment involves a high degree of subjectivity and requires management to make significant estimates of current market risks and future trends. Management’s assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual equity security or mutual or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure other-than-temporary impairment at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed “other than temporarily impaired”, the Company is required to write-down the carrying value of the investment through a charge to earnings.  Once written-down a security may not be written-up to reflect future increases in market prices. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.

Based on these impairment reviews, at December 31, 2008, management booked a $3.7 million OTTI charge on certain equity securities in the investment portfolio.  Management determined that the remaining unrealized losses in the Company’s investment portfolio were not other than temporary in nature at December 31, 2008.

Management’s assessment of impairment of the unrealized losses in the investment portfolio is contained under the heading “Investment Securities”, which is contained in the “Financial Condition” section of this Item 7.

Impairment Review of Goodwill and Other Intangible Assets

In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded book value. A determination that goodwill has become impaired results in immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The assessment is performed at the operating unit level.  In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  Management’s assessment of the fair value of the Company takes into consideration the Company’s market capitalization, stock trading volume, price-multiples valuations of comparable companies and control premiums in transactions involving comparable companies.  The value of a control premium to use in the marketplace will depend on a number of factors including the target bank stock’s liquidity, where the stock is currently trading, the perceived attractiveness of the entity and economic conditions.  Management evaluates each of these factors as they relate to the Company and subjectively determines a comparable assumed control premium.

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

Based on these impairment reviews management determined that the Company’s goodwill and core deposit intangible assets were not impaired at December 31, 2008.

Overview

Summary

The Company had net income of $5.5 million, or $0.69 on a diluted earnings per share basis, for the year ended December 31, 2008, compared to $9.9 million, or $1.25, respectively, for the year ended December 31, 2007.  Net income for the three months ended December 31, 2008, was $29 thousand, or $0.00 on a diluted earnings per share basis, compared to $2.7 million, or $0.34, respectively for the same period in 2007.

The decline in 2008 earnings from the prior periods included the impact of an OTTI charge on certain equity securities in the investment portfolio, which reflected declines in the equity markets, margin compression caused by market interest rate reductions, which began in September 2007 and continued through 2008, significant increases in expenses associated with accelerated expansion and growth initiatives, and an increase in FDIC insurance premiums incurred by all banking institutions. Expenses related to expansion and growth initiatives included the expenses incurred in opening two new branches, the additional loan loss provisions required by the loan growth, and increased marketing and advertising expenses.  While these factors adversely affect earnings in the short-term, management believes that this is an opportune time to incur such expenses in order to invest in the Company’s long-term growth.

Loan growth was strong in 2008 and particularly so during the fourth quarter. Loans increased by 14% in 2008.  During the three months ended December 31, 2008, loans increased by $40 million, a quarterly increase which amounts to an annualized growth rate of 18%.  Loan quality remained strong, particularly in light of the challenging economic environment, with loan quality ratios remaining favorable.

Composition of Earnings

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Tax equivalent net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin (“margin”).

For the year ended December 31, 2008, net interest income amounted to $42.2 million, an increase of 4% compared to 2007.  Net interest income for the quarter ended December 31, 2008 amounted to $11.2 million, an increase of 9% compared to the December 2007 quarter. The increases in net interest income over the comparable prior-year periods were due primarily to strong loan growth, which was partially offset by margin compression as described further below. Average loan growth for the year-over-year and quarter-over-quarter periods amounted to $86.8 million and $100.2 million, respectively.

The Company’s year-to-date net interest margin decreased as a result of asset yields repricing downward, due to the market-rate reductions that have occurred since late 2007 as the Federal Reserve Board’s target rates have declined 500 basis points, including 175 basis points during the December quarter.  However, the Company’s strong loan growth throughout the year, along with reductions in funding costs, partially offset the reduction in asset yields. Due to tight credit markets and a highly-competitive marketplace for funding during the year, deposit costs declined at a slower pace than asset yields. However, the decline in wholesale funding costs accelerated during the second half of the year, primarily as a result of reductions in FHLB short-term funding rates. Net interest margin was 4.23% for the year ended December 31, 2008, compared to 4.48% for the year ended December 31, 2007.  Quarterly net interest margin was 4.24% for the three months ended December 31, 2008, compared to 4.27% and 4.36% for the quarters ended September 30, 2008 and December 31, 2007, respectively.

The provision for loan losses amounted to $2.5 million for the year compared to $1.0 million in 2007. The increase over the prior year was due primarily to loan growth and an increase in net charge-offs. Total loans increased $114.8 million, or 14%, since December 31, 2007. For the year ended December 31, 2008, the Company recorded net charge-offs of $781 thousand, compared to net charge-offs of $395 thousand for the year ended December 31, 2007.  In light of the current economic environment overall asset quality remains strong, with net charge-offs for the year amounting to 0.09% of average total loans, and non-performing assets to total assets of 0.73% at December 31, 2008, compared to 0.05% and 0.39%, respectively, in 2007.  The allowance for loan losses to total loans ratio was 1.61% at December 31, 2008, compared to 1.62% at December 31, 2007.

Non-interest income for the year ended December 31, 2008, amounted to $6.1 million compared to $10.1 million in the prior year.  The decrease was due primarily to the $3.7 million OTTI charge on certain equity investments and a reduction in net security gains, which were $305 thousand for the year-ended December 31, 2008, compared to $1.7 million for the year-ended December 31, 2007. In the fourth quarter of 2008, the Company recorded the OTTI charge on certain equity securities contained in its investment portfolio to reflect the impact of fourth quarter declines in the equity markets.  This net income charge ($2.4 million after-taxes) had no impact on the Company’s capital, as the unrealized fair market value losses were already reflected in capital.  Excluding the OTTI charge and the securities gains in both 2007 and 2008, non-interest income in 2008 increased $1.0 million, or 12%, over the prior year, due primarily to an increase in deposit service fee income.

Non-interest expense for the year ended December 31, 2008, amounted to $37.9 million, an increase of 9%, compared to $34.8 million for the year ended December 31, 2007. The increase in non-interest expense was related primarily to the Company’s strategic growth initiatives resulting in increases in the areas of compensation-related costs, advertising, and training expenses.  In addition, in 2008 the Company’s deposit insurance premiums increased due to changes in the FDIC insurance assessment rates, related to 2005 legislation which applied to all insured banks.

In 2008, the Company benefited from a decrease in its effective income tax rate; however, in the third quarter income taxes were impacted by approximately $130 thousand in tax expense related to legislative changes in future tax rates applicable to Massachusetts financial institutions.

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

Total assets amounted to $1.18 billion at December 31, 2008, an increase of 12% since December 31, 2007. The Company’s core asset strategy is to grow loans, primarily commercial loans.

Total loans increased 14% since December 31, 2007 and amounted to $948.6 million, or 80% of total assets. Commercial loans increased 13% over the prior year and amounted to $802.5 million, or 85% of the total loan portfolio at December 31, 2008.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Although non-performing statistics have increased from 2007, as would be expected during the current economic decline, management does not consider the increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at December 31, 2008.

The investment portfolio is the other key component of the Company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The fair value of total investments amounted to $159.4 million at December 31, 2008, or 14% of total assets.  The carrying value of the portfolio has increased 10% since December 31, 2007 due primarily to purchases of US agency backed CMO/MBS and municipal securities, offset by sales, principal paydowns and maturities during the period.  As noted above, in December 2008 the Company booked a $3.7 million OTTI charge on certain equity investments in the investment portfolio which reflected the fourth quarter downturn in the stock market in general. Recognizing the impairment has the benefit of enhancing management’s discretion in managing the affected securities, which may include selling a portion of the investments in the first half of 2009. A sale of the securities would also ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past two years, before the ability to carry back losses against these gains expires.

The Company does not purchase sub-prime mortgage backed securities and has never invested in the stock of Fannie Mae or Freddie Mac.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit, business money market accounts and “investment” savings products), brokered CD’s, repurchase agreements, FHLB borrowings, and investment portfolio cash flow.

The current environment has continued to impact the Company’s ability to generate growth in lower costing deposits, which remained relatively flat compared to December 31, 2007. However, year-end balances in higher cost deposits increased 19% compared to December 31, 2007.  The increase is primarily attributed to customers seeking a safer, higher yielding alternative to the volatile equity markets and mutual funds.  In addition the Company has continued to utilize brokered CD’s and FHLB borrowings as alternative funding sources to support asset growth.  As previously described, the Company has also recently added access to the FRB’s discount window as an additional source of alternative funding.

At December 31, 2008, total deposits, excluding brokered CDs, amounted to $872.5 million, representing $74.4 million, or 9%, growth over December 31, 2007 balances.  Total deposits, including brokered CDs, amounted to $947.9 million at December 31, 2008, representing an increase of $79.1 million, or 9% since December 31, 2007.

At December 31, 2008, the Company had $75.4 million in brokered CDs and $121.3 million in borrowed funds outstanding compared to $70.7 million and $81.4 million, respectively, at December 31, 2007.

Opportunities and Risks

Recent global economic events have had a severe impact on nationwide financial markets, the financial services industry and the national economy. The economic recession has lead to tightening of credit markets, contraction of lending for larger regional and national banks, asset write-downs and credit quality concerns across the financial industry. Although the current economic crisis has not impacted the New England region as severely as many regions of the country, any long-term continuation of these national trends, or possible subsequent effects, could further weaken the local economy and have a severe impact on the Company’s financial condition, capital position, liquidity, and performance.

While the current economic environment presents significant challenges for all companies, management also believes that it creates opportunities for growth and expansion.  The Company’s disciplined and consistent lending and credit review practices, and the prudent investment strategies and strategic growth initiatives that have been in place since the Company was established twenty years ago, have served to provide quality asset growth over varying economic cycles.  Management believes that the Company’s strong capital position and high-quality balance sheet will enable it to expand its lending while larger regional and national banks tighten their underwriting standards. This has been demonstrated by the Company’s strong loan growth, particularly by an 18% annualized loan growth in the fourth quarter of 2008. The Company has concentrated on community lending with traditional mortgages and commercial loans to local business, professionals, non-profit organizations and individuals. In addition, the Company continues to position itself to increase market share, with carefully planned expansion into neighboring markets through new branch development.  The Company opened a Methuen, Massachusetts branch in May 2008, a new Acton, Massachusetts branch on January 12, 2009, and a second New Hampshire branch is scheduled to open in late 2009 or early 2010, in Derry.  Management also undertook many significant initiatives in 2008, including investments in employee training, education and professional development, marketing and public relations, technology and facilities.  While management recognizes that such investments will increase expenses in the short-term, before the long-term benefits are fully realized, the Company believes that the opportunities for long-term benefits, including growth and expansion and increased market share, have never been stronger than they are at the present time.

Notwithstanding the market opportunities that management believes the current economic environment has created, the Company’s primary market area will continue to be marked by substantial competition from multiple sources, including the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the continuing presence of large regional and national commercial banks, the products offered by non-bank financial services competitors and increased competition for investment advisory assets and deposit resources within the Company’s market area.  The Company will continue to face significant business risk in seeking to achieve its long-term growth objectives, which will continue to depend upon the Company’s success in developing strong relationships with business and community leaders, and providing a superior customer experience through a full range of diversified financial products and services, delivered through consistent, responsive and personal service based on an understanding of the financial needs of customers.

Continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic crisis, could have a negative impact on the value of the Company’s investment portfolio as a whole, or on individual securities held, including restricted FHLB capital stock, which could possibly result in the recognition of additional OTTI charges in the future.

Any further changes in government regulation or oversight as a result of the financial crisis could affect the Company in substantial and unpredictable ways, including but, not limited to, subjecting the Company to additional operating and compliance costs and increasing the Company’s deposit insurance premiums.

Management believes the Company’s business model, strong service and technology cultures, experienced banking professionals, in-depth knowledge of our markets and trusted reputation within the community create opportunities for the Company to be the leading provider of banking and investment management services in its growing market area and that the Company is well positioned, both financially and strategically, to capitalize on opportunities created by the current challenging banking landscape.

Additional significant challenges facing the Company continue to be the effective management of interest rate and credit risk, liquidity management and capital adequacy and operational risk.

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

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed under this Item 7 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2008, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.   For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2008, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors”.  This Opportunities and Risk discussion should be read in conjunction with Item 1A.

Financial Condition

Total assets increased $122.8 million, or 12%, over the prior year, amounting to $1.18 billion at December 31, 2008.  The increase was primarily attributable to an increase in total loans.

Loans

Total loans increased $114.8 million, or 14%, and amounted to 80% of total assets at December 31, 2008, compared with 79% of total assets, at December 31, 2007.  The Company attributes the increase to its seasoned lending team, the Company’s sales and service culture and geographic expansion.  The mix of loans within the Company’s portfolio remained relatively unchanged with commercial loans amounting to approximately 85% of gross loans, reflecting the Company’s continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total	Amount	% of Total

Comm’l real estate	$472,279	49.7%	$406,410	48.7%	$368,621	48.3%	$326,963	46.6%	$257,657	45.1%
Comm’l & industrial	231,815	24.4%	188,866	22.6%	164,865	21.6%	165,982	23.7%	142,909	25.0%
Comm’l construction	98,365	10.4%	112,671	13.5%	114,078	15.0%	108,048	15.4%	80,597	14.1%
Total Commercial	802,459	84.5%	707,947	84.8%	647,564	84.9%	600,993	85.7%	481,163	84.2%
Residential mortgages	84,609	8.9%	73,933	8.9%	61,854	8.1%	47,207	6.7%	40,654	7.1%
Resid construction	6,375	0.7%	4,120	0.5%	3,981	0.5%	4,154	0.6%	2,848	0.5%
Home equity	49,773	5.2%	44,292	5.3%	44,038	5.8%	44,444	6.4%	42,823	7.5%
Consumer	4,857	0.5%	4,493	0.5%	4,307	0.6%	3,986	0.6%	4,139	0.7%
Loans held for sale	1,596	0.2%	268	0.0%	549	0.1%	267	0.0%	101	0.0%
Gross loans	949,669	100%	835,053	100.0%	762,293	100.0%	701,051	100.0%	571,728	100.0%
Deferred fees, net	(1,028)		(1,234)		(1,180)		(1,325)		(1,269)
Total loans	948,641		833,819		761,113		699,726		570,459
Allowance for loan losses	(15,269)		(13,545)		(12,940)		(12,050)		(10,923)
Net loans	$933,372		$820,274		$748,173		$687,676		$559,536

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2008. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due:
One year or less	$35,064	$112,436	$75,030
After one year through five years	20,723	60,040	10,770
Beyond five years	416,492	59,339	12,565
	$472,279	$231,815	$98,365

Interest rate terms on amounts due after one year:
Fixed	$24,300	$51,795	$6,317
Adjustable	$412,915	$67,584	$17,018

Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

During 2008, commercial real estate loans increased $65.9 million, or 16%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial or industrial property.

Commercial and industrial loans increased by $42.9 million, or 23%, since December 31, 2007.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans decreased year over year, by $14.3 million, or 13%.  The decline is attributed to limited new construction projects by qualified builders, as a result of the general economic environment. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  At December 31, 2008, 13 commercial construction loans with outstanding balances of $11.9 million carried reserves of $604 thousand for the payment of future interest. These reserves may be funded by the borrower through proceeds from unit sales or through loan proceeds at origination.  The Company closely monitors the impact of the interest reserve, the financial condition of the project and the borrower on the credit classification of the loan.

Residential real estate loans, residential construction and home equity mortgages combined, increased by $18.4 million, or 15%, and consumer loans increased $364 thousand or 8% since December 31, 2007.

At December 31, 2008, the Company had commercial loan balances participated out to various banks amounting to $19.2 million, compared to $6.8 million at December 31, 2007.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the Company’s prorata share of ownership and amounted to $24.9 million and $13.9 million at December 31, 2008 and 2007, respectively.

Credit Risk/Asset Quality

Inherent in the lending process is the risk of loss.  The Company’s primary lending focus is on the development of high quality commercial real estate, commercial construction and commercial and industrial lending relationships with business entities, non-profit organizations, professionals and individuals. However, commercial lending may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  Commercial loan size is typically larger and the underlying collateral values, the actual cost necessary to complete a project or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

On a quarterly basis, the Company prepares an estimate of the necessary loan loss allowance.   Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss allowance to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative and qualitative factors identified above.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Board of Directors and the full Board itself.

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases as defined in SFAS No. 114.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty to ninety days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of ninety days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

Loans are designated as “restructured” when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

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

Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Bank’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company’s level of non-performing assets in the future.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Non-accrual loans	$8,011	$3,956	$1,785	$1,475	$2,140
Overdrafts > 90 days past due	256	—	7	1	—
Total non-performing loans	8,267	3,956	1,792	1,476	2,140
Other real estate owned	318	200	—	—	—
Total non-performing assets	$8,585	$4,156	$1,792	$1,476	$2,140

Total Loans	$948,641	$833,819	$761,113	$699,726	$570,459
Accruing restructured loans not included above	$3,697	$76	$128	$82	$26
Delinquent loans 60-89 days past due	$2,689	$275	$964	$59	$404

Non-performing loans to total loans	0.87%	0.47%	0.24%	0.21%	0.38%
Non-performing assets to total assets	0.73%	0.39%	0.18%	0.16%	0.25%
Loans 60-89 days past due to total loans	0.28%	0.03%	0.13%	0.01%	0.07%
Adversely Classified loans to total loans	1.46%	0.76%	0.88%	0.77%	1.55%

In general, non-performing statistics trended upward in 2007 and 2008, as would be expected during the current economic decline. However, the amount of non-performing assets from 2004 through 2006 represented historically low levels. As such, management does not consider the increase in 2007 and into 2008 to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at December 31, 2008. Overall asset quality remained favorable during the period as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of non-performing loans are adequately collateralized at December 31, 2008.

The $4.3 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net additions within the commercial real estate ($1.5 million), commercial construction ($1.0 million) and commercial and industrial portfolios ($589 thousand). In addition, one overdraft deposit account of $256 thousand outstanding at December 31, 2008, was subsequently funded in January 2009.  In the opinion of management the majority of the non-performing loans were adequately supported by expected future cash flows or the value of the underlying collateral and management expects that these principal advances will ultimately be collected.  Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2008, the Company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $13.9 million, compared to $6.3 million at December 31, 2007.  There were no loans classified as “Loss” at either December 31, 2008 or 2007. Included in the adversely classified balances were non-accrual loans amounting to $7.4 million and $3.6 million at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, non-accrual loans which were not adversely classified amounted to $584 thousand and $400 thousand, respectively, and represented the guaranteed portions of non-performing Small Business Administration loans.   The remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

Total impaired commercial loans amounted to $10.4 million and $4.1 million at December 31, 2008 and 2007, respectively.  Included in these impaired balances were non-accrual loans amounting to $6.7 million and $3.9 million as of December 31, 2008 and 2007, respectively.    Accruing impaired loans amounted to $3.7 million and $75 thousand at December 31, 2008 and 2007, respectively. In the opinion of management, at December 31, 2008, impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand and impaired loans totaling $5.2 million required no specific reserves.  At December 31, 2007, $200 thousand of impaired loans required $195 thousand of specific reserve allocations.

Total restructured loans outstanding as of December 31, 2008 and 2007 were $4.7 million and $1.3 million, respectively.  Restructured loans included in non-performing assets amounted to $1.0 million and $1.2 million at December 31, 2008 and 2007, respectively.

Four properties were transferred into OREO in 2008 as the result of foreclosure proceedings.   One of the OREO properties was subsequently sold in November 2008.  The carrying value of OREO at December 31, 2008 was $318 thousand.  There was one property carried in the Company’s OREO portfolio at  December 31, 2007;  the carrying value of that property was recovered upon the sale of the property in February of 2008.  Gains recognized on the sales of OREO amounted to $27 thousand and $0 for the years ended December 31, 2008 and 2007, respectively.

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the balance sheet dates.  In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the strength of the local and national economy,  and comparison to industry peers, among other factors. There were no significant changes to the allowance assessment methodology, the Company’s underwriting, or in credit quality during the past year.

The allowance for loan loss to total loans ratio was 1.61% at December 31, 2008 compared to 1.62% at December 31, 2007.  The slight decrease in the allowance ratio reflects the continued overall strong asset quality, level of loan growth and the low level of charge-offs during the 2008 period.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb reasonably probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2008.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at beginning of year	$13,545	$12,940	$12,050	$10,923	$9,986

Charged-off loans:
Commercial real estate	360	27	200	—	—
Commercial and industrial	943	422	241	70	901
Construction	—	100	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	50	77	68	—	—
Consumer	25	25	70	57	84
Total charged-off	1,378	651	579	127	985

Recovereries on charged-off loans:
Commercial real estate	2	82	—	—	—
Commercial and industrial	427	152	182	102	259
Construction	96	—	—	—	—
Residential mortgage	—	—	—	—	—
Home equity	61	—	—	—	—
Consumer	11	22	28	17	13
Total recoveries	597	256	210	119	272

Net loans charged-off	781	395	369	8	713
Provision charged to operations	2,505	1,000	1,259	1,135	1,650

Balance at December 31	$15,269	$13,545	$12,940	$12,050	$10,923

Allowance to non-performing loans	184.70%	342.39%	722.10%	816.40%	510.42%

Recoveries to charge-offs	43.32%	39.32%	36.27%	93.70%	27.61%
Net loans charged-off to allowance	5.11%	2.92%	2.85%	0.07%	6.53%

Average loans outstanding	$880,228	$793,395	$732,813	$625,403	$527,903
Increase in avg loans over prior year	11%	8%	17%	18%	17%
Net loans charged-off to avg total loans	0.09%	0.05%	0.05%	0.00%	0.14%

Allowance to total loans outstanding	1.61%	1.62%	1.70%	1.72%	1.91%

The following table sets forth the allocation of the Company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans

Comm’l real estate	$7,953	49.7%	$6,908	48.7%	$6,551	48.3%	$5,753	46.6%	$5,617	45.1%
Comm’l industrial	3,817	24.4%	3,196	22.6%	2,929	21.6%	2,979	23.7%	2,925	25.0%
Comm’l constr.	2,094	10.4%	2,341	13.5%	2,423	15.0%	2,373	15.4%	1,613	14.1%
Resid: mortg, cnstr and HELOC’s	1,268	15.0%	988	14.7%	925	14.5%	840	13.7%	699	15.1%
Consumer	137	0.5%	112	0.5%	112	0.6%	105	0.6%	69	0.7%
Total	$15,269	100.0%	$13,545	100.0%	$12,940	100.0%	$12,050	100.0%	$10,923	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2008, short-term investments amounted to 0.3% of total assets, compared to 0.7% of total assets, at December 31, 2007.  Short-term investments carried as cash equivalents at December 31, 2008 and 2007 consisted of overnight and term federal funds sold and money market mutual funds. The Company had no “other short-term investments” at December 31, 2008 or 2007.

Investment Securities

As of December 31, 2008, the carrying amount of the investment portfolio increased $13.9 million, or 10%, compared to December 31, 2007.  The increase was primarily due to purchases of agency CMO/MBS and municipal securities, offset by sales, calls, principal paydowns and maturities during the year.  At December 31, 2008 and 2007, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value. During the fourth quarter of 2008, the Company recorded a $3.7 million (pretax) impairment charge on certain equity investments in the investment portfolio. The other than temporary impairment (OTTI) charge reflected the fourth quarter downturn in the stock market in general. The cost basis of these investments has been adjusted to reflect the market value as of December 31, 2008. A prolonged downturn or any further declines in the stock market could result in an additional OTTI charge to earnings in the future.

The investment portfolio represented 14% of total assets at December 31, 2008 and 2007.  Fixed income securities comprised the majority of the carrying value of the portfolio and represented 93% of total investments at both December 31, 2008 and 2007 respectively.

The following table summarizes the fair market value of investments at the dates indicated:

	December 31,
(Dollars in thousands)	2008	2007	2006

Federal agency obligations(1)	$—	$12,543	$10,405
Federal agency collateralized mortgage obligations and Mortgage backed securities (CMO/MBS)(1)	82,936	57,156	55,450
Non-agency CMO/MBS	4,316	5,062	5,981
Municipal securities	61,386	60,049	48,762
Fixed income securities	148,638	134,810	120,598

Certificates of deposit	—	—	1,033
Federal Home Loan Bank stock	4,740	3,895	1,428
Equity securities	5,995	6,812	8,481
Total investments	$159,373	$145,517	$131,540

(1)  Investments guaranteed by government enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB.

As a member of the FHLB, the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carry value correspondingly reduced.

As of December 31, 2008, the net unrealized gains in the investment portfolio were $1.7 million compared to the net unrealized gains of $382 thousand at December 31, 2007. The unrealized gains at December 31, 2008 consisted of net unrealized gains on fixed income securities of $1.9 million (comprised of $2.7 million gains and $796 thousand losses) and net unrealized losses on equity securities of $180 thousand (comprised of $21 thousand gains and $201 thousand losses).

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income or equity security is deemed to be other than temporary, the Company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or loss on fixed income investments will also decline as the securities approach maturity. The decline in market value on the fixed income portfolio at December 31, 2008 was due to interest rate volatility and not credit quality, as all these securities were government agency guaranteed, “AAA” credit or “investment grade” rated. At December 31, 2008, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be upon maturity.  Therefore, the remaining unrealized losses were not considered other than temporary in nature at December 31, 2008.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual and other funds in the portfolio.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  During the fourth quarter of 2008, the Company recorded a fair market value impairment charge, on certain mutual fund investments contained in its equity portfolio, to reflect the impact of recent declines in the equity markets. Management’s decision to record this charge was based primarily on the severity of the declines in the stock market and the general economy and the uncertainty in determining the likelihood of recovery in the short-term for these equities. The pretax impairment charge of $3.7 million represented a $2.4 million after tax charge against earnings. There were no other securities at December 31, 2008 that were considered other than temporarily impaired.

During 2008 the Company recognized net gains on the sales of $4.6 million of securities, amounting to $305 thousand and a $3.7 million impairment charge on certain equity investments. Principal paydowns, calls and maturities on fixed income securities totaled $31.8 million during 2008.  These proceeds along with additional funds were utilized to purchase $52.5 million of securities during 2008.

The contractual maturity distribution at amortized cost, as of December 31, 2008, of the fixed income securities above with the weighted average yield for each category is set forth below:

(Dollars in thousands)	Under 1 Year		>1 - 3 Years		>3 - 5 Years		>5 - 10 Years		Over 10 Years
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

CMO/MBS	$—	—	$—	—	$1,581	3.89%	$33,355	4.16%	$50,907	5.25%
Municipals(1)	7,023	4.63%	10,719	5.96%	6,927	6.42%	8,277	7.50%	27,978	6.81%
	$7,023	4.63%	$10,719	5.96%	$8,508	5.95%	$41,632	4.83%	$78,885	5.80%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity. However, due to prepayments and amortization the actual CMO/MBS cash flows may be faster than presented above. Similarly, included in the municipal categories were $43.9 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. There were no BOLI purchases in 2008 or 2007. The cash surrender value of BOLI was $13.3 million and $12.7 million at December 31, 2008 and 2007, respectively. The Company recorded income from the BOLI policies, net of related expenses, of $554 thousand, $548 thousand, and $339 thousand for 2008, 2007 and 2006, respectively

Further information regarding the Company’s retirement benefit plans is contained in note 10, “Employee Benefit Plans”, to the consolidated financial statements contained in Item 8 below, under the heading “Supplemental Retirement Plan.”

Deposits

Total deposits increased $79.1 million, or 9%, as of December 31, 2008 compared to year end balances at December 31, 2007. Deposits, excluding brokered deposits, increased $74.4 million, or 9%, compared to the prior year-end balance. The current interest rate environment has continued to impact the Company’s ability to generate growth in lower costing deposits. However, non-brokered CD balances have increased and the Company has continued to utilize low-cost overnight FHLB borrowings as alternative funding sources to support asset growth.  Total deposits as a percentage of total assets were 80% at December 31, 2008 compared to 82% at December 31, 2007.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Non-interest demand deposits	$166,430	17.5%	$167,039	19.2%	$169,910	19.6%
Interest bearing checking	158,005	16.7%	160,668	18.5%	179,533	20.7%
Total checking	324,435	34.2%	327,707	37.7%	349,443	40.3%

Retail savings/money markets	152,021	16.0%	145,959	16.8%	141,202	16.3%
Commercial savings/money markets	141,997	15.0%	120,768	13.9%	125,584	14.5%
Total savings/money markets	294,018	31.0%	266,727	30.7%	266,786	30.8%

Certificates of deposit	254,086	26.8%	203,657	23.5%	186,349	21.4%
Total non-brokered deposits	872,539	92.0%	798,091	91.9%	802,578	92.5%

Brokered certificates of deposit	75,364	8.0%	70,695	8.1%	64,944	7.5%
Total deposits	$947,903	100%	$868,786	100.0%	$867,522	100.0%

Checking deposits, a strong source of low-cost funding for the Company, remained relatively stable, decreasing only $3.3 million, or 1%, at December 31, 2008 compared to December 31, 2007.

Savings and money market accounts increased by $27.3 million, or 10%, at December 31, 2008 compared to December 31, 2007. The increase reflects the shift in funds by rate sensitive depositors to higher yielding products as interest rates decreased over the period.

Year-end balances of higher costing certificates of deposit increased by $50.4 million, or 25%.  The increase reflects the trend of depositors shifting excess funds to higher yielding term products.  In addition, brokered CD’s increased $4.7 million, or 7%, as of December 31, 2008 compared to December 31, 2007.   These combined CD balances represented 35% and 32% of total deposits at December 31, 2008 and 2007, respectively.  The majority of the December 31, 2008 combined CD balances were scheduled to mature within one year, with approximately 56% due to mature within three months and 36% due in over three through twelve months.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2008			2007			2006
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total

Non-interest demand	$168,140	—	18.5%	$165,653	—	18.9%	$165,957	—	19.9%

Interest checking	151,971	0.52%	16.7%	151,835	1.13%	17.3%	159,009	0.80%	19.0%
Savings	148,595	1.81%	16.3%	151,480	2.15%	17.2%	167,353	2.05%	20.0%
Money market	139,852	2.36%	15.4%	123,652	2.94%	14.1%	109,783	2.25%	13.1%
Total interest bearing non-term deposits	440,418	1.54%	48.4%	426,967	2.02%	48.6%	436,145	1.65%	52.1%

Certificates of Deposit	241,124	3.77%	26.5%	195,565	4.45%	22.3%	173,433	3.78%	20.7%
Total non-brokered deposits	849,682	1.87%	93.4%	788,185	2.20%	89.8%	775,535	1.77%	92.7%

Brokered CDs	59,929	4.13%	6.6%	89,506	5.34%	10.2%	61,082	5.12%	7.3%

Total	$909,611	2.02%	100%	$877,691	2.52%	100.0%	$836,617	2.02%	100.0%

The decrease in the average rate paid on total deposit accounts for 2008 is attributable to decreases in market interest rates.

Borrowed Funds

Total borrowed funds, consisting of securities sold to customers under agreements to repurchase (repurchase agreements) and FHLB borrowings, increased $39.8 million from December 31, 2007. The increase resulted from the increased use of FHLB borrowings to fund asset growth during the year.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2008		December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Repurchase agreements	$1,418	1.2%	$8,267	10.2%	$4,835	32.0%
FHLB Borrowings	119,832	98.8%	73,162	89.8%	10,270	68.0%
Total borrowed funds	$121,250	100.0%	$81,429	100.0%	$15,105	100.0%

The contractual maturity distribution as of December 31, 2008, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 - 3 months		>3 - 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Repurchase agreements	$—	—	$375	2.27%	$1,043	2.20%	$—	—	$——	—
FHLB Borrowings	119,000	0.38%	—	—	362	2.93%	—	—	470	5.94%
Total borrowed funds	$119,000	0.38%	$375	2.27%	$1,405	2.39%	$—	—	$470	5.94%

Maximum FHLB advances outstanding at any month end during 2008, 2007, and 2006 were $119.8 million, $73.2 million and $31.9 million respectively.  Maximum amounts outstanding under repurchase agreements at any month end during 2008, 2007, and 2006 were $8.3 million, $8.3 million, and $6.7 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$3,425	3.72%	$3,464	4.54%	$2,325	4.41%
Other borrowed funds	131	2.19%	—	—	22	5.64%
FHLB advances	75,516	2.33%	18,547	5.02%	17,078	4.71%
Total borrowed funds	$79,072	2.39%	$22,011	4.94%	$19,425	4.67%

The decrease in the average rate on borrowed funds for the year ended December 31, 2008 compared to the prior year was due to the decrease in market interest rates over the period.  The average balance of “other borrowed funds” above represents overnight advances from the FRB or federal funds purchased from correspondent banks made during those years to test new arrangements.  The Company had no outstanding balances due to the FRB or correspondent banks at December 31, 2008.

At December 31, 2008, the Bank had the ability to borrow additional funds from the FHLB of up to $75.1 million and capacity with the FRB of $46.7 million.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity policies are set and monitored by the Company’s Asset-Liability Committee of the board of directors. The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining liquidity within the investment portfolio and maintaining borrowing capacity in the brokered CD market and at the FHLB, and through fed funds purchase arrangements with correspondent banks.  In order to provide additional contingent liquidity and a competitive funding source, the Company recently applied for and received approval from the Federal Reserve Bank of Boston (“FRB”) to establish short-term borrowing capacity via the FRB discount window.

The Company’s asset-liability management objectives are to maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers, conduct funding at a low cost relative to current market conditions and engage in sound balance sheet management strategies.  Funds gathered are used to support current asset levels and to take advantage of selected leverage opportunities. The Company funds earning assets primarily with deposits, brokered CDs, repurchase agreements, FHLB borrowings and earnings. The Company has in the past also issued junior subordinated debentures. Management believes that the Company has adequate liquidity to meet its commitments.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2008 the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2008, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2008.

		Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 - 3 Years	>3 - 5 Years	After 5 Years
Contractual Cash Obligations:
Repurchase agreements	$1,418	$1,418	$—	$—	$—
FHLB borrowings	119,832	119,362	—	470	—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	5,406	181	520	552	4,153
Operating lease obligations	6,732	967	1,263	934	3,568
Vendor contracts	4,178	3,150	696	321	11
Total contractual obligations	$148,391	$125,078	$2,479	$2,277	$18,557

		Commitment Expiration — By Period
	Total	With-in 1 Year	>1 - 3 Years	>3 - 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$288,889	$201,585	$31,274	$13,320	$42,710
Standby letters of credit	17,197	14,442	2,611	50	94
Commitments to originate loans	32,448	32,448	—	—	—
Commitments to originate loans for sale	2,331	2,331	—	—	—
Commitments to sell loans	3,927	3,927	—	—	—
Total commitments	$344,792	$254,733	$33,885	$13,370	$42,804

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2008	2007	2006
Investment advisory assets	$345,400	$443,712	$401,269
Commercial sweep accounts	94,311	129,896	100,790
Investment assets under management	$439,711	$573,608	$502,059

Investment assets under management decreased by $133.9 million, or 23%, from December 31, 2007 to December 31, 2008.  The decrease was due to decreases in investment advisory assets of $98.3 million and in commercial sweep accounts of $35.6 million.  The decrease in investment advisory assets under management was primarily due to the volatility in the financial markets. The commercial sweep account balance generally fluctuates in accordance with the cash needs of the Bank’s customers and market interest rates.

Results of Operations

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2008 and 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2008 vs. 2007				2007 vs. 2006
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(1,678)	$6,435	$(7,370)	$(743)	$4,959	$4,347	$663	$(51)
Investments (1)	246	418	(43)	(129)	(433)	(652)	314	(95)
Total interest earning assets	(1,432)	6,853	(7,413)	(872)	4,526	3,695	977	(146)

Interest Expense
Int chkg, savings, and money market	(1,820)	272	(2,050)	(42)	1,430	(151)	1,614	(33)
Certificates of deposit (2)	(1,931)	448	(2,413)	34	3,797	2,292	1,296	209
Borrowed funds	803	2,865	(527)	(1,535)	180	118	56	6
Junior subordinated debentures	—	—	—	—	—	—	—	—
Total interest-bearing funding	(2,948)	3,585	(4,990)	(1,543)	5,407	2,259	2,966	182

Change in net interest income	$1,516	$3,268	$(2,423)	$671	$(881)	$1,436	$(1,989)	$(328)

(1)                      Investments include investment securities and short-term investments.

(2)                      Certificates of deposit include brokered and non-brokered CDs.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2008, 2007 and 2006.

Average Balances, Interest and Average Yields

	Year ended December 31, 2008			Year ended December 31, 2007			Year ended December 31, 2006
(Dollars in thousands)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield (1)

Assets:

Loans (2)	$880,228	$57,387	6.55%	$793,395	$59,065	7.47%	$732,813	$54,106	7.40%
Investments (3)	151,868	6,218	4.86%	143,325	5,972	4.89%	157,224	6,405	4.69%
Total interest earnings assets	1,032,096	63,605	6.30%	936,720	65,037	7.08%	890,037	60,511	6.92%

Other assets	66,431			64,285			55,464

Total assets	$1,098,527			$1,001,005			$945,501

Liabilities and stockholders’ equity:

Int chkg, savings and money market	$440,418	6,785	1.54%	$426,967	8,605	2.02%	$436,145	7,175	1.65%
Certificates of deposit (4)	301,053	11,557	3.84%	285,071	13,488	4.73%	234,515	9,691	4.13%
Borrowed funds	79,072	1,891	2.39%	22,011	1,088	4.94%	19,425	908	4.67%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	831,368	21,410	2.58%	744,874	24,358	3.27%	700,910	18,951	2.70%

Net interest rate spread (2)			3.72%			3.81%			4.22%

Demand deposits	168,140	—	—	165,653	—	—	165,957	—	—
Total deposits, borrowed funds and debentures	999,508	21,410	2.14%	910,527	24,358	2.68%	866,867	18,951	2.19%

Other liabilities	10,363			8,732			7,021
Total liabilities	1,009,871			919,259			873,888

Stockholders’ equity	88,656			81,746			71,613

Total liabilities and stockholders’ equity	$1,098,527			$1,001,005			$945,501

Net interest income		$42,195			$40,679			$41,560

Net interest margin (tax equivalent) (2)			4.23%			4.48%			4.79%

(1)           Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.4 million, $1.3 million, and $1.1 million for the years ended Dec. 31, 2008, 2007 and 2006, respectively.

(2)           Average loans include non-accrual loans and are net of average deferred loan fees.

(3)           Average investments are presented at amortized cost and include investment securities and short-term investments.

(4)           Certificates of deposit include brokered and non-brokered CDs.

COMPARISON OF YEARS ENDED DECEMBER 31, 2008 AND 2007

Unless otherwise indicated, the reported results are for the year ended December 31, 2008 with the “comparable year” or “prior year” being the year ended December 31, 2007.

Net Income

The Company had net income in 2008 of $5.5 million compared to $9.9 million for 2007, a decrease of 44%.  Earnings per share for 2008 were $0.70 and $0.69 on a basic and diluted basis, compared to $1.27 and $1.25 in the prior year, decreases of 45% and 45%, respectively.

Net Interest Margin

Tax equivalent net interest margin decreased by 25 basis points, to 4.23% for the year ended December 31, 2008, compared to 4.48% for the prior year. Net interest margin was affected primarily by a 78 basis point decrease in the yield on interest earning assets.  This resulted from the market-rate reductions that have occurred since late 2007, as the Federal Reserve’s target rates declined by 500 basis points, of which 175 basis points occurred during the last quarter of 2008.

Although the decline in market rates has caused asset yields to reprice downward,, the Company’s strong loan growth throughout the year funded primarily through non-brokered deposits and lower cost FHLB borrowings, along with a 54 basis point reduction in funding costs during the year, partially offset the reduction in asset yields. The decline in funding costs, particularly in the cost of FHLB borrowings and brokered CDs, accelerated during the second half of the year.

Net Interest Income

The Company’s net interest income was $42.2 million for the year ended December 31, 2008, an increase of $1.5 million, or 4%, over the prior year. The increase was primarily due to strong loan growth, as evidenced by an increase in average loan balances, partially offset by the margin compression discussed above. Total interest and dividend income for the 2008 period decreased by $1.4 million, while total interest expense decreased by $2.9 million over the prior year. These changes are discussed below.

Interest Income

Total interest income for the year ended December 31, 2008 was $63.6 million, a decrease of $1.4 million, or 2%, from the prior year, comprised of a decrease of $1.7 million in loan income and an increase of $246 thousand in investment income.  The decrease resulted primarily from the impact of a 78 basis points decrease in the average tax equivalent yield on interest earning assets. The majority of the decrease was offset by growth in the average balance of interest earning assets of $95.4 million, or 10.2% for the year ended December 31, 2008.

Average loan balances increased $86.8 million, or 11%, compared to the prior year, and amounted to $880.2 million, and the average balance of investments increased by $8.5 million, or 6%, to $151.9 million for the year ended December 31, 2008.

The average tax equivalent yield on interest earning assets amounted to 6.30%, with tax equivalent loan yields decreasing 92 basis points to 6.55% resulting primarily from prime rate decreases that began in September 2007. The tax equivalent yield realized on investments was relatively flat decreasing only 3 basis points to 4.86%.

Interest Expense

Total interest expense amounted to $21.4 million, a decrease of $2.9 million compared to the prior year.  The decrease resulted primarily from the impact of a 54 basis point decrease in the average cost of deposits, borrowed funds and debentures, in particular brokered CDs and FHLB borrowings, partially offset by an $89.0 million, or 10%, increase in the average balance of these funding sources, particularly FHLB borrowings.

Interest expense on interest checking, savings and money market accounts decreased $1.8 million over the comparable year. This decrease resulted from a 48 basis point decrease in the average cost of these accounts to 1.54%, due to lower market interest rates, partially mitigated by an increase in the average balance of these accounts by 3% over the prior year.

Interest expense on total CDs (brokered and non-brokered) decreased $1.9 million over the prior year primarily due to a decrease in market interest rates.  Interest expense on brokered CDs decreased $2.3 million, or 48%, over the prior year.  These average balances decreased by $29.6 million due to growth in non-brokered balances, while the average cost of brokered CDs decreased 121 basis points compared to 2007. Interest expense on non-brokered CDs increased $372 thousand, or 4%, over the comparable year.   This increase was primarily due to an increase in the average balances of $45.6 million, or 23%, partially offset by a decrease of 68 basis points in the average costs of non-brokered CDs as compared to the prior year.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and term repurchase agreements, increased by $803 thousand, or 74% over the prior year.  The increase was primarily attributed to the increases in average balances, partially offset by the reduction in the average cost of these borrowed funds. The average balance of borrowed funds increased by $57.1 million, as the Company continued to utilize FHLB advances as a cost effective funding alternative over the period.  The average cost of borrowed funds decreased 255 basis points, to 2.39%, for the year ended December 31, 2008, due to lower market interest rates over the prior year.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2008 and 2007.

The average balance of non-interest bearing demand deposits remained relatively consistent at $168.1 million and $165.7 million, and represented 17% and 18% of total average funding sources for the years ended December 31, 2008 and 2007, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $2.5 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. The increase in the provision is due primarily to loan growth and an increase in net charge-offs. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2008 decreased $4.0 million compared to 2007. The primary components of the decrease were the OTTI charge related to certain equity investments and lower levels of net gains on sales of investment securities in 2008 compared to 2007. Non-interest income, excluding the OTTI charge and net gains on investment securities, increased $1.0 million, or 12%, over the prior year, primarily as a result of increased deposit service fees.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Change	% Change
Investment advisory fees	$3,181	$3,177	$4	0.13%
Deposit service fees	3,805	2,848	957	34%
Bank-owned life insurance income	620	602	18	3%
Other than temporary impairment on investment securities	(3,702)	—	(3,702)	(100%)
Net gains on sales of investment securities	305	1,655	(1,350)	(82%)
Gains on sales of loans	133	201	(68)	(34%)
Other income	1,749	1,625	124	8%

Total non-interest income	$6,091	$10,108	$(4,017)	(40%)

The increase in deposit-service fees resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during the year and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

The OTTI charge on investment securities recorded in 2008 represented a charge to earnings on certain equity investments in the investment portfolio. This charge reflects the fourth quarter downturn in the equity markets resulting in the book value of these investments being written down to market value as of December 31, 2008.

The net gains on sales of investment securities in 2008 primarily resulted from the $4.6 million sale of a small number of municipal securities. The net gains on sales of investment securities in 2007 resulted from sales of $9.9 million, primarily in the equities portfolio.

Included in the increase in other income were modest increases in loan fee income, insurance commissions, and rental income. These increases were partially offset by a reduction in the earning credits received on balances related to official check sales and a reduction in tax credit income.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2008, increased $3.0 million, or 9%, compared to 2007.  The primary components of the increase were salaries and benefits, deposit insurance premiums and advertising and public relations.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Change	% Change
Salaries and employee benefits	$22,454	$21,044	$1,410	7%
Occupancy expenses	6,650	6,470	180	3%
Audit, legal and other professional fees	1,412	1,487	(75)	(5%)
Advertising and public relations	1,963	1,389	574	41%
Deposit Insurance Premiums	720	104	616	592%
Supplies and postage	899	896	3	0.3%
Investment advisory and custodial expenses	359	498	(139)	(28%)
Other operating expenses	3,427	2,956	471	16%

Total non-interest expense	$37,884	$34,844	$3,040	9%

The increase in salaries and benefits expense primarily resulted from staffing increases necessary to support the Company’s strategic growth initiatives, salary adjustments and corresponding increases in benefit costs and taxes, partially offset by a reduction in performance-based incentive compensation.

Occupancy expenses increased primarily due to ongoing increases in maintenance and service costs, utilities and facility expansion necessary to support the Company’s growth and strategic initiatives, partially offset by a reduction in rent due to the purchase of the Bank’s operations/lending center in 2007.

The increase in advertising and public relations primarily resulting from expenses for the Company’s First Annual Celebration of Excellence which recognized local entrepreneurs, businesses and community leaders, a special contribution to a local charity in preparation of the Bank’s 20th anniversary, and increased advertising costs to support the Company’s expansion and business development efforts.

Deposit insurance premiums increased due to changes in the FDIC insurance assessment rates, related to 2005 legislation which applied to all insured banks.  See the discussion under the heading “Deposit Insurance Assessment” contained in Item 1 Business, under the heading “Supervision and Regulation” for further information regarding the Company’s deposit insurance assessment.

Investment advisory and custodial expenses decreased due primarily to a reduction in third party manager fees and reductions in market values of assets under management.

Other operating expenses increased due primarily to modest increases in correspondent bank charges, loan workout expense and employee training and development costs.

Income Tax Expense

Income tax expense for the year ended December 31, 2008 and December 31, 2007 was $2.3 million and $5.0 million, respectively. The effective tax rate for the year ended December 31, 2008 and December 31, 2007 was 29.7%, and 33.8%, respectively. The decrease in the effective tax rate was primarily due to lower earnings, the increased impact of non-taxable income from certain tax-exempt assets and a reduction in state income taxes as a result of the Company’s two security corporations that were formed in the fourth quarter of 2007.  During the third quarter, a tax charge of approximately $130 thousand was recorded related to legislative changes in future tax rates applicable to Massachusetts financial institutions.

COMPARISON OF YEARS ENDED DECEMBER 31, 2007 AND 2006

Unless otherwise indicated, the reported results are for the year ended December 31, 2007 with the “comparable year” or “prior year” being the year ended December 31, 2006.

Net Income

The Company had net income in 2007 of $9.9 million compared to $9.2 million for 2006, an increase of 7%.  Earnings per share for 2007 were $1.27 and $1.25 on a basic and diluted basis, compared to $1.21 and $1.18 in the prior year, increases of 5% and 6%, respectively.

Net Interest Income

The Company’s net interest income was $40.7 million for the year ended December 31, 2007, a decrease of $881 thousand, or 2%, from the prior year. The decrease was primarily due to a decline in net interest margin as discussed below, partially offset by an increase in interest income, due to an increase in average loan balances.  Total interest and dividend income for the 2007 period increased by $4.5 million, while total interest expense increased by $5.4 million over the prior year.

Net Interest Margin

Tax equivalent net interest margin decreased by 31 basis points, to 4.48% for the year ended December 31, 2007, compared to 4.79% for the prior year. The decrease in margin was primarily due to a 49 basis point increase in the total cost of funds, partially offset by a 16 basis point increase in the yield on interest earning assets.   The basis point increases were primarily due to increases in market interest rates.  In addition, the increase in cost of funds was impacted by a shift in the funding mix from lower-costing deposits to higher-costing deposits and the utilization of higher cost funding sources to support loan growth.

Interest Income

Total interest income for the year ended December 31, 2007 was $65.0 million, an increase of $4.5 million, or 7%, over the prior year.  The increase resulted primarily from an increase in the average balance of interest earning assets of $46.7 million, or 5%, to $936.7 million for the year ended December 31, 2007, and, to a lesser extent, an increase in the average tax equivalent yield on interest earning assets of 16 basis points, to 7.08% due to the higher market interest rates during the period.

Average loan balances increased $60.6 million, or 8%, compared to the prior year, and amounted to $793.4 million, while the average balance of investments decreased by $14.0 million, or 9%, to $143.3 million for the year ended December 31, 2007.

This shift in average balances from lower yielding investments into higher yielding loans, coupled with the higher market interest rates over the period, resulted in the increase in the average tax equivalent yield on interest earning assets to 7.08%, with tax equivalent loan yields increasing 7 basis points to 7.47% and the tax equivalent yield realized on investments increasing 20 basis points to 4.89%.  Loan yields, although higher than the prior year, were relatively flat during the first three quarters of 2007, but declined during the fourth quarter. This was primarily a result of prime rate decreases that began in September 2007. Interest income on loans increased $5.0 million over the comparable year.

Investment yields increased in 2007 as a result of sales of lower yielding securities in the fourth quarter of 2006, as well as investments purchased in 2007 at higher market rates. Income on investment securities and total short-term investments (together, “investments”) decreased $433 thousand compared to the prior year.

Interest Expense

Total interest expense amounted to $24.4 million, an increase of $5.4 million compared to the prior year.  The increase resulted primarily from an increase in the average cost of total funds, and to a lesser extent an increase in the average balance of total funding sources.  The average cost of total funds increased to 2.68% for the year ended December 31, 2007 compared to 2.19% in the prior year.  This increase in total cost of funds was primarily due to increased market interest rates and the shift in funding mix from lower costing deposits to higher cost funding sources. Funding costs increased during the first three quarters of 2007, but declined slightly during the fourth quarter. This was primarily a result of market rate decreases that began in September 2007. Overall the average balance of total funding sources increased 5% over the prior year.

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

Interest expense on borrowed funds, consisting of FHLB borrowings and term repurchase agreements, increased by $180 thousand, or 20% over the prior year.  The average balance of borrowed funds, primarily FHLB borrowings, increased by $2.6 million. The average cost f borrowed funds increased 27 basis points, to 4.94%, for the year ended December 31, 2007, due to increased market interest rates over the prior year. These market rates were relatively flat for most of 2007 and began declining in September 2007.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2007 and 2006.

The average balance of non-interest bearing demand deposits remained relatively consistent at $165.7 million and $166.0 million, and represented 18% and 19% of total average funding sources for the years ended December 31, 2007 and 2006, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $1.0 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The reduced provision reflected the continued favorable asset quality during 2007, the level of loan growth, and the low level of charge-offs during 2007. The provision reflected management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

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

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Change	% Change
Investment advisory fees	$3,177	$2,735	$442	16%
Deposit service fees	2,848	2,302	546	24%
Bank-owned life insurance income	602	391	211	54%
Net gains (losses) on sales of investment securities	1,655	(204)	1,859	911%
Gains on sales of loans	201	147	54	37%
Other income	1,625	1,445	180	12%

Total non-interest income	$10,108	$6,816	$3,292	48%

Investment advisory fees increased due to new business generated and increases in the value of the portfolio due to increases in market values.

The increase in deposit-service fees resulted primarily from increased fee income on commercial deposit accounts attributed to lower earnings credit rates paid, as a result of decreases in market rates during the period and increased overdraft fees earned. The earnings credit rate allows customers to earn credit on deposit balances, which are used to offset service charges.

Bank-owned life insurance income increased due primarily to income on additional policies purchased in the second quarter of 2006.

The net gain on the sales of investment securities in 2007 and the net loss in 2006 resulted from sales of $9.9 million and $19.9 million, respectively, in those periods. The realized gains in the 2007 resulted primarily from sales in the equities portfolio. The net losses realized in 2006 primarily resulted from management’s decision to sell a portion of lower yielding fixed income securities in December of that year.

Included in the increase in other income was $112 thousand in purchased tax credit income.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2007, increased $2.3 million, or 7%, compared to 2006.  The primary components of the increase were salaries and benefits and occupancy costs.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2007	2006	Change	% Change
Salaries and employee benefits	$21,044	$19,169	$1,875	10%
Occupancy expenses	6,470	6,095	375	6%
Audit, legal and other professional fees	1,487	1,447	40	3%
Advertising and public relations	1,389	1,372	17	1%
Deposit Insurance Premiums	104	104	—	—
Supplies and postage	896	874	22	3%
Investment advisory and custodial expenses	498	500	(2)	(0.4%)
Other operating expenses	2,956	2,979	(23)	(0.8%)

Total non-interest expense	$34,844	$32,540	$2,304	7%

The increase in salaries and benefits expense primarily resulted from staffing increases necessary to support the Company’s strategic growth initiatives and salary adjustments. Increases in health insurance premiums, taxes, performance based incentive compensation and employee stock compensation expense also contributed to the increase in salaries and benefits.

Occupancy expenses primarily increased due to ongoing increases in maintenance and service costs, and facility expansion necessary to support the Company’s growth and strategic initiatives.

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

Under the Company’s current balance sheet position, the Company’s net interest margin generally performs slightly better over time in a rising rate environment, while it generally decreases when the yield curve is flat, inverted or declining.

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

In 2008, the Company experienced the effects of a declining yield curve scenario as the Federal Reserve Board reduced its Fed Funds Target rate significantly due to the economic environment. This resulted in margin compression as rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions.  The effect of the margin compression was partially offset by an increase in net interest income due to loan growth.

In December 2008, the Federal Open Market Committee of the Federal Reserve Board reduced the Fed Funds Target rate further to a range of 0.0% to 0.25%.   As such, the Company may continue to experience aspects of a declining yield curve should short-term interest rates remain at current levels or decline further.

At December 31, 2008, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2008, assuming a parallel yield curve shift and gradual interest rate changes applied over the first twelve months.

	December 31, 2008
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$106,593	$116,325
Collateralized mortgage obligations and other mortgage backed securities	7,866	8,746
Other investments	4,759	5,247
Total interest income	119,218	130,318

Interest Earning Liabilities:
Certificates of deposit	16,694	22,172
Interest bearing checking, money market, savings	12,231	15,918
Borrowed funds	1,570	5,304
Junior subordinated debentures	2,356	2,356
Total interest expense	32,851	45,750

Net interest income	$86,367	$84,568

Item 8.            Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and cash equivalents:
Cash and due from banks	$21,479	$24,930
Short-term investments	3,797	7,788
Total cash and cash equivalents	25,276	32,718

Investment securities at fair value	159,373	145,517
Loans, less allowance for loan losses of $15,269 and $13,545 at December 31, 2008 and 2007, respectively	933,372	820,274

Premises and equipment	21,651	19,296
Accrued interest receivable	5,357	5,777
Deferred income taxes, net	9,349	7,722
Bank-owned life insurance	13,290	12,736
Prepaid income taxes	1,034	378
Prepaid expenses and other assets	5,910	7,250
Core deposit intangible, net of amortization	209	342
Goodwill	5,656	5,656

Total assets	$1,180,477	$1,057,666

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$947,903	$868,786
Borrowed funds	121,250	81,429
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	7,546	6,245
Accrued interest payable	1,849	3,369

Total liabilities	1,089,373	970,654

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 8,025,239 and, 7,912,715 shared issued and outstanding at December 31, 2008 and 2007, respectively	80	79
Additional paid-in capital	29,698	28,051
Retained earnings	60,200	58,527
Accumulated other comprehensive income	1,126	355

Total stockholders’ equity	91,104	87,012

Total liabilities and stockholders’ equity	$1,180,477	$1,057,666

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share data)	2008	2007	2006

Interest and dividend income:
Loans	$57,387	$59,065	$54,106
Investment securities	6,022	5,671	5,997
Total short-term investments	196	301	408
Total interest and dividend income	63,605	65,037	60,511

Interest expense:
Deposits	18,342	22,093	16,866
Borrowed funds	1,891	1,088	908
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	21,410	24,358	18,951

Net interest income	42,195	40,679	41,560

Provision for loan losses	2,505	1,000	1,259
Net interest income after provision for loan losses	39,690	39,679	40,301

Non-interest income:
Investment advisory fees	3,181	3,177	2,735
Deposit service fees	3,805	2,848	2,302
Bank-owned life insurance	620	602	391
Other-than-temporary impairment of investments	(3,702)	—	—
Net gains (losses) on sales of investment securities	305	1,655	(204)
Gains on sales of loans	133	201	147
Other income	1,749	1,625	1,445
Total non-interest income	6,091	10,108	6,816

Non-interest expense:
Salaries and employee benefits	22,454	21,044	19,169
Occupancy expenses	6,650	6,470	6,095
Audit, legal and other professional fees	1,412	1,487	1,447
Advertising and public relations	1,963	1,389	1,372
Deposit insurance premiums	720	104	104
Supplies and postage	899	896	874
Investment advisory and custodial expenses	359	498	500
Other operating expenses	3,427	2,956	2,979
Total non-interest expense	37,884	34,844	32,540

Income before income taxes	7,897	14,943	14,577
Income tax expense	2,349	5,045	5,343

Net income	$5,548	$9,898	$9,234

Basic earnings per share	$0.70	$1.27	$1.21

Diluted earnings per share	$0.69	$1.25	$1.18

Basic weighted average common shares outstanding	7,973,527	7,819,160	7,661,178

Diluted weighted average common shares outstanding	8,005,535	7,913,006	7,821,297

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2008, 2007 and 2006

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Income/(Loss)	Equity
Balance at December 31, 2005	7,594,268	$76	$24,253	$44,034		$(533)	$67,830

Comprehensive income
Net Income				9,234	$9,234		9,234
Other comprehensive loss, net					566	566	566
Total comprehensive income					$9,800
Tax benefit from exercise of stock options			22				22
Common stock dividend paid ($0.28 per share)				(2,141)			(2,141)
Common stock issued under dividend reinvestment plan	58,623	—	944				944
Stock-based compensation	—	—	292				292
Stock options exercised	69,397	1	295				296

Balance at December 31, 2006	7,722,288	$77	$25,806	$51,127		$33	77,043
Comprehensive income
Net Income				9,898	$9,898		9,898
Other comprehensive income, net					322	322	322
Total comprehensive income					$10,220
Tax benefit from exercise of stock options			16				16
Common stock dividend paid ($0.32 per share)				(2,498)			(2,498)
Common stock issued under dividend reinvestment plan	70,675	1	1,057				1,058
Stock-based compensation	10,575	—	575				575
Stock options exercised	109,177	1	597				598

Balance at December 31, 2007	7,912,715	$79	$28,051	$58,527		$355	87,012
Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)				(1,010)			(1,010)
Comprehensive income
Net Income				5,548	$5,548		5,548
Other comprehensive income, net					771	771	771
Total comprehensive income					$6,319
Tax benefit from exercise of stock options			4				4
Common stock dividend paid ($0.36 per share)				(2,865)			(2,865)
Common stock issued under dividend reinvestment plan	85,586	1	1,008				1,009
Stock-based compensation	10,739	—	516				516
Stock options exercised	16,199	—	119				119

Balance at December 31, 2008	8,025,239	$80	$29,698	$60,200		$1,126	$91,104

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$5,548	$9,898	$9,234
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,505	1,000	1,259
Depreciation and amortization	2,504	2,490	2,571
Amortization of intangible assets	133	133	133
Stock-based compensation expense	519	573	459
Mortgage loans originated for sale	(15,985)	(20,496)	(16,094)
Proceeds from mortgage loans sold	14,790	20,978	15,959
Gains on sales of loans	(133)	(201)	(147)
Gains on sales of REO	(27)	—	—
Net (gains) losses on sales of investments	(305)	(1,655)	204
Other-than-temporary-impairment of investment securities	3,702	—	—
Income on bank-owned life insurance, net of costs	(554)	(548)	(339)
(Increase) decrease in:
Accrued interest receivable	420	(313)	(576)
Prepaid expenses and other assets	802	(3,528)	1,256
Deferred income taxes	(2,122)	(1,084)	(1,009)
Increase (decrease) in:
Accrued expenses and other liabilities	330	(362)	1,838
Accrued interest payable	(1,520)	1,264	933
Net cash provided by operating activities	10,607	8,149	15,681
Cash flows from investing activities:
Proceeds from sales of investment securities	4,913	11,562	19,713
Proceeds from maturities, calls and pay-downs of investment securities	31,768	15,872	20,145
Purchase of investment securities	(52,509)	(39,235)	(14,340)
Purchase of tax credits	—	(1,735)	—
Net increase in loans	(114,730)	(73,648)	(61,474)
Additions to premises and equipment, net	(5,060)	(5,920)	(6,945)
Proceeds from REO sales and payments	364	—	—
Net withdrawals/(purchases) of bank-owned life insurance	—	24	(7,996)
Net cash used in investing activities	(135,254)	(93,080)	(50,897)
Cash flows from financing activities:
Net increase in deposits	79,117	1,264	92,135
Net increase (decrease) in borrowed funds	39,821	66,324	(43,534)
Cash dividends paid	(2,865)	(2,498)	(2,141)
Proceeds from issuance of common stock	1,009	1,058	944
Proceeds from exercise of stock options	119	598	296
Tax benefit from exercise of stock options	4	16	22
Net cash provided by financing activities	117,205	66,762	47,722

Net increase (decrease) in cash and cash equivalents	(7,442)	(18,169)	12,506
Cash and cash equivalents at beginning of year	32,718	50,887	38,381

Cash and cash equivalents at end of year	$25,276	$32,718	$50,887

Supplemental financial data:
Cash Paid For: Interest	$22,930	$23,094	$18,018
Income taxes	4,830	5,013	5,500
Supplemental schedule of non-cash investing activity:
Transfer from loans to other real estate owned	455	266	—

See accompanying notes to consolidated financial statements.

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

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates regard the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill and intangible assets.

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

(c) Short-term Investment Securities

The Company utilizes short-term investments to earn returns on short-term excess liquidity. The Company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  The Company’s cash equivalent short-term investments may be comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original maturities of less than ninety days. Short-term investments not carried as cash equivalents would be classified as “other short-term investments”. The Company had no “other short-term investments” at December 31, 2008 or 2007.

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

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  The determination of other-than-temporary impairment involves a high degree of subjectivity and requires management to make significant estimates of current market risks and future trends. Management assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual equity security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure other-than-temporary impairment at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed “other than temporarily impaired”, the Company would be required to write-down the carrying value of the investment through earnings.  Once written-down a security may not be written-up to reflect future increases in market prices. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.

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

Loans held for sale are carried at the lower of aggregate amortized cost or market value.  All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans.  Gains and losses are determined using the specific identification method.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days for real estate loans and generally sixty to ninety days for all other loans, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, that are collectively evaluated for impairment, loans that are measured at fair value and leases.

Loans are designated as “restructured” when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

(f) Allowance for Loan Losses

The allowance for loan losses is an estimate of credit losses inherent in the loan portfolio.  The Company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies”.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably probable losses from specifically known and other credit risks associated with the portfolio.

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

The Company uses a systematic process to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology uses a two-tiered approach that makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans. Individual commercial loans deemed to be impaired are analyzed for loss exposure using one of the acceptable methods prescribed in the SFAS 114, while portfolios of more homogenous populations of loans, are analyzed at a group level, by credit rating or by credit type. In determining general reserves on these groups of homogenous loans, management relies on a combination of qualitative and quantitative factors that could have an impact on the credit quality of these groups, including historical charge-off and recovery experience, the growth, composition and size of the loan portfolio, trends in delinquencies and non-performing loans, the strength of the local and national economy, interest rates and other changes in the portfolio.

On a quarterly basis, the Company prepares an estimate of the necessary reserves.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the board of directors and the full board itself.

Management believes that the allowance for loan losses is adequate to absorb reasonably probable losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

(g) Other Real Estate Owned

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

(h) Premises and Equipment

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

(i) Impairment of Long-Lived Assets Other than Goodwill

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

(j) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the Company’s consolidated financial statements were $5.7 million and $209 thousand, respectively, at December 31, 2008 and $5.7 million and $342 thousand, respectively, at December 31, 2007. Both of these assets are related to the Company’s acquisition of two branch offices in July 2000.

In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The assessment is performed at the operating unit level.  In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  Management’s assessment of the fair value of the Company takes into consideration the Company’s market capitalization, stock trading volume, price-multiples valuations of comparable companies and control premiums in transactions involving comparable companies.  The value of a control premium to use in the marketplace will depend on a number of factors including the target bank stock’s liquidity, where the stock is currently trading, the perceived attractiveness of the entity and economic conditions.  Management evaluates each of these factors as they relate to the Company and subjectively determines a comparable assumed control premium.

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

The Company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charged to operations.  Accumulated amortization expense related to core deposit intangible asset was $1.1 million at December 31, 2008.  Amortization expense is expected to amount to $133 thousand for year ended December 31, 2009 and $76 thousand for the year ended December 31, 2010, the final year of amortization.

Based on these impairment reviews the Company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2008.

(k) Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2008 or December 31, 2007.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(l) Investment Assets Under Management

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.  Investment assets under management, consisting of assets managed by the investment advisory group and the commercial sweep product, totaled $439.7 million and $573.6 million at December 31, 2008 and 2007, respectively.  Fee income is reported on an accrual basis.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2008	2007	2006
Basic weighted average common shares outstanding	7,973,527	7,819,160	7,661,178
Dilutive shares	32,008	93,846	160,119
Diluted weighted average common shares outstanding	8,005,535	7,913,006	7,821,297

Basic Earnings per share	$0.70	$1.27	$1.21
Effect of dilutive shares	(0.01)	(0.02)	(0.03)
Diluted Earnings per share	$0.69	$1.25	$1.18

At December 31, 2008 and 2007 there were 645,193 and 526,281 outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price.  These options, which were not dilutive as of the calculation date, may potentially dilute earnings per share in the future.

(n) Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS 123(R)”), using the modified version of the prospective application method.  Pursuant to this transition method, beginning in 2006 the Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, outstanding on January 1, 2006 and options issued subsequent to January 1, 2006, for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the grant-date fair value estimate of the awards as calculated under the original provisions of SFAS 123 for previous pro forma disclosures prior to January 1, 2006,  and under the provisions of 123(R) for options issued subsequent to January 1, 2006.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each grant).

(o) Reporting Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s other comprehensive income component is the net unrealized holding gains or losses on investments available for sale, net of deferred income taxes.

The following table summarized the components of other comprehensive income (loss)for the periods indicated:

	2008	2007	2006
Disclosure of other comprehensive income (loss):
Gross unrealized holding gains (losses) arising during the period	$(2,089)	$2,200	$719
Income tax benefit (expense)	614	(800)	(268)
Net unrealized holding gains (losses), net of tax	(1,475)	1,400	451

Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(3,702)	—	—
Income tax benefit	1,259	—	—
Reclassification adjustment for impairment realized, net of tax	(2,443)	—	—

Reclassification adjustment for net gains (losses) included in net income:
Net realized gains/(losses) on sales of securities during the period	305	1,655	(204)
Income tax benefit (expense)	(108)	(577)	89
Reclassification adjustment for gains/(losses) realized, net of tax	197	1,078	(115)

Other comprehensive income, net of reclassifications	$771	$322	$566

(p) Derivatives

The Company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling these loans.  Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   At December 31, 2008, the estimated fair value of the Company’s derivative instruments were considered to be immaterial.

(q) Recent Accounting Pronouncements

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

2)                             Investment Securities

The amortized cost and estimated fair values of investment securities at December 31 2008 and 2007 are summarized as follows:

	2008
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency collateralized mortgage obligations and mortgage backed securities (CMO/MBS)(1)	$81,282	$1,701	$47	$82,936
Non-agency CMO/MBS	4,561	—	245	4,316
Municipal securities	60,924	966	504	61,386
Total fixed income securities	146,767	2,667	796	148,638
FHLB stock, at cost(2)	4,740	—	—	4,740
Equity investments	6,175	21	201	5,995
Total investment securities	$157,682	$2,688	$997	$159,373

	2007
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fairvalue
Federal agency obligations(1)	$12,519	$39	$15	$12,543
Federal agency CMO/MBS(1)	57,163	255	262	57,156
Non-agency CMO/MBS	5,234	—	172	5,062
Municipal securities	59,372	865	188	60,049
Total fixed income securities	134,288	1,159	637	134,810
FHLB stock, at cost(2)	3,895	—	—	3,895
Equity investments	6,952	248	388	6,812
Total investment securities	$145,135	$1,407	$1,025	$145,517

(1)                Investments guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or the Federal Home Loan Bank (FHLB).

(2)                The Bank is required to purchase Federal Home Loan Bank (FHLB) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired at December 31, 2008 and 2007.

	2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency CMO/MBS	$4,976	$47	$—	$—	$4,976	$47
Non-agency CMO/MBS	—	—	4,316	245	4,316	245
Municipal securities	11,934	415	903	89	12,837	504
Equity investments	632	201	—	—	632	201
Total temporarily impaired securities	$17,542	$663	$5,219	$334	$22,761	$997

	2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency obligations	$6,439	$15	$—	$—	$6,439	$15
Federal agency CMO/MBS	18,886	60	25,356	202	44,242	262
Non-agency CMO/MBS	—	—	5,062	172	5,062	172
Municipal securities	5,520	109	13,913	79	19,433	188
Equity investments	3,769	388	—	—	3,769	388
Total temporarily impaired securities	$34,614	$572	$44,331	$453	$78,945	$1,025

As of December 31, 2008, the unrealized losses on the federal agency CMO/MBS investments were limited to three individual securities and were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2008, because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a market price recovery or maturity.

As of December 31, 2008, the unrealized losses on the Company’s non-agency CMO/MBS was attributed to one security and was due to current market conditions which resulted generally in lower prices for most non-agency MBSs in relation to government issued and agency securities. This trend is considered temporary in nature by the Company.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2008 due to the AAA rating of the security and the high credit quality of the underlying loans. In addition the Company has the ability and intent to hold this investment until a recovery or maturity.

As of December 31, 2008, the unrealized losses on the Company’s municipal securities were related to twenty-seven obligations and attributed to market volatility and not a fundamental deterioration in the issuer. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008 due to the portfolio being designated “investment grade” quality and conservative from a credit risk perspective. In addition, the Company has the ability and intent to hold these investments until a recovery or maturity.

At December 31, 2008, after the impairment charge discussed below, the Company had three mutual funds and four investments in common stock of entities in the financial services industry with unrealized losses totaling $201 thousand.  These unrealized losses were due to market volatility and the equity investments were not considered other-than-temporarily impaired. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity securities exhibit fundamental deterioration and whether it is unlikely that the security will completely recover its unrealized loss within a reasonable time frame.  The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008, as the unrealized losses were short-term in duration at December 31, 2008 and management has the ability and intent to hold these investments for a reasonable time in anticipation of a recovery of fair value.

During the fourth quarter of 2008, the Company recorded a fair value impairment charge, on certain mutual fund investments contained in its equity portfolio, to reflect the impact of recent declines in the equities markets. Management’s decision to record this charge was based primarily on the severity of the declines in the stock market and the general economy and the uncertainty in determining the likelihood of recovery in the short-term for these equities. The pretax impairment charge of $3.7 million represented a $2.4 million after tax charge against earnings. There were no other securities at December 31, 2008 that were considered other than temporarily impaired.

As a member of the Federal Home Loan Bank of Boston (the “FHLB”) the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  Any further deterioration in the FHLB capital levels may require the Company to deem its FHLB capital stock to be other than temporarily impaired.

The contractual maturity distribution of total fixed income securities at December 31, 2008 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$7,023	4.8%	$7,046	4.7%
After one but within three years	10,719	7.3%	10,844	7.3%
After three but within five years	8,508	5.8%	8,693	5.9%
After five but within ten years	41,632	28.4%	41,913	28.2%
After ten years	78,885	53.7%	80,142	53.9%
Total fixed income securities	$146,767	100.0%	$148,638	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. CMO/MBS are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities are investments that can be called prior to final maturity with amortized cost and fair values of $43.9 million and $44.0 million, respectively, at December 31, 2008.

At December 31, 2008, securities with a fair value of $42.2 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (see note 7 below) and securities with a fair value of $599 thousand were pledged as collateral for treasury, tax and loan deposits.  At December 31, 2007, securities with a fair value of $22.5 million and $2.0 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.  At December 31, 2006, securities with a fair value of $25.1 million and $2.0 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.

Securities designated as qualified collateral for FHLB borrowing capacity amounted to $49.2 million, $54.2 million and $46.2 million at December 31, 2008, 2007 and 2006, respectively.

Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $49.1 million at December 31, 2008.  This borrowing facility was put in place during 2008.

Sales of investment securities for the years ended December 31, 2008, 2007, and 2006 are summarized as follows:

(Dollars in thousands)	2008	2007	2006
Amortized cost of securities sold	$4,608	$9,907	$19,917
Gross realized gains on sales	305	1,674	149
Gross realized losses on sales	—	(19)	(353)
Total proceeds from sales of investment securities	$4,913	$11,562	$19,713

Tax exempt interest earned on the municipal securities portfolio was $2.3 million for the year ended December 31, 2008, $2.1 million for the year ended December 31, 2007, and $2.0 million for the year ended December 31, 2006.

(3)                                 Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

(Dollars in thousands)	2008	2007
Real estate:
Commercial real estate	$472,279	$406,410
Commercial construction	98,365	112,671
Residential mortgages	84,609	73,933
Residential construction	6,375	4,120
Loans held for sale	1,596	268
Total real estate	663,224	597,402

Commercial and industrial	231,815	188,866
Home equity	49,773	44,292
Consumer	4,857	4,493
Gross loans	949,669	835,053

Deferred loan origination fees, net	(1,028)	(1,234)
Total loans	948,641	833,819
Allowance for loan losses	(15,269)	(13,545)
Net loans and loans held for sale	$933,372	$820,274

Tax exempt interest earned on qualified commercial loans was $524 thousand for the year ended December 31, 2008 and $445 thousand and $227 thousand for the years ended December 31, 2007 and 2006 respectively.

Directors, officers, principal stockholders and their associates are credit customers of the Company in the normal course of business.  All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of December 31, 2008 and 2007, the outstanding loan balances to directors, officers, principal stockholders and their associates were $9.8 million and $13.9 million, respectively.  Unadvanced portions of lines of credit available to these individuals were $2.5 million and $3.1 million, as of December 31, 2008 and 2007, respectively. During 2008, new loans and net increases in loan balances or lines of credit under existing commitments of $647 thousand were made and principal paydowns of $4.7 million were received.  All loans to these related parties are current.

At December 31, 2008 and 2007, the Company was servicing residential mortgage loans owned by investors amounting to $9.2 million and $14.1 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $19.2 million and $6.8 million at December 31, 2008 and 2007, respectively.

First lien 1-4 family residential mortgage loans designated as qualified collateral for FHLB borrowing capacity amounted to $66.6 million and $58.2 million at December 31, 2008 and 2007, respectively.  In 2007, the Company increased its FHLB borrowing capacity by pledging additional commercial real estate, home equity and multi-family loans as collateral to the FHLB.  The additional commercial real estate, home equity and multi-family loan balances pledged amounted to $208.7 million and $161.1 million at December 31, 2008 and 2007, respectively.

Non-performing assets at December 31 are summarized as follows:

(Dollars in thousands)	2008	2007

Commercial real estate	$3,691	$2,161
Commercial and industrial	1,713	1,124
Commercial construction	1,400	372
Residential	1,168	293
Consumer	39	6
Total non-accrual loans	$8,011	$3,956
Overdrafts > 90 days past due	256	—
Total non-performing loans	$8,267	$3,956
Other real estate owned	318	200
Total non-performing assets	$8,585	$4,156

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2008 or 2007.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2008	2007	2006

Income in accordance with original loan terms	$666	$423	$259
Less income recognized	196	32	64
Reduction in interest income	$470	$391	$195

In general, non-performing statistics trended upward in 2007 and 2008, as would be expected during the current economic decline. However, the amount of non-performing assets from 2004 through 2006 represented historically low levels. As such, management does not consider the increase in 2007 and into 2008 to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at December 31, 2008. Overall asset quality remained favorable during the period as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of non-performing loans are adequately collateralized at December 31, 2008.

The $4.3 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net additions within the commercial portfolios. In addition, one overdraft deposit account of $256 thousand outstanding at December 31, 2008, was subsequently funded in January 2009.  In the opinion of management the majority of the non-performing loans were adequately supported by expected future cash flows or the value of the underlying collateral and management expects that these principal advances will ultimately be collected.  Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2008 and 2007, total impaired commercial loans were $10.4 million and $4.1 million, respectively.  Included in these impaired balances were non-accrual loans amounting to $6.7 million and $3.9 million as of December 31, 2008 and 2007, respectively.  Accruing impaired loans amounted to $3.7 million and $75 thousand at December 31, 2008 and 2007, respectively. In the opinion of management, impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand and impaired loans of $5.2 million required no specific reserve allocations at December 31, 2008.  In the opinion of management, at December 31, 2007, impaired loans totaling $200 thousand required specific reserve allocations of $195 thousand and impaired loans of $3.8 million required no specific reserve allocations.

During the years ended December 31, 2008, 2007 and 2006, the average recorded value of impaired loans was $7.1 million, $3.1 million and $1.8 million, respectively. Included in the reduction in interest income in the table above is $477 thousand, $384 thousand and $178 thousand of interest income that was not recognized on loans that were deemed impaired as of December 31, 2008, 2007 and 2006, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The Company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2008	2007	2006

Balance at beginning of year	$13,545	$12,940	$12,050
Provision charged to operations	2,505	1,000	1,259
Loan recoveries	597	256	210
Loans charged off	(1,378)	(651)	(579)
Balance at end of year	$15,269	$13,545	$12,940

(4)                     Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2008	2007

Land	$2,830	$2,833
Buildings, renovations and leasehold improvements	21,131	18,499
Computer software and equipment	9,547	9,470
Furniture, fixtures and equipment	8,382	7,366
Total premises and equipment, before accumulated depreciation	41,890	38,168
Less accumulated depreciation	(20,239)	(18,872)

Total premises and equipment, net of accumulated depreciation	$21,651	$19,296

Total depreciation expense related to premises and equipment amounted to $2.7 million, $2.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 amounted to $740 thousand, $991 thousand, and $1.0 million, respectively.

The Company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2008 minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2009	$967
2010	736
2011	527
2012	491
2013	443
Thereafter	3,568
Total minimum lease payments	$6,732

With the purchase of the operations and lending office building in 2007, the Company now collects rents on two units within these facilities.  Rental income was $154 thousand and $31 thousand for the years ended December 31, 2008 and 2007, respectively.

(5)                     Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2008	2007

Investments	$951	$938
Loans and loans held for sale	4,406	4,839

Total accrued interest receivable	$5,357	$5,777

(6)                                 Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2008	2007

Non-interest demand deposits	$166,430	$167,039
Interest bearing checking	158,005	160,668
Savings	139,530	139,945
Money market	154,488	126,782
Certificates of deposit less than $100,000	121,280	102,358
Certificates of deposit of $100,000 or more	132,806	101,299
Brokered certificates of deposit	75,364	70,695
Total deposits	$947,903	$868,786

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $1.2 million and $450 thousand at December 31, 2008 and 2007, respectively.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2008:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than three months(1)	$120,518	$64,240	$184,758
Due in over three through twelve months	57,740	60,308	118,048
Due in over one year through two years	14,680	7,134	21,814
Due in over two years through three years	3,706	1,124	4,830
Due in over three years	—	—	—
Total certificates of deposit	$196,644	$132,806	$329,450

(1)                                  The line item “Due in less than three months” includes individual brokered certificates of deposit totaling $75.4 million in the less than $100,000 category.

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $4.9 million, $4.4 million, and $3.2 million, in 2008, 2007 and 2006, respectively.

(7)                                 Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2008		2007		2006
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate

Securities sold under agreements to repurchase	$1,418	2.22%	$8,267	4.60%	$4,835	4.82%
Federal Home Loan Bank of Boston borrowings	119,832	0.40%	73,162	3.64%	10,270	5.20%
Total borrowed funds	121,250	0.43%	81,429	3.74%	15,105	5.08%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds and debentures	$132,075	1.28%	$92,254	4.57%	$25,930	7.50%

Repurchase agreements for securities sold as of December 31, 2008 had terms ranging generally from forty-five days to three months, with a weighted average term of 77 days. Maximum amounts outstanding at any month end during 2008, 2007, and 2006 were $8.3 million, $8.3 million, and $6.7 million, respectively.

FHLB borrowings at December 31, 2008 consisted of overnight borrowings, short-term borrowings with a weighted average term of 6 months, and one term advance maturing in 4.5 years. Maximum amounts outstanding at any month end during 2008, 2007, and 2006 were $119.8 million, $73.2 million, and $31.9 million, respectively.

The contractual maturity distribution as of December 31, 2008, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 - 3 months		>3 - 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Repurchase	$—		$375	2.27%	$1,043	2.20%	$—	—	$—	—
FHLB	119,000	0.38%	—	—	362	2.93%	—	—	470	5.94%
Total borrowed funds	$119,000	0.38%	$375	2.27%	$1,405	2.39%	$—	—	$470	5.94%

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and FHLB borrowings for the year ended December 31,

	Year ended December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$3,425	3.72%	$3,464	4.54%	$2,325	4.41%
Other borrowed funds	131	2.19%	—	—	22	5.64%
FHLB advances	75,516	2.33%	18,547	5.02%	17,078	4.71%
Total borrowed funds	$79,072	2.39%	$22,011	4.94%	$19,425	4.67%

The average balance of “other borrowed funds” above represents overnight advances from the FRB or federal funds purchased from correspondent banks during those years to test new arrangements.  The Company had no outstanding balances due to the FRB or correspondent banks at December 31, 2008.

As a member of the FHLB, the Bank has the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit for up to 5% of its total assets. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2008, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $75.1 million, which includes a pre-approved overnight line of credit in the amount of $11 million.  In addition, based on qualifying collateral the Bank had the capacity to borrow funds from the FRB Discount Window of up to $46.7 million. The Bank also has pre-approved federal funds purchase arrangements with large regional correspondent banks in order to provide overnight and short-term borrowing capacity.

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

Capital Adequacy Requirements

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain certain minimum capital amounts and ratios of total capital and Tier 1 capital (as defined in the regulations) to risk-weighted and average assets (as defined).

Applicable regulatory requirements require the Company to maintain minimum total capital equal to 8.00% of total risk-weighted assets (total capital ratio), minimum Tier 1 capital equal to 4.00% of total risk-weighted assets (Tier 1 capital ratio) and minimum Tier 1 capital equal to 4.00% of quarterly average total assets (leverage capital ratio).  Tier 1 capital, in the case of the Company, is composed of common equity and, subject to regulatory limits, trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital (which in the case of the Company) is composed of the allowance for loan losses up to 1.25% of risk-weighted assets. Applicable regulatory requirements for the Bank are not materially different from those of the Company.

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

Management believes, as of December 31, 2008, that the Company meets all capital adequacy requirements to which it is subject. As of December 31, 2008 and 2007, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables. To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
The Company
Total Capital (to risk weighted assets)	$106,511	10.70%	$79,623	8.00%	$99,529	10.00%

Tier 1 Capital (to risk weighted assets)	94,035	9.45%	39,812	4.00%	59,717	6.00%

Tier 1 Capital (to average assets)	94,035	8.28%	45,432	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$106,528	10.70%	$79,620	8.00%	$99,524	10.00%

Tier 1 Capital (to risk weighted assets)	94,053	9.45%	39,810	4.00%	59,715	6.00%

Tier 1 Capital (to average assets)	94,053	8.29%	45,403	4.00%	56,753	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
The Company
Total Capital (to risk weighted assets)	$101,661	11.44%	$71,099	8.00%	$88,874	10.00%

Tier 1 Capital (to risk weighted assets)	90,522	10.19%	35,549	4.00%	53,324	6.00%

Tier 1 Capital (to average assets)	90,522	8.84%	40,969	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$101,332	11.41%	$71,058	8.00%	$88,823	10.00%

Tier 1 Capital (to risk weighted assets)	90,199	10.15%	35,529	4.00%	53,294	6.00%

Tier 1 Capital (to average assets)	90,199	8.81%	40,940	4.00%	51,175	5.00%

*  For the Bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

Dividends

Neither the Company nor the Bank may declare or pay dividends on its stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Commissioner’s approval. The FDIC Improvement Act of 1991 also prohibits a Bank from paying any dividends on its capital stock if the Bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the Bank to become undercapitalized.  These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.0 million, of the $2.9 million total dividends paid by the Company in 2008, into 85,586 shares of the Company’s common stock, and $1.1 million, of the $2.5 million total dividends paid by the Company in 2007, into 70,675 shares of the Company’s common stock.

(9)                                 Stock-Based Compensation Plans

The Company currently has two individual stock incentive plans (the 1998 plan as amended in 2001, and the 2003 plan).  The plans permit the board of directors under various terms to grant both incentive and non-qualified stock options, stock appreciation rights and other rights for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued with or without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2008, 196,631 shares remain available for future grants under these plans.

To date the Company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and stock in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $519 thousand, $573 thousand and $460 thousand for the years ended 2008, 2007 and 2006 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $207 thousand, $201 thousand and $139 thousand, for the years ended 2008, 2007 and 2006 respectively.

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

All options that have been granted under the plans generally become exercisable at the rate of 25% per year.  In addition, options granted since June 2002 provide for full vesting upon attainment of age 62 while remaining employed with the Bank.  All options granted prior to 1998 expire 10 years from the grant date.  Options granted from 1998 through 2004 and in 2007 and 2008 expire 7 years from the grant date, and options granted in 2005 and 2006 expire 8 years from the grant date.

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

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

	2008	2007	2006

Options granted	132,000	127,600	9,000
Per share weighted average fair value	$2.47	$3.69	$3.79
Percentage of market value at grant date	19%	22%	22%
Average assumptions used in the model:
Expected volatility	25%	21%	16%
Expected dividend yield	2.82%	2.03%	1.66%
Expected life in years	5.5	5.5	6.0
Risk-free interest rate	2.61%	4.43%	4.91%

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

The expected dividend yield is the Company’s annualized dividend rate divided by its share price at the date of grant.

The expected life represents the period of time that the option is expected to be outstanding.  The Company utilized the simplified method and under this method, the expected term equals the vesting term plus the contractual term divided by 2.

The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for a period equivalent to the expected life of the option.

Stock option transactions during the year ended December 31, 2008 are summarized as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	671,368	$13.89	4.30
Granted	132,000	12.75
Exercised	16,199	7.38
Forfeited	15,838	14.18
Outstanding December 31, 2008	771,331	13.83	3.70	276,242

Vested and Exercisable at December 31, 2008	537,495	$13.62	2.89	276,242

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2008 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  In-the-money vested options total 126,138 at December 31, 2008.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2008. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $119 thousand, $598 thousand and $296 thousand in 2008, 2007 and 2006, respectively.  Total intrinsic value of options exercised was $86 thousand, $1.1 million and $844 thousand in 2008, 2007 and 2006, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $4 thousand, $16 thousand and $22 thousand in 2008, 2007, and 2006, respectively.

Compensation expense recognized in association with the stock option awards amounted to $301 thousand, $358 thousand and $243 thousand for the years ended 2008, 2007 and 2006, respectively.   The total tax benefit recognized related to the stock option expense was $118 thousand, $113 thousand, and $51 thousand for the years ended 2008, 2007, and 2006, respectively.

As of December 31, 2008, there was $437 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

Restricted Stock Awards

The Company has granted one restricted stock award, comprised of 17,500 shares, issued in September 2005.  The grant date fair value of the restricted stock awarded was $14.25 per share, which reflects the market value of the common stock on the grant date, based on the average of the high and low trade prices on that date.  There have been no other restricted stock awards granted and there have been no forfeitures.  The shares granted vest twenty percent per year starting on the first anniversary date of the award.  The restricted stock award allows for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting period.

Compensation expense recognized in association with the restricted stock award amounted to $50 thousand for the each of the years ended December 31, 2008, 2007 and 2006.   The total tax benefit recognized related to the restricted stock compensation expense was $20 thousand for each 2008, 2007 and 2006.

As of December 31, 2008, 10,500 shares have vested and 7,000 remain unvested. As of December 31, 2008, there remained $83 thousand of unrecognized compensation expense related to the restricted stock award.  That cost is expected to be recognized over the remaining vesting period of 1.7 years.

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

Total Director Compensation expense amounted to $278 thousand, $256 thousand and $265 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Included in the 2008 expense was stock compensation of $168 thousand, which represented 13,013 shares issued to Directors in January 2009, at a fair market value price of $12.875 per share, which reflected the fair value of the common stock on January 2, 2008.

Included in the 2007 expense was stock compensation of $165 thousand, which represented 10,739 shares issued to Directors in January 2008, at a fair market value price of $15.40 per share, which reflected the value of the common stock on January 3, 2007.

Included in the 2006 expense was stock compensation of $167 thousand, which represented 10,575 shares issued to Directors in January 2007, at a fair market value price of $15.79 per share, which reflected the value of the common stock on January 3, 2006.

The total tax benefit recognized related to the Director stock compensation expense was $69 thousand, $68 thousand and $68 thousand, for the years ended 2008, 2007 and 2006 respectively.

(10)              Employee Benefit Plans

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their earnings to the plan.  A portion of the base percentage, as determined by the Compensation Committee of the Board of Directors, is matched by the Company.  The percentage matched was 50% in 2008, 2007 and 2006, respectively, up to the first 6% contributed by the employee. The Company’s percentage match was increased beginning January 1, 2009 to 60% up to the first 6% contributed by the employee.  The Company’s total expense for the 401(k) plan match, including any discretionary match as discussed below, was $424 thousand, $382 thousand and $374 thousand, respectively, for the years ended December 31, 2008, 2007, and 2006.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate.  Vesting for the Company’s 401(k) plan matching contribution is based on years of service with participants becoming 20% vested on January 1st of the year following their date of hire and each subsequent January 1st increasing pro-rata to 100% vesting on January 1st following five years of service.  Amounts not distributable to an employee following termination of employment are used to offset other contributions.

Employee Bonus and Incentive Programs

The Company’s bonus and incentive program includes all employees.  Bonuses are paid to the employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and approved by the Compensation Committee of the Board of Directors.  Prior to 2007, the Company maintained an additional supplemental bonus plan for certain senior officers. The plan provided for payment of cash bonuses based on the achievement of certain earnings per share goals as set by the Compensation Committee.

From time to time the Company may also make an annual discretionary employer contribution to the 401(k) plan of an additional percentage of employee contributions.

In 2008, 2007 and 2006 amounts charged to salaries and benefits under these programs were $475 thousand, $1.0 million and $496 thousand, respectively.

Supplemental Retirement Plan

In 2005 the Company entered into salary continuation and supplemental life insurance agreements (see Supplement Life Insurance below) with three of its senior executives.

The salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation”, which is equal to the present value of the retirement benefits to be provided to the employee or any beneficiary in exchange for the employee’s service rendered to that date.  Because the Company’s retirement benefit obligations provide for predetermined fixed-cash payments the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The amounts charged to expense for the SERPs was $503 thousand, $678 thousand and $626 thousand, for the years ended December 31, 2008, 2007 and 2006, respectively. The Company anticipates accruing an additional $341 thousand to the plan for the year ending December 31, 2009.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2008	2007	2006

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,477	$1,799	$1,173
Service cost	339	552	539
Interest cost	164	126	87
Benefits paid	(110)	—	—
Benefit obligation at end of year	$2,870	$2,477	$1,799

Funded status:
Accrued liability as of December 31	$(2,870)	$(2,477)	$(1,799)

Discount rate used for benefit obligation	6.00%	6.00%	6.00%

Net periodic benefit cost:
Service cost	$339	$552	$539
Interest cost	164	126	87
	$503	$678	$626

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

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2009	$181
2010	244
2011	276
2012	276
2013	276
2014-2018	1,379

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior officers.  The cash surrender value carried on the balance sheet at December 31, 2008 and December 31, 2007 amounted to $13.3 million and $12.7 million, respectively. There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior officers on whom the Bank owns BOLI, the Bank has provided supplement life insurance which provides a death benefit to the officer’s designated beneficiaries.

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

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation”, which is the present value of the future benefits associated with this arrangement.

The following table provides a reconciliation of the changes in the supplemental life insurance plan and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2008

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$—
Cumulative effect adjustment to retained earnings	1,010
Service cost	20
Interest cost	62
Benefit obligation at end of year	$1,092

Funded status:
Accrued liability as of December 31	$(1,092)

Discount rate used for benefit obligation	6.00%

Net periodic benefit cost:
Service cost	$20
Interest cost	62
$82

For management’s method of evaluating the discount rate, refer to the Supplemental Retirement Plan.

The benefit expense of the postretirement cost of insurance for split dollar insurance coverage amounted to $82 thousand for the year ended December 31, 2008 and $0 for both of the years ended December 31, 2007 and December 31, 2006.  The Company anticipates accruing an additional $87 thousand to the plan for the year ending December 31, 2009.

See note 9 “Stock-Based Compensation Plans” above, for additional information regarding employee benefits offered in the form of stock option awards.

(11)              Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2008	2007	2006

Current tax expense:
Federal	$3,362	$4,464	$4,578
State	1,109	1,665	1,774
Total current tax expense	4,471	6,129	6,352

Deferred tax (benefit)/ expense:
Federal	(2,155)	(853)	(813)
State	33	(231)	(196)
Total deferred tax benefit	(2,122)	(1,084)	(1,009)

Total income tax expense	$2,349	$5,045	$5,343

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

In the fourth quarter of 2008, the Company recorded the OTTI charge on certain equity securities contained in its investment portfolio to reflect the impact of recent declines in the equity markets.  The gross charge amounted to $3.7 million and resulted in the Company booking a related deferred tax benefit of $1.3 million.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2008		2007		2006
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$2,685	34.0%	$5,081	34.0%	$4,956	34.0%
State income taxes, net of federal tax benefit	754	9.6%	946	6.3%	1,041	7.1%
Tax exempt income, net of disallowance	(1,122)	(14.2)%	(925)	(6.2)%	(770)	(5.3)%
Other	32	0.4%	(57)	(0.3)%	116	0.9%

Total income tax expense	$2,349	29.7%	$5,045	33.8%	$5,343	36.7%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2008	2007

Deferred tax asset:
Allowance for loan losses	$6,160	$5,570
Depreciation	1,959	1,950
Other-than-temporary impairment on equity securities	1,259	—
Supplemental employee retirement plans	1,157	1,019
Non-accrual interest	487	359
Non-qualified stock option expense	279	166
Other	24	2

Total	11,325	9,066

Deferred tax liability:
Goodwill	940	806
Net unrealized gains on investments securities	608	113
Deferred origination costs	394	370
Restricted Stock	34	55

Total	1,976	1,344

Net deferred tax asset	$9,349	$7,722

The Company paid federal income taxes for the 2008, 2007, and 2006 of $3.7 million, $4.7 million and $4.3 million, respectively. In addition, management has the ability to sell any of the securities affected by the OTTI charge. A sale of the securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past two years, before the ability to carry back losses against these gains expires.  Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2008.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2008 or December 31, 2007. The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(12)              Related Party Transactions

The Bank leases its headquarters from a realty trust, the sole beneficiary of which is a limited partnership in which one of the Company’s Directors, who became a member of the Board of Directors in 2008, holds a 13.7% limited partnership interest.  Total amounts paid by the Bank to this realty trust for annual rent, which the Company believes approximates a market rate, for the years ended December 31, 2008, 2007, and 2006, were $237 thousand, $242 thousand, and $193 thousand, respectively.

The Bank formerly leased another building used for operations from another realty trust, the sole beneficiary of which was a general partnership in which two of the Company’s Directors (one of whom was the Director who joined the Board in 2008) held a combined 18.6% general partnership interest.  The Bank purchased this building in 2007 for $2.8 million.  This purchase price was based on an independent market appraisal of the building and the transaction was reviewed and approved by the Company’s Board of Directors, with the one Director who had a financial interest in the transaction and was then a current member of the Board abstaining from the approval process.  Prior to the Bank’s purchase of the building, the Bank paid total amounts to this realty trust for annual rent, which the Company believes approximated a market rate, for the years ended December 31, 2007 and 2006, of $331 thousand and $428 thousand, respectively.

The Bank also formerly leased a parking lot that was used by the Bank’s employees from a third realty trust in which the Director who joined the Board in 2008 held a 25% beneficial interest.  The Bank purchased this parking lot in 2007 for $187,500, which the Company believes approximated fair market value.  Prior to the Bank’s purchase of the parking lot, the Bank paid total amounts to this realty trust for annual rent, which the Company believes approximated a market rate, for the years ended December 31, 2007 and 2006, of $3 thousand and $3 thousand, respectively.

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

Financial instruments with off-balance sheet credit risk at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007

Commitments to originate loans	$32,448	$15,323
Commitments to originate loans to be sold	2,331	2,104
Commitments to sell loans	3,927	2,371
Standby letters of credit	17,197	14,780
Unadvanced portions of consumer loans (including credit card loans and overdraft protection lines)	3,710	4,157
Unadvanced portions of construction loans (cmml & resid)	64,976	80,232
Unadvanced portions of home equity lines	55,494	52,755
Unadvanced portions of commercial loans and lines	164,709	146,041

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

The Company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales.  At December 31, 2008 and 2007, the Company had commitments to sell loans totaling $3.9 million and $2.4 million respectively.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the Company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments were estimated to be the fees charged to enter into similar agreements.  The estimated fair value of these commitments carried on the balance sheet was $12 thousand and $18 thousand at December 31, 2008 and 2007, respectively. These amounts are amortized to income over the life of the letters of credit, typically one year.

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

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $858 thousand and $481 thousand, based on the two week computation periods encompassing December 31, 2008, and 2007, respectively.

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

The following table summarizes significant assets and liabilities carried at fair value at December 31, 2008 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities	$154,633	$5,995	$148,638

Assets measured on a non-recurring basis:
Impaired loans	$1,272	$—	$1,272

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with  SFAS No. 114 (as amended).  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss.  The increase in specific allowances assigned to collateral dependent impaired loans was $277 thousand for the year ended December 31, 2008.

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the balance sheet, the Company is also required to disclosure fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

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

The carrying amount of FHLB stock reported approximates fair value.  If the FHLB stock is redeemed, the Company will receive an amount equal to the par value of the stock.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other-than-temporarily impaired to some degree.

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2008 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2008.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2008 and 2007 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market exists for a portion of the Company’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

The carry value and estimating fair values of the Company’s financial instruments as of December 31, are summarized as follows:

	2008		2007
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,276	$25,276	$32,718	$32,718
Investment securities	159,373	159,373	145,517	145,517
Loans, net	933,372	955,010	820,274	838,870
Accrued interest receivable	5,357	5,357	5,777	5,777

Financial liabilities:
Non-interest demand deposits	166,430	166,430	167,039	167,039
Interest bearing checking, savings, money market accounts	452,023	452,023	427,395	427,395
Certificates of deposit	329,450	330,184	274,352	274,535
Borrowed funds	121,250	121,274	81,429	81,387
Junior subordinated debentures	10,825	10,825	10,825	12,722
Accrued interest payable	1,849	1,849	3,369	3,369

(15)              Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2008	2007

Assets
Cash and due from subsidiary	$79	$291
Investment in subsidiary	102,301	97,877
Other assets	47	39
Total assets	$102,427	$98,207

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	128	—
Total liabilities	11,323	11,195

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 8,025,239 and 7,912,715 shares issued and outstanding at December 31, 2008 and 2007, respectively	80	79
Additional paid-in capital	29,698	28,051
Retained earnings	60,200	58,527
Accumulated other comprehensive income	1,126	355
Total stockholders’ equity	91,104	87,012

Total liabilities and stockholders’ equity	$102,427	$98,207

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006
Undistributed equity in net income of Subsidiary	$4,670	$9,854	$8,936
Dividends distributed by subsidiary	2,220	1,225	1,118
Total income	6,890	11,079	10,054

Interest expense	1,177	1,177	1,177
Other operating expenses	158	—	1
Total operating expenses	1,335	1,177	1,178

Income before income taxes	5,555	9,902	8,876
Provision for (benefit from) income tax	7	4	(358)

Net income	$5,548	$9,898	$9,234

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$5,548	$9,898	$9,234
Undistributed equity in net income of subsidiary	(4,670)	(9,854)	(8,936)
Payment from subsidiary bank for stock compensation expense	516	575	292
(Increase)/decrease in other assets	(10)	(17)	—
Decrease in other liabilities	128	—	—
Net cash provided by operating activities	1,512	602	590

Cash flows from investing activities:
Purchase of equity securities	—	—	—
Proceeds from sales of equity securities	—	—	—
Investments in subsidiaries	9	—	—
Net cash provided by investing activities	9	—	—

Cash flows from financing activities:
Cash dividends paid	(2,865)	(2,498)	(2,141)
Proceeds from issuance of common stock	1,009	1,058	944
Proceeds from exercise of stock options	119	598	296
Tax benefit from exercise of stock options	4	16	22
Net cash used in financing activities	(1,733)	(826)	(879)

Net decrease in cash and cash equivalents	(212)	(224)	(289)

Cash and cash equivalents, beginning of year	291	515	804

Cash and cash equivalents, end of year	$79	$291	$515

Cash and cash equivalents include cash and due from subsidiary.

The parent Company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore are not presented here.

(16)         Quarterly Results of Operations (Unaudited)

	2008
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$16,159	$15,611	$15,976	$15,859
Interest expense	6,243	5,456	5,061	4,650
Net interest income	9,916	10,155	10,915	11,209
Provision for loan losses	317	550	1,173	465
Net interest income after provision for loan losses	9,599	9,605	9,742	10,744
Non-interest income	2,397	2,388	2,625	2,383
Other-than-temporary impairment charge	—	—	—	(3,702)
Non-interest expense	9,031	9,604	9,639	9,610
Income (loss) before income taxes	2,965	2,389	2,728	(185)
Provision for (benefit from) income tax	948	606	1,009	(214)
Net income, as reported	$2,017	$1,783	$1,719	$29

Basic earnings per share	$0.25	$0.22	$0.22	$0.00

Diluted earnings per share	$0.25	$0.22	$0.21	$0.00

	2007
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$15,621	$15,973	$16,702	$16,741
Interest expense	5,585	5,915	6,423	6,435
Net interest income	10,036	10,058	10,279	10,306
Provision for loan losses	83	52	215	650
Net interest income after provision for loan losses	9,953	10,006	10,064	9,656
Non-interest income	2,078	2,515	2,544	2,971
Non-interest expense	8,520	8,964	8,592	8,768
Income before income taxes	3,511	3,557	4,016	3,859
Income tax expense	1,289	1,239	1,393	1,124
Net income, as reported	$2,222	$2,318	$2,623	$2,735

Basic earnings per share	$0.29	$0.30	$0.33	$0.35

Diluted earnings per share	$0.28	$0.29	$0.33	$0.34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Enterprise Bancorp, Inc:

We have audited Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boston, Massachusetts

March 16, 2009

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of Company’s internal control over financial reporting, which appears on page 102 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2008) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.         Other Information

                        None

Part III

Item 10.       Directors, Executive Officers and Corporate Governance

Certain information regarding directors, executive officers and significant employees of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and corporate governance, in response to this item, is incorporated herein by reference from the definitive proxy statement for the Company’s annual meeting of stockholders to be held May 5, 2009, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

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

Chief Financial Officer of Klin Spirits, LLC, a privately held distributor of imported Russian vodka

John P. Harrington (audit committee)

Energy Consultant for Tennessee Gas Pipeline Company

Assistant Secretary of the Company and the Bank

Arnold S. Lerner

Retired Radio Station Owner; Vice Chairman of the Company and the Bank;

Member of the Board of Directors, Courier Corporation, a publicly held company specializing in the publishing, printing and sale of books

Michael T. Putziger

Vice Chairman of WinnCompanies, a private real estate company that develops, acquires and manages multi-family and mixed income properties nationwide and Of Counsel to Murtha Cullina, LLP, a firm which provides legal services to businesses, governmental units, non-profit organizations and individuals.

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

Items 11, 12, 13 and 14.

The information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 5, 2009, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, as amended as of January 13, 2008, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007.

3.2	Amended and Restated Bylaws of the Company, as amended as of May 1, 2007, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007.

4.1

Renewal Rights Agreement dated as of December 11, 2007 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on December 13, 2007.

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

10.5

Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.6.1

Specimen Incentive Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.1 to the Company’s Form 10-K for the year ended December 31, 2005 (applicable to grants prior to January 1, 2007).

10.6.2

Specimen Nonqualified Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2005 (applicable to grants prior to January 1, 2007).

10.6.3

Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.6.4

Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.6.5

Specimen Incentive Stock Option Agreement  (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.6.6

Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.7.1

Restricted Stock Agreement dated as of September 7, 2005 by and between the Company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.42 to the Company’s 8-K filed on September 12, 2005.

10.7.2

Amendment No. 1 dated as of February 3, 2006 to Restricted Stock Agreement dated as of September 7, 2005 by and between the Company and John P. Clancy, Jr., incorporated by reference to Exhibit 10.44 to the Company’s 8-K filed on February 3, 2006.

10.8

Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-152076), filed on July 2, 2008, appearing under the heading “The Plan”.

10.9	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.10.1

Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.2.1 to the Company’s Form 8-K filed on December 24, 2008.

10.10.2

Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.2.2 to the Company’s Form 8-K filed on December 24, 2008.

10.10.3

Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.2.3 to the Company’s Form 8-K filed on December 24, 2008.

10.11

Change in Control/Noncompetition Agreement dated as of December 19, 2008 by and among the Company, the Bank and Robert R. Gilman, incorporated by reference to Exhibit 10.3.1 to the Company’s Form 8-K filed on December 24, 2008.

10.12	Change in Control/Noncompetition Agreement dated as of December 18, 2008 by and among the Company, the Bank and Stephen J. Irish.

10.13.1

Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the Company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.13.2

Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the Company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.13.3

Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Robert R. Gilman, incorporated by reference to Exhibit 10.39.3 to the Company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.14.1

First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Form 8-K filed on December 24, 2008.

10.14.2

First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Form 8-K filed on December 24, 2008.

10.14.3

First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Robert R. Gilman, incorporated by reference to Exhibit 10.1.3 to the Company’s Form 8-K filed on December 24, 2008.

10.15.1	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the Company’s 8-K filed on July 20, 2005.

10.15.2	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.40.2 to the Company’s 8-K filed on July 20, 2005.

10.15.3	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Robert R. Gilman, incorporated by reference to Exhibit 10.40.3 to the Company’s 8-K filed on July 20, 2005.

10.16

Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006.

10.17

Enterprise Bank Employee Incentive Compensation Plan, including information regarding grants to named executive officers, incorporated by reference to Exhibits 10.48.1 and 10.48.2 to the Company’s Form 8-K/A filed on August 7, 2008.

10.18	Description of directors’ compensation, incorporated by reference to Exhibit 20 to the Company’s Form 10-K for the year ended December 31, 2007.

10.19.1	Option Agreement between the Bank and Michael T. Putziger, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2008.

10.19.2	Amendment to Option Agreement between the Bank and Michael T. Putziger, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 9, 2008.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a - 14(a)

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a - 14(a)

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a - 14(b)

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

ENTERPRISE BANCORP, INC.

Date: March 16, 2009	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 16, 2009
George L. Duncan

/s/ James A. Marcotte	Executive Vice President, Chief	March 16, 2009
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 16, 2009
Michael K. Sullivan

/s/ Kenneth S. Ansin	Director	March 16, 2009
Kenneth S. Ansin

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 16, 2009
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 16, 2009
John R. Clementi

/s/ James F. Conway, III	Director	March 16, 2009
James F. Conway, III

/s/ Carole A. Cowan	Director	March 16, 2009
Carole A. Cowan

/s/ Nancy L. Donahue	Director	March 16, 2009
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 16, 2009
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 16, 2009
Eric W. Hanson

/s/ John P. Harrington	Director	March 16, 2009
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 16, 2009
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 16, 2009
Richard W. Main

/s/ Michael T. Putziger	Director	March 16, 2009
Michael T. Putziger

/s/ Carol L. Reid	Director	March 16, 2009
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 16, 2009
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 16, 2009
Nickolas Stavropoulos