Form 10-Q
period 2009-03-31
ENTERPRISE BANCORP INC /MA/
filed 2009-05-11
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerate filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 4, 2009 Common Stock - Par Value $0.01:  8,154,512 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and cash equivalents:
Cash and due from banks	$30,631	$21,479
Short-term investments	42,231	3,797
Total cash and cash equivalents	72,862	25,276

Investment securities at fair value	118,941	159,373
Loans, less allowance for loan losses of $15,985 at March 31, 2009, and $15,269 at December 31, 2008	960,449	933,372

Premises and equipment	22,457	21,651
Accrued interest receivable	5,232	5,357
Deferred income taxes, net	9,448	9,349
Bank-owned life insurance	13,426	13,290
Prepaid income taxes	507	1,034
Prepaid expenses and other assets	5,908	5,910
Core deposit intangible, net of amortization	176	209
Goodwill	5,656	5,656

Total assets	$1,215,062	$1,180,477

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$997,597	$947,903
Borrowed funds	104,244	121,250
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	8,919	7,546
Accrued interest payable	1,309	1,849

Total liabilities	1,122,894	1,089,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 8,151,781 and, 8,025,239 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	82	80
Additional paid-in capital	30,233	29,698
Retained earnings	60,955	60,200
Accumulated other comprehensive income	898	1,126

Total stockholders’ equity	92,168	91,104

Total liabilities and stockholders’ equity	$1,215,062	$1,180,477

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three months ended March 31, 2009 and 2008

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2009	2008

Interest and dividend income:
Loans	$13,620	$14,562
Investment securities	1,583	1,535
Short-term investments	17	62
Total interest and dividend income	15,220	16,159

Interest expense:
Deposits	3,639	5,363
Borrowed funds	95	586
Junior subordinated debentures	294	294
Total interest expense	4,028	6,243

Net interest income	11,192	9,916

Provision for loan losses	1,102	317
Net interest income after provision for loan losses	10,090	9,599

Non-interest income:
Investment advisory fees	649	820
Deposit service fees	873	877
Bank-owned life insurance	155	154
Other than temporary impairment on investment securities	(758)	—
Net gains on sales of investment securities	971	47
Gains on sales of loans	122	31
Other income	361	468
Total non-interest income	2,373	2,397

Non-interest expense:
Salaries and employee benefits	5,879	5,350
Occupancy expenses	1,894	1,621
Audit, legal and other professional fees	338	407
Advertising and public relations	546	367
Deposit insurance premiums	373	141
Supplies and postage	205	235
Investment advisory and custodial expenses	103	114
Other operating expenses	987	796
Total non-interest expense	10,325	9,031

Income before income taxes	2,138	2,965
Provision for income taxes	620	948

Net income	$1,518	$2,017

Basic earnings per share	$0.19	$0.25
Diluted earnings per share	$0.19	$0.25

Basic weighted average common shares outstanding	8,059,337	7,937,988
Diluted weighted average common shares outstanding	8,065,636	7,980,505

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Three months ended March 31, 2009

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2008	$80	$29,698	$60,200		$1,126	$91,104

Comprehensive income
Net income			1,518	$1,518		1,518
Other comprehensive loss, net				(228)	(228)	(228)
Total comprehensive income				$1,290
Common stock dividend paid ($0.095 per share)			(763)			(763)
Common stock issued under dividend reinvestment plan	1	266				267
Stock-based compensation	1	269				270
Balance at March 31, 2009	$82	$30,233	$60,955		$898	$92,168

See the accompanying notes to the unaudited consolidated financial statements

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

	March 31,	March 31,
(Dollars in thousands)	2009	2008
Cash flows from operating activities:
Net income	$1,518	$2,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,102	317
Depreciation and amortization	764	540
Amortization of intangible assets	33	33
Stock-based compensation expense	154	137
Mortgage loans originated for sale	(15,387)	(4,307)
Proceeds from mortgage loans sold	15,404	3,838
Gains on sales of loans	(122)	(31)
Net gains on sales of investment securities	(971)	(47)
Other-than-temporary-impairment on investment securities	758	—
Income on bank-owned life insurance, net of costs	(136)	(140)
Decrease in:
Accrued interest receivable	125	11
Prepaid expenses and other assets	529	4,784
Increase (decrease) in:
Accrued expenses and other liabilities	1,489	(380)
Accrued interest payable	(540)	(193)
Net cash provided by operating activities	4,720	6,579
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	38,865	—
Proceeds from maturities, calls and pay-downs of investment securities	8,240	10,882
Purchase of investment securities	(6,771)	(9,304)
Net increase in loans	(28,629)	(26,319)
Additions to premises and equipment, net	(1,586)	(1,119)
Proceeds from REO sales and payments	555	—
Net cash provided by (used in) investing activities	10,674	(25,860)
Cash flows from financing activities:
Net increase in deposits	49,694	36,801
Net decrease in borrowed funds	(17,006)	(8,840)
Cash dividends paid	(763)	(714)
Proceeds from issuance of common stock	267	257
Proceeds from exercise of stock options	—	90
Tax benefit from exercise of stock options	—	2
Net cash provided by financing activities	32,192	27,596

Net increase in cash and cash equivalents	47,586	8,315
Cash and cash equivalents at beginning of period	25,276	32,718
Cash and cash equivalents at end of period	$72,862	$41,033

Supplemental financial data:
Cash Paid For: Interest	$4,568	$6,436
Income taxes	490	250
Supplemental schedule of non-cash investing activity:
Transfer from loans to other real estate owned	555	—

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

(2)           Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s December 31, 2008 audited consolidated financial statements and notes thereto contained in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.  Interim results are not necessarily indicative of results to be expected for the entire year.

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2008 Annual Report on Form 10-K.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain fiscal 2008 information has been reclassified to conform to the 2009 presentation.

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

As discussed in the Company’s 2008 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill and other intangible assets.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for significant accounting policies.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(4)                     Reporting Comprehensive Income

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

The following table summarized the components of other comprehensive income (loss) for the three month periods ended March 31,

	2009	2008
Disclosure of other comprehensive income (loss):
Gross unrealized holding gains (losses) arising during the period	$(114)	$1,131
Income tax benefit (expense)	18	(434)
Net unrealized holding gains (losses), net of tax	(96)	697

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(758)	—
Income tax benefit	258	—
Reclassification adjustment for impairment realized, net of tax	(500)	—

Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains/(losses) on sales of securities during the period	971	47
Income tax benefit (expense)	(339)	(16)
Reclassification adjustment for gains/(losses) realized, net of tax	632	31

Other comprehensive (loss) income, net of reclassifications	$(228)	$666

(5)       FDIC Deposit Insurance Assessment

The company’s deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law.  As a result of bank failures in 2008, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined substantially, and the FDIC took several steps to restore the ratio, as required by law.  Under the FDIC’s DIF restoration plan, the assessment schedule was raised uniformly by seven basis points for all insured institutions for the first quarter of 2009.

In addition to the one-time increase in the 2009 first quarter assessment rates, the FDIC has also adopted a final rule to restore the DIF reserve ratio.  Among other matters, the final rule modifies the risk-based assessment system to require riskier institutions to pay a larger share of premiums beginning with the second quarter of 2009 and sets initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points.  The modified assessment system imposes higher rates for institutions with a significant reliance on secured liabilities, and higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The modified system also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and, for smaller institutions with high levels of Tier 1 capital. Management expects that the Bank’s FDIC insurance premiums will increase beginning in April 2009.  Management expects that the Bank will again qualify as Risk Category I in 2009, and is currently assessing the impact of the modified assessment system on the Company’s results of operations.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

In addition to general increases in the FDIC’s assessment rates, the Company’s insurance costs have increased in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) as described in the Company’s 2008 Annual Report on Form 10-K.

(6)       Accounting for Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2009 or December 31, 2008.  The Company’s tax years beginning after December 31, 2005 and later are open to federal and state income tax examinations.

(7)           Stock-Based Compensation

On May 5, 2009, the Company adopted a 2009 Stock Incentive Plan (the “2009 plan”).  The 2009 plan permits the board of directors to grant both incentive and non-qualified stock options (as well as restricted stock, restricted stock units and stock appreciation rights) to officers and other employees, directors and consultants for the purchase of up to 400,000 shares of common stock.

Prior to May 5, 2009, the Company had two stock incentive plans.  The Company has not significantly changed the general terms and conditions of these plans from those disclosed in the Company’s 2008 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers and other employees, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $154 thousand and $137 thousand for the three months ended March 31, 2009 and 2008, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $24 thousand and $12 thousand for the three month periods ended March 31, 2009 and 2008, respectively.

On March 17, 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, starting on the first anniversary date of the award.

Prior to the 2009 restricted stock grant, the Company had granted one restricted stock award, comprised of 17,500 shares, issued in September 2005.  The grant date fair value of the restricted stock awarded was $14.25 per share, which reflects the market value of the common stock on the grant date.  The shares granted vest twenty percent per year starting on the first anniversary date of the award and there have been no forfeitures to date.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $79 thousand for the three months ended March 31, 2009, compared to $84 thousand for the same period in 2008.

There were 51,050 stock option awards granted to employees during the three month period ended March 31, 2009 and 132,000 stock option awards granted to employees during the three month period ended March 31, 2008.  All of the options granted in 2009 and 2008 become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date, or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the three months ended March 31, 2009 and 2008.

	2009	2008

Options granted	51,050	132,000
Per share weighted average fair value	$2.51	$2.47
Percentage of market value at grant date	29%	19%
Average assumptions used in the model:
Expected volatility	40%	25%
Expected dividend yield	4.54%	2.82%
Expected life in years	5.5	5.5
Risk-free interest rate	2.32%	2.61%

Refer to note 9 “Stock Based Compensation Plans” in the Company’s 2008 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Director Stock-based Compensation

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $51 thousand and $41 thousand for the three months ended March 31, 2009 and  2008, respectively.  In January 2009, 13,013 shares of common stock were issued to directors in lieu of cash fees related to 2008 annual directors’ stock-based compensation expense of $168 thousand.

(8)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligation

Supplemental Retirement Plan

In 2005 the Company entered into salary continuation and supplemental life insurance agreements (see Supplement Life Insurance below) with three of its executive officers.  The salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Service Cost	$41	$85
Interest Cost	44	41
Net periodic benefit cost	$85	$126

Benefits paid amounted to $45 thousand for the three months ended March 31, 2009.  There were no benefits paid for the three months ended March 31, 2008.  The Company anticipates accruing an additional $256 thousand to the plan during the remainder of 2009.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at March 31, 2009 and December 31, 2008 amounted to $13.4 million and $13.3 million, respectively. There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplement life insurance which provides a death benefit to the officer’s designated beneficiaries.

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

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2009	2008
Service Cost	$5	$5
Interest Cost	20	15
Net periodic post retirement benefit cost	$25	$20

(9)       Earnings Per Share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended March 31,
	2009	2008
Basic weighted average common shares outstanding	8,059,337	7,937,988
Dilutive shares	6,299	42,517
Diluted weighted average common shares outstanding	8,065,636	7,980,505

Basic earnings per share	$0.19	$0.25
Effect of dilutive shares	0.00	0.00
Diluted earnings per share	$0.19	$0.25

At March 31, 2009, there were additional options outstanding to purchase up to 641,576 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(10)     Fair Value Measurements

On January 1, 2008, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement provides a single definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles, with the intention of increasing consistency and comparability in fair value measurements. The application of this Statement expanded disclosure requirements about fair value measurements.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company deferred the application of SFAS No. 157 to non-financial assets such as goodwill and real property held for sale, and non-financial liabilities until January 1, 2009.  The adoption of SFAS No. 157 did not require any new fair value measurements, as the Statement applies under other existing accounting pronouncements that require or permit fair value measurements.

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

The following table summarizes significant assets and liabilities carried at fair value at March 31, 2009 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities	$114,201	$4,444	$109,757

Assets measured on a non-recurring basis:
Impaired loans	$3,675	$—	$3,675
Other real estate owned	318	—	318

Available for sale securities

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

Impaired loans

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with  SFAS No. 114 (as amended).  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss.  Specific allowances assigned to the collateral dependent impaired loans at March 31, 2009 amounted  to $715 thousand, an increase of $437 thousand since December 31, 2008.

Other real estate owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure and held for sale is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is recorded at the lesser of the loan’s remaining principal balance or the estimated realizable fair value of the property acquired. The estimated realizable fair value is measured based on property appraisals taking into consideration market assessments for similar properties, less estimated costs to sell.  Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in estimated realizable fair value are charged to non-interest expense.

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the Company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be SFAS No. 157 Level 2 measurements.  In accordance with FASB Interpretation No. 45, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At March 31, 2009 and December 31, 2008, the estimated fair values of these commitments were immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment on the loan is quoted.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with SFAS No. 133 (as amended). The fair values of the Company’s derivative instruments are deemed to be SFAS No. 157 Level 2 measurements.   At March 31, 2009 and December 31, 2008, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

(11)         Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 (“FSP 107-1 and APB28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires publicly traded companies to provide disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the implementation of FSP 107-1 and APB 28-1 on its effective date to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, (“FSP 157-4”) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for determining fair value in accordance with FAS 157, and affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activities, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires disclosures when a change in inputs or valuation technique have been made during the period. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the implementation of FSP 157-4 to have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP establishes new criteria for the recognition of other than temporary impairment debt securities and requires additional disclosures of OTTI on debt and equity securities in the financial statements. If the Company does not intend to sell the security and it is more-likely-than-not that it will not be required to sell the security prior to recovery, the Company is required to recognize the amount of the OTTI loss related to credit in earnings, and the remaining loss will be recognized in other comprehensive income, net of tax. FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the implementation of FSP 115-2 and 124-2 to have a material impact on the Company’s financial position or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report and the Company’s 2008 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s reserve for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2008 Annual Report on From 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

While the current environment has impacted net income in the short term, it continues to provide many opportunities for a strong, well-capitalized, local community commercial bank like Enterprise Bank (the”Bank”), as demonstrated by the Company’s strong loan and deposit growth. During the quarter, loans increased by 3%, or $27.8 million, since December 31, 2008, a quarterly increase which amounts to an annualized growth rate of 12%, and loan quality remained solid. Total deposits, excluding brokered deposits, increased 6%, or $52.4 million, since December 31, 2008, representing an annualized growth rate of 24%.

Net income for the quarter ended March 31, 2009 was impacted primarily by an increase in the provision for loan losses, increases in expenses associated with expansion and growth initiatives, and an increase in FDIC insurance premiums incurred by all banking institutions, partially offset by an increase in net interest income.  Expenses related to expansion and growth initiatives included expenditures incurred in opening two new branches and a loan production office since March 31, 2008, increased salary and employee benefit costs and increased marketing and advertising expenses. Although these growth initiatives and accompanying expenses have impacted earnings in the short term, such initiatives are an investment in the long-term growth and value of the Company and are reflective of the opportunities in the marketplace for community banks such as Enterprise Bank.

• Results of Operations

Net income for the quarter ended March 31, 2009 was $1.5 million compared to $2.0 million for the quarter ended March 31, 2008.  Diluted earnings per share were $0.19 for the quarter compared to $0.25 for the same period in 2008.  The quarterly results represented decreases of 25% and 24% in net income and diluted EPS, respectively, compared to the same period in the prior year.

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

Net interest income for the quarter ended March 31, 2009 amounted to $11.2 million, compared to $9.9 million in the March 2008 quarter, an increase of $1.3 million, or 13%. The increase in net interest income over the comparable prior-year period was due primarily to strong loan growth, which helped to partially offset the reduction in asset yields, and a decrease in the cost of funding.  Average loan balances increased $119.4 million, or 14%, for the quarter ended March 31, 2009 compared to the first quarter in 2008.

Quarterly net interest margin was 4.17% for the three months ended March 31, 2009, compared to 4.24% and 4.18% for the quarters ended December 31, 2008 and March 31, 2008, respectively.  The yield on interest earning assets declined 109 basis points, while average total cost of funding declined 112 basis points, due to market rate reductions since the March 2008 quarter.

• Provision for loan losses and Credit Quality

The provision for loan losses amounted to $1.1 million for the three months ended March 31, 2009 compared to $317 thousand for the same period in 2008. The increased provision was due to several factors, including 2009 net charge-offs of $386 thousand compared to net recoveries of $24 thousand for the same period last year; an increase in specific reserves on impaired loans; and loan growth during the period. The allowance for loan losses to total loans ratio was 1.64% at March 31, 2009, compared to 1.61% at March 31, 2008.  In light of the current economic environment, overall asset quality remains solid, with annualized year-to-date net charge-offs amounting to 0.16% of average total loans in 2009, and non-performing assets to total assets of 0.93% at March 31, 2009 compared to 0.73% and 0.55% at December 31, 2008 and March 31, 2008, respectively.

The total value of the properties carried as OREO was $318 thousand at March 31, 2009, consisting of three properties acquired by foreclosure in the latter half of 2008.  There were no OREO properties at March 31, 2008.

• Non-interest income and expense

Non-interest income for the both the three month periods ended March 31, 2009 and March 31, 2008 amounted to $2.4 million. Net gains on security sales of $971 thousand, resulting from the sale of securities in the first quarter of 2009, and $758 thousand in other than temporary impairment (“OTTI”) charges on certain equity securities amounted to a net of $213 thousand in income, which was an increase of $166 thousand compared to the quarter ended March 31, 2008. Investment advisory income decreased $171 thousand as a result of the decline in the value of assets under management due to market conditions.

Non-interest expense for the three months ended March 31, 2009, amounted to $10.3 million, an increase of 14%, compared to the same quarter last year. The increase in non-interest expense was related primarily to the Company’s strategic growth initiatives resulting in increases in the areas of compensation-related costs, occupancy, and advertising and public relations expenses.  In addition, in 2009 the Company’s deposit insurance premiums increased due to changes in the FDIC insurance assessment rates which applied to all insured banks.  As a result of recent bank failures, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) has declined substantially, and the FDIC has taken steps, as required by law, to restore the DIF reserve ratio. Under the FDIC’s DIF restoration plan, the assessment schedule was raised uniformly by seven basis points for all insured institutions for the first quarter of 2009.  The Company has incurred additional deposit insurance expense due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”), as discussed in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

• Effective tax rates

The effective tax rate for the three months ended March 31, 2009 was 29% compared to 32% in the 2008 period. The decrease in the effective tax rate was primarily due to the impact of the level of non-taxable income on lower earnings.

• Sources and Uses of Funds

The Company’s primary sources of funds are customer deposits, brokered certificates of deposit (“brokered CDs”), borrowings from the Federal Home Loan Bank of Boston (the “FHLB”), repurchase agreements, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities.  The Company uses these funds to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.22 billion at March 31, 2009, an increase of 3% since December 31, 2008. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans. Total loans increased $27.8 million since December 31, 2008 and amounted to $976.4 million, or 80% of total assets. Commercial loans represented 85% of gross loans outstanding at March 31, 2009.

The investment portfolio is the other key component of the Company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The fair value of total investments amounted to $118.9 million at March 31, 2009, or 10% of total assets, and has decreased $40.4 million since December 31, 2008. The majority of the decline was due to net sales.  The proceeds from the sales were placed temporarily in short-term investments as of March 31, 2009.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit, interest checking and business checking accounts and traditional savings accounts). Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and certificates of deposit, or “CDs”), customer repurchase agreements, wholesale funding (brokered CDs and FHLB borrowings), and investment portfolio cash flow.

Deposits, excluding brokered CDs, amounted to $925.0 million, an increase of $52.4 million, or 6%, since December 31, 2008. Deposit growth was noted in all categories of products.

Wholesale funding amounted to $175.5 million at March 31, 2009, compared to $195.2 million at December 31, 2008.  At March 31, 2009, wholesale funding included $72.6 million in brokered CDs, a reduction of $2.7 million, or 4%, since December 31, 2008, and FHLB borrowings amounting to $102.8 million, a decrease of $17.0 million, or 14%, since December 31, 2008.

• Opportunities and Risks

The economic recession has had a severe impact on nationwide financial markets and the financial services industry in particular. However, the current economic crisis has not impacted the New England region as severely as many regions of the country.  Any long-term continuation of the nationwide recession, or possible lagging effects, could further weaken the local economy and have a severe impact on the Company’s financial condition, capital position, liquidity, and performance.

While the current economic environment presents significant challenges for all companies, management also believes that it creates opportunities for growth and expansion.  The Company’s disciplined and consistent lending and credit review practices, and the prudent investment strategies and strategic growth initiatives that have been in place since the Company was established twenty years ago, have served to provide quality asset growth over varying economic cycles.  Management believes that the Company’s strong capital position and high-quality balance sheet will enable it to expand its lending while larger regional and national banks tighten their underwriting standards. This has been demonstrated by the Company’s strong loan growth, particularly by the 14% loan growth in 2008 and a 12% annualized loan growth rate in the first quarter of 2009. The Company has concentrated on community lending with traditional mortgages and commercial loans to local businesses, professionals, non-profit organizations and individuals.  In addition, the Company continues to position itself to increase market share, with carefully planned expansion into neighboring markets through new branch development.  The Company opened a Methuen, Massachusetts branch in May 2008, a new Acton, Massachusetts branch on January 12, 2009, and a loan production office in Derry, New Hampshire in March 2009, with a full service Derry branch planned for later this year.  Management continues to undertake many significant initiatives, including investments in employee training and professional development, marketing and public relations, technology and facilities.  While management recognizes that such investments will increase expenses in the short-term, before the long-term benefits are fully realized, the Company believes that such initiatives are an investment in the long-term growth and value of the Company and are reflective of the opportunities in the marketplace for community banks such as Enterprise.

Notwithstanding the market opportunities that management believes the current economic environment has created, the Company’s primary market area will continue to be marked by substantial competition from multiple sources, including the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the continuing presence of large regional and national commercial banks, the products offered by non-bank financial services competitors and increased competition for investment advisory assets and deposit resources within the Company’s market area.  While the recent tightening of credit markets and contraction of liquidity for larger regional and national banks has resulted in some banks restricting their lending activity, it has also increased competition and rates for deposit resources within the Company’s market area.  This competition has an impact on the Company’s deposit strategy, as the Company may or may not choose to compete on rates depending on its funding needs and asset-liability position at any given time.  The Company will continue to face significant business risk in seeking to achieve its long-term growth objectives, which will continue to depend upon the Company’s success in differentiating itself from competitors, developing strong relationships with business and community leaders, and providing a superior customer experience through a full range of diversified financial products and services, delivered through consistent, responsive and personal service based on an understanding of the financial needs of customers.

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

Any further changes in government regulation or oversight as a result of the financial crisis could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating and compliance costs.  As discussed above, changes in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s TAGP have already increased the Company’s ongoing FDIC-related costs, and the FDIC’s intention to impose additional future special assessments to restore the DIF would further increase these costs.

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

Additional significant challenges facing the Company continue to be the effective management of interest rate and credit risk, liquidity management and capital adequacy, and operational risk.

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

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed under this Item 2 under the heading “Liquidity” below.

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At March 31, 2009, the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital could impact these regulatory capital designations.   For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2009, see the section entitled “Capital Resources” contained in this Item 2 below.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitor and safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external security assessments on the Company’s systems on a regular basis. These third parties test the Company’s network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, the Company contracts with an outside service provider to monitor usage patterns and identify unusual activity on debit/ATM cards issued by the Bank.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scans for computer viruses on the Company’s information systems.

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

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K.

Financial Condition

Total assets increased $34.6 million, or 3%, since December 31, 2008, to $1.22 billion at March 31, 2009.  The increase was primarily attributable to increases in total loans, funded primarily through deposit growth.

Short-term investments

As of March 31, 2009, short-term investments amounted to $72.9 million, an increase of $47.6 million compared to December 31, 2008. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows and the immediate liquidity needs of the Company.  The majority of the increase related to proceeds on sales of investment securities which settled in the latter half of March and had not yet been reinvested.

Investments

At March 31, 2009, the investment portfolio’s fair market value was $118.9 million, representing a decline of $40.4 million since December 31, 2008.  The decline was due primarily to the sale activity referred to below.  The fair market value of the investment portfolio represented 10% of total assets at March 31, 2009 and 14% at December 31, 2008.  As of the dates indicated below, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Federal agency obligations (1)	$1,495	$—	$4,526
Mortgage backed securities (MBS) (1)	41,615	82,936	60,455
Non-agency MBS	4,210	4,316	4,833
Municipal securities	62,437	61,386	64,154
Fixed income securities	$109,757	$148,638	$133,968

Equity securities	4,444	4,740	7,277
Federal Home Loan Bank stock (2)	4,740	5,995	3,895
Total investments	$118,941	$159,373	$145,140

(1)            Investments guaranteed by government enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB.

(2)            This stock is classified as a restricted investment and carried at cost.

See Note 10, “Fair Value Measurements” to the Company’s unaudited consolidated financial statements contained in this Form 10-Q for further information regarding the Company’s fair value measurements for available-for-sale securities.

The Company has not purchased sub-prime mortgage-backed securities and has never invested in the stock of Fannie Mae or Freddie Mac or purchased any corporate debt.

During the three months ended March 31, 2009, the Company sold $37.9 million in federal agency, MBS obligations and equity mutual funds, and recognized net gains of $971 thousand.  During the same period, the total principal paydowns, calls and maturities amounted to $8.2 million.  These portfolio cash flows were partially utilized to purchase $6.8 million in securities, with the remainder placed temporarily in short-term investments.

The net unrealized gain on the portfolio at March 31, 2009 was $1.4 million compared to a net unrealized gain of $1.7 million at December 31, 2008.  The net unrealized gain at March 31, 2009 was comprised of net unrealized gains of $1.4 million on the fixed income portfolio and net unrealized losses on the equity portfolio of $21 thousand.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss is deemed to be other than temporary, the Company marks the investment down to its carrying value through a charge to earnings.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity. Included in the net unrealized gains on the fixed income portfolio noted above were unrealized gains of $2.0 million and unrealized losses of $574 thousand. Management determined that the declines in market value on these fixed income investments at March 31, 2009 were due to interest rate volatility and not credit quality, as these securities were government agency guaranteed, “AAA” credit, or “investment grade” rated.  At March 31, 2009, management had the intent and ability to hold the fixed income securities in the portfolio with unrealized losses until the recovery of fair value, which may be upon maturity.  Therefore, the remaining unrealized losses were not considered other than temporary in nature at March 31, 2009.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual and other funds in the portfolio.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  During the first quarter of 2009, the Company recorded additional fair market value impairment charges, on certain investments contained in its equity portfolio, to reflect the impact of declines in the equity markets during the quarter.  In determining the OTTI, management considers the severity of the declines in the stock market and the general economy and the uncertainty in determining the likelihood of recovery in the short-term for these equities. The pretax impairment charge of $758 thousand represented a $501 thousand after tax charge against earnings.   During the fourth quarter of 2008, the Company recorded an OTTI charge, on certain mutual fund investments contained in its equity portfolio. The 2008 pretax impairment charge of $3.7 million represented a $2.4 million after tax charge against earnings. In March 2009 the Company sold $991 thousand of these previously impaired equity funds and recognized losses of $299 thousand.  There were no other securities at March 31, 2009 that were considered other than temporarily impaired.

As a member of the FHLB, the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.

From time to time the Company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $39.8 million and $42.8 million at March 31, 2009 and December 31, 2008 respectively.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $12.2 million and $49.2 million at March 31, 2009 and December 31, 2008 respectively.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $48.2 million and $49.1 million at March 31, 2009 and December 31, 2008, respectively.  This borrowing facility was put in place during 2008.

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

The Company continues to actively grow its loan portfolio.  Total loans amounted to $976.4 million at March 31, 2009, an increase of $27.8 million, or 3%, compared to December 31, 2008, and an increase of 13% since March 31, 2008.  Total loans represented 80% of total assets at March 31, 2009 and at December 31, 2008.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $25.4 million over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$488,550	50.0%	$472,279	49.7%	$413,430	48.0%
Commercial and industrial	242,133	24.8%	231,815	24.4%	204,029	23.7%
Commercial construction	97,205	9.9%	98,365	10.4%	116,340	13.5%
Total commercial loans	827,888	84.7%	802,459	84.5%	733,799	85.2%

Residential mortgages	87,240	8.9%	84,609	8.9%	75,662	8.8%
Residential construction	4,895	0.5%	6,375	0.7%	3,818	0.4%
Home equity	51,994	5.3%	49,773	5.2%	43,402	5.0%
Consumer	3,705	0.4%	4,857	0.5%	4,268	0.5%
Loans held for sale	1,701	0.2%	1,596	0.2%	768	0.1%
Gross loans	977,423	100.0%	949,669	100.0%	861,717	100.0%
Deferred fees, net	(989)		(1,028)		(1,055)
Total loans	976,434		948,641		860,662

Allowance for loan losses	(15,985)		(15,269)		(13,886)
Net loans	$960,449		$933,372		$846,776

Commercial real estate loans increased $16.3 million, or 3%, as of March 31, 2009, compared to December 31, 2008, and 18% compared to March 31, 2008.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $10.3 million, or 4%, since December 31, 2008, and 19% as compared to March 31, 2008.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial loans include unsecured loans or lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables, and are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased by $1.2 million, or 1%, from December 31, 2008, and 16% compared to March 31, 2008. The decrease reflects the limited new construction projects by qualified builders due to the impact of the current economic environment on the construction industry.   Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential real estate loans, residential construction, home equity mortgages and consumer loans combined remained relatively consistent representing approximately 15% of the total loan portfolio at March 31, 2009 and December 31, 2008.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the three months ended March 31,

2009 the Company originated $15.4 million in residential loans designated for sale, compared to $4.3 million for the comparable period in the prior year.

At March 31, 2009, the Company had commercial loan balances participated out to various banks amounting to $20.1 million, compared to $19.2 million at December 31, 2008.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $23.9 million and $24.9 million at March 31, 2009 and December 31, 2008, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $309.6 million and $275.3 million at March 31, 2009 and December 31, 2008, respectively.

Credit Risk/Asset Quality and the Allowance for Loan Losses

The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk”.  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  Commercial loan size is typically larger and the underlying collateral values, the actual cost necessary to complete a construction project or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the local economy in general. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material adverse impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

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

Non-performing assets are comprised of non-accrual loans, deposit account overdrafts that are more than 90 days past due and OREO.  The designation of a loan or other asset as non-performing does not necessarily indicate that loan principal and interest will ultimately be uncollectible.  However, management recognizes the greater risk characteristics of these assets and therefore considers the potential risk of loss on assets included in this category in evaluating the adequacy of the allowance for loan losses.  Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional or national economic conditions, could negatively impact the Company’s level of non-performing assets in the future.

On a quarterly basis, management prepares an estimate of the reserves necessary to cover estimated credit losses.  The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company’s allowance is accounted for in accordance with SFAS No. 114, as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures”, and SFAS No. 5, “Accounting for Contingencies.”  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.   In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the strength of the local and national economy, and comparison to industry peers, among other factors.  Except for loans specifically identified as impaired, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the historic loss experience as well as the quantitative and qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

There were no significant changes in the Company’s underwriting, credit risk management system, or the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The allowance for loan losses to total loans ratio was 1.64% at March 31, 2009 compared to the December 31, 2008 ratio of 1.61%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of March 31, 2009.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008

Commercial real estate	$4,945	$3,691	$3,405
Commercial and industrial	3,320	1,713	1,697
Commercial construction	1,400	1,400	372
Residential and home equity	1,268	1,168	488
Consumer	11	39	9
Total non-accrual loans	10,944	8,011	5,971
Accruing loans > 90 days past due	10	256	—
Total non-performing loans	10,954	8,267	5,971
Other real estate owned (“OREO”)	318	318	—
Total non-performing assets	$11,272	$8,585	$5,971

Total Loans	$976,434	$948,641	$860,662

Loans 60-89 days past due: Total loans	0.07%	0.28%	0.05%
Adversely classified loans: Total loans	1.77%	1.46%	1.04%
Non-performing loans: Total loans	1.12%	0.87%	0.69%
Non-performing assets: Total assets	0.93%	0.73%	0.55%

Allowance for loan losses	$15,985	$15,269	$13,886
Allowance for loan losses: Non-performing loans	145.93%	184.70%	232.56%
Allowance for loan losses: Total loans	1.64%	1.61%	1.61%

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

In general, non-performing statistics have trended upward in 2008 and 2009, as would be expected given the current economic recession. However, management does not consider the increase since 2008 to be indicative of a significant trend of deterioration in the credit quality of the general loan portfolio at March 31, 2009.  Overall asset quality remained solid during the period as indicated by the following factors: the reasonable ratio of non-performing loans, given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans are adequately collateralized at March 31, 2009.

The $2.7 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2008, was primarily due to net additions within the commercial and industrial portfolios ($1.6 million) and commercial real estate ($1.3 million).  In the opinion of management the majority of the non-performing loans were adequately supported by expected future cash flows or the value of the underlying collateral and management expects that these principal advances will ultimately be collected.  Management closely monitors these relationships for collateral or credit deterioration.

At March 31, 2009, the Company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $17.3 million, compared to $13.9 million at December 31, 2008.  There were no loans classified as “Loss” at either March 31, 2009 or December 31, 2008.  Included in the adversely classified balances were non-accrual loans amounting to $8.9 million and $7.4 million at March 31, 2009 and December 31, 2008, respectively.  Non-accrual loans which were not adversely classified amounted to $2.0 million and $584 thousand at March 31, 2009 and December 31, 2008, respectively, and represented primarily the guaranteed portions of non-performing Small Business Administration loans.   The remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

Total impaired commercial loans amounted to $16.1 million and $10.4 million at March 31, 2009 and December 31, 2008, respectively.  Included in these impaired balances were non-accrual loans amounting to $9.9 million and $6.7 million as of March 31, 2009 and December 31, 2008, respectively.    Accruing impaired loans amounted to $6.2 million and $3.7 million at March 31, 2009 and December 31, 2008, respectively. In the opinion of management, at March 31, 2009, impaired loans totaling $4.8 million required specific reserve allocations of $1.0 million and impaired loans totaling $11.3 million required no specific reserves.  At December 31, 2008, impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand and impaired loans totaling $5.2 million required no specific reserves.

Total restructured loans outstanding as of March 31, 2009 and December 31, 2008 were $8.3 million and $4.7 million, respectively.  Restructured loans included in non-performing assets amounted to $2.1 million and $1.0 million at March 31, 2009 and December 31, 2008, respectively.

One property was transferred into OREO in 2009 as the result of foreclosure proceedings and was subsequently sold prior to March 31, 2009.   The carrying value of OREO at March 31, 2009 and December 31, 2008 was $318 thousand and consisted of three individual properties.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2009	2008

Balance at beginning of year	$15,269	$13,545

Charged-off loans:
Commercial real estate	(254)
Commercial and industrial	(101)	(12)
Commercial construction
Residential and home equity	(12)
Consumer	(41)	(2)
Total Charged off	(408)	(14)

Recoveries on charged-off loans:
Commercial real estate
Commercial and industrial	13	3
Commercial construction
Residential and home equity	7	33
Consumer	2	2
Total recoveries	22	38

Net loans(charged-off) / recovered	(386)	24

Provision charged to operations	1,102	317
Balance at March 31,	$15,985	$13,886

Annualized net loans (charged-off) / recovered: Average loans outstanding	(0.16)%	0.01%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The increased provision compared to the prior-year was primarily due to the effect of net charge-offs, specific reserves and loan growth.   Total loans have increased $27.8 million, or 3%, since December 31, 2008. Year-to-date, the Company recorded 2009 net charge-offs of $386 thousand, compared to 2008 year-to-date net recoveries of $24 thousand.  The 2009 quarter’s provision also reflected additional specific reserves of $569 thousand for impaired commercial loans.

Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s 2008 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

Total deposits amounted to $997.6 million at March 31, 2009, an increase of $49.7 million, or 5%, compared to December 31, 2008, and an increase of 10% since March 31, 2008.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$169,362	17.0%	$166,430	17.5%	$166,386	18.4%
Interest bearing checking	177,631	17.8%	158,005	16.7%	165,111	18.2%
Total checking	346,993	34.8%	324,435	34.2%	331,497	36.6%

Retail savings/money markets	157,416	15.8%	152,021	16.0%	146,188	16.1%
Commercial savings/money markets	166,288	16.6%	141,997	15.0%	135,853	15.0%
Total savings/money markets	323,704	32.4%	294,018	31.0%	282,041	31.1%

Certificates of deposit	254,258	25.5%	254,086	26.8%	239,638	26.5%

Total non-brokered deposits	924,955	92.7%	872,539	92.0%	853,176	94.2%

Brokered certificates of deposit	72,642	7.3%	75,364	8.0%	52,411	5.8%

Total deposits	$997,597	100.0%	$947,903	100.0%	$905,587	100.0%

Excluding brokered CDs, deposit balances increased $52.4 million, or 6%, since December 31, 2008.  Balance increases, excluding brokered CDs, were noted in all categories as of March 31, 2009 compared to December 31, 2008, particularly in commercial savings and money market and checking accounts.   Commercial savings and money market accounts increased $24.3 million, or 17%, since December 31, 2008, while checking accounts increased $22.6 million or 7% over the same period. Increases in commercial savings and money market accounts were attributed to customers seeking higher-yielding secure products as alternatives for their investable funds due to continued volatility in financial markets.  Checking account balances fluctuate based on customer’s cash needs for operations.

In addition to community generated deposits, management continues to utilize both brokered CDs and FHLB borrowings as funding sources for continued loan growth.  At March 31, 2009, brokered CDs decreased slightly by $2.7 million, or 4%, since December 31, 2008.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $104.2 million at March 31, 2009, a decrease of $17.0 million, or 14%, since December 31, 2008, compared to an increase of $31.7 million at March 31, 2008.  FHLB advances continue to be a cost effective funding source to support the Company’s loan growth. Balances have declined since December due to growth in deposit balances.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	March 31, 2009		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,412	1.4%	$1,418	1.2%	$3,257	4.5%
FHLB borrowings	102,832	98.6%	119,832	98.8%	69,332	95.5%
Total borrowed funds	$104,244	100.0%	$121,250	100.0%	$72,589	100.0%

At March 31, 2009, the bank had the capacity to borrow additional funds from the FHLB of up to $79.2 million and capacity to borrow from the FRB of $45.9 million.

Assets under management

Investment assets under management amounted to $409.8 million at March 31, 2009 compared to $439.7 million at December 31, 2008, a decrease of 7%.  The decrease was primarily attributable to declines in equity market values during the period, as well as declines in commercial sweep account balances.  The decline in investment assets under management was offset by an increase in total assets resulting in total assets under management amounting to $1.65 billion at March 31, 2009 and December 31, 2008.

Accounting Policies/Critical Accounting Estimates

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2008 Annual Report on Form 10-K. In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.

As discussed in the Company’s 2008 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill and other intangible assets.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K for significant accounting policies.

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

The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.  The Company’s wholesale funding sources include borrowing capacity in the brokered CD market, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), the FDIC will guarantee certain newly issued senior unsecured debt and certain convertible debt of banks, thrifts and certain holding companies.  The Company opted to participate in this program and will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009, or in the case of mandatory convertible debt, on or after February 27, 2009, with mandatory conversion into common shares of the issuing entity on a specified date that is on or before June 30, 2012).  As of March 31, 2009, the Company did not have any debt guaranteed under the TLGP.

Capital Resources

As of March 31, 2009, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of March 31, 2009 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$108,389	10.62%	$81,658	8.00%	$102,073	10.00%

Tier 1 Capital (to risk weighted assets)	95,590	9.36%	40,829	4.00%	61,244	6.00%

Tier 1 Capital (to average assets)	95,590	8.10%	47,184	4.00%	58,980	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $267 thousand of the $763 thousand cash dividend paid through March 31, 2009, into 30,329 shares of the Company’s common stock.

On April 21, 2009, the Company announced a quarterly dividend of $0.095 per share to be paid on June 1, 2009 to shareholders of record as of May 11, 2009. The quarterly dividend represents a 5.6% increase over the 2008 dividend rate.

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Unless otherwise indicated, the reported results are for the three months ended March 31, 2009 with the “comparable period” and “prior period” being the three months ended March 31, 2008. Average yields are presented on a tax equivalent basis.

The Company reported first quarter 2009 net income of $1.5 million compared to $2.0 million for the same period in 2008, a decrease of 25%.  Diluted earnings per common share were $0.19 for the three months ended March 31, 2009 compared to $0.25 for the comparable 2008 period, a decrease of 24%.

Net income for the current quarter compared to the same quarter in 2008 was impacted by an increase in the provision for loan loss and non-interest expenses, partially offset by an increase in net interest income. These changes are discussed in more detail below.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) for the three months ended March 31, 2009 was 4.17%, compared to 4.18% in the prior period.  While the margin is relatively flat, both the yield on the interest earning assets and the average cost of funds have declined by over 100 basis points.

During the current quarter, margin declined 7 basis points compared to the fourth quarter of 2008. This decline resulted primarily from assets repricing downward due to the prime rate decrease in mid December 2008.

Net Interest Income

The Company’s net interest income was $11.2 million for the three months ended March 31, 2009 compared to $9.9 million for the first quarter 2008. The increase in net interest income over the prior year was due to strong loan growth, as margin was relatively flat as noted above. Total interest and dividend income for the 2009 period decreased by $939 thousand, while total interest expense decreased by $2.2 million compared to the prior period. These changes are discussed below.

Interest Income

Total interest income amounted to $15.2 million, a decrease of 6% compared to the prior period.  The decrease resulted primarily from a 109 basis point decrease in the average tax equivalent yield on interest earning assets to 5.63%, due to the reduction in market interest rates.  However, the decline in yield was partially offset by the impact of a $133.5 million, or 14%, increase in the average balance of interest earning assets.

Interest income on loans amounted to $13.6 million, a decrease of $942 thousand compared to the prior period, due primarily to the decline in market rates, partially offset by the impact of growth in average balances. The average yield on loans declined 122 basis points compared to the prior period and amounted to 5.78% for the three months ended March 31, 2009. At the same time, average loan balances increased $119.4 million, or 14%, compared to the prior period.

Total investment income amounted to $1.6 million from the three months ended March 31, 2009 and 2008. The impact of the 42 basis point decrease in the average yield on investments was offset by the $14.1 million, or 10%, increase in average balances of investment securities and short-term investments (together “investments”) over the comparable period.

Interest Expense

Interest expense amounted to $4.0 million, a decrease of 35% compared to the prior period.  The decrease resulted primarily from a 112 basis point decrease in the average cost of deposits, borrowed funds and debentures due to the reduction in market interest rates. The decrease was partially offset by the expense associated with an increase of $132.7 million, or 14%, in the average balance of these funding sources.

Interest expense on interest checking, savings and money market accounts decreased $610 thousand, or 32%, compared to the prior period.  The decrease was primarily due to the 65 basis point decrease in rates, offset in part by an 8% increase in average balances.

Interest expense on total CDs (brokered and non-brokered) decreased $1.1 million, or 32%, compared to the prior period, due primarily to the decrease in market rates, partially offset by an increase in average balances. Interest expense on brokered CDs decreased $602 thousand, or 60%, over the comparable period, while interest expense on non-brokered CDs decreased $512 thousand, or 21%, over the comparable period.   The average cost of brokered CDs decreased 336 basis points, to 1.83% for the three months ended March 31, 2009 compared to the prior period, while the average cost of non-brokered CDs decreased 135 basis points, to 3.08%, for the three months ended March 31, 2009.  Average brokered CD balances increased by $10.3 million and the average balances of non-brokered CDs increased $32.9 million, or 15%, compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $491 thousand compared to the prior period.  The decrease was primarily attributed to the reduction in the average cost of borrowed funds by 384 basis points since the quarter ended March 31, 2008, partially offset by increases in average balances of $59.1 million. The increase in these average balances was primarily due to the use of FHLB advances to support loan growth as declines in short-term FHLB rates provided a cost effective funding mechanism.

The interest expense and average rate on junior subordinated debentures was $294 thousand and 10.88%, respectively, for three months ended March 31, 2009 and 2008.

The average balance of non-interest bearing demand deposits, for the three months ended March 31, 2009, decreased $2.5 million as compared to the prior period. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding for the three months ended March 31, 2009 and the three months ended March 31, 2008 represented 16% and 18% of total average deposit balances.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(942)	$2,052	$(2,510)	(484)
Investments (1)	3	180	(155)	(22)
Total interest earnings assets	(939)	2,232	(2,665)	(506)

Interest Expense
Int chkg, savings and money market	(610)	145	(685)	(70)
Certificates of deposit (2)	(1,114)	490	(1,384)	(220)
Borrowed funds	(491)	602	(511)	(582)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(2,215)	1,237	(2,580)	(872)

Change in net interest income	$1,276	$995	$(85)	366

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2009 and 2008.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$959,059	13,620	5.78%	$839,626	$14,562	7.00%
Investments (3)	162,031	1,600	4.70%	147,954	1,597	5.12%
Total interest earnings assets	1,121,090	15,220	5.63%	987,580	16,159	6.72%

Other assets	70,462			67,258

Total assets	$1,191,552			$1,054,838

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$460,554	1,297	1.14%	$427,685	1,907	1.79%
Certificates of deposit (4)	343,787	2,342	2.76%	300,633	3,456	4.62%
Borrowed funds	115,600	95	0.33%	56,478	586	4.17%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	930,766	4,028	1.75%	795,621	6,243	3.16%

Net interest rate spread			3.88%			3.56%

Demand deposits	158,460	—		160,937	—
Total deposits, borrowed funds and debentures	1,089,226	4,028	1.50%	956,558	6,243	2.62%

Other liabilities	10,034			10,558
Total liabilities	1,099,260			967,116

Stockholders’ equity	92,292			87,722

Total liabilities and stockholders’ equity	$1,191,552			$1,054,838

Net interest income		11,192			$9,916

Net interest margin (tax equivalent)			4.17%			4.18%

(1)        Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $376 and $360 for the periods ended March 31, 2009 and March 31, 2008 respectively.

(2)        Average loans include non-accrual loans and are net of average deferred loan fees.

(3)        Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)        Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $1.1 million compared to $317 thousand for the prior period.  The increases over the prior period was primarily due to the effects of net charge-offs, specific reserves and loan growth.

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

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The provision for loan losses is a significant factor in the Company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition — Credit Risk/Asset Quality and the Allowance for Loan Losses” in this Form 10-Q above and “Credit Risk/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2008 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income declined by $24 thousand or 1% for the three months ended March 31, 2009 compared to the same period in 2008.  The change was due primarily to net gains on security sales, offset by OTTI charge on investment securities and a decline in investment advisory income.

Net gains on security sales amounted to $971 thousand, resulting from the sale of $37.9 million in the first quarter of 2009.  The company also recognized a $758 thousand OTTI charge on certain equity securities.  Combined these items contributed $213 thousand of income for the quarter ended March 31, 2009, which was an increase of $166 thousand compared to the quarter ended March 31, 2008.  The OTTI charge on investment securities recorded in 2009 represented a charge to earnings on certain equity investments in the investment portfolio. This charge reflects the continued downturn in the equity markets resulting in the book value of these investments being written down to market value as of March 31, 2009.

Investment advisory income decreased $171 thousand primarily as a result of the decline in the value of assets under management due to market conditions.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2009, increased $1.3 million, or 14%, compared to the prior period. The increases in non-interest expense were primarily related to the Company’s strategic growth initiatives resulting in increases in the areas of compensation-related costs, advertising and occupancy.  In addition, in 2009 the Company’s FDIC deposit insurance premiums increased.

Salaries and employee benefits increased $529 thousand, or 10%, compared to the prior period, primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including two new branches and a loan production office, as well as salary adjustments since the prior period.

Occupancy expenses increased $273 thousand, or 17%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives.

Advertising and public relations expenses increased $179 thousand, or 49%, compared to the prior period. The increase primarily resulted from advertising costs which supported the Company’s branding, expansion and business development efforts, including philanthropic activity and costs associated with the Bank’s 20th anniversary celebration.

Deposit insurance premiums increased $232 thousand due to changes in the FDIC insurance assessment rates which applied to all insured banks.

Income Tax Expense

Income tax expense for the three months ended March 31, 2009 and March 31, 2008 was $620 thousand and $948 thousand, respectively. The effective tax rate for the three months ended March 31, 2009 and March 31, 2008 was 29% and 32%, respectively. The decrease in the effective tax rate was primarily due to lower earnings and the increased impact of non-taxable income from certain tax-exempt assets.

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

In 2009, the Company continued to experience the effects of a declining yield curve scenario as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25% due to the economic environment. This resulted in margin compression as rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions.  The effect of the margin compression was partially offset by an increase in net interest income due to loan growth.

There have been no material changes in the results of the company’s net interest income sensitivity analysis as reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At March 31, 2009 management continues to consider the company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2009) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2009.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2009.

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

ENTERPRISE BANCORP, INC.

DATE: May 11, 2009	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)