Form 10-Q
period 2009-06-30
ENTERPRISE BANCORP INC /MA/
filed 2009-08-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2009

or

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:   001-33912

Enterprise Bancorp, Inc.

 (Exact name of registrant as specified in its charter)

Massachusetts	04-3308902
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

222 Merrimack Street, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip code)

(978) 459-9000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerate filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 3, 2009 Common Stock - Par Value $0.01:  8,222,424 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,827	$21,479
Short-term investments	24,838	3,797
Total cash and cash equivalents	54,665	25,276

Investment securities at fair value	127,490	159,373
Loans, less allowance for loan losses of $16,710 at June 30, 2009, and $15,269 at December 31, 2008	1,002,713	933,372

Premises and equipment	22,857	21,651
Accrued interest receivable	5,154	5,357
Deferred income taxes, net	9,992	9,349
Bank-owned life insurance	13,561	13,290
Prepaid income taxes	1,163	1,034
Prepaid expenses and other assets	4,876	5,910
Core deposit intangible, net of amortization	143	209
Goodwill	5,656	5,656

Total assets	$1,248,270	$1,180,477

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,085,190	$947,903
Borrowed funds	44,746	121,250
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	11,985	7,546
Accrued interest payable	1,713	1,849

Total liabilities	1,154,459	1,089,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 8,222,424 and, 8,025,239 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	82	80
Additional paid-in capital	30,896	29,698
Retained earnings	61,552	60,200
Accumulated other comprehensive income	1,281	1,126

Total stockholders’ equity	93,811	91,104

Total liabilities and stockholders’ equity	$1,248,270	$1,180,477

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest and dividend income:
Loans	$14,095	$14,091	$27,715	$28,653
Investment securities	1,121	1,477	2,704	3,012
Total short-term investments	56	43	73	105
Total interest and dividend income	15,272	15,611	30,492	31,770

Interest expense:
Deposits	3,294	4,583	6,933	9,946
Borrowed funds	67	578	162	1,164
Junior subordinated debentures	295	295	589	589
Total interest expense	3,656	5,456	7,684	11,699

Net interest income	11,616	10,155	22,808	20,071

Provision for loan losses	864	550	1,966	867

Net interest income after provision for loan losses	10,752	9,605	20,842	19,204

Non-interest income:
Investment advisory fees	697	841	1,346	1,661
Deposit service fees	905	961	1,778	1,838
Bank-owned life insurance	156	153	311	307
Other than temporary impairment on investment securities	(16)	—	(774)	—
Net gains on sales of investment securities	—	—	971	47
Gains on sales of loans	256	29	378	60
Other income	357	404	718	872
Total non-interest income	2,355	2,388	4,728	4,785

Non-interest expense:
Salaries and employee benefits	6,166	5,807	12,045	11,157
Occupancy expenses	1,886	1,631	3,780	3,252
Audit, legal and other professional fees	422	358	760	765
Advertising and public relations	446	471	992	838
Deposit insurance premiums	954	202	1,327	343
Supplies and postage	212	228	417	463
Investment advisory and custodial expenses	116	88	219	202
Other operating expenses	1,028	819	2,015	1,615
Total non-interest expense	11,230	9,604	21,555	18,635

Income before income taxes	1,877	2,389	4,015	5,354
Provision for Income Taxes	503	606	1,123	1,554

Net income	$1,374	$1,783	$2,892	$3,800

Basic earnings per share	$0.17	$0.22	$0.36	$0.48

Diluted earnings per share	$0.17	$0.22	$0.36	$0.48

Basic weighted average common shares outstanding	8,181,721	7,962,963	8,120,867	7,950,475

Diluted weighted average common shares outstanding	8,195,116	8,000,586	8,133,032	7,990,545

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Six months ended June 30, 2009

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2008	$80	$29,698	$60,200		$1,126	$91,104

Comprehensive income
Net income			2,892	2,892		2,892
Other comprehensive income, net				155	155	155
Total comprehensive income				$3,047
Tax benefit from exercise of stock options		13				13
Common stock dividend paid ($0.19 per share)			(1,540)			(1,540)
Common stock issued under dividend reinvestment plan	1	536				537
Stock-based compensation	1	429				430
Stock options exercised		220				220
Balance at June 30, 2009	$82	$30,896	$61,552		$1,281	$93,811

See the accompanying notes to the unaudited consolidated financial statement

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

		Six months ended
		June 30,	June 30,
	(Dollars in thousands)	2009	2008
	Cash flows from operating activities:
	Net income	$2,892	$3,800
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,966	867
	Depreciation and amortization	1,560	1,166
	Amortization of intangible assets	66	66
	Stock-based compensation expense	369	259
	Mortgage loans originated for sale	(38,678)	(7,944)
	Proceeds from mortgage loans sold	37,899	7,278
	Gains on sales of loans	(378)	(60)
	Net gains on sales of investment securities	(971)	(47)
	Other-than-temporary-impairment on investment securities	774	—
	Income on bank-owned life insurance, net of costs	(271)	(280)
	(Increase)/Decrease in:
	Accrued interest receivable	203	499
	Prepaid expenses and other assets	1,213	2,744
	Deferred income tax	(763)	—
	Increase (decrease) in:
	Accrued expenses and other liabilities	4,500	5
	Accrued interest payable	(136)	(497)
	Net cash provided by operating activities	10,245	7,856
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	39,505	—
	Proceeds from maturities, calls and pay-downs of investment securities	22,659	20,949
	Purchase of investment securities	(29,783)	(18,930)
	Net increase in loans, net of charge-offs	(70,750)	(50,850)
	Additions to premises and equipment, net	(2,792)	(2,249)
	Proceeds from OREO sales and payments	632	—
	Purchase of OREO	(340)	—
	Net cash used in investing activities	(40,869)	(51,080)
	Cash flows from financing activities:
	Net increase in deposits	137,287	53,676
	Net (decrease)/increase in borrowed funds	(76,504)	2,644
	Cash dividends paid	(1,540)	(1,430)
	Proceeds from issuance of common stock	537	507
	Proceeds from exercise of stock options	220	109
	Tax benefit from exercise of stock options	13	2
	Net cash provided by financing activities	60,013	55,508

	Net increase in cash and cash equivalents	29,389	12,284
	Cash and cash equivalents at beginning of period	25,276	32,718
	Cash and cash equivalents at end of period	$54,665	$45,002

	Supplemental financial data:
Cash Paid For:	Interest	$7,820	$12,196
	Income taxes	2,408	2,518
	Supplemental schedule of non-cash investing activity:
	Transfer from loans to real estate owned	600	—

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

Based on management’s evaluation through August 10, 2009, the date the financials statements were originally issued to shareholders, there were no events or material transactions subsequent to the financial statements date that required recognition or disclosure in the financial statements presented in this Form 10-Q.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table summarized the components of other comprehensive income (loss) for the six month periods ended June 30,

	2009	2008
Disclosure of other comprehensive income (loss):

Gross unrealized holding gains (losses) on investments arising during the period	$485	$(1,291)
Income tax benefit (expense)	(209)	436
Net unrealized holding gains (losses), net of tax	276	(855)

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(774)	—
Income tax benefit	263	—
Reclassification adjustment for impairment realized, net of tax	(511)	—

Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	971	47
Income tax expense	(339)	(16)
Reclassification adjustment for gains realized, net of tax	632	31

Other comprehensive income (loss), net of reclassifications	$155	$(886)

(5)                     FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law.  As a result of nationwide bank failures in 2008, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined substantially, and the FDIC took several steps to restore the ratio, as required by law.

Under the FDIC’s DIF restoration plan, the assessment schedule for the first quarter of 2009 was raised uniformly for all insured institutions.  In addition, the FDIC subsequently adopted a final rule to restore the DIF reserve ratio, which among other matters, modified the risk-based assessment system to require riskier institutions to pay a larger share of premiums beginning with the second quarter of 2009.  The modified assessment system imposes higher rates for institutions with a significant reliance on secured liabilities, and higher rates for institutions with a significant reliance on brokered deposits but, for well-managed and well-capitalized institutions, only when accompanied by rapid asset growth. The modified system also provides incentives in the form of a reduction in assessment rates for institutions to hold long-term unsecured debt and for smaller institutions with high levels of Tier 1 capital.

As an additional measure, in May 2009, the FDIC also adopted a rule to impose special assessments on all insured depository institutions in 2009.  The initial 5 basis point special assessment, based on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009, will be collected on September 30, 2009.   The rule allows the FDIC Board to impose possible additional special assessments, of up to 5 basis points of assets minus Tier 1 capital, if necessary for the third and fourth quarters of 2009 in order to maintain the DIF at a level that will preserve public confidence and an adequate fund balance.

In addition to general increases in the FDIC’s assessment rates, the Company’s deposit insurance costs have increased in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) as described in the Company’s 2008 Annual Report on Form 10-K.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Any special assessment in the third or fourth quarter of 2009 or thereafter, as well as any future increases in annual assessment rates, will further increase the Company’s deposit insurance expense and may have a material adverse effect on the Company’s results of operations.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2009.  The Company’s tax years beginning after December 31, 2005 and later are open to federal and state income tax examinations.

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

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers and other employees, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $215 thousand and $122 thousand for the three months ended June 30, 2009 and 2008, respectively and was $369 thousand and $259 thousand for the six months ended June 30, 2009 and 2008, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $80 thousand and $13 thousand for the three months ended June 30, 2009 and 2008 respectively and $104 thousand and $25 thousand for the six months ended June 30, 2009 and 2008, respectively.

There were no restricted stock awards granted during the three month period ended June 30, 2009. During the first quarter of 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, starting on the first anniversary date of the award. There have been 150 awards forfeited to date.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $80 thousand and $159 thousand for the three and six months ended June 30, 2009, compared to $64 thousand and $148 thousand  for the same period in 2008. There were no stock option awards granted to employees during the three month period ended June 30, 2009 and 51,050 stock option awards granted to employees during the six month period ended June 30, 2009. There were no stock option awards granted during the three months ended June 30, 2008, and there were 132,000 stock option awards granted during the six month period ended June 30, 2008. All of the options granted in 2009 and 2008 become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the six months ended June 30, 2009 and 2008.

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

Director Stock-based Compensation

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $55 thousand and $106 thousand for the three and six months ended June 30, 2009 compared to $45 thousand and $86 thousand for the same periods in 2008.  In January 2009, 13,013 shares of common stock were issued to directors in lieu of cash fees related to 2008 annual directors’ stock-based compensation expense of $168 thousand.

(8)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation and supplemental life insurance agreements (see Supplemental Life Insurance below) with three of its executive officers.  The salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Service Cost	$41	$175	$82	$260
Interest Cost	45	39	89	80
Net periodic benefit cost	$86	$214	$171	$340

Benefits paid amounted to $30 thousand for the three months and $75 thousand for the six months ended June 30, 2009, and $20 thousand for both the three and six months ended June 30, 2008.  The Company anticipates accruing an additional $171 thousand to the plan during the remainder of 2009.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at June 30, 2009 and December 31, 2008 amounted to $13.6 million and $13.3 million, respectively. There are no associated surrender charges under the outstanding policies.

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

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2009	2008	2009	2008
Service Cost	$5	$5	$10	$10
Interest Cost	21	16	41	31
Net periodic post retirement benefit cost	$26	$21	$51	$41

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	8,181,721	7,962,963	8,120,867	7,950,475
Dilutive shares	13,395	37,623	12,165	40,070
Diluted weighted average common shares outstanding	8,195,116	8,000,586	8,133,032	7,990,545

Basic earnings per share	$0.17	$0.22	$0.36	$0.48
Effect of dilutive shares	—	—	—	—
Diluted earnings per share	$0.17	$0.22	$0.36	$0.48

At June 30, 2009, there were additional options outstanding to purchase up to 640,424 shares which were excluded from the calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(10)              Investment Securities

The amortized cost and estimated fair values of investment securities at June 30, 2009 are summarized as follows:

	June 30, 2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency obligations (1)	$12,991	$4	$11	$12,984
Federal Agency mortgage backed securities (MBS) (1)	42,362	708	149	42,921
Non-agency MBS	4,077	—	69	4,008
Municipal securities	56,893	1,025	434	57,484
Total fixed income securities	116,323	1,737	663	117,397
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Equity investments	4,449	908	4	5,353
Total investment securities	$125,512	$2,645	$667	$127,490

(1)

Investments issued and guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks. All agency MBS owned by the Company are backed by residential mortgages.

(2)

The Bank is required to purchase Federal Home Loan Bank of Boston (FHLB) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.

See Note 11, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2009, the $160 thousand of unrealized losses on the federal agency obligations and federal agency MBS investments were limited to six individual securities and were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at June 30, 2009, because the decline in market value is attributable to interest rate volatility and not credit quality, and because the Company has the ability and intent to hold those investments until a market price recovery or maturity.

As of June 30, 2009, Company’s non-agency MBS portfolio consisted of one residential mortgage backed security.  The $69 thousand unrealized losses on this MBS was due to current market conditions which resulted generally in lower prices for most non-agency MBS in relation to government issued and agency securities. This trend is considered temporary in nature by the Company.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2009 due to the AAA rating of the security and the high credit quality of the underlying loans. In addition, the Company has the ability and intent to hold this investment until a recovery or maturity.

As of June 30, 2009, the $434 thousand of unrealized losses on the Company’s municipal securities were related to thirty obligations and attributed to market volatility and not a fundamental deterioration in the issuer. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009 due to the portfolio being designated “investment grade” quality and conservative from a credit risk perspective. In addition, the Company has the ability and intent to hold these investments until a recovery or maturity.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the funds and individual securities held in the portfolio.  At June 30, 2009, the Company’s equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 8%) invested in funds or individual common stock of entities in the financial services industry.  At June 30, 2009, the $4 thousand of unrealized losses in the Company equity portfolio consisted of three investments in the financial services industry.  These unrealized losses were short-term in duration and due to market volatility and the equity investments were not considered other-than-temporarily impaired.

Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  During the first six months of 2009, the Company recorded fair market value impairment charges on certain investments contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines in the stock market and the general economy and the uncertainty in determining the likelihood of recovery in the short-term for these equities. The pretax impairment charge of $774 thousand represented a $511 thousand after tax charge against earnings.  In March 2009 the Company sold $991 thousand of previously impaired equity funds and recognized additional losses of $299 thousand.

As a member of the Federal Home Loan Bank of Boston ( FHLB), the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.  Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions take by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other than temporary impairment charge on FHLB stock was necessary as of June 30, 2009.

(11)              Fair Value Measurements

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes significant assets and liabilities carried at fair value at June 30, 2009 (there were no items measured using level 3 inputs):

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)
Assets measured on a recurring basis:
Available for sale securities	$122,750	$5,353	$117,397

Assets measured on a non-recurring basis:
Impaired loans	$4,185	$—	$4,185

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

Impaired loans

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with SFAS No. 114 (as amended).  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss.  Specific allowances assigned to the collateral dependent impaired loans at June 30, 2009 amounted to $1.1 million, an increase of $796 thousand since December 31, 2008.

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the Company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be SFAS No. 157 Level 2 measurements.  In accordance with FASB Interpretation No. 45, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At June 30, 2009 and December 31, 2008, the estimated fair values of these commitments were immaterial.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment on the loan is quoted.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with SFAS No. 133 (as amended). The fair values of the Company’s derivative instruments are deemed to be SFAS No. 157 Level 2 measurements.   At June 30, 2009 and December 31, 2008, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1 (“FSP 107-1 and APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires publicly traded companies to provide disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The implementation of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s financial position or results of operations.

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the balance sheet, in accordance with FSP 107-1 and APB 28-1, the Company is also required to disclosure fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2009 and December 31, 2008 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2009 and December 31, 2008.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2009 and December 31, 2008 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The carry value and estimating fair values of the Company’s financial instruments as of June 30, 2009, and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$54,665	$54,665	$25,276	$25,276
Investment securities	127,490	127,490	159,373	159,373
Loans, net	1,002,713	1,010,370	933,372	955,010
Accrued interest receivable	5,154	5,154	5,357	5,357

Financial liabilities:
Non-interest demand deposits	174,369	174,369	166,430	166,430
Interest bearing checking, savings, money market accounts	574,601	574,601	452,023	452,023
Certificates of deposit (including brokered)	336,220	337,425	329,450	330,184
Borrowed funds	44,746	44,794	121,250	121,274
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	1,713	1,713	1,849	1,849

(12)              Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, (“FSP 157-4”) “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 provides additional guidance for determining fair value in accordance with FAS 157, and affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activities, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires disclosures when a change in inputs or valuation technique have been made during the period. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The implementation of FSP 157-4 did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, (“FSP 115-2 and 124-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”.  This FSP amends the other-than-temporary impairment (“OTTI”) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP establishes new criteria for the recognition of other than temporary impairment on debt securities and requires additional disclosures of OTTI on debt and equity securities in the financial statements.  If the Company does not intend to sell the security and it is more-likely-than-not that it will not be required to sell the security prior to recovery, the Company is required to recognize the amount of the OTTI loss related to credit in earnings, and the remaining loss will be recognized in other comprehensive income, net of tax. FSP 115-2 and 124-2 are effective for interim and annual periods ending after June 15, 2009.  The implementation of FSP 115-2 and 124-2 did not have an impact on the Company’s financial position or results of operations.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS No. 166”), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.”  This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirement of SFAS No. 140, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  SFAS No. 166 eliminates the concept of qualifying special-purpose entity (QSPE) and removes the exception from applying the consolidation rules of SFAS No. 46R “Consolidation of Variable Interest Entities” to variable interest entities that are QSPEs.  SFAS No. 166 is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   Under SFAS 166, the appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  SFAS No 166 disclosure requirements must be applied to transfers that occurred both before and after the effective date of this Statement.  SFAS No. 166 is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of SFAS No. 166 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009 the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities.”  SFAS 167 amends FIN 46R to require a reporting entity to perform an analysis to determine if its variable interests give it a controlling financial interest in a variable interest entity (“VIE”). The analysis required under SFAS 167 identifies the primary beneficiary of a VIE as the entity having both of the following:  (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.  In addition, SFAS 167 requires ongoing reassessments of whether a reporting entity is the primary beneficiary of a VIE.  SFAS No. 167 is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of SFAS No. 167 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”   SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. At that date, all then-existing non-SEC accounting and reporting standards will be superseded by the Codification.  The Company will adopt SFAS 168 for the interim period ending September 30, 2009. Adoption is not expected to have any effect on the Company’s accounting policies or financial statement presentation. However, because the Codification will change the basis for reference to authoritative GAAP guidance, upon adoption the Company’s footnote disclosures that reference such guidance will change to reflect appropriate references to the Codification.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report and the Company’s 2008 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2008 Annual Report on From 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

The current banking environment continues to provide many opportunities for a local community commercial bank like Enterprise Bank (the “Bank”) as customers seek out community based alternatives to the larger, national and regional banks.  For the first time in the Company’s history, deposits and loans both exceeded $1 billion. Deposits, excluding brokered deposits, totaled $1.025 billion at June 30, 2009, an increase of $152.3 million, or 17.5%, since December 31, 2008, representing an annualized growth rate of 35%. Loans outstanding totaled $1.019 billion at June 30, 2009, an increase of $70.8 million, or 7.5%, since December 31, 2008, representing an annualized growth rate of 15%.  Management believes that loan quality remains solid, as we continue to apply our consistent and disciplined lending strategy to our expanding customer base.   The Company continues to pursue a strategy of expanding our branch network and investing in our infrastructure and our employees while seeking to grow local community-based deposits and quality commercial loan relationships.

The current quarter and year-to-date net income results were impacted by an increase in FDIC insurance premiums as the government replenishes the insurance fund, increases in non-interest expenses partially due to the recent opening and staffing of three branch offices, systems and facilities upgrades, and an increase in the provision for loan losses.

• Results of Operations

Net income for the three months ended June 30, 2009 amounted to $1.4 million compared to $1.8 million for the quarter ended June 30, 2008.  Diluted earnings per share were $0.17 for the second quarter compared to $0.22 for the same period in 2008.  The quarterly results represented decreases of 23% in both net income and diluted EPS compared to the same period in the prior year.

Net income for the six months ended June 30, 2009 amounted to $2.9 million compared to $3.8 million for the same period in 2008.  Diluted earnings per share were $0.36 for the six months ended June 30, 2009 compared to $0.48 for the comparable 2008 period.  The year-to-date results represented decreases of 24% and 25% in net income and diluted EPS, respectively, compared to the same period in the prior year.

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

Net interest income for the quarter ended June 30, 2009 amounted to $11.6 million, an increase of $1.5 million, or 14%, compared to the June 2008 quarter. Net interest income for the six month ended June 30, 2009 amounted to $22.8 million, an increase of $2.7 million, or 14%, over the prior year-to-date period.  The increase in net interest income over the comparable prior-year periods was due primarily to strong loan growth as the reduction in asset yields mitigated the decrease in the cost of funding and held the net interest margin relatively flat compared to the prior periods.

Net interest margin was 4.19% for the quarter ended June 30, 2009 compared to 4.18% for the comparable 2008 quarter and 4.17% for the quarter ended March 31, 2009. Net interest margin was 4.18% for both the six months ended June 30, 2009 and 2008, and 4.23% for the year ended December 31, 2008.

• Provision for loan losses and Credit Quality

The provision for loan losses amounted to $864 thousand for the three months ended June 30, 2009, compared to $550 thousand for the same period in 2008.  The provision for loan losses amounted to $2.0 million and $867 thousand for the six months ended June 30, 2009 and June 30, 2008, respectively. The increased provision was due to several factors: 2009 year-to-date net charge-offs of $525 thousand compared to $213 thousand for the same period last year; an increase in specific reserves on impaired loans; and the loan growth during the period.  Total loans have increased $70.8 million, or 7.5%, since December 31, 2008.  In light of the current economic environment, management believes that overall asset quality remains solid, with annualized year-to-date net charge-offs amounting to only 0.11% of average total loans, and non-performing assets to total assets of 1.09% at June 30, 2009 compared to 0.73% and 0.57% at December 31, 2008 and June 30, 2008, respectively.  The allowance for loan losses to total loans ratio was 1.64% at June 30, 2009 and March 31, 2009 compared to 1.61% at December 31, 2008 and 1.60% at June 30, 2008.

• Non-interest income and expense

Non-interest income for both the three months ended June 30, 2009 and June 30, 2008 amounted to $2.4 million.  Non-interest income for the six months ended June 30, 2009 and June 30, 2008 amounted to $4.7 million and $4.8 million, respectively.  Investment advisory income decreased $315 thousand in the year-over-year period due to the decline in the value of assets under management resulting primarily from investment market conditions.  Gains realized on the sales of loans increased $318 thousand over the comparable year-to-date period due to the increase in volume of residential loan production as a result of the favorable market interest rates in 2009.  During the six months ended June 2009, net gains on security sales were offset in part by the other than temporary impairment on certain equity securities and resulted in net gains of $197 thousand, which was an increase of $150 thousand compared to the six months ended June 30, 2008.

Non-interest expense for the three months ended June 30, 2009, amounted to $11.2 million, an increase of 17%, compared to the same quarter last year.  Non-interest expense for the six months ended June 30, 2009, amounted to $21.6 million, an increase of 16%, compared to the same period in the prior year. The increase in non-interest expense was related primarily to increases in FDIC insurance assessments and the Company’s strategic growth initiatives resulting in increases in the areas of compensation-related costs, occupancy, and advertising and public relations expenses.  The Company’s deposit insurance premiums increased $984 thousand compared to the 2008 year-to-date period, due to changes in the FDIC insurance assessment rates and a special

June assessment which applied to all insured banks.  These actions were undertaken by the FDIC in order to replenish the FDIC’s deposit insurance reserves.   Included in the current quarter’s FDIC insurance expense was the estimated June special assessment charge of $576 thousand, to be collected in September.   The FDIC may also impose additional special assessments for the third and fourth quarters of 2009 if the reserves are estimated to fall to a level that would be inadequate to support their objectives.

• Effective tax rates

The effective tax rate for the six months ended June 30, 2009 was 27.97% compared to 29.03% in the 2008 period.  The decrease in the effective tax rate was primarily due to the impact of the level of non-taxable income on lower earnings.

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

Total assets amounted to $1.25 billion at June 30, 2009, an increase of 6% since December 31, 2008. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans. Total loans increased 7.5%, or $70.8 million, since December 31, 2008 and amounted to $1.02 billion, or 82% of total assets. Commercial loans amounted to $864.2 million, or 85% of gross loans, which was consistent with the December 31, 2008 composition.

The investment portfolio is the other key component of the Company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The fair value of total investments amounted to $127.5 million at June 30, 2009. The majority of the $31.9 million decline since December 31, 2008 was due to net sales activity.  The sales proceeds that have not yet been fully redeployed are carried temporarily in short-term money market mutual funds.

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

Deposits, excluding brokered CDs, amounted to $1.02 billion, and increased $152.3 million or 17.5%, since December 31, 2008, representing an annualized growth rate of 35%.  Strong deposit growth was noted in all categories; with low cost deposit balances increasing 11% and higher cost deposit balances increasing 23%, since December 31, 2008.  The deposit growth is attributed to the Company’s expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds, as well as the migration of off-balance sheet sweep accounts to on-balance sheet accounts.

At June 30, 2009, total deposits, which include brokered CDs, amounted to $1.09 billion, representing 14.5% growth over December 31, 2008.

Wholesale funding amounted to $103.7 million at June 30, 2009, compared to $195.2 million at December 31, 2008.  At June 30, 2009, wholesale funding included $60.4 million in brokered CDs, a reduction of $15 million, or 20%, since December 31, 2008, and FHLB borrowings amounting to $43.3 million, a decrease of $76.5 million, or 64%, since December 31, 2008.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

• Opportunities and Risks

While the current economic environment presents significant challenges for all companies, management also believes that it creates opportunities for growth and expansion.  The Company’s lending and credit review practices, investment strategies and strategic growth initiatives that have been in place since the Company was established twenty years ago, have served to provide quality asset growth over varying economic cycles.  Management believes that the Company is well positioned to expand its lending while larger regional and national banks tighten their underwriting standards. This has been demonstrated by the Company’s strong loan growth, particularly by the 14% loan growth in 2008 and a 15% annualized loan growth rate for the six months ended June 30, 2009. The Company has concentrated on community lending with traditional mortgages and commercial loans to local businesses, professionals, non-profit organizations and individuals.  Any long-term continuation of the nationwide recession or possible lagging effects, however, could further weaken the local economy leading to increased unemployment or further deterioration of commercial real estate values and have a severe impact on the Company’s financial condition, capital position, liquidity, and performance.

The Company continues to seek to position itself to increase market share, with carefully planned expansion into neighboring markets through new branch development.  The Company opened a Methuen, Massachusetts branch in May 2008, a new Acton, Massachusetts branch on January 12, 2009, and a loan production office in Derry, New Hampshire in March 2009, which began operating as a temporary full-service branch on August 3rd, and will continue as such until the permanent Derry facility is opened, which is anticipated for 2010.  Management continues to undertake many significant initiatives, including investments in employee training and professional development, marketing and public relations, technology and facilities.  While management recognizes that such investments will increase expenses in the short-term, before the long-term benefits are fully realized, the Company believes that such initiatives are an investment in the long-term growth and value of the Company and are reflective of the opportunities in the marketplace for community banks such as Enterprise.

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

In addition, any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic recession, could have a negative impact on the value of the Company’s investment portfolio as a whole, or on individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock, which could possibly result in the recognition of additional OTTI charges in the future.

Any further changes in government regulation or oversight, including responses to the recent financial crisis, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating and compliance costs.  As discussed above, changes in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s TAGP have already increased the Company’s ongoing FDIC-related costs, and the FDIC’s ability to impose additional future special assessments to restore the DIF would further increase these costs.

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

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subjects the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At June 30, 2009, the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital could impact these regulatory capital designations. In addition, although the Company believes its current capital is adequate to support ongoing operations, additional capital may be required in the future to support the Company’s current growth rates.  For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2009, see the section entitled “Capital Resources” contained in this Item 2 below.

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

The Company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company or cause a loss of personnel for an extended period.  The plan establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K.

Financial Condition

Total assets increased $67.8 million, or 6%, since December 31, 2008, to $1.25 billion at June 30, 2009.  The increase was primarily attributable to increases in total loans, funded primarily through deposit growth.

Short-term investments

As of June 30, 2009, short-term investments amounted to $24.8 million, an increase of $21 million compared to December 31, 2008. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows, investment sales proceeds and the immediate liquidity needs of the Company.

Investments

At June 30, 2009, the investment portfolio’s fair market value was $127.5 million, representing a decline of $31.9 million since December 31, 2008.  The decline was due primarily to the sale activity referred to below.  The carrying value of the investment portfolio represented 10% of total assets at June 30, 2009 and 14% at December 31, 2008.  As of the dates indicated below, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The following table summarizes the fair market value of investments at the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Federal agency obligations (1)	$12,984	$—	$—
Mortgage backed securities (MBS) (1)	42,921	82,936	63,951
Non-agency MBS	4,008	4,316	4,512
Municipal securities	57,484	61,386	61,249
Fixed income securities	$117,397	$148,638	$129,712

Equity securities	5,353	4,740	8,710
Federal Home Loan Bank stock (2)	4,740	5,995	3,895
Total investments	$127,490	$159,373	$142,317

(1)	Investments guaranteed by government enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB.
(2)	This stock is classified as a restricted investment and carried at cost.

See Note 10, “Investment Securities” and Note 11, “Fair Value Measurements” to the Company’s unaudited consolidated financial statements contained in this Form 10-Q for further information regarding the Company’s available-for-sale debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

The Company has not purchased sub-prime mortgage-backed securities and has never invested in the stock of Fannie Mae or Freddie Mac or purchased any corporate debt.

During the six months ended June 30, 2009, the Company sold $38.5 million in federal agency, MBS obligations and equity mutual funds, and recognized net gains of $971 thousand.  During the same period, the total principal paydowns, calls and maturities amounted to $22.7 million.  These portfolio cash flows were partially utilized to purchase $29.8 million in securities and fund cash management operations, with the remainder placed temporarily in short-term investments.

From time to time the Company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $28.8 million at June 30, 2009.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $30.8 million at June 30, 2009.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $55.7 million at June 30, 2009.

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

Total loans amounted to $1.02 billion at June 30, 2009, an increase of $70.8 million, or 7.5%, compared to December 31, 2008, and 15% since June 30, 2008.  Total loans represented 82% of total assets at June 30, 2008 and 80% at December 31, 2008.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $61.8 million over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$522,197	51.2%	$472,279	49.7%	$432,474	48.8%
Commercial and industrial	243,991	23.9%	231,815	24.4%	211,329	23.8%
Commercial construction	98,049	9.6%	98,365	10.4%	110,571	12.5%
Total commercial loans	864,237	84.7%	802,459	84.5%	754,374	85.1%

Residential mortgages	90,530	8.9%	84,609	8.9%	77,546	8.8%
Residential construction	5,023	0.5%	6,375	0.7%	3,867	0.4%
Home equity	54,379	5.3%	49,773	5.2%	45,127	5.1%
Consumer	3,638	0.3%	4,857	0.5%	4,285	0.5%
Loans held for sale	2,753	0.3%	1,596	0.2%	994	0.1%
Gross loans	1,020,560	100.0%	949,669	100.0%	886,193	100.0%
Deferred fees, net	(1,137)		(1,028)		(1,011)
Total loans	1,019,423		948,641		885,182

Allowance for loan losses	(16,710)		(15,269)		(14,199)
Net loans	$1,002,713		$933,372		$870,983

Commercial real estate loans increased $49.9 million, or 11%, as of June 30, 2009, compared to December 31, 2008, and 21% compared to June 30, 2008.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $12.2 million, or 5%, since December 31, 2008, and 15% as compared to June 30, 2008.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in loans are loans under various U.S. Small Business Administration programs. These commercial and industrial loans include unsecured loans or lines to financially strong borrowers secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables.  Commercial and industrial loans are generally guaranteed by the principals of the borrower.

Commercial construction loans were relatively flat since December 31, 2008, and decreased 11% compared to June 30, 2008. The decrease reflects the limited new construction projects by qualified builders due to the impact of the current economic environment on the construction industry.   Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 15% of the total loan portfolio at both June 30, 2009 and December 31, 2008.  These loans increased by $8 million, or 5%, since December 31, 2008 and by $22.7 million, or 17%, since June 30, 2008.  The increases were primarily within the residential mortgage and home equity portfolio due to favorable market rates over the period.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the six months ended June 30, 2009, the Company originated $38.7 million in residential loans designated for sale, compared to $7.9 million for the comparable period in the prior year.  The increase in volume of residential loan production was due to favorable market rates in 2009.  Loans sold generated gains on sales of $378 thousand and $60 thousand for the six month periods ended June 30, 2009 and 2008, respectively.

At June 30, 2009, the Company had commercial loan balances participated out to various banks amounting to $28.8 million, compared to $19.2 million at December 31, 2008.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $33.7 million and $24.9 million at June 30, 2009 and December 31, 2008, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $282.9 million and $275.3 million at June 30, 2009 and December 31, 2008, respectively.

Credit Risk/Asset Quality and the Allowance for Loan Losses

The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk”.  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  Commercial loans are typically larger, and the underlying collateral values, the actual cost necessary to complete a construction project or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the local economy in general. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material adverse impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio.

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

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

The allowance for loan losses to total loans ratio was 1.64% at both June 30, 2009 and March 31, 2009, compared to the December 31, 2008 ratio of 1.61%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of June 30, 2009.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2009	December 31, 2008	June 30, 2008

Commercial real estate	$7,225	$3,691	$3,473
Commercial and industrial	3,080	1,713	2,191
Commercial construction	1,354	1,400	142
Residential and home equity	1,276	1,168	582
Consumer	20	39	—
Total non-accrual loans	12,955	8,011	6,388
Overdrafts > 90 days past due	5	256	—
Total non-performing loans	12,960	8,267	6,388
Other real estate owned (“OREO”)	626	318	—
Total non-performing assets	$13,586	$8,585	$6,388

Total Loans	$1,019,423	$948,641	$885,182

Loans 60-89 days past due: Total loans	0.32%	0.28%	0.15%
Adversely classified loans: Total loans	1.87%	1.46%	1.10%
Non-performing loans: Total loans	1.27%	0.87%	0.72%
Non-performing assets: Total assets	1.09%	0.73%	0.57%

Allowance for loan losses	$16,710	$15,269	$14,199
Allowance for loan losses: Non-performing loans	128.94%	184.70%	222.28%
Allowance for loan losses: Total loans	1.64%	1.61%	1.60%

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

In general, non-performing statistics have trended upward in 2008 and 2009, as would be expected given the current economic recession. However, management does not consider the increase since 2008 to be indicative of significant  deterioration in the credit quality of the general loan portfolio at June 30, 2009.  Management believes that overall asset quality remained solid during the period as indicated by the following factors: the reasonable ratio of non-performing loans, given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at June 30, 2009 will ultimately be collected.

The $4.7 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2008, was primarily due to net additions within the commercial real estate portfolio ($3.4 million) and the commercial and industrial portfolio ($1.4 million).  In the opinion of management the majority of the non-performing loans were adequately supported by expected future cash flows or the value of the underlying collateral, and management expects that these principal advances will ultimately be collected.  Management closely monitors these relationships for collateral or credit deterioration.

At June 30, 2009, the Company had adversely classified loans (loans carrying “substandard” or “doubtful” classifications) amounting to $19.1 million, compared to $13.9 million at December 31, 2008.  There were no loans classified as “Loss” at either June 30, 2009 or December 31, 2008.  Included in the adversely classified balances were non-accrual loans amounting to $11.3 million and $7.4 million at June 30, 2009 and December 31, 2008, respectively.  Non-accrual loans which were not adversely classified amounted to $1.6 million and $584 thousand at June 30, 2009 and December 31, 2008, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.   The remaining balances of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.

Total impaired commercial loans amounted to $29.5 million and $10.4 million at June 30, 2009 and December 31, 2008, respectively.  Included in these impaired balances were non-accrual loans amounting to $12.0 million and $6.7 million as of June 31, 2009 and December 31, 2008, respectively.    Accruing impaired loans amounted to $17.5 million and $3.7 million at June 30, 2009 and December 31, 2008, respectively. There were five larger commercial relationships added to impaired status during the quarter ended June 30, 2009 amounting to $15.4 million.  These relationships were accruing at June 30, 2009, and in management’s opinion they were adequately collateralized.  In the opinion of management, at June 30, 2009, impaired loans totaling $5.4 million required specific reserve allocations of $1.2 million, and impaired loans totaling $24.1 million required no specific reserves.  At December 31, 2008, impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand, and impaired loans totaling $5.2 million required no specific reserves.

Total restructured loans outstanding as of June 30, 2009 and December 31, 2008 were $21.5 million and $4.7 million, respectively.  The increase was primarily due to four of the impaired relationships referred to above.  Restructured loans included in non-performing assets amounted to $5.9 million and $1.0 million at June 30, 2009 and December 31, 2008, respectively.

The carrying value of OREO at June 30, 2009 was $626 thousand and consisted of three properties. During 2009 two properties were added to OREO, one of which was sold during the period; one additional property that had been held since 2008 was also sold during the period.  The carrying value of OREO at December 31, 2008 was $318 thousand and consisted of three properties.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2009	2008

Balance at beginning of year	$15,269	$13,545

Charged-off loans:
Commercial real estate	254	—
Commercial and industrial	522	525
Commercial construction	—	—
Residential and home equity	12	15
Consumer	61	15
Total Charged off	849	555

Recoveries on charged-off loans:
Commercial real estate	202	2
Commercial and industrial	34	304
Commercial construction	—	—
Residential and home equity	7	33
Consumer	81	3
Total recoveries	324	342

Net loans charged-off	(525)	(213)

Provision charged to operations	1,966	867
Balance at June 30,	$16,710	$14,199

Annualized net loans charged-off: Average loans outstanding	(0.11)%	(0.05)%

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

Deposits

Total deposits amounted to $1.09 billion at June 30, 2009, an increase of $137.3 million, or 14.5%, compared to December 31, 2008, and an increase of 18% since June 30, 2008.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$174,369	16.1%	$166,430	17.5%	$185,036	20.1%
Interest bearing checking	184,916	17.0%	158,005	16.7%	173,599	18.8%
Total checking	359,285	33.1%	324,435	34.2%	358,635	38.9%

Retail savings/money markets	160,065	14.7%	152,021	16.0%	147,835	16.0%
Commercial savings/money markets	229,620	21.2%	141,997	15.0%	139,818	15.2%
Total savings/money markets	389,685	35.9%	294,018	31.0%	287,653	31.2%

Certificates of deposit	275,834	25.4%	254,086	26.8%	243,754	26.4%

Total non-brokered deposits	1,024,804	94.4%	872,539	92.0%	890,042	96.5%

Brokered certificates of deposit	60,386	5.6%	75,364	8.0%	32,420	3.5%

Total deposits	$1,085,190	100.0%	$947,903	100.0%	$922,462	100.0%

Excluding brokered CDs, deposit balances increased $152.3 million, or 17.5%, since December 31, 2008.  Balance increases were noted in all categories as compared to December 31, 2008, particularly in commercial savings and money market accounts and total checking accounts.   Commercial savings and money market accounts increased $87.6 million, or 62%, since December 31, 2008, while total checking accounts increased $34.9 million or 11% over the same period. Increases were attributed to expansion and sales efforts and customers seeking competitive secure products as alternatives for their investable and operational funds due to continued volatility in financial markets as well as the migration of off-balance sheet sweep accounts to on-balance sheet accounts.

In addition to customer deposits, management utilizes both brokered CDs and FHLB borrowings as funding sources for continued loan growth.  At June 30, 2009, brokered CDs decreased by $15 million, or 20%, since December 31, 2008, due to core deposit growth.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, amounted to $44.7 million at June 30, 2009, a decrease of $76.5 million, or 63%, since December 31, 2008, compared to a decrease of $39.3 million at June 30, 2008.  FHLB advances continue to be a cost effective funding source to support the Company’s loan growth. However, balances have declined since December due to growth in core deposit balances.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	June 30, 2009		December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,414	3.2%	$1,418	1.2%	$1,641	2.0%
FHLB borrowings	43,332	96.8%	119,832	98.8%	82,432	98.0%
Total borrowed funds	$44,746	100.0%	$121,250	100.0%	$84,073	100.0%

At June 30, 2009, the Bank had the capacity to borrow additional funds from the FHLB of up to $139 million and capacity to borrow from the FRB of $52.9 million.

Assets under management

Investment assets under management amounted to $381.2 million at June 30, 2009 compared to $439.7 million at December 31, 2008, a decrease of 13%.  The decrease was primarily attributable to declines in commercial sweep account balances.  The decline in investment assets under management was offset by an increase in total assets resulting in total assets under management amounting to $1.67 billion at June 30, 2009 and $1.65 billion at December 31, 2008.

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

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), the FDIC will guarantee certain newly issued senior unsecured debt and certain convertible debt of banks, thrifts and certain holding companies.  The Company opted to participate in this program and will be charged a 75-basis point fee to protect newly issued debt (issued on or before June 30, 2009, or in the case of mandatory convertible debt, on or after February 27, 2009, with mandatory conversion into common shares of the issuing entity on a specified date that is on or before June 30, 2012).  As of June 30, 2009, the Company did not have any debt guaranteed under the TLGP.

Capital Resources

As of June 30, 2009, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.   Although the Company believes its current capital is adequate to support ongoing operations, additional capital may be required in the future to support the Company’s current growth rates.

The Company’s actual capital amounts and ratios are presented as of June 30, 2009 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$110,637	10.43%	$84,877	8.00%	$106,097	10.00%

Tier 1 Capital (to risk weighted assets)	$96,926	9.14%	$42,439	4.00%	$63,658	6.00%

Tier 1 Capital (to average assets)	$96,926	8.02%	$48,349	4.00%	$60,436	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $537 thousand of the $1.5 million cash dividend paid through June 30, 2009, into 52,117 shares of the Company’s common stock.

On July 21, 2009, the Company declared a quarterly dividend of $0.095 per share to be paid on September 1, 2009, to shareholders of records as of August 11, 2009, compared to the quarterly dividend of $0.09 per share in September 2008.

Results of Operations

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Unless otherwise indicated, the reported results are for the three months ended June 30, 2009 with the “comparable period” and “prior period” being the three months ended June 30, 2008. Average yields are presented on a tax equivalent basis.

The Company reported second quarter 2009 net income of $1.4 million compared to $1.8 million for the same period in 2008, a decrease of 23%.  Diluted earnings per common share were $0.17 for the three months ended June 30, 2009 compared to $0.22 for the comparable 2008 period, a decrease of 23%.

The decrease in net income for the quarter ended June 30, 2009, when compared to the same period in 2008, was due primarily to an increase in FDIC insurance premiums which applied to all insured financial institutions, increases in the provision for loan losses and non-interest expenses, partially offset by an increase in net interest income.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.19% for the three months ended June 30, 2009, compared to 4.18% in the comparable 2008 period.  While margin was relatively flat, interest earning asset yields declined 87 basis points, while the cost of funding declined by slightly more at 92 basis points over the same period due to current market dynamics.

Net Interest Income

The Company’s net interest income was $11.6 million for the three months ended June 30, 2009 compared to $10.2 million for the second quarter 2008. The increase in net interest income over the prior period was primarily due to strong loan growth, as margin was relatively flat as noted above.

Interest Income

Total interest income amounted to $15.3 million, a decrease of $339 thousand, or 2%, compared to the prior period.  The decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets to 5.47% compared to 6.34%, due to the reduction in market interest rates since the prior period.  The impact on interest income of the decline in yields was partially offset by a $138.0 million, or 14%, increase in the average balance of interest earning assets.

Interest income on loans, which accounts for the majority of interest income, amounted to $14.1 million for both the three months ended June 30, 2009 and June 30, 2008.  The average yield on loans declined 85 basis points compared to the prior period and amounted to 5.73% for the three months ended June 30, 2009, while average loan balances increased $130.1 million, or 15%, compared to the prior period.

Total investment income, which represents the remainder of interest income, amounted to $1.2 million, a decrease of $343 thousand compared to the prior period. The average yield on investments decreased 117 basis points, amounting to 3.80% for the current period, while the average balance of investment securities and short-term investments (together “investments”) increased by $7.9 million, or 5%, over the comparable period.

Interest Expense

Total interest expense amounted to $3.7 million, a decrease of $1.8 million, or 33%, compared to the prior period.  The decrease resulted primarily from a 92 basis point decrease in the average cost of deposits and borrowed funds due to the reduction in market interest rates over the period. This decrease was partially offset by the expense associated with the $136.1 million, or 14%, increase in the average balance of these funding sources. Average balance increases were primarily in interest checking, savings and money market account balances due in part to commercial customers transitioning from our off-balance sheet sweep product to our on balance sheet sweep account.

Interest expense on interest checking, savings and money market accounts decreased $481 thousand, or 28%, over the same quarter in the prior period. The average cost of these accounts decreased 61 basis points to less than 1%, while the average balances increased $86.6 million, or 20% over the prior period.

Interest expense on total CDs (brokered and non-brokered) decreased $808 thousand, or 28%, compared to the prior period due to market interest rate declines.

• Non-Brokered CDs:

Interest expense on non-brokered CDs decreased $623 thousand, or 26% over the comparable period.  The average cost of non-brokered CDs decreased 120 basis points, to 2.71%, for the three months ended June 30, 2009, while average balances increased $18.3 million, or 7%, compared to the prior period.

• Brokered CDs:

Interest expense on brokered CDs decreased $185 thousand, or 41%, over the comparable period. The average cost of brokered CDs decreased 355 basis points, to 1.61% for the three months ended June 30, 2009 and the average balances increased by $30.9 million compared to the 2008 period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $511 thousand over the same period last year.  The decrease was primarily attributed to the reduction in the average cost of borrowed funds, primarily FHLB advances, by 267 basis points, to 0.35%, while average balances have decreased by approximately $1 million compared to the prior period.

The interest expense and average rate on junior subordinated debentures was $295 thousand and 10.88%, respectively, for both the three months ended June 30, 2009 and June 30, 2008.

The average balance of non-interest bearing demand deposits, for the three months ended June 30, 2009, increased $1.3 million as compared to the same period in 2008. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 16% and 19% of total average deposit balances for the three months ended June 30, 2009 and 2008, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$4	$2,117	$(1,798)	$(315)
Investments (1)	(343)	98	(430)	(11)
Total interest earnings assets	(339)	2,215	(2,228)	(326)

Interest Expense
Int chkg, savings and money market	(481)	332	(673)	(140)
Certificates of deposit (2)	(808)	575	(1,053)	(330)
Borrowed funds	(511)	(9)	(507)	5
Junior subordinated debentures	—	—	—	—
Total interest-bearing funding	(1,800)	898	(2,233)	(465)

Change in net interest income	$1,461	1,317	5	139

(1)          Investments include investment securities and short-term investments.

(2)          Certificates of deposit include brokered and non-brokered CDs.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2009 and 2008.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$993,786	$14,095	5.73%	$863,639	$14,091	6.58%
Investments (3)	154,699	1,177	3.80%	146,824	1,520	4.97%
Total interest earnings assets	1,148,485	15,272	5.47%	1,010,463	15,611	6.34%

Other assets	71,632			68,071

Total assets	$1,220,117			$1,078,534

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$529,288	1,224	0.93%	$442,683	1,705	1.54%
Certificates of deposit (4)	332,951	2,070	2.49%	283,820	2,878	4.07%
Borrowed funds	75,789	67	0.35%	76,786	578	3.02%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	948,853	3,656	1.55%	814,114	5,456	2.69%

Net interest rate spread			3.92%			3.65%

Demand deposits	167,237	—	—	165,896	—	—
Total deposits, borrowed funds and debentures	1,116,090	3,656	1.31%	980,010	5,456	2.23%

Other liabilities	10,569			9,666
Total liabilities	1,126,659			989,676

Stockholders’ equity	93,458			88,858

Total liabilities and stockholders’ equity	$1,220,117			$1,078,534

Net interest income		$11,616			$10,155

Net interest margin (tax equivalent))			4.19%			4.18%

(1)

Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $397 and $377 for the periods ended June 30, 2009 and June 30, 2008 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.
(3)	Average investment balances are presented at average amortized cost and include investment securities and short-term investments.
(4)	Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was $864 thousand compared to $550 thousand for the prior period.  The increases over the prior period was primarily due to the effects of net charge-offs, specific reserves and loan growth.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2009 was relatively flat compared to the same period in 2008 as declines in investment advisory fees ($144) and deposit service fees ($56) were offset by net gains on sales of loans ($227).

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2009, increased $1.6 million, or 17%, compared to the same period in 2008. The significant changes are discussed below.

Deposit insurance premiums increased $752 thousand due to the FDIC assessment changes which applied to all insured banks and an estimate for the June special assessment of $576 thousand.  Refer to note 5 “FDIC Deposit Insurance Assessment” to the financial statements included in Item 1 of this Form 10-Q for further discussion of the assessment changes.

Salaries and employee benefits increased $359 thousand, or 6%. The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including two new branches and a loan production office, as well as salary adjustments since the prior period and increased expenses for performance-based incentive compensation.

Occupancy increased $255 thousand, or 16%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives.

Other operating expenses increased $209 thousand, or 26%, compared to the same period in 2008, due primarily to increases in OREO and workout expenses and security and check/card losses.

Income Tax Expense

Income tax expense for the three months ended June 30, 2009 and 2008 was $503 thousand and $606 thousand, respectively. The effective tax rate for the three months ended June 30, 2009 and 2008 was 26.80% and 25.37%, respectively.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Unless otherwise indicated, the reported results are for the six months ended June 30, 2009 with the “comparable period” and “prior period” being the six months ended June 30, 2008. Average yields are presented on a tax equivalent basis.

The Company reported year to date June 2009 net income of $2.9 million compared to $3.8 million for the same period in 2008, a decrease of 24%.  Diluted earnings per common share were $0.36 for the six months ended June 30, 2009 compared to $0.48 for the comparable 2008 period, a decrease of 25%.

The decrease in net income for the six months ended June 30, 2009, when compared to the same period in 2008, was due primarily to an increase in FDIC insurance assessments which applied to all insured financial institutions, increases in the provision for loan losses and non-interest expenses, partially offset by an increase in net interest income.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) for both the six months ended June 30, 2009 and June 30, 2008 was 4.18%.  While the margin is relatively flat, both the yield on the interest earning assets and the average cost of funds have declined by approximately 100 basis points due to changing market environments.

Net Interest Income

The Company’s net interest income was $22.8 million for the six months ended June 30, 2009 compared to $20.1 million for the first half of 2008. The increase in net interest income over the prior year was due primarily to strong loan growth, as margin was flat.

Interest Income

Total interest income amounted to $30.5 million, a decrease of $1.3 million, or 4%, compared to $31.8 million in the prior period.  The decrease resulted primarily from a 99 basis point decrease in the average tax equivalent yield on interest earning assets to 5.55%, due to the reduction in market interest rates since the prior year.  However, this decline in yield was partially offset by the impact of a $135.8 million, or 14%, increase in the average balance of interest earning assets.

Interest income on loans, which accounts for the majority of interest income, amounted to $27.7 million, a decrease of $938 thousand compared to the comparable period. The average yield on loans declined 103 basis points compared to the prior period and amounted to 5.76% for the six months ended June 30, 2009. At the same time, average loan balances increased $124.9 million, or 15%, compared to the prior period.

Total investment income, which represents the remainder of interest income, amounted to $2.8 million from the six months ended June 30, 2009 and to $3.1 million from the prior period. The decrease resulted primarily from the impact of the 79 basis point decrease in the average yield on investments, partially offset by the $11.0 million, or 7%, increase in average balances of investments over the comparable period.

Interest Expense

Total interest expense amounted to $7.7 million, a decrease of $4.0 million, or 34% compared to the prior period.  The decrease resulted primarily from a 103 basis point decrease in the average cost of deposits, borrowed funds and debentures due to the reduction in market interest rates. The decrease was partially offset by the expense associated with an increase of $134.6 million, or 14%, in the average balance of these funding sources.

Interest expense on interest checking, savings and money market accounts decreased $1.1 million, or 30%, compared to the prior period.  The decrease was primarily due to the 64 basis point decrease in rates, offset in part by a $59.9 million, or 14%, increase in average balances.

Interest expense on total CDs (brokered and non-brokered) decreased $1.9 million, or 30%, compared to the prior period.

• Non-brokered CDs:

Interest expense on non-brokered CDs decreased $1.1 million, or 23%, over the comparable period.   The average cost of non-brokered CDs decreased 127 basis points, to 2.89%, for the six months ended June 30, 2009 while the average balances of non-brokered CDs increased $25.8 million, or 11%, compared to the prior period.

• Brokered CDs:

Interest expense on brokered CDs decreased $788 thousand, or 54%, over the same period in 2008. The average cost of brokered CDs decreased 345 basis points, to 1.74% for the six months ended June 30, 2009, while average brokered CD balances increased by $20.5 million, or 37% compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, decreased $1.0 million compared to the prior period.  The decrease was primarily attributed to the reduction in the average cost of borrowed funds, primarily FHLB advances, by 317 basis points, partially offset by increases in average balances of $29 million.

The interest expense and average rate on junior subordinated debentures was $589 thousand and 10.88%, respectively, for six months ended June 30, 2009 and 2008.

The average balance of non-interest bearing demand deposits, for the six months ended June 30, 2009 was relatively flat compared to the prior period. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding for the six months ended June 30, 2009 and the six months ended June 30, 2009 represented 16% and 18% of total average deposit balances.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(938)	$4,180	$(4,361)	$(757)
Investments (1)	(340)	276	(582)	(34)
Total interest earnings assets	(1,278)	4,456	(4,943)	(791)

Interest Expense
Int chkg, savings and money market	(1,091)	496	(1,381)	(206)
Certificates of deposit (2)	(1,922)	1,059	(2,447)	(534)
Borrowed funds	(1,002)	487	(1,023)	(466)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(4,015)	2,042	(4,851)	(1,206)

Change in net interest income	$2,737	$2,414	$(92)	$415

(1)  Investments include investment securities and short-term investments.

(2)  Certificates of deposit include brokered and non-brokered CDs.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2009 and 2008.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$976,518	$27,715	5.76%	$851,633	$28,653	6.79%
Investments (3)	158,345	2,777	4.26%	147,389	3,117	5.05%
Total interest earnings assets	1,134,863	30,492	5.55%	999,022	31,770	6.54%

Other assets	70,874			67,598

Total assets	$1,205,737			$1,066,620

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$495,111	2,521	1.03%	$435,184	3,612	1.67%
Certificates of deposit (4)	338,494	4,412	2.63%	292,227	6,334	4.36%
Borrowed funds	95,584	162	0.34%	66,631	1,164	3.51%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	940,014	7,684	1.65%	804,867	11,699	2.92%

Net interest rate spread			3.90%			3.62%

Demand deposits	162,873	—	—	163,417	—	—
Total deposits, borrowed funds and debentures	1,102,887	7,684	1.40%	968,284	11,699	2.43%

Other liabilities	9,976			10,046
Total liabilities	1,112,863			978,330

Stockholders’ equity	92,874			88,290

Total liabilities and stockholders’ equity	$1,205,737			$1,066,620

Net interest income		$22,808			$20,071

Net interest margin (tax equivalent)			4.18%			4.18%

(1)

Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $773 and $736 for the periods ended June 30, 2009 and June 30, 2008 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.
(3)	Average investment balances are presented at average amortized cost and include investment securities and short-term investments.
(4)	Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses for the six months ended June 30, 2009 was $2.0 million compared to $867 thousand for the prior period.  The increases over the prior period was primarily due to the effects of net charge-offs, specific reserves and loan growth.

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

Non-Interest Income

Non-interest income was relatively flat when compared to the same six month period in 2008. Significant changes are discussed below:

Net gain on loan sales increased $318 thousand for the six months ended June 30, 2009 when compared to the same period in 2008 and resulted from the increase in volume of residential loan production due to favorable market rates in 2009.

Net gains on security sales amounted to $971 thousand, resulting from the sale of $38.5 million in 2009.  The Company also recognized a $774 thousand OTTI charge on certain equity securities.  Combined these items resulted in an increase of $150 thousand compared to the prior period.

Investment advisory income decreased $315 thousand primarily as a result of the decline in the value of assets under management due to market conditions.

Other income decreased $154 thousand due to tax credit income received in 2008, and decreases in loan servicing fees and correspondent earnings in 2009.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2009, increased $2.9 million, or 16%, compared to the prior period. Significant changes are discussed below:

Salaries and employee benefits increased $888 thousand, or 8%, compared to the prior period, primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including two new branches and a loan production office, as well as salary adjustments since the prior period and increased expenses for performance-based incentive compensation.

Occupancy expenses increased $528 thousand, or 16%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives.

Advertising and public relations expenses increased $154 thousand, or 18%, compared to the prior period. The increase primarily resulted from advertising and public relations costs which supported the Company’s branding, expansion and business development efforts, including philanthropic activity and costs associated with the Bank’s 20th anniversary celebration.

Deposit insurance premiums increased $984 thousand due to increases in the FDIC insurance assessments which applied to all insured banks and an estimate for the June special assessment charge of $576 thousand.  Refer to note 5 “FDIC Deposit Insurance Assessment” to the financial statements included in Item 1 of this Form 10-Q for further discussion of the assessment changes.

Other operation expenses increased $400 thousand, or 25%, compared to the prior period, primarily as a result of OREO and Loan Workout expenses, as well as dues and events, outsourced services, telecommunication expenses, and security and check/card losses, partially offset by a reduction in training expense.

Income Tax Expense

Income tax expense for the six months ended June 30, 2009 and June 30, 2008 was $1.1 million and $1.6 million, respectively. The effective tax rate for the six months ended June 30, 2009 and June 30, 2008 was 27.97% and 29.03%, respectively. The decrease in the effective tax rate was primarily due to lower earnings and the increased impact of non-taxable income from certain tax-exempt assets.

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

The asset-liability management strategies are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  The asset-liability management strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, and competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

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

During the first quarter of 2009, the Company continued to experience the effects of a declining yield curve scenario as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25% due to the economic environment. This resulted in margin compression during the first quarter as rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions. The net interest margin stabilized during the second quarter of 2009.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At June 30, 2009 management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2009) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2009.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2009.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders, held on May 5, 2009, holders of the Company’s common stock elected all of the Board’s nominees to the Board of Directors, ratified the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 and approved the 2009 Stock Incentive Plan.  Votes were cast as follows:

1.   To elect five Directors of the Company, each for a three-year term:

Nominee	For	Withheld
John P. Clancy, Jr.	7,472,839	12,591
James F. Conway, III	7,469,911	15,519
Lucy A. Flynn	7,458,399	27,031
John P. Harrington	7,425,871	59,559
Nickolas Stavropoulos	7,388,942	96,488

2.  To ratify the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
7,210,871	9,602	264,956

3.               To approve and adopt the Company’s 2009 Stock Incentive Plan

For	Against	Abstain/non-votes
5,741,598	274,840	1,468,991

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Exhibit No. and Description
10.1.1	First amendment dated as of April 1, 2009 to Amended and Restated Employment Agreement dated as of December 31, 2008 by and among the Company, the Bank and George L. Duncan
10.1.2	First amendment dated as of April 1, 2009 to Amended and Restated Employment Agreement dated as of December 31, 2008 by and among the Company, the Bank and Richard W. Main
10.1.3	First amendment dated as of April 1, 2009 to Amended and Restated Employment Agreement dated as of December 31, 2008 by and among the Company, the Bank and John P. Clancy, Jr.
10.2.1	Change in Control/Noncompetition Agreement dated as of December 22, 2008 by and among the Company, the Bank and Brian H. Bullock.
10.2.2	Change in Control/Noncompetition Agreement dated as of December 23, 2008 by and among the Company, the Bank and Chester J. Szablak Jr.
10.2.3	Change in Control/Noncompetition Agreement dated as of March 18, 2009 by and among the Company, the Bank and Steven R. LaRochelle.
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: August 10, 2009	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)