Form 10-Q
period 2009-09-30
ENTERPRISE BANCORP INC /MA/
filed 2009-11-06
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2009

or

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

November 4, 2009 Common Stock - Par Value $0.01:  8,242,291 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,737	$21,479
Short-term investments	11,102	3,797
Total cash and cash equivalents	41,839	25,276

Investment securities	142,904	159,373
Loans, less allowance for loan losses of $17,488 at Sept. 30, 2009 and $15,269 at December 31, 2008	1,041,410	933,372
Premises and equipment	22,281	21,651
Accrued interest receivable	5,504	5,357
Deferred income taxes, net	9,646	9,349
Bank-owned life insurance	13,697	13,290
Prepaid income taxes	359	1,034
Prepaid expenses and other assets	4,021	5,910
Core deposit intangible, net of amortization	110	209
Goodwill	5,656	5,656

Total assets	$1,287,427	$1,180,477

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,127,701	$947,903
Borrowed funds	31,170	121,250
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	19,003	7,546
Accrued interest payable	1,270	1,849

Total liabilities	1,189,969	1,089,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 8,242,291 and, 8,025,239 shares issued and outstanding at Sept 30, 2009 and December 31, 2008, respectively	82	80
Additional paid-in capital	31,302	29,698
Retained earnings	63,040	60,200
Accumulated other comprehensive income	3,034	1,126

Total stockholders’ equity	97,458	91,104

Total liabilities and stockholders’ equity	$1,287,427	$1,180,477

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and nine months ended September 30, 2009 and 2008

(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
(Dollars in thousands, except per share data)	2009	2008	2009	2008

Interest and dividend income:
Loans	$14,721	$14,501	$42,436	$43,154
Investment securities	1,055	1,415	3,759	4,427
Short-term investments	15	60	88	165
Total interest and dividend income	15,791	15,976	46,283	47,746

Interest expense:
Deposits	2,941	4,210	9,874	14,156
Borrowed funds	49	557	211	1,721
Junior subordinated debentures	294	294	883	883
Total interest expense	3,284	5,061	10,968	16,760

Net interest income	12,507	10,915	35,315	30,986

Provision for loan losses	1,140	1,173	3,106	2,040
Net Interest income after provision for loan losses	11,367	9,742	32,209	28,946

Non-interest income:
Investment advisory fees	688	778	2,034	2,439
Deposit service fees	1,037	988	2,815	2,826
Income on bank-owned life insurance	155	157	466	464
Other than temporary impairment on investment securities	(8)	—	(782)	—
Net gains on sales of investment securities	—	220	971	267
Gains on sales of loans	148	40	526	100
Other income	337	442	1,055	1,314
Total non-interest income	2,357	2,625	7,085	7,410

Non-interest expense:
Salaries and employee benefits	6,158	5,791	18,203	16,948
Occupancy expenses	1,892	1,685	5,672	4,937
Audit, legal and other professional fees	350	331	1,110	1,096
Advertising and public relations expenses	514	434	1,506	1,272
Deposit insurance premiums	393	194	1,720	537
Supplies and postage expenses	209	222	626	685
Investment advisory and custodial expenses	85	72	304	274
Other operating expenses	919	910	2,934	2,525
Total non-interest expense	10,520	9,639	32,075	28,274

Income before income taxes	3,204	2,728	7,219	8,082
Provision for income taxes	935	1,009	2,058	2,563

Net income	$2,269	$1,719	$5,161	$5,519

Basic earnings per share	$0.28	$0.22	$0.63	$0.69
Diluted earnings per share	$0.28	$0.21	$0.63	$0.69

Basic weighted average common shares outstanding	8,228,897	7,984,628	8,157,273	7,961,943
Diluted weighted average common shares outstanding	8,239,729	8,012,595	8,171,171	7,997,111

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(unaudited)

Nine months ended September 30, 2009

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2008	$80	$29,698	$60,200		$1,126	$91,104

Comprehensive income
Net income			5,161	5,161		5,161
Other comprehensive income, net				1,908	1,908	1,908
Total comprehensive income				$7,069
Tax benefit from exercise of stock options		13				13
Common stock dividend paid ($0.285 per share)			(2,321)			(2,321)
Common stock issued under dividend reinvestment plan	1	808				809
Stock-based compensation	1	561				562
Stock options exercised		222				222
Balance at September 30, 2009	$82	$31,302	$63,040		$3,034	$97,458

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(unaudited)

		Nine months ended
		September 30,	September 30,
	(Dollars in thousands)	2009	2008
	Cash flows from operating activities:
	Net income	$5,161	$5,519
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	3,106	2,040
	Depreciation and amortization	2,375	1,839
	Amortization of intangible assets	99	99
	Stock-based compensation expense	542	387
	Mortgage loans originated for sale	(49,600)	(11,746)
	Proceeds from mortgage loans sold	50,776	11,251
	Gains on sales of loans	(526)	(100)
	Net gains on sales of investment securities	(971)	(267)
	Other-than-temporary-impairment on investment securities	782	—
	Income on bank-owned life insurance, net of costs	(407)	(420)
	(Increase)/Decrease in:
	Accrued interest receivable	(147)	302
	Prepaid expenses and other assets	2,967	3,273
	Deferred income tax	(1,349)	(842)
	Increase (decrease) in:
	Accrued expenses and other liabilities	11,477	536
	Accrued interest payable	(579)	(1,762)
	Net cash provided by operating activities	23,706	10,109
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	39,505	4,913
	Proceeds from maturities, calls and pay-downs of investment securities	40,471	27,520
	Purchase of investment securities	(60,364)	(27,094)
	Net increase in loans	(112,489)	(75,119)
	Additions to premises and equipment, net	(2,999)	(3,131)
	Proceeds from OREO sales and payments	632	—
	Purchase of OREO	(340)	—
	Net cash used in investing activities	(95,584)	(72,911)
	Cash flows from financing activities:
	Net increase in deposits	179,798	75,467
	Net (decrease)/increase in borrowed funds	(90,080)	2,047
	Cash dividends paid	(2,321)	(2,146)
	Proceeds from issuance of common stock	809	758
	Proceeds from exercise of stock options	222	110
	Excess tax benefit from exercise of stock options	13	2
	Net cash provided by financing activities	88,441	76,238

	Net increase in cash and cash equivalents	16,563	13,436
	Cash and cash equivalents at beginning of period	25,276	32,718
	Cash and cash equivalents at end of period	$41,839	$46,154

	Supplemental financial data:
Cash Paid For:	Interest	$11,547	$18,522
	Income taxes	3,123	3,764
	Supplemental schedule of non-cash investing activity:
	Transfer from loans to real estate owned	695	375

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

Based on management’s evaluation through November 6, 2009, the date the financials statements were originally issued to shareholders, there were no events or material transactions subsequent to the financial statements date that required recognition or disclosure in the financial statements presented in this Form 10-Q.

Certain fiscal 2008 information has been reclassified to conform to the 2009 presentation.

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance establishing the FASB “Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This guidance was effective for the Company beginning in the third quarter of 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial position and results of operations, or the selection and application of accounting principles.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The following table summarized the components of other comprehensive income (loss) for the nine month periods ended September 30, 2009 and 2008.

	2009	2008

Disclosure of other comprehensive income (loss):

Gross unrealized holding gains (losses) on investments arising during the period	$3,161	$(2,756)
Income tax benefit (expense)	(1,137)	932
Net unrealized holding gains (losses), net of tax	2,024	(1,824)

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(782)	—
Income tax benefit	266	—
Reclassification adjustment for impairment realized, net of tax	(516)	—

Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	971	267
Income tax expense	(339)	(95)
Reclassification adjustment for gains realized, net of tax	632	172

Other comprehensive income (loss), net of reclassifications	$1,908	(1,996)

(5)                     FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the Deposit Insurance Fund (the “DIF”) of the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount provided by law.  The Company’s FDIC deposit insurance premiums (excluding the special assessment discussed below) amounted to $1.1 million for the nine months ended September 30, 2009 compared to $537 thousand for the same period in 2008.

As a result of nationwide bank failures in 2008, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined substantially, and the FDIC took several steps to restore the ratio, as required by law.  The FDIC increased its assessment rate uniformly by 7 basis points for all insured institutions for the first quarter of 2009 only.  In addition, the FDIC subsequently modified the risk-based assessment system beginning April 1, 2009.  The modified system increased the base assessment rates from a range of 5 to 43 basis points to an adjusted total assessment range of 7 to 77.5 basis points, depending on risk category and several possible adjustments that could increase or decrease the institution’s base rate.

As an additional measure, the FDIC also adopted a final rule in May 2009 to impose special assessments on all insured depository institutions as of June 30, 2009, which was collected on September 30, 2009.   The Company’s FDIC special June assessment, which was charged to earnings in the second quarter, amounted to $576 thousand.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

In addition to general increases in the FDIC’s assessment rates, the Company’s deposit insurance costs have increased in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) which began in November 2008.  Under the TAGP, the FDIC provides participating depository institutions with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount. (The FDIC has made exceptions for certain interest bearing transaction accounts and funds swept into non-interest bearing savings accounts to also be covered under the TAGP.)  Participating institutions are currently charged a 10-basis point surcharge on those non-interest bearing account balances over the existing insurance limit of $250,000.  The Company’s participation in the TAGP has added approximately $35 thousand to its FDIC insurance cost through September 30, 2009.

In August 2009, the FDIC voted to extend the TAGP through June 30, 2010 with a risked-based fee structure, which ranges from 15 to 25 basis points, depending upon each institutions Risk Category rating.  The Company has opted to continue participating in the TAGP through June 30, 2010 and does not expect the increase in fee to have a material impact on its financial results.

In September 2009, the FDIC proposed a rule that would not include any additional special assessments but instead will require insured institutions to prepay their estimated risked-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC Board also proposed a uniform three-basis point increase in assessment rates effective January 1, 2011.  The FDIC has proposed a formula for estimating the assessment base and will collect the prepaid assessment for these periods on December 30, 2009.   Upon remittance of the assessment, institutions would record a prepaid asset which will be charged to earnings over subsequent quarters in amounts equal to the actual quarterly assessments for each period, until the asset is exhausted.  If approved as proposed, management estimates that the Company’s prepayment will be approximately $6 million.

Any future increases in annual assessment rates will further increase the Company’s deposit insurance expense and may have a material effect on the Company’s results of operations.

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

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate drops from the current rate of 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter.  Therefore, the Company recorded additional income tax expense of approximately $130 thousand in the third quarter of 2008 to adjust the Company’s net deferred tax assets down to the future realizable tax rates.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2009.  The Company’s tax years beginning after December 31, 2005 and later are open to federal and state income tax examinations.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers and other employees, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $173 thousand and $128 thousand for the three months ended September 30, 2009 and 2008, respectively and was $542 thousand and $387 thousand for the nine months ended September 30, 2009 and 2008, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $79 thousand and $12 thousand for the three months ended September 30, 2009 and 2008 respectively and $183 thousand and $37 thousand for the nine months ended September 30, 2009 and 2008, respectively.

There were no restricted stock awards granted in 2008 or during the three month period ended September 30, 2009. During the first quarter of 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, in each case starting on the first anniversary date of the award. There have been 150 awards forfeited to date.

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

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $53 thousand and $212 thousand for the three and nine months ended September 30, 2009, compared to $77 thousand and $225 thousand for the same period in 2008.

There were no stock option awards granted to employees during the three month period ended September 30, 2009 or 2008.  There were 51,050 and 132,000 stock option awards granted to employees during the nine month period ended September 30, 2009 and September 30, 2008, respectively. All of the options granted in 2009 and 2008 become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the nine months ended September 30, 2009 and 2008.

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

Director Stock-based Compensation

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $41 thousand and $147 thousand for the three and nine months ended September 30, 2009 compared to $39 thousand and $125 thousand for the same periods in 2008.  In January 2009, 13,013 shares of common stock were issued to directors in lieu of cash fees related to 2008 annual directors’ stock-based compensation expense of $168 thousand.

(8)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with three of its executive officers.  These salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service Cost	$41	$40	$123	$300
Interest Cost	44	42	133	122
Net periodic benefit cost	$85	$82	$256	$422

Benefits paid amounted to $60 thousand for the three months and $135 thousand for the nine months ended September 30, 2009, and $45 thousand and $65 thousand for the three and nine months ended September 30, 2008, respectively.  The Company anticipates accruing an additional $85 thousand to the plan during the remainder of 2009.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at September 30, 2009 and December 31, 2008 amounted to $13.7 million and $13.3 million, respectively. There are no associated surrender charges under the outstanding policies.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

On January 1, 2008, the FASB issued new accounting guidance for deferred compensation and postretirement benefit aspects of endorsement split dollar life insurance arrangements, which required that an employer recognize a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.  Upon adoption of the accounting guidance, the Company recorded a cumulative-effect adjustment to retained earnings of $1.0 million.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2009	2008	2009	2008
Service Cost	$5	$5	$15	$15
Interest Cost	20	15	61	46
Net periodic post retirement benefit cost	$25	$20	$76	$61

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic weighted average common shares outstanding	8,228,897	7,984,628	8,157,273	7,961,943
Dilutive shares	10,832	27,967	13,898	35,168
Diluted weighted average common shares outstanding	8,239,729	8,012,595	8,171,171	7,997,111

Basic earnings per share	$0.28	$0.22	$0.63	$0.69
Effect of dilutive shares	—	(0.01)	—	—
Diluted earnings per share	$0.28	$0.21	$0.63	$0.69

At September 30, 2009, there were additional options outstanding to purchase up to 637,105 shares which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(10)              Investment Securities

The amortized cost and carrying values of investment securities at September 30, 2009 are summarized as follows:

	September 30, 2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Value
Federal Agency obligations (1)	$27,219	$39	$4	$27,254
Federal Agency mortgage backed securities (MBS) (1)	41,738	721	26	42,433
Non-agency MBS	3,730	—	117	3,613
Municipal securities	56,373	2,257	5	58,625
Total fixed income securities	129,060	3,017	152	131,925
Equity investments	4,441	1,798	—	6,239
Total available for sale securities, at fair value	133,501	4,815	152	138,164
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Total investment securities	$138,241	$4,815	$152	$142,904

(1)

Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks. All agency MBS investments owned by the Company are backed by residential mortgages.

(2)

The Bank is required to purchase Federal Home Loan Bank of Boston (FHLB) stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value.

See Note 11, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on the fixed income portfolio is deemed to be other than temporary the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income.

As of September 30, 2009, the $30 thousand of unrealized losses on the federal agency obligations and federal agency MBS investments were limited to four individual securities and were attributed to market volatility. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009, because the decline in market value is attributable to interest rate volatility and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

As of September 30, 2009, Company’s non-agency MBS portfolio consisted of one residential mortgage backed security.  The $117 thousand unrealized losses on this MBS was due to market conditions which have resulted generally in lower prices for most non-agency MBS in relation to government issued and agency securities. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2009 due to the AAA rating of the security and the high credit quality of the underlying loans. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell this investment prior to a market price recovery or maturity.

As of September 30, 2009, the $5 thousand of unrealized losses on the Company’s municipal securities were related to three obligations and attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009 due to the portfolio being “investment grade” quality indicating the lower risk nature of municipal investments. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss is deemed to be other than temporary prior to a sale, the loss is charged to earnings.  Management regularly reviews the equity portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines in the stock market and the general economy and the uncertainty in determining the likelihood of recovery in the short-term for these equities.

At September 30, 2009, the Company’s equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 8%) invested in funds or individual common stock of entities in the financial services industry.

During the first nine months of 2009, the Company recorded fair market value impairment charges on certain investments contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period.  The pretax impairment charge of $782 thousand represented a $516 thousand after tax charge against earnings.  In March 2009, the Company sold $991 thousand of previously impaired equity funds and recognized additional losses of $299 thousand.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.  Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions taken by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other than temporary impairment charge on FHLB stock was necessary as of September 30, 2009.

(11)              Fair Value Measurements

On January 1, 2008, the Company adopted new FASB accounting guidance regarding fair value measurements which provides a single definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles, with the intention of increasing consistency and comparability in fair value measurements. The primary impact of the application of this guidance was expanded disclosure requirements about fair value measurements.   The adoption did not require any new fair value measurements, as the FASB rule applies under other existing accounting pronouncements that require or permit fair value measurements.

FASB defines the fair value to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in market that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability. Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The following table summarizes significant assets and liabilities carried at fair value at September 30, 2009:

		Fair Value Measurements using:
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured on a recurring basis:
Available for sale securities	$138,164	$6,239	$131,925	—

Assets measured on a non-recurring basis:
Impaired loans	$4,485	$—	$—	$4,485

Available for sale securities

Investment securities that are considered “available for sale” are carried at fair value.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  These vendors generally determine fair value prices based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities.  The Company’s equity portfolio fair value is measured based on quoted market prices for the shares.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

Impaired loans

Impaired loan balances in the table above represent those collateral dependent impaired loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral, in accordance with FASB Accounting Standards.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of estimated credit loss utilizing Level 3 measurement inputs (appraised value less estimated cost to sell) adjusted as necessary to changes in relevant valuation factors subsequent to the measurement date.  Specific allowances assigned to the collateral dependent impaired loans at September 30, 2009 amounted to $1.4 million, an increase of $1.1 million since December 31, 2008.

Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, the Company creates a loan for the customer with the same criteria associated with similar loans.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  At September 30, 2009 and December 31, 2008, the estimated fair values of these commitments were immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment on the loan is quoted.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At September 30, 2009 and December 31, 2008, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued additional requirements for publicly traded companies to provide disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This requirement is effective for interim reporting periods ending after June 15, 2009.  The implementation did not have a material impact on the Company’s financial position or results of operations.

In accordance with these FASB requirements, the Company is required to disclose fair value information about financial instruments whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

The respective carrying values of certain financial instruments approximated their fair value, as they were short-term in nature or payable on demand.  These include cash and due from banks, total short-term investments, accrued interest receivable, repurchase agreements, accrued interest payable and non-certificate deposit accounts.

Investments:  Fair values for investments were based on quoted market prices, where available, as provided by third-party investment portfolio pricing vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided by FASB.

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

Commitments: The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to be immaterial and have no significant change in fair value.

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2009 and December 31, 2008 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2009 and December 31, 2008.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2009 and December 31, 2008 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

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

The carrying value and estimated fair values of the Company’s financial instruments as of September 30, 2009, and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$41,839	$41,839	$25,276	$25,276
Investment securities	142,904	142,904	159,373	159,373
Loans, net	1,041,410	1,038,774	933,372	955,010
Accrued interest receivable	5,504	5,504	5,357	5,357

Financial liabilities:
Non-interest demand deposits	180,029	180,029	166,430	166,430
Interest bearing checking, savings, money market accounts	599,995	599,995	452,023	452,023
Certificates of deposit (including brokered)	347,677	348,467	329,450	330,184
Borrowed funds	31,170	31,227	121,250	121,274
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	1,270	1,270	1,849	1,849

(12)              Recent Accounting Pronouncements

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (VIEs) by eliminating exceptions to consolidating qualifying special-purpose entities, changing the approach to determining a VIE’s primary beneficiary, and requiring a company to more frequently reassess whether VIEs must be consolidated. This amended guidance is effective for the Company beginning in fiscal year 2010. The Company is currently assessing the impact of this guidance on its consolidated financial position and results of operations.

In June 2009, the FASB amended its guidance related to transfers and servicing of financial assets and extinguishments of liabilities to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirement of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The new guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued new guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This guidance was effective for the Company beginning in the second quarter of 2009 and is disclosed in Note 2, “Basis of Presentation”, above. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

Overview

Management believes that the current banking environment provides many opportunities for community banks like Enterprise Bank, as customers migrate from larger, national banks to local community banks, choosing to do business with banking professionals they know and trust.  At a time when many large regional and national financial institutions have retrenched, Enterprise Bank has successfully grown loans and deposits.

Loans outstanding totaled $1.06 billion at September 30, 2009, an increase of $110.3 million, or 12%, since December 31, 2008, and an increase of $39.5 million since June 30, 2009.   Deposits, excluding brokered deposits, totaled $1.04 billion at September 30, 2009, an increase of $167 million, or 19%, since December 31, 2008, and an increase of $14.7 million since June 30, 2009.   The year-to-date growth in loans and deposits, excluding brokered CD, equates to annualized growth rates of 16% and 26%, respectively.

The Company continues to expand its branch network.  In January we opened our sixteenth branch location in Acton, Massachusetts and during the current quarter, our temporary Derry, NH loan production office began operating as our seventeenth full-service branch. We also recently began construction on our permanent Derry location, which we expect to be open in late spring 2010.  The Company continues to make significant strategic investments in employee professional development, facilities, technology, and marketing and public relations.  While management recognizes that such investments will increase non-interest expenses in the short-term, the Company believes that the opportunities for long-term benefits, including growth and expansion and increased market share, have never been stronger than they are at the present time.

• Results of Operations

Net income increased 32% for the third quarter, when compared to the same period in 2008 and amounted to $2.3 million, or $0.28 per diluted share, for the quarter ended September 30, 2009, compared to $1.7 million, or $0.21 per diluted share, for the quarter ended September 30, 2008.  The increase was primarily due to an increase in net interest income, partially offset by a decrease in gains on sales of investments and increases in FDIC insurance premiums and other non-interest expenses.

Net income for the nine months ended September 30, 2009 amounted to $5.2 million, or $0.63 diluted earnings per share, compared to $5.5 million, or $0.69 diluted earnings per share, for the comparable 2008 period.  The year to date net income decrease of 6% when compared to the same period in 2008, was primarily impacted by an increase in net interest income, which was more than offset by increases in the provision for loan losses, a decrease in non-interest income, and increases in FDIC insurance premiums and other non-interest expenses.

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

Net interest income for the quarter ended September 30, 2009 amounted to $12.5 million, an increase of $1.6 million, or 15%, compared to the September 2008 quarter.  Net interest income for the nine months ended September 30, 2009 amounted to $35.3 million, an increase of $4.3 million, or 14%, compared to the nine months ended September 30, 2008.  The increase in net interest income over the comparable quarter and year-to-date 2008 periods was due primarily to strong loan growth. Average loan balances increased $150.6 million and $133.6 million for the quarter-over-quarter and year-over-year periods, respectively.

Net interest margin was 4.32% for the quarter ended September 30, 2009 compared to 4.27% for the September 2008 quarter and 4.19% for the quarter ended June 30, 2009.  Year-to-date net interest margin was 4.23% for the nine months ended September 30, 2009, compared to 4.22 % for the same period ended September 30, 2008, and 4.23% for the year ended December 31, 2008.  Due to the lower market interest rates compared to the prior year, earning assets and funding sources continued to reprice downward during the current year, reducing both the yield on earning assets and the Company’s cost of funding.  However, in recent months, the pace of asset repricing (primarily loans) has slowed, while funding costs have declined at a faster rate, contributing to the recent increase in margin.

• Provision for loan losses and Credit Quality

The provision for loan losses amounted to $1.1 million for the three months ended September 30, 2009, compared to $1.2 million for the same period in 2008, and amounted to $3.1 million and $2.0 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in the year-to-date provision was due to several factors: the level of loan growth during the period; level of net charge-offs compared to the prior year; and an increase in specific reserves.  Total loans increased $110.3 million during the nine months ended September 30, 2009, compared to loan growth of $75 million in the 2008 nine-month period.  Year-to-date net charge offs amounted to $887 thousand compared to $387 thousand in the same period last year.  Annualized year-to-date net charge-offs amounted to 0.12% of average total loans in 2009 compared to 0.06% for the same period in 2008.  Specific reserves for impaired loans increased by $833 thousand at September 30, 2009, compared to September 30, 2008.

At September 30, 2009, non-performing assets amounted to 1.30% of total assets compared to 1.09% and 0.73% at June 30, 2009, and December 31, 2008, respectively.  The ratio of loans 60-89 days past due to total loans declined to 0.12% at September 30, 2009 compared to 0.32% at June 30, 2009 and 0.28% at December 31, 2008.  The allowance for loan losses to total loans ratio was 1.65% at September 30, 2009, compared to 1.64% at June 30, 2009, and 1.61% at December 31, 2008.  In general, the trend in non-performing statistics is consistent with the economic environment at the local level, and was considered reasonable, especially in light of the historic low level of these statistics in recent years.  Our credit quality and allowance ratios continue to compare favorably to both national and state peer groups.   Management believes the overall credit quality of the general portfolio is sound, and that the level of the allowance for loan losses was appropriate given management’s assessment of the risk inherent in the portfolio as of September 30, 2009.

See “Credit Risk/Asset Quality and the Allowance for Loan Losses” below in this Item 2, for further discussion of management’s assessment of the allowance for loan losses.

• Non-interest income and expense

Non-interest income for the three months ended September 30, 2009 amounted to $2.4 million as compared to $2.6 million at September 30, 2008.  Non-interest income for the nine months ended September 30, 2009 and September 30, 2008 amounted to $7.1 million and $7.4 million, respectively.  Year-to-date investment advisory income decreased $405 thousand over the same period in the prior year due to the decline in the value of assets under management resulting primarily from investment market conditions.  During the nine months ended September 30, 2009, net gains on security sales were offset in part by the other than temporary impairment on certain equity securities and resulted in net gains of $189 thousand, compared to net gains of $267 thousand for the nine months ended September 30, 2008.  Gains realized on the sales of loans increased $426 thousand over the comparable year-to-date period due to the increase in volume of residential loan production as a result of the favorable market interest rates in 2009.

Non-interest expense for the three months ended September 30, 2009, amounted to $10.5 million, an increase of 9%, compared to the same quarter last year.  Non-interest expense for the nine months ended September 30, 2009, amounted to $32.1 million, an increase of 13%, compared to the same period in the prior year. The increase in non-interest expense was related primarily to strategic growth, new branches opened and increases in FDIC deposit insurance assessments. Strategic growth initiatives resulted in increases in the areas of compensation-related costs, occupancy, and advertising and public relations expenses.  Year-to-date deposit insurance premiums increased $1.2 million compared to the same nine month period in 2008, due to changes in the FDIC insurance assessment rates and a special June 30, 2009 assessment, which applied to all insured banks, intended to replenish the FDIC’s deposit insurance reserves.

• Effective tax rates

The effective tax rate for the nine months ended September 30, 2009 was 28.5% compared to 31.7% in the 2008 period.  The decrease in the effective tax rate was primarily due to the impact of the level of non-taxable income on lower earnings.

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

Total assets amounted to $1.29 billion at September 30, 2009, an increase of 9% since December 31, 2008. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans. Total loans increased 12%, or $110.3 million, since December 31, 2008 and amounted to $1.06 billion, or 82% of total assets. Commercial loans amounted to $901.2 million, or 85% of gross loans, which was consistent with the December 31, 2008 composition.

The investment portfolio is the other key component of the Company’s earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The fair value of total investments amounted to $142.9 million at September 30, 2009. The $16.5 million decline since December 31, 2008 was due to principal paydowns, calls, maturities, and sales partially offset by purchase activity.  The cash flow that has not yet been fully redeployed is carried temporarily in short-term money market mutual funds.

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

Deposits, excluding brokered CDs, amounted to $1.04 billion, an increase of $167 million, or 19%, since December 31, 2008, representing an annualized growth rate of 26%.  Deposit growth was noted in all categories; with low cost deposit balances increasing 8% and higher cost transactional deposit balances increasing 60%, while CDs increased 2% since December 31, 2008.  The deposit growth, which primarily occurred in the first six months of 2009, is attributed to the Company’s expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds, as well as the migration of off-balance sheet sweep accounts to on-balance sheet accounts.

At September 30, 2009, total deposits, which include brokered CDs, amounted to $1.13 billion, representing 19% growth over December 31, 2008.

Wholesale funding amounted to $118 million at September 30, 2009, compared to $195.2 million at December 31, 2008.  At September 30, 2009, wholesale funding included $88.2 million in brokered CDs, an increase of $12.8 million, or 17%, since December 31, 2008, and FHLB borrowings amounting to $29.8 million, a decrease of $90.1 million, or 75%, since December 31, 2008.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

• Opportunities and Risks

The Company has concentrated on community lending with commercial loans and traditional mortgages to growing and established local businesses, professionals, non-profit organizations and individuals.  While the current economic environment presents significant challenges for all companies, management also believes that it creates opportunities for growth and expansion.  In management’s view, the actions of the larger regional and national banks, and other non-bank financial service companies, to restrict their lending practices and service levels in broad strokes, has alienated many strong credit customers.  This has resulted in a level of market activity that has not been seen for many years, where strong customers are seeking local, stable community banks with which to do their banking business.  Management believes that Enterprise Bank is well positioned to capitalize on this market opportunity by utilizing the disciplined and consistent lending, conservative credit review practices, and strong customer service standards that have served to provide quality asset growth over varying economic cycles during the Company’s twenty year history.  The Company continues to seek to position itself to increase market share, with carefully planned expansion into neighboring markets through focused marketing strategies and new branch development.   Over the past eighteen months we have opened two new full service branch facilities in Massachusetts, in addition to the temporary Derry, New Hampshire office, with construction of the permanent Derry facility underway.

In addition to branch expansion, management continues to undertake many significant strategic initiatives, including investments in employee training and professional development, marketing and public relations, technology and facilities improvement.  While management recognizes that such investments will increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and value of the Company and are reflective of the opportunities in the marketplace for community banks such as Enterprise.

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term continuation of the nationwide recession or possible lagging effects could further weaken the local New England economy, and have long-term adverse consequences on local industries leading to increased unemployment, further deterioration of local commercial real estate values, or other complications, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the Company’s commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company will continue to face significant risks in seeking to achieve its long-term growth and market share objectives, which will continue to depend upon the Company’s success in differentiating itself from competitors, developing strong relationships with business and community leaders, and providing a superior customer experience through a full range of diversified financial products and services, delivered through consistent, responsive and personal service based on an understanding of the financial needs of customers.   Management believes the Company’s business model, strong service and technology cultures, experienced banking professionals, in-depth knowledge of our markets and trusted reputation within the community create opportunities for the Company to be the leading provider of banking and investment management services in its growing market area and that the Company is well positioned, both financially and strategically, to capitalize on opportunities created by the current challenging banking landscape.

The value of the Company’s investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock could be negatively impacted by any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic recession, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

Any further changes in government regulation or oversight, including responses to the recent financial crisis, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating and compliance costs.  As discussed above, changes in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s TAGP have already increased the Company’s ongoing FDIC-related costs, and the FDIC’s ability to impose additional future special assessments to restore the DIF could further increase these costs.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At September 30, 2009, the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital could impact these regulatory capital designations. In addition, although the Company believes its current capital is adequate to support ongoing operations, on September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital, in order to increase capital to ensure the Company is positioned to take advantage of growth and market share opportunities.  On October 22, 2009, the Company commenced a subscription rights offering to the Company’s stockholders, together with a supplemental community-based offering to be undertaken concurrently with the rights offering, with the intention of raising between $7.5 million and $8.9 million, under the shelf registration, at a per share price of $10.85.  Subject to extension at the sole discretion of the Company, the rights offering is scheduled to close on November 19, 2009 and the supplemental community offering is scheduled to close on December 1, 2009.

For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2009, see the section entitled “Capital Resources” contained in this Item 2 below.

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

In addition, the Company contracts with an outside service provider to monitor usage patterns and identify unusual activity on debit/ATM cards issued by the Bank.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scan for computer viruses on the Company’s information systems.

The Company has a Business Continuity Plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which would disable the Company for an extended period.  The Company also has a detailed Pandemic Plan that outlines steps for recovering from any significant disruption or loss or personnel from such an occurrence.  The plans establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors” included in the Company’s 2008 Annual Report on Form 10-K.

Financial Condition

Total assets increased $107 million, or 9%, since December 31, 2008, to $1.29 billion at September 30, 2009.  The increase was primarily attributable to increases in total loans, funded primarily through deposit growth.

Short-term investments

As of September 30, 2009, short-term investments amounted to $11.1 million, an increase of $7.3 million compared to December 31, 2008. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the short-term deposit inflows, investment sales proceeds and the immediate liquidity needs of the Company.

Investments

At September 30, 2009, the investment portfolio declined $16.5 million compared to December 31, 2008 as discussed below.  The carrying value of the investment portfolio represented 11% of total assets at September 30, 2009 and 14% at December 31, 2008.

The following table summarizes investments at the dates indicated:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Federal agency obligations (1)	$27,254	$—	$—
Federal agency mortgage backed securities (MBS) (1)	42,433	82,936	67,061
Non-agency MBS	3,613	4,316	4,406
Municipal securities	58,625	61,386	53,821
Total fixed income securities	131,925	148,638	125,288

Equity investments	6,239	4,740	7,717
Total available for sale securities, at fair value	138,164	153,378	133,005

Federal Home Loan Bank stock (2)	4,740	5,995	4,530
Total investment securities	$142,904	$159,373	$137,535

(1)            Investments issued or guaranteed by government enterprises such as Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB. All agency MBS investments owned by the Company are backed by residential mortgages.

(2)            This stock is classified as a restricted investment and carried at cost which management believes approximates fair value.

During the nine months ended September 30, 2009, the Company sold $38.5 million in federal agency and MBS obligations and equity mutual funds, and recognized net gains of $971 thousand.  During the same period, the total principal paydowns, calls and maturities amounted to $40.5 million.  These portfolio cash flows were partially utilized to purchase $60.4 million in securities and fund cash management operations, with the remainder placed temporarily in short-term investments.

Net unrealized gains amounted to $4.7 million at September 30, 2009 compared to $1.7 million at December 31, 2008 and net unrealized losses of $2.6 million at September 30, 2008. See Note 10, “Investment Securities” and Note 11, “Fair Value Measurements” to the Company’s unaudited consolidated financial statements contained in this Form 10-Q for further information regarding the Company’s unrealized gain and losses on debt and equity securities,  including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

The Company has not purchased sub-prime mortgage-backed securities and has never invested in the stock of Fannie Mae or Freddie Mac and does not have any direct investments in corporate debt.

From time to time the Company may pledge investments from the portfolio as collateral for various municipal deposit accounts, repurchase agreements and treasury, tax and loan deposits.  The fair value of securities pledged as collateral was $29.9 million at September 30, 2009.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $36.0 million at September 30, 2009.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $56.6 million at September 30, 2009.

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

Total loans increased $110.3 million, or 12%, compared to December 31, 2008, and 17% since September 30, 2008.  Total loans represented 82% and 80% of total assets at September 30, 2009 and at December 31, 2008.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $98.8 million, or 12%, over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$538,723	50.8%	$472,279	49.7%	$456,662	50.2%
Commercial and industrial	255,693	24.1%	231,815	24.4%	208,940	23.0%
Commercial construction	106,793	10.1%	98,365	10.4%	109,127	12.0%
Total commercial loans	901,209	85.0%	802,459	84.5%	774,729	85.2%

Residential mortgages	91,296	8.6%	84,609	8.9%	80,362	8.8%
Residential construction	5,857	0.5%	6,375	0.7%	4,920	0.5%
Home equity	55,879	5.3%	49,773	5.2%	44,471	4.9%
Consumer	4,936	0.5%	4,857	0.5%	4,390	0.5%
Loans held for sale	946	0.1%	1,596	0.2%	863	0.1%
Gross loans	1,060,123	100.0%	949,669	100.0%	909,735	100.0%
Deferred fees, net	(1,225)		(1,028)		(964)
Total loans	1,058,898		948,641		908,771

Allowance for loan losses	(17,488)		(15,269)		(15,198)
Net loans	$1,041,410		$933,372		$893,573

Commercial real estate loans represent an area of significant growth and increased $66.4 million, or 14%, as of September 30, 2009, compared to December 31, 2008, and 18% compared to September 30, 2008.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $23.9 million, or 10%, since December 31, 2008, and 22% as compared to September 30, 2008.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial and industrial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables.  Commercial and industrial loans are generally guaranteed by the principals of the borrower.

Commercial construction loans increased $8.4 million, or 9%, since December 31, 2008, but decreased 2% compared to September 30, 2008. The decrease since September 2008 reflects the limited new construction projects by qualified builders due to the environment in the construction industry over that time frame.   The increase in 2009 has occurred during the third quarter as a result of select opportunities in the market place to lend to strong developers.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 15% of the total loan portfolio at both September 30, 2009 and December 31, 2008.  These loans increased by $12.4 million, or 8%, since December 31, 2008 and by $23.8 million, or 18%, since September 30, 2008.  The increases were primarily within the residential mortgage and home equity portfolio due to favorable market rates over the period.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the nine months ended September 30, 2009, the Company originated $49.6 million in residential loans designated for sale, compared to $11.7 million for the comparable period in the prior year.  The increase in volume of residential loan production was due to favorable market rates in 2009.  Loans sold generated gains on sales of $526 thousand and $100 thousand for the nine month periods ended September 30, 2009 and 2008, respectively.

At September 30, 2009, the Company had commercial loan balances participated out to various banks amounting to $30.9 million, compared to $19.2 million at December 31, 2008.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $32.9 million and $24.9 million at September 30, 2009 and December 31, 2008, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $224.5 million and $275.3 million at September 30, 2009 and December 31, 2008, respectively.

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

The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk”.  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases as defined by the FASB.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of ninety days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

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

On a quarterly basis, management prepares an estimate of the reserves necessary to cover estimated credit losses.  The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company’s allowance is accounted for in accordance with FASB guidance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.  There were no significant changes in the Company’s underwriting, credit risk management system, or the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the strength of the local and national economy, and comparison to industry peers, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the historic loss experience as well as the quantitative and qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

The allowance for loan losses to total loans ratio was 1.65% and 1.64% at September 30, 2009 and June 30, 2009 respectively, compared to the December 31, 2008 ratio of 1.61%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb reasonably anticipated losses from specifically known and other credit risks associated with the portfolio as of September 30, 2009.

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

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2009	December 31, 2008	September 30, 2008

Commercial real estate	$10,324	$3,691	$4,221
Commercial and industrial	2,923	1,713	1,733
Commercial construction	1,193	1,400	—
Residential	1,278	1,019	623
Home Equity	305	149	201
Consumer	15	39	15
Total non-accrual loans	16,038	8,011	6,793
Overdrafts > 90 days past due	7	256	—
Total non-performing loans	16,045	8,267	6,793
Other real estate owned (“OREO”)	721	318	375
Total non-performing assets	$16,766	$8,585	$7,168

Total Loans	$1,058,898	$948,641	$908,771

Non-performing loans: Total loans	1.52%	0.87%	0.75%
Non-performing assets: Total assets	1.30%	0.73%	0.63%
Loans 60-89 days past due: Total loans	0.12%	0.28%	0.11%
Adversely classified loans: Total loans	2.17%	1.46%	1.38%

Allowance for loan losses	$17,488	$15,269	$15,198
Allowance for loan losses: Non-performing loans	109.00%	184.70%	223.73%
Allowance for loan losses: Total loans	1.65%	1.61%	1.67%

In general, non-performing statistics have trended upward in 2008 and 2009, as would be expected given the historically low level of these statistics in recent years, and are consistent with the regional economic environment and its impact at the local commercial level.  Management believes that the current levels of non-performing statistics are more reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  However, management does not consider the increase since 2008 to be indicative of significant deterioration in the credit quality of the general loan portfolio at September 30, 2009, as indicated by the following factors: the reasonable ratio of non-performing loans, given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at September 30, 2009 will ultimately be collected.

The $7.8 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2008, was primarily due to net additions within the commercial real estate portfolio ($6.6 million) and the commercial and industrial portfolio ($1.2 million).  In the opinion of management the majority of the non-performing loans were adequately supported by expected future cash flows or the realizable value of the underlying collateral, and management expects that the majority of these principal advances will ultimately be collected.  Management closely monitors these relationships for collateral or credit deterioration.

At September 30, 2009, the Company had adversely classified loans carrying “substandard”, or “doubtful” classifications amounting to $22.8 million, compared to $13.9 million at December 31, 2008. The increase was primarily due to the increase in non-performing loans discussed above.  At September 30, 2009, the Company had $115 thousand classified as “Loss”, consisting of one loan in the process of foreclosure.  This amount was charged to the allowance for loan losses upon foreclosure proceedings in October, with the remaining realizable value of $375 thousand transferred to OREO.  There were no loans classified as “Loss” at December 31, 2008.  At September 30, 2009 and December 31, 2008, $8.6 million and $6.5 million, respectively of adversely classified loans were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $14.3 million and $7.4 million at September 30, 2009 and December 31, 2008, respectively.  Non-accrual loans which were not adversely classified amounted to $1.8 million and $584 thousand at September 30, 2009 and December 31, 2008, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

Total impaired commercial loans amounted to $34.6 million and $10.4 million at September 30, 2009 and December 31, 2008, respectively. There were four larger commercial relationships added to impaired status during 2009 amounting to $17.1 million at September 30, 2009, which were accruing at that date, and in management’s opinion were adequately collateralized.   Accruing impaired loans amounted to $19.8 million and $3.7 million at September 30, 2009 and December 31, 2008, respectively.  Non—accrual impaired loans amounted to $14.8 million and $6.7 million as of September 30, 2009 and December 31, 2008, respectively.  Four larger commercial relationships amounting to $8.3 million were added to impaired/non-accrual status during the period, the majority of which were considered adequately collateralized in management’s opinion.

In the opinion of management, at September 30, 2009, impaired loans totaling $28.5 million required no specific reserves and impaired loans totaling $6.1 million required specific reserve allocations of $1.6 million.  At December 31, 2008, impaired loans totaling $5.2 million required no specific reserves and impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand.

Total restructured loans outstanding as of September 30, 2009 and December 31, 2008 were $29.2 million and $4.7 million, respectively.  The increase was primarily due to the eight impaired relationships referred to above.  Accruing restructured loans amounted to $19.8 million and $3.7 million at September 30, 2009 and December 31, 2008, respectively.  Restructured loans included in non-performing loans amounted to $9.4 million and $1.0 million at September 30, 2009 and December 31, 2008, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at September 30, 2009 was $721 thousand and consisted of four properties. During 2009 three properties were added to OREO, one of which was sold during the period; one additional property that had been held since 2008 was also sold during the period.  The carrying value of OREO at December 31, 2008 was $318 thousand and consisted of three properties.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2009	2008

Balance at beginning of year	$15,269	$13,545

Charged-off loans:
Commercial real estate	(272)	—
Commercial and industrial	(820)	(776)
Commercial construction	—	—
Residential	(76)	—
Home equity	(34)	(50)
Consumer	(83)	(22)
Total Charged off	(1,285)	(848)

Recoveries on charged-off loans:
Commercial real estate	210	2
Commercial and industrial	71	315
Commercial construction	3	76
Residential	—	—
Home equity	7	61
Consumer	107	7
Total recoveries	398	461

Net loans charged-off	(887)	(387)

Provision charged to operations	3,106	2,040
Balance at September 30,	$17,488	$15,198

Annualized net loans charged-off: Average loans outstanding	(0.12)%	(0.06)%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  The increased provision compared to the prior year was primarily due to loan growth, the effect of net charge-offs and specific reserves.

Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s 2008 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

Total deposits increased $179.8 million, or 19%, compared to December 31, 2008, and an increase of 19% since September 30, 2008.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$180,029	16.0%	$166,430	17.5%	$176,144	18.6%
Interest bearing checking	168,126	14.9%	158,005	16.7%	162,189	17.2%
Total checking	348,155	30.9%	324,435	34.2%	338,333	35.8%

Retail savings/money markets	177,074	15.7%	152,021	16.0%	154,056	16.3%
Commercial savings/money markets	254,795	22.6%	141,997	15.0%	142,202	15.1%
Total savings/money markets	431,869	38.3%	294,018	31.0%	296,258	31.4%

Certificates of deposit	259,481	23.0%	254,086	26.8%	242,303	25.7%

Total non-brokered deposits	1,039,505	92.2%	872,539	92.0%	876,894	92.9%

Brokered certificates of deposit	88,196	7.8%	75,364	8.0%	67,359	7.1%

Total deposits	$1,127,701	100.0%	$947,903	100.0%	$944,253	100.0%

Excluding brokered CDs, deposit balances increased $167.0 million, or 19%, since December 31, 2008.  Balance increases were noted in all categories as compared to December 31, 2008, particularly in commercial savings and money market accounts.   Commercial savings and money market accounts increased $112.8 million, or 79%, since December 31, 2008. The increases, which occurred primarily during the first six months of 2009, were attributed to expansion and sales efforts and customers seeking competitive secure products as alternative investment options, as well as the migration of off-balance sheet sweep accounts to on-balance sheet accounts.  Excluding brokered CDs, deposit balances have increased $14.7 million or 1% since June 30, 2009.

At September 30, 2009, brokered CDs increased by $12.8 million, or 17%, since December 31, 2008.  Management utilizes both brokered CDs and FHLB borrowings (as discussed below) as alternative funding sources for continued loan growth.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, decreased $90.1 million, or 74%, since December 31, 2008, and decreased $52.3 million, or 63%, since September 30, 2008.  FHLB advances continue to be a cost effective funding source to support the Company’s loan growth. However, balances have declined since December due to growth in core deposit balances and brokered CD’s.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,415	4.5%	$1,418	1.2%	$1,644	2.0%
FHLB borrowings	29,755	95.5%	119,832	98.8%	81,832	98.0%
Total borrowed funds	$31,170	100.0%	$121,250	100.0%	$83,476	100.0%

At September 30, 2009, the Bank had the capacity to borrow additional funds from the FHLB of up to $169.3 million and capacity to borrow from the FRB of $53.6 million.

Assets under management

Investment assets under management amounted to $421.6 million at September 30, 2009 compared to $439.7 million at December 31, 2008, a decrease of 4%.  The decrease was primarily attributable to declines in commercial sweep account balances, partially offset by an increase in Investment Advisory assets in the last quarter.

The decline in investment assets under management was offset by an increase in total assets resulting in total assets under management amounting to $1.75 billion at September 30, 2009 and $1.65 billion at December 31, 2008.

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

Under the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), the FDIC will guarantee certain newly issued senior unsecured debt and certain convertible debt of banks, thrifts and certain holding companies.  The Company opted to participate in this program and will be charged a 75-basis point fee to protect newly issued debt (issued on or before October 31, 2009, or in the case of mandatory convertible debt, on or after February 27, 2009, with mandatory conversion into common shares of the issuing entity on a specified date that is on or before September 30, 2012).  As of September 30, 2009, the Company did not have any debt guaranteed under the TLGP.

Capital Resources

As of September 30, 2009, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

Although the Company believes its current capital is adequate to support ongoing operations, on September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital, in order to increase capital to ensure the Company is positioned to take advantage of growth and market share opportunities.  On October 22, 2009, the Company commenced a subscription rights offering to the Company’s stockholders, together with a supplemental community-based offering to be undertaken concurrently with the rights offering, with the intention of raising between $7.5 million and $8.9 million under the shelf registration, at a per share price of $10.85. Subject to extension at the sole discretion of the Company, the rights offering is scheduled to close on November 19, 2009 and the supplemental community offering is scheduled to close on December 1, 2009.

The Company’s actual capital amounts and ratios are presented as of September 30, 2009 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$113,432	10.35%	$87,679	8.00%	$109,598	10.00%

Tier 1 Capital (to risk weighted assets)	$98,876	9.02%	$43,839	4.00%	$65,759	6.00%

Tier 1 Capital (to average assets)	$98,876	7.91%	$50,001	4.00%	$62,501	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $809 thousand of the $2.3 million cash dividend paid through September 30, 2009, into 71,889 shares of the Company’s common stock.

On October 16, 2009, the Company declared a quarterly dividend of $0.095 per share to be paid on December 1, 2009, to shareholders of records as of November 10, 2009, compared to the quarterly dividend of $0.09 per share paid in December 2008.

Results of Operations

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Unless otherwise indicated, the reported results are for the three months ended September 30, 2009 with the “comparable period” and “prior period” being the three months ended September 30, 2008. Average yields are presented on a tax equivalent basis.

The Company reported third quarter 2009 net income of $2.3 million compared to $1.7 million for the same period in 2008, an increase of 32%.  Diluted earnings per common share were $0.28 for the three months ended September 30, 2009 compared to $0.21 for the comparable 2008 period, an increase of 33%.

The increase in net income for the quarter ended September 30, 2009, when compared to the same period in 2008, was due primarily to an increase in net interest income, partially offset by a decrease in gains on sales of investments and increases in FDIC insurance premiums and other non-interest expenses.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.32% for the three months ended September 30, 2009, compared to 4.27% in the comparable 2008 period.  Interest earning asset yields declined 77 basis points, while the cost of funding declined by 85 basis points over the same period as a result of lower market interest rates compared to the prior year.  Since March 2009, however, margin has shown improvement primarily due to deposit rates declining at a faster pace than rates on interest earning assets.  Quarter-to-date, September 2009 margin has increased 13 basis points over quarter-to-date June 2009 and 15 basis points over quarter-to-date March 2009.

Net Interest Income

The Company’s net interest income was $12.5 million for the three months ended September 30, 2009 compared to $10.9 million for the third quarter 2008. The increase in net interest income over the prior period was primarily due to strong loan growth.

Interest Income

Total interest income amounted to $15.8 million, a decrease of $185 thousand, or 1%, compared to the prior period.  The decrease resulted primarily from a decrease in the average tax equivalent yield on interest earning assets to 5.42% compared to 6.19%, due to the reduction in market interest rates since the prior period.  The impact on interest income of the decline in yields was partially offset by a $139 million, or 13%, increase in the average balance of interest earning assets.

Interest income on loans, which accounts for the majority of interest income, amounted to $14.7 million at September 30, 2009, an increase of $221 thousand, or 2%, over the comparable period, due primarily to loan growth.  The average loan balances increased $150.6 million, or 17%, compared to the prior period, while the average yield on loans declined 83 basis points compared to the prior period and amounted 5.63% for the three months ended September 30, 2009.

Total investment income, which represents the remainder of interest income, amounted to $1.1 million, a decrease of $405 thousand, or 27%, compared to the prior period. The decrease resulted from the impact of the 78 basis point decrease in the average yield on investment securities and the $11.6 million, or 8%, decrease in average balances of investments over the comparable period.  The average yield on investments amounted to 3.83% for the three months ended September 30, 2009 compared to 4.61% for the prior period.

Interest Expense

Total interest expense amounted to $3.3 million, a decrease of $1.8 million, or 35%, compared to the prior period.  The decrease resulted primarily from an 85 basis point decrease in the average cost of deposits and borrowed funds due to the reduction in market interest rates over the period. This decrease was partially offset by the expense associated with the $141.9 million, or 14%, increase in the average balance of these funding sources.

Interest expense on interest checking, savings and money market accounts amounted to $1.1 million, a decrease of $541 thousand, or 33%, over the same quarter in the prior period. The average cost of these accounts decreased 69 basis points to less than 1%, while the average balances increased $131.3 million, or 29% over the prior period.  Average balance increases were due in part to commercial customers transitioning from our off-balance sheet sweep product to our on balance sheet sweep account, as well as expansion and sales efforts and customers seeking competitive secure products as alternative investment options.

Interest expense on total CDs (brokered and non-brokered) amounted to $1.8 million, a decrease of $728 thousand, or 28%, compared to the prior period due to market interest rate declines.

•      Non-Brokered CDs:

Interest expense on non-brokered CDs amounted to $1.6 million, a decrease of $467 thousand, or 22%, over the comparable period.  The average cost of non-brokered CDs decreased 103 basis points, to 2.41%, for the three months ended September 30, 2009, while average balances increased $27.0 million, or 11%, compared to the prior period.

•      Brokered CDs:

Interest expense on brokered CDs amounted to $197.3 thousand, a decrease of $261 thousand, or 57%, over the comparable period. The average cost of brokered CDs decreased 221 basis points, to 1.28%, for the three months ended September 30, 2009 and the average balances increased by $8.9 million compared to the 2008 period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $49.4 thousand, a decrease of $508 thousand, or 91%, over the same period last year.  The decrease was primarily attributed to the reduction in the average cost of borrowed funds by 228 basis points, to 0.34%, while average balances have decreased by approximately $27 million compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2009 and September 30, 2008.

The average balance of non-interest bearing demand deposits, for the three months ended September 30, 2009, increased $1.7 million as compared to the same period in 2008. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 16% and 19% of total average deposit balances for the three months ended September 30, 2009 and 2008, respectively.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2009 compared to the three months ended September 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$220	$2,429	$(1,857)	$(352)
Investments (1)	(405)	(133)	(297)	25
Total interest earnings assets	(185)	2,296	(2,154)	(327)

Interest Expense
Interest chkg, savings and money market	(541)	480	(782)	(239)
Certificates of deposit (2)	(728)	312	(920)	(120)
Borrowed funds	(508)	(179)	(485)	156
Total interest-bearing funding	(1,777)	613	(2,187)	(203)

Change in net interest income	$1,592	$1,683	$33	$(124)

(1)   Investments include investment securities and short-term investments.

(2)   Certificates of deposit include brokered and non-brokered CDs.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2009 and 2008.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,045,580	$14,721	5.63%	$894,995	$14,501	6.46%
Investments (3)	140,852	1,070	3.83%	152,457	1,475	4.61%
Total interest earnings assets	1,186,432	15,791	5.42%	1,047,452	15,976	6.19%

Other assets	74,772			65,816

Total assets	$1,261,204			$1,113,268

Liabilities and stockholders’ equity:
Interest chkg, savings and money market	$581,294	1,109	0.76%	$449,964	1,650	1.45%
Certificates of deposit (4)	330,564	1,832	2.20%	294,638	2,560	3.44%
Borrowed funds	57,288	49	0.34%	84,330	557	2.62%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	979,971	3,284	1.33%	839,757	5,061	2.39%

Net interest rate spread			4.09%			3.80%

Demand deposits	174,283	—	—	172,605	—	—
Total deposits, borrowed funds and debentures	1,154,254	3,284	1.13%	1,012,362	5,061	1.98%

Other liabilities	11,376			12,090
Total liabilities	1,165,630			1,024,452

Stockholders’ equity	95,574			88,816

Total liabilities and stockholders’ equity	$1,261,204			$1,113,268

Net interest income		$12,507			$10,915

Net interest margin (tax equivalent)			4.32%			4.27%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $382 and $345 thousand for the periods ended September 30, 2009 and September 30, 2008 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses was relatively flat compared to the same period last year and amounted to $1.1 million.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2009 amounted to $2.4 million as compared to $2.6 million at September 30, 2008.  Declines in net gains on the sale of securities ($220 thousand) and investment advisory fees ($90 thousand) due to market conditions, were partially offset by an increase in net gains on sales of loans ($108 thousand) due to favorable market interest rates.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2009, increased $881 thousand, or 9%, compared to the same period in 2008. The significant changes are discussed below.

Salaries and employee benefits increased $367 thousand, or 6%. The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including two new branches as well as salary adjustments since the prior period and increased expenses for performance-based incentive compensation.

Occupancy expenses increased $207 thousand, or 12%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives.

Deposit insurance premiums increased $199 thousand due to the FDIC assessment changes which applied to all insured banks.  Refer to note 5 “FDIC Deposit Insurance Assessment” to the financial statements included in Item 1 of this Form 10-Q for further discussion of the assessment changes.

Advertising and public relations expenses increased $80 thousand, or 18% primarily due to advertising and public relations costs which supported the Company’s branding, expansion and business development efforts, including philanthropic activity.

Income Tax Expense

Income tax expense for the three months ended September 30, 2009 and 2008 was $935 thousand and $1.0 million, respectively. The effective tax rate for the three months ended September 30, 2009 and 2008 was 29.2% and 37.0%, respectively.  The prior year’s effective tax rate was impacted by a tax charge of approximately $130 thousand, related to legislative changes in future tax rates applicable to Massachusetts financial institutions, which were enacted in the third quarter of 2008.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2009 with the “comparable period” and “prior period” being the nine months ended September 30, 2008. Average yields are presented on a tax equivalent basis.

The Company reported year to date September 2009 net income of $5.2 million compared to $5.5 million for the same period in 2008, a decrease of 6%.  Diluted earnings per common share were $0.63 for the nine months ended September 30, 2009 compared to $0.69 for the comparable 2008 period, a decrease of 9%.

The decrease in net income for the nine months ended September 30, 2009, when compared to the same period in 2008, was impacted by an increase in net interest income, which was more than offset by increases in the provision for loan losses, a decrease in non interest income, and increases in FDIC insurance premiums, which applied to all insured financial institutions, and other non-interest expenses.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) for the nine months ended September 30, 2009 and September 30, 2008, was 4.23% and 4.22%, respectively.  While the margin is relatively flat, the yield on the interest earning assets have declined by approximately 92 basis points and the average cost of funds have declined by 97 basis points due to lower market interest rates compared to the prior year.

Net Interest Income

The Company’s net interest income was $35.3 million for the nine months ended September 30, 2009 compared to $31.0 million for the same period in 2008. The increase in net interest income over the prior year was due primarily to strong loan growth.

Interest Income

Total interest income amounted to $46.3 million, a decrease of $1.5 million, or 3%, compared the prior period.  The decrease resulted primarily from a 92 basis point decrease in the average tax equivalent yield on interest earning assets to 5.50%, due to the reduction in market interest rates since the prior year.  However, this decline in yield was partially offset by the impact of a $136.8 million, or 13%, increase in the average balance of interest earning assets.

Interest income on loans, which accounts for the majority of interest income, amounted to $42.4 million, a decrease of $718 thousand, or 2% compared to the prior period. The average yield on loans declined 97 basis points compared to the prior period and amounted to 5.71% for the nine months ended September 30, 2009. At the same time, average loan balances increased $133.6 million, or 15%, compared to the prior period.

Total investment income, which represents the remainder of interest income, amounted to $3.8 million from the nine months ended September 30, 2009 a decrease of $746.2 thousand, or 16%, compared to the prior period. The decrease resulted primarily from the impact of the 76 basis point decrease in the average yield on investments as a result of market conditions, as well as, reinvestment activity at lower rates during the year.  The impact of lower yields was partially offset by the $3.2 million, or 2%, increase in average balances of investments over the comparable period.

Interest Expense

Total interest expense amounted to $11.0 million, a decrease of $5.8 million, or 35%, compared to the prior period.  The decrease resulted primarily from a 97 basis point decrease in the average cost of deposits, borrowed funds and debentures due to the reduction in market interest rates.  The decrease was partially offset by the expense associated with an increase of $137.1 million, or 14%, in the average balance of these funding sources.

Interest expense on interest checking, savings and money market accounts amounted to $3.6 million, a decrease of $1.6 million, or 31%, compared to the prior period.  The decrease was primarily due to the 67 basis point decrease in rates, offset in part by a $84 million, or 19%, increase in average balances.  Average balance increases were due in part to commercial customers transitioning from our off-balance sheet sweep product to our on balance sheet sweep account, as well as expansion and sales efforts and customers seeking competitive secure products as alternative investment options.

Interest expense on total CDs (brokered and non-brokered) amounted to $6.2 million, a decrease of $2.7 million, or 30%, compared to the prior period.

•      Non-brokered CDs:

Interest expense on non-brokered CDs amounted to $5.4 million, a decrease of $1.6 million, or 23%, over the comparable period.   The average cost of non-brokered CDs decreased 120 basis points, to 2.72%, for the nine months ended September 30, 2009 while the average balances of non-brokered CDs increased $26.2 million, or 11%, compared to the prior period.

•      Brokered CDs:

Interest expense on brokered CDs amounted to $857.4 thousand, a decrease of $1.0 million, or 55%, over the same period in 2008. The average cost of brokered CDs decreased 304 basis points, to 1.61% for the nine months ended September 30, 2009, while average brokered CD balances increased by $16.6 million, or 30%, compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $211.6 thousand, a decrease of $1.5 million compared to the prior period.  The decrease was primarily attributed to the reduction in the average cost of borrowed funds by 283 basis points, partially offset by increases in average balances of $10.1 million.

The interest expense and average rate on junior subordinated debentures was $883 thousand and 10.88%, respectively, for nine months ended September 30, 2009 and 2008.

The average balance of non-interest bearing demand deposits, for the nine months ended September 30, 2009 was relatively flat compared to the prior period. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding for the nine months ended September 30, 2009 and the nine months ended September 30, 2008 represented 16% and 19% of total average deposit balances.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$(718)	$6,634	$(6,253)	$(1,099)
Investments (1)	(745)	117	(849)	(13)
Total interest earnings assets	(1,463)	6,751	(7,102)	(1,112)

Interest Expense
Interest chkg, savings and money market	(1,632)	1,005	(2,206)	(431)
Certificates of deposit (2)	(2,650)	1,345	(3,384)	(611)
Borrowed funds	(1,510)	222	(1,515)	(217)
Total interest-bearing funding	(5,792)	2,572	(7,105)	(1,259)

Change in net interest income	$4,329	$4,179	$3	$147

(1) Investments include investment securities and short-term investments.
(2) Certificates of deposit include brokered and non-brokered CDs.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2009 and 2008.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$999,792	$42,436	5.71%	$866,192	$43,154	6.68%
Investments (3)	152,279	3,847	4.14%	149,091	4,592	4.90%
Total interest earnings assets	1,152,071	46,283	5.50%	1,015,283	47,746	6.42%

Other assets	72,358			66,921

Total assets	$1,224,429			$1,082,204

Liabilities and stockholders’ equity:
Interest chkg, savings and money market	$524,154	3,630	0.93%	$440,147	5,262	1.60%
Certificates of deposit (4)	335,826	6,244	2.49%	293,036	8,894	4.05%
Borrowed funds	82,679	211	0.34%	72,574	1,721	3.17%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	953,484	10,968	1.54%	816,582	16,760	2.74%

Net interest rate spread			3.96%			3.68%

Demand deposits	166,718	—	—	166,502	—	—
Total deposits, borrowed funds and debentures	1,120,202	10,968	1.31%	983,084	16,760	2.28%

Other liabilities	10,453			10,654
Total liabilities	1,130,655			993,738

Stockholders’ equity	93,774			88,466

Total liabilities and stockholders’ equity	$1,224,429			$1,082,204

Net interest income		$35,315			$30,986

Net interest margin (tax equivalent)			4.23%			4.22%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.2 million and $1.1 million for the periods ended September 30, 2009 and September 30, 2008 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)          Certificates of deposit include brokered and non-brokered CDs.

Provision for Loan Loss

The provision for loan losses for the nine months ended September 30, 2009 was $3.1 million compared to $2.0 million for the prior period.  The increases over the prior period was primarily due to loan growth, the effects of net charge-offs and specific reserves.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2009 decreased $325 thousand, or 4%, when compared to the same nine month period in 2008. Significant changes are discussed below:

Investment advisory income decreased $405 thousand, or 17%, primarily as a result of the decline in the value of assets under management due to market conditions.

Net gains on security sales amounted to $971 thousand, resulting from the sale of $38.5 million in securities, primarily in the first quarter of 2009.  The Company also recognized $782 thousand in OTTI charges on certain equity securities, primarily in the first quarter of the year.  Combined these items resulted in a decrease of $78 thousand, or 29%, compared to the prior period.

Net gain on loan sales increased $426 thousand for the nine months ended September 30, 2009 when compared to the same period in 2008 and resulted from the increase in volume of residential loan production due to favorable market rates in 2009.

Other income decreased $259 thousand, or 20%, compared to the prior year due primarily to decreases in loan fees ($54 thousand), correspondent earnings ($160 thousand), tax credit income received in 2008 ($42 thousand) and servicing fee income ($40 thousand), partially offset by  an increase in insurance commission income ($50 thousand).

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2009, increased $3.8 million, or 13%, compared to the prior period. Significant changes are discussed below:

Salaries and employee benefits increased $1.3 million, or 7%, compared to the prior period, primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including three new branches, as well as salary adjustments since the prior period and increased expenses for performance-based incentive compensation.

Occupancy expenses increased $735 thousand, or 15%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives.

Advertising and public relations expenses increased $234 thousand, or 18%, compared to the prior period. The increase primarily resulted from advertising and public relations costs which supported the Company’s branding, expansion and business development efforts, including philanthropic activity and costs associated with the Bank’s 20th anniversary celebration.

Deposit insurance premiums increased $1.2 million, or 220%, due to increases in the FDIC insurance assessments, including a special assessment in the second quarter 2009, which applied to all insured banks.   Refer to note 5 “FDIC Deposit Insurance Assessment” to the financial statements included in Item 1 of this Form 10-Q for further discussion of the assessment changes.

Other operation expenses increased $409 thousand, or 16%, compared to the prior period, primarily as a result of OREO and Loan Workout expenses ($136 thousand), security, robbery and check/card losses ($128 thousand), and outsourced services ($90 thousand), partially offset by a reduction in training expense ($95 thousand).

Income Tax Expense

Income tax expense for the nine months ended September 30, 2009 and September 30, 2008 was $2.1 million and $2.6 million, respectively. The effective tax rate for the nine months ended September 30, 2009 and September 30, 2008 was 28.5% and 31.7%, respectively. The decrease in the effective tax rate was primarily due to lower earnings and the increased impact of non-taxable income from certain tax-exempt assets.

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

During the first quarter of 2009, the Company continued to experience the effects of a declining yield curve scenario as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25% due to the economic environment. This resulted in margin compression during the first quarter as rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions. The net interest margin stabilized during the second quarter of 2009 and improved slightly during the third quarter of 2009.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  At September 30, 2009 management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2009) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2009.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2009.

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

ENTERPRISE BANCORP, INC.

DATE: November 6, 2009	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)