Form 10-K
period 2009-12-31
ENTERPRISE BANCORP INC /MA/
filed 2010-03-12
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 001-33912

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $68,113,636 as of June 30, 2009

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: March 8, 2010, Common Stock - Par Value $01: 9,132,063 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s proxy statement for its annual meeting of stockholders to be held on May 5, 2010 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.                                   Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company which commenced banking operations in 1989, has five wholly owned subsidiaries which are included in the Company’s consolidated financial statements:

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

Enterprise’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the Merrimack Valley and North Central region of Massachusetts and South Central New Hampshire.  Enterprise has seventeen full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Methuen, Tewksbury, and Westford; and in the New Hampshire towns of Derry and Salem, which serve those cities and towns as well as the surrounding communities.

Management believes that the Company has established a strong reputation within its market area and has differentiated itself based upon service level, a targeted focus on growing and established local businesses, professionals, non-profits and high net worth individuals, and active community involvement, which has lead to a strong network with business and community leaders. Management actively seeks to strengthen its position, by capitalizing on market opportunities, and the continued pursuit of strategic growth within existing and into neighboring geographic markets.

Products and Services

Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and to target product lines to customer needs. The Bank and its subsidiaries offer a range of commercial and consumer loan products, deposit products, cash management and electronic banking services, investment advisory and management, trust and insurance services.  These products and services are outlined below.

Lending Products

•                  General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit.  The Company does not have a “sub-prime” mortgage program. The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each branch location.  An internal loan review function assesses the compliance of loan originations with the Company’s internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The Company also contracts with an external loan review company to review loans in the loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan.

A management loan review committee, consisting of senior lending officers and loan review personnel, is responsible for setting loan policy and procedures, as well as reviewing loans on the internal “watched asset list” and classified loan report. An internal credit review committee, consisting of senior lending officers and loan review personnel, generally meets three times per month, or on an as needed basis, to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Executive Committee of the Company’s Board of Directors, consists of five outside members of the Board and three executive officers who are also members of the Board, with several directors who are not on the committee rotating in on a regular basis.  The Executive Committee approves loan relationships exceeding certain prescribed dollar limits.  A Loan Committee, consisting of five outside members of the Board, and two executive officers who are also members of the Board, reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the report from the outside loan review company.  The Board’s Loan Committee is also responsible for approval of charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2009, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $23.2 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

•                  Commercial Real Estate, Commercial and Industrial, and Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods of one to three years.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established developers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally have terms of one to three years.

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participation institution prior to participation in the loan.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

•                  Residential Loans

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation homes or investment properties.  Loan to value limits vary generally from 80% for adjustable rate and multi-family owner occupied properties, up to 97% for fixed rate loans on single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales.

•                  Home Equity Loans and Lines of Credit

Home equity loans are originated for one-to-four family residential properties with maximum original loan to values ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years.

The Company originates home equity lines for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate as published in the Wall Street Journal, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the loans are interest only payments. Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

•                  Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

•                  Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, contained in the section “Financial Condition”, and under the heading “Allowance for Loan Losses” which is contained in the “Critical Accounting Estimates” section of Item 7.

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, money market and business sweep accounts, and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  A broad selection of deposit products are also offered to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and certificates of deposit (“CDs”).

In addition to on-balance sheet sweep products, third party money market mutual funds are also offered for commercial sweep accounts.  Management believes that commercial customers benefit from this product flexibility, while retaining a conservative investment option of the highest quality and safety.  The balances transferred into mutual funds do not represent obligations of the Company and are not insured by the Federal Deposit Insurance Corporation (the “FDIC”).

Terms on CDs typically range from one week to thirty months. In addition to traditional in-house CDs, CDs are also originated through the Certificate of Deposit Account Registry Service (“CDARS”) nationwide network.  This allows the Company to offer full FDIC insurance coverage on larger CD balances by placing the “excess” funds in FDIC insured CD’s issued by other banks in the network. In exchange, the other CDARS institutions place dollar-for-dollar matching funds with the Company.  Essentially, the equivalent of the original deposit comes back to the Company in increments that are covered by FDIC insurance and is available to fund local loan growth. The Company’s first CDAR’s CD was placed with the network in January 2009.

Enterprise also utilizes brokered certificates of deposit (“brokered CD’s”), from a number of available sources, as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from one to twelve months.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

Investment Services

The Company provides a range of investment advisory and management services to individuals, family groups, businesses, trusts, foundations, non-profit organizations, endowments and retirement plans under the label “Enterprise Investment Advisors.”  Investment services are delivered via two channels, brokerage services and investment management.  Brokerage services are offered through a third party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor. Investment management includes customized management and trust services offered to high net worth individuals, institutions and businesses.

The Company utilizes an open-architecture, “manager of managers” approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients.  Since 2008, the Company has partnered with Fortigent, LLC, an investment research and diligence firm, with over $20 billion in advisory assets under management, to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  Fortigent performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Complementing our open-architecture “manager of managers” approach, Enterprise Investment Advisors also offer the flexibility of an individually managed portfolio, for clients who prefer customized asset management, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.

Insurance Services

Enterprise Insurance Services, LLC, engages in insurance sales activities through a third party arrangement with HUB International New England, LLC (“HUB”), which is a full service insurance agency, with offices in Massachusetts and New Hampshire, and is part of HUB International Limited, which operates throughout the United States and Canada. Enterprise Insurance Services provides, through HUB, a full array of insurance products including property and casualty, employee benefits and risk-management solutions tailored to serve the specific insurance needs of businesses in a range of industries operating in the Company’s market area.

On-line Banking and Treasury Management Services

Major on-line banking capabilities include the following: internal transfers; loan payments; bill payments; placement of stop payments; balance inquiry; access to images of checks paid; and access to prior period account statements.  In addition, business banking customers may take advantage of online cash management services, such as remote deposit capture service and the ability to initiate on-line electronic funds transfers, including ACH originations, electronic federal and state tax payments and wire transfers.  Retail customers have the additional ability to open personal deposit and CD accounts.

Investment Activities

The investment portfolio activity is an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth as well as to meet withdrawals and maturities of deposits and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations

(obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and municipal securities (“Municipals”). The Company has not purchased sub-prime mortgage-backed securities or capital stock of FNMA or FHLMC.  The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The Company may also invest in certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, registered mutual funds and unregistered funds, including private hedge funds, venture capital and private equity funds and “funds of funds” that may in turn invest in any of the foregoing.  The investment policy also limits the categories within the investment portfolio and sets target sector ranges as a percentage of the total portfolio. The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold.  Short-term investments not carried as cash equivalents are classified as “other short-term investments.”

As of the balance sheet dates reflected in this annual report all of the investment securities within the portfolio (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). This assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual securities or mutual or other funds exhibit fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  If a decline in the market value of an equity security is considered other than temporary, the cost basis of the individual security is written down to market value with a charge to earnings. In the case of fixed income securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a market price recovery or maturity, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit portion of the impairment charged to earnings.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared quarterly and presented to the Asset-Liability Committee of the Company’s Board of Directors (“ALCO”) on a periodic basis.  ALCO is comprised of six outside directors and three executive officers who are also directors of the Company, with various management liaisons. In addition, several directors who are not on the committee rotate in to the committee on a regular basis. ALCO regularly reviews the composition and key risk characteristics of the Company’s investment portfolio, including effective duration, cash flow, market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to ALCO.  ALCO also approves the Company’s ongoing investment strategy and management updates the committee at each meeting.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

Other Sources of Funds

As discussed above deposit gathering has been the principal source of funds.  Asset growth in excess of deposits may be funded through the investment portfolio cash flow, or the following sources.

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) discount window, through federal funds purchase arrangements with correspondent banks and repurchase agreements with customers.

Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans and U.S. Government and Agency securities.  Borrowings from the FHLB have to date been utilized to fund short-term liquidity needs. This facility is an integral component of the Company’s asset-liability management program.

In order to provide additional contingent liquidity and a competitive funding source, short-term borrowing capacity has also been established with the FRB Discount Window based on the pledge of qualifying collateral balances to the FRB.  At December 31, 2009, the collateral pledged for this FRB facility was comprised primarily of certain municipal securities from the investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

The Company also borrows funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the Company’s portfolio, with terms that may range from one week to six months. These repurchase agreements represent a cost competitive funding source.  Interest rates paid on these repurchase agreements are based on market conditions and the Company’s need for additional funds at the time of the transaction.

Pre-established federal funds purchase arrangements with large regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s ability to obtain funding and sustain liquidity.

Junior Subordinated Debentures

In March 2000 the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010, at a premium if called between 2010 and 2020. The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debentures that mature in 2030 and are callable beginning in 2010.  The Company contributed $10.3 million of proceeds from the sale of these securities to the Bank in 2000.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities”, issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries the $10.8 million of Junior Subordinated Debentures on the Company’s financial statements as a liability, with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s financial statements.

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, net proceeds of $8.8 million from the 2009 offering discussed below, retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan.

On September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital, in order to increase capital to ensure the Company is positioned to take advantage of growth and market share opportunities.  In the fourth quarter of 2009, the Company successfully completed a combined Shareholder

Subscription Rights Offering and Supplemental Community Offering under the shelf registration, raising $8.9 million in new capital ($8.8 million net of offering expenses).  The Company contributed the net proceeds from these offerings to the Bank.

Management believes that current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2009 and 2008, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

See “Capital Requirements” below under the heading “Supervision and Regulation” for information regarding the Company’s and the Bank’s regulatory capital requirements.

Patents, Trademarks, etc.

The Company holds a number of registered service marks related to product names and corporate branding.  The Company holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

Employees

At December 31, 2009, the Company employed 321 full-time equivalent employees, including 136 officers.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations to be excellent.

Company Website

Enterprise Bank currently uses outside vendors to design, support and host its internet website.  The underlying structure of the site allows for the ongoing maintenance of the information to be performed by Company personnel.  The site provides information on the Company and its products and services. Users have the ability to open various accounts (checking, saving, CD) as well as the ability to submit mortgage loan applications online. The site also provides the access point to a variety of specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; an ATM/Branch Locator/Map; and investor and corporate information, which includes a corporate governance page.  The corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower protection policy, as well as the charters of the Board of Directors’, Audit, Compensation and Personnel, and Corporate Governance/Nominating committees.

In the Investor Relations section of the site, under the SEC Filings tab, the Company makes available copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the site includes all registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov). The Company’s internet web address is: EnterpriseBanking.com.

Competition

Enterprise faces strong competition to generate loans and to attract deposits and investment advisory assets.  National and larger regional banks have a local presence in the Company’s market area.  Larger banks have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company.  The greater financial resources of larger banks also allow them to offer a broad range of automated banking services, to maintain numerous branch offices and to mount extensive advertising and promotional campaigns.  Numerous local savings banks, commercial banks, cooperative banks and credit unions have one or more offices in the Company’s market area.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions.  Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors and internet based banks.  Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

Management continually examines the Company’s product lines and technologies in order to maintain a highly competitive mix of offerings and to target products to customer needs. Advances in, and the increased use of, technology, such as internet and mobile banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

See also “Supervision and Regulation” below, and Item 1A, “Risk Factors”, and “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on how new laws and regulations and other factors may affect the Company’s competitive position, growth and/or profitability.

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

Regulation of the banking and financial services industries has undergone significant developments over the past several years, some of which have eased legal and regulatory restrictions while others have increased regulatory requirements.  Such developments on the federal level have included the following:  increasing anti-money laundering and customer identification requirements; enhancing internal controls over financial reporting, corporate accountability and improving the quality of investor information; imposing requirements as to fraud and identity theft prevention, vendor management data breach response programs; providing consumers with greater access to and control over personal credit data; providing more comprehensive residential mortgage loan disclosures and automating the nation’s check-processing system, among other legal and regulatory developments.

Legislative initiatives at the state level in Massachusetts have also further addressed data security requirements for protecting consumer financial information and residential mortgage lending and foreclosure requirements.

The recent economic crisis has also resulted in significant new federal legislation and administrative initiatives intended to stabilize the U.S. banking system and residential real estate market and stimulate the economy.  Federal legislation has included the Emergency Economic Stabilization Act of 2008 (“EESA”), under which the U.S. Treasury has injected capital directly into U.S. banks through its Troubled Asset Recovery Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 (“ARRA”), under which Congress has approved various spending and tax measures, while also imposing significant new executive compensation restrictions and corporate governance standards on institutions that have either received TARP funding or receive such funding in the future.  Administrative initiatives have included President Obama’s Financial Stability Plan, which is comprised of several components, including additional capital assistance to banks, a potential public-private vehicle for purchasing “toxic assets” from financial institutions, various consumer, business and community lending initiatives, and affordable

housing support and foreclosure prevention plans.   The U.S. Congress also continues to consider further significant financial regulatory reform.  In December 2009, the House of Representatives passed its version of the Wall Street Reform and Consumer Protection Act, which among other provisions would create a regulatory and resolution regime for systemically significant financial companies, would create a new Consumer Financial Protection Agency, and would impose restrictions on mortgage lending practices and limitations on executive compensation.  The Senate continues to consider its own version of the bill, which has not yet advanced out of the Senate Banking Committee.  Some or all of these recently adopted or currently proposed measures may result in increased regulation of the U.S. banking and financial services industries and additional restrictions on banking and other financial activities.

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

A bank holding company may also elect to become a “financial holding company”, by which a qualified parent company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Federal Community Reinvestment Act.  Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board.  The Company believes that the Bank, which is the Company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company.  However, the Company has no current intention of seeking to become a financial holding company.  Such a course of action may become necessary or appropriate at some time in the future depending upon the Company’s strategic plan.

•                  Capital Requirements of the Company

The Federal Reserve Board has adopted capital adequacy guidelines that generally require bank holding companies to maintain minimum total capital equal to 8% of total risk-weighted assets, with at least one-half of that amount (or 4% of total risk-weighted assets) consisting of core or Tier 1 capital. Total capital for the Company consists of Tier 1 capital and supplementary or Tier 2 capital.  Tier 1 capital for the Company begins with common stockholders’ equity and is reduced by certain intangible assets.  In addition, trust preferred securities may compose up to 25% of the Company’s Tier 1 capital

(subject to certain limitations and with any excess allocable to Tier 2, or supplementary capital). Supplementary capital for the Company is primarily comprised of a portion of the allowance for loan losses.  Assets are adjusted under the risk-based capital guidelines to take into account different levels of credit risk; for example, cash and government securities are placed in a 0% risk category (requiring no additional capital), most home mortgage loans are placed in a 50% risk category, and the bulk of assets that, by their nature in the ordinary course of business, pose a direct credit risk to a bank holding company, including commercial real estate loans, commercial business loans and consumer loans, are placed in a 100% risk category.

In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum “leverage” ratio of Tier 1 capital to quarterly average total assets of 4% (3% percent if given the highest regulatory rating and not experiencing significant growth).

•      Dividends

Under Massachusetts law, the Company’s Board of Directors is generally empowered to pay dividends on the Company’s capital stock out of its net profits and only to the extent that such payments will not impair the Bank’s capital stock.

See also “Dividends” contained in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below, for further discussion on restrictions that may effect the Company’s and/or the Bank’s ability to pay dividends.

Regulation of the Bank

As a trust company organized under Chapter 172 of the Massachusetts General Laws, the Bank is subject to regulation, supervision and examination by the Commissioner and the FDIC.  The Bank is also subject to certain regulatory requirements of the Federal Reserve Board and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.

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

•      Capital Requirements of The Bank

The Bank is subject to separate capital adequacy requirements of the FDIC, which are substantially similar to the requirements of the Federal Reserve Board applicable to the Company. However, trust preferred proceeds contributed to the Bank from the Company are included in Tier 1 capital of the Bank without limitation.

Depository institutions, such as the Bank, are also subject to the prompt corrective action framework for capital adequacy established by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  Under FDICIA, the federal banking regulators are required to take prompt supervisory and regulatory actions against undercapitalized depository institutions.  FDICIA establishes five capital categories: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized.”  A “well capitalized” institution has a total capital to total risk-weighted assets ratio of at least 10%, a Tier 1 capital to total risk-weighted assets ratio of at least 6%, a leverage ratio of at least 5% and is not subject to any written order, agreement or directive; an “adequately capitalized” institution has a total capital to total risk-weighted assets ratio of at least 8%, a Tier 1 capital to total risk-weighted assets ratio of at least 4%, and a leverage ratio of at least 4% (3% percent if given the highest regulatory rating and not experiencing significant growth), but does not qualify as “well capitalized.”  An “undercapitalized” institution fails to meet one of the three minimum capital requirements.  A “significantly undercapitalized” institution has a total capital to total risk-weighted assets ratio of less than 6%, or a Tier 1 capital to total risk-weighted assets ratio of less than 3%, or a leverage ratio of less than 3%.  A “critically undercapitalized” institution has a ratio of tangible equity to assets of 2%, or less.

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  The Company’s deposit insurance expenses amounted to $2.2 million, $720 thousand, and $104 thousand in 2009, 2008 and 2007, respectively.

As a result of a dramatic increase nationwide in bank failures in 2008 and 2009, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined substantially, and beginning in late 2008 the FDIC took several steps to restore their reserves, as required by law.  The FDIC increased its annual assessment rate uniformly by 7 basis points for all insured institutions for the first quarter of 2009 only.  In addition, the FDIC modified the risk-based assessment system beginning April 1, 2009 to require riskier institutions to pay a larger share of premiums.  The modified system also increased the annual base assessment rates for all insured institutions by approximately 2 to 35 basis points uniformly, depending on risk category and several possible adjustments that could increase or decrease the institution’s base rate.

As an additional measure to restore the DIF’s reserve ratio, the FDIC imposed an emergency 20 basis point special assessment on all insured depository institutions as of June 30, 2009.  The FDIC subsequently required all insured institutions to make an additional prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012, under an FDIC prescribed estimation formula, which included an annual deposit growth rate of 5% and an additional uniform three-basis point increase in the assessment rate schedule effective January 1, 2011.  If the prepaid assessment is exhausted prior to the fourth quarter of 2012, institutions would be required to make additional quarterly payments to cover actual assessments.  Any prepaid assessment not exhausted will be returned to the institution.

Under the Deposit Insurance Reform Act of 2005, eligible insured depository institutions, such as the Bank, shared in a one-time FDIC assessment credit pool of approximately $4.7 billion.  This one-time credit was applied against the institutions’ 2007 deposit insurance assessment.  In the case of the Company, the one-time credit of approximately $333 thousand offset approximately 94% of the Bank’s deposit insurance assessment for 2007.

In addition to general increases in the FDIC’s assessment rates, the Company’s insurance costs increased in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) as described further below.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate or payment schedules.

Participation in Temporary Liquidity Guarantee Program and Transaction Account Guarantee Program

On October 14, 2008, the U.S. Treasury and the FDIC jointly announced two new temporary programs (which were subsequently renewed and extended in 2009) to strengthen confidence and encourage liquidity in the nation’s banking system.  The Company began participating in these two temporary programs on November 13, 2008.

Under the Temporary Liquidity Guarantee Program (the “TLGP”) that concluded on October 31, 2009, certain newly issued senior unsecured debt of banks, thrifts and certain holding companies could be issued with the protection of an FDIC guarantee for a fee paid by the issuer. In October 2009, the FDIC, established a limited six month emergency guarantee program under which those institutions can seek approval from the FDIC to issue FDIC guaranteed debt (issued between October 31, 2009 through April 30, 2010), with a minimum fee of 300 basis points. As of December 31, 2009, the Company had not issued, and does not anticipate issuing, any debt guaranteed under the TLGP.

In addition, under the TAGP the FDIC provides depository institutions that have opted to participate with full insurance coverage for non-interest bearing deposit transaction accounts, regardless of the dollar amount, through June 30, 2010.  The FDIC has made exceptions for certain interest bearing transaction accounts and funds swept into non-interest bearing savings accounts to also be covered under the TAGP. Participating institutions are charged a surcharge of 10 — 25 basis points on those non-interest bearing account balances over the existing insurance limit of $250 thousand.  The cost of participating in this program is included in the “deposit insurance premiums” line on the Company’s condensed consolidated statement of income.

The Treasury’s Capital Purchase Program and Capital Assistance Program

In October 2008, the U.S. Treasury implemented a Capital Purchase Program (“CPP”) under the TARP provisions contained in EESA, which made capital available directly to qualifying publicly held banking institutions. The Capital Assistance Program (“CAP”) component of President Obama’s 2009 Financial Stability Plan provides an opportunity for additional capital to banks, whether or not they participated in the CPP, on terms revised from those included in the original CPP.  After careful consideration, the Board of Directors concluded that it would not be in the best interests of the Company and its shareholders to obtain government capital funding under either of these programs.

Proposed Small Business Lending Fund

Most recently, in February 2010, President Obama has proposed a small business lending program, in which $30.0 billion in funds previously allocated to TARP would be made available to banks with less than $10.0 billion in assets for the purpose of facilitating increased lending to small businesses.  Under the proposed program, qualifying banks would be eligible to receive up to 3.0% or 5.0% of their risk-weighted assets (3.0% for banks between $1.0 and $10.0 billion in assets and 5.0% for banks with less than $1.0 billion in assets).  The dividend rate on the capital received would start at 5.0% and reduce to as low as 1.0% depending upon the recipient institution’s ability to demonstrate increased levels of small business lending.  The new program would not be associated with TARP and, consequently, would not have the executive compensation limits and other restrictions associated with the previous TARP capital programs.  The Company will review this proposal if and when Congress acts to implement it to determine whether the Company’s participation in the program would be appropriate.

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

The global economic crisis showed signs of stabilizing beginning in the second half of 2009, with partial recovery in many national financial markets; however the country is still experiencing high levels of unemployment, weakened residential and commercial real estate markets, and historically low interest rates.  Although the current U.S. recession has not impacted the New England region as severely as many regions of the country, and the effect on the local economy has lagged the rest of the country, any long-term continuation of these national and global trends, or deterioration of the recovery progress, as well as any possible subsequent effects of these trends, could further weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways.  Potential adverse effects on the Company could include: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; funding sources may become restricted thereby impacting the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

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

The Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and are also of typically larger balances. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the headings “Loans” and “Credit Risk/Asset Quality” included in the section entitled “Financial Condition”, for further information regarding the Company’s commercial loan portfolio and credit risk.

The Company May Need to Increase the Allowance for Loan Losses

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management.  Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality or government agency whose debt obligations the Company owns or of the individual company or fund in which the Company has invested. At December 31, 2009, approximately 91% of the Company’s investment portfolio, or $126 million, was invested in obligations issued by federal government agencies, including Fannie Mae and Freddie Mac, or municipal government entities, while 7%, or $9.7 million, was invested in equity securities, including $4.7 million in FHLB stock.

If an investment’s value is deemed other than temporarily impaired, then the Company is required to write down the carrying value of the investment which may involve a charge to earnings.  The determination of the level of other-than-temporary impairment involves a high degree of judgment and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. At December 31, 2009, the Company’s investment in FHLB capital stock amounted to $4.7 million. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree.  Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to seek alternative funding sources to meet its liquidity needs.  See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company’s Liquidity.”

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

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity

The Company’s external funding sources include borrowing capacity in the brokered CD market, at the FHLB and FRB, and through federal fund purchase arrangements with correspondent banks, as well as accessing the public equity market through an offering of the Company’s stock. The Company has in the past also issued junior subordinated debentures through a “pooled” trust preferred offering, which was a common means of raising capital used by many community banks prior to the “freeze up” of the public capital markets that preceded the recent global economic crisis.  If, as a result of general economic conditions or other events, these sources of external funding withdraw (as occurred in the case of the pooled trust preferred market) or limit the Company’s external funding capacity, the Company may not be able to raise adequate funds or may incur substantially higher cost or operating restrictions in order to raise necessary funds elsewhere. Any such increase in funding cost or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

Increased Reliance on Borrowings and Brokered CD’s as Sources of Funds Could Adversely Affect the Company’s Profitability

The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered CD’s or borrowings), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding the recent declines in overnight borrowing rates).  If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

The Use of Independent Investment Research Firms Expose the Company to Additional Risk

The Company relies on outside investment research and due diligence information, that is provided by several professional independent investment research firms, in selecting both independent management firms and individual securities for the Company’s investment advisory clients.   These firms are subject to a variety of risk and uncertainties, including significant exposures to changes in financial market conditions and poor investment decisions, turnover in key personnel, internal and external securities fraud, information security or data breach, and financial losses, among others, any of which could in turn expose the Company itself to various risks.  The risks to the Company include but are not limited to, the loss of customer business, damage to the Company’s reputation, exposure of the Company to civil litigation and possible financial liability, and a reduction in fee income, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Capital Levels Could Fall Below Regulatory Minimums

The Company and the Bank are both subject to the capital adequacy guidelines of the FRB and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements may subject the Company and/or the Bank to various enforcement actions.  If the Company experiences rapid asset growth, or if capital levels decline due to: possible future net operating losses; impairment charges against tangible or intangible assets; adjustments to retained earnings due to changes in accounting rules; among other things, and if the Company is unable to raise additional capital to offset theses charges, capital ratios may fall below regulatory capital adequacy levels.

See the section entitled “Capital Resources” contained in Item 1, “Business”, for additional information regarding regulatory capital requirement for the Company and the Bank.

The Company is Subject to Extensive Government Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.  Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of existing statutes, regulations or policies, or new laws or regulation aimed at addressing the perceived causes of the recent financial crisis could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the Company.

The Company Operates in a Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, and other community banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and other financial intermediaries.

See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive issues facing the Company.

Failure to Keep Pace With Technological Change Could Affect the Company’s Profitability

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

The Company’s Information Systems Could Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s information systems could disrupt the Company’s ability to conduct business and process transactions,  result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the Company’s information security and technology practices.

Interruption of Service or Breach in Security at Independent Service Providers Could Adversely Affect the Company’s Business

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

The Company’s Controls and Procedures Could Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls over financial reporting, disclosure controls and procedures, corporate governance policies and procedures and security controls to prevent and detect theft and fraud.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could result regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s May Experience a Prolonged Interruption in Ability to Conduct Business

The Company relies heavily on its personnel, facilities and information systems to conduct its business.  A material loss of people, core operating facilities or access to information systems could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the Company’s Business Continuity Plan.

The Company May Not be Able to Attract and Retain Key Personnel

The Company’s success depends, in large part, on its ability to attract and retain key personnel.  Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire or retain the key personnel that it depends upon for success.  The unexpected loss of key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Slower than Expected Growth in New Branches Could Adversely Affect the Company’s Profitability

The Company has placed a strategic emphasis on expanding the Bank’s branch network.  Executing this strategy carries risks of slower than anticipated growth in new branches or new geographic market areas.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues and net income generated by such investments. In addition, new branches require the approval of various regulatory agencies, which may or may not approve the Company’s application for a branch. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect the Company’s growth and profitability.

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

The Market Price of the Company’s Common Stock Could be Affected by General Industry Issues

The banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues.  Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may swing up or down due to the influence, both real and perceived, of these issues, among others, on the banking industry in general.

The Carrying Value of the Company’s Goodwill Could Become Impaired

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

Shareholder Dilution Could Occur if Additional Stock is Issued in the Future

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

The Company’s Articles Of Organization, By-Laws and Shareholders Rights Plan as Well as Certain Banking and Corporate Laws Could Have an Anti-Takeover Effect

Provisions of the Company’s articles of organization and by-laws, its shareholders rights plan and certain federal and state banking laws and state corporate laws, including regulatory approval requirements for any acquisition of control of the Company, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders.  The combination of these provisions effectively inhibits a non-negotiated merger or other business combination involving an acquisition of the Company, which, in turn, could adversely affect the market price of the Company’s common stock.

Directors and Executive Officers Own a Significant Portion of Common Stock

The Company’s directors and executive officers as a group beneficially own approximately 29% of the Company’s outstanding common stock as of December 31, 2009. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

See the discussion under the heading “Dividends” which is contained in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” below.

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

The Company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  The Company currently has seventeen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and South Central New Hampshire.  The Company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the Company as of December 31, 2009. All locations are in Massachusetts unless otherwise noted.

OWNED OR
BRANCH LOCATION	LEASED
Acton
340 Great Road	Leased
Andover
8 High Street	Leased
Billerica
674 Boston Road	Owned
Chelmsford
20 Drum Hill Road	Owned
185 Littleton Road	Owned
Derry, NH
60 Crystal Avenue(1) (temporary location)	Leased
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Leominster
4 Central Street (2)	Leased
Lowell
430 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
Methuen
255 Broadway Street	Owned
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned
OPERATION/LENDING OFFICES
Lowell
170 Merrimack/19 Palmer Street	Owned
FUTURE BRANCH LOCATION
Derry, NH
47 Crystal Avenue(1) (future permanent location)	Leased

(1)       The Company anticipates relocating the temporary Derry, NH office to a permanent location, across the street from the existing temporary location, which is currently under construction, by late spring of 2010.

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

Item 4.                                   [RESERVED]

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

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2009:
4th Quarter	618,965	$13.26	$9.95
3rd Quarter	534,960	14.93	10.98
2nd Quarter	901,155	14.64	8.55
1st Quarter	534,910	11.30	8.48

2008:
4th Quarter	215,940	$12.88	$9.50
3rd Quarter	138,779	13.25	10.50
2nd Quarter	47,629	14.00	11.42
1st Quarter	141,956	14.05	12.45

As of March 8, 2010, there were 850 registered shareholders of the Company’s common stock and 9,132,063 shares of the Company’s common stock outstanding.

Dividends

In 2009, quarterly dividends of $0.095 per share were paid in March, June, September and December.  Total 2009 dividends of $0.38 per share represented an increase of 5.6% compared to total dividends of $0.36 also paid on a quarterly basis in 2008.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.1 million, of the $3.1 million dividends paid by the Company in 2009, into 96,116 shares of the Company’s common stock.

On January 19, 2010, the Company announced a quarterly dividend of $0.10 per share, paid on March 1, 2010 to shareholders of record as of February 8, 2010. On an annualized basis, this quarterly dividend represents a 5.3% increase over the 2009 dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009 with respect to the Company’s Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 1998 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	687,705	$14.31	455,305

Equity compensation plans not approved by security holders	—	—	—
TOTAL	687,705	$14.31	455,305

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2009 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poors 500 Index, (iii) the NASDAQ Bank Index, and (iv) the SNL Bank $1B to $5B index.  Effective this year, the Company is adopting the SNL Bank $1 billion to $5 billion index as a replacement for the NASDAQ Bank Index.  The Company believes the SNL Bank $1 billion to $5 billion index provides a more appropriate comparison for assessing its relative performance.  The NASDAQ Bank Index includes solely financial institutions listed on the NASDAQ stock market of all asset sizes, which diminishes its appropriateness as a comparison index.  Comparatively, the SNL Bank $1 billion to $5 billion index includes all major exchange (NYSE, NYSE Amex & NASDAQ) banks with $1 billion to $5 billion in assets which is more comparable to the Company.

Prior to February 14, 2005 (when the Company’s shares began trading on the NASDAQ National Market, now NASDAQ Global Market), there was no active trading market for the Company’s common stock, although shares were traded periodically on a privately negotiated basis. For purposes of the graph, the value of the stock at December 31, 2004 is based upon the annual valuation analysis of the Company’s common stock that was formerly undertaken in the years prior to the Company’s listing on the NASDAQ National Market pursuant to the Company’s administration of its dividend reinvestment plan.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Enterprise Bancorp, Inc.	100.00	123.26	129.83	104.18	95.88	96.08
S&P 500 Index	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31
SNL Bank $1B - $5B Index	100.00	98.29	113.74	82.85	68.72	49.26

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2009.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2009.

Item 6. Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
EARNINGS DATA
Net interest income	$48,446	$42,195	$40,679	$41,560	$38,102
Provision for loan losses	4,846	2,505	1,000	1,259	1,135
Net interest income after provision for loan losses	43,600	39,690	39,679	40,301	36,967
Non-interest income	9,582	9,488	8,453	7,020	6,244
Other than temporary impairment on investment securities	(797)	(3,702)	—	—	—
Net gains (losses) on sales of investment securities	1,487	305	1,655	(204)	191
Non-interest expense	42,708	37,884	34,844	32,540	30,235
Income before income taxes	11,164	7,897	14,943	14,577	13,167
Provision for income taxes	3,218	2,349	5,045	5,343	4,753
Net income	$7,946	$5,548	$9,898	$9,234	$8,414

COMMON SHARE DATA
Basic earnings per share	$0.96	$0.70	$1.27	$1.21	$1.13
Diluted earnings per share	0.96	0.69	1.25	1.18	1.09
Book value per share at year end	11.84	11.35	11.00	9.98	8.93
Dividends paid per share	$0.38	$0.36	$0.32	$0.28	$0.24
Basic weighted average shares outstanding	8,268,502	7,973,527	7,819,160	7,661,178	7,468,498
Diluted weighted average shares outstanding	8,279,126	8,005,535	7,913,006	7,821,297	7,690,526

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,304,001	$1,180,477	$1,057,666	$979,259	$918,477
Loans serviced for others	53,659	28,341	20,826	21,659	22,938
Investment assets under management	433,043	439,711	573,608	502,059	424,953
Total assets under management	$1,790,703	$1,648,529	$1,652,100	$1,502,977	$1,366,368

Total loans	$1,082,830	$948,641	$833,819	$761,113	$699,726
Allowance for loan losses	18,218	15,269	13,545	12,940	12,050
Investment securities	139,109	159,373	145,517	131,540	156,521
Total short-term investments	6,759	3,797	7,788	15,304	5,431
Deposits	1,144,948	947,903	868,786	867,522	775,387
Borrowed funds	24,876	121,250	81,429	15,105	58,639
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	107,664	91,104	87,012	77,043	67,830

RATIOS
Return on average total assets	0.64%	0.51%	0.99%	0.98%	0.97%
Return on average stockholders’ equity	8.31%	6.26%	12.11%	12.89%	13.10%
Allowance for loan losses to total loans	1.68%	1.61%	1.62%	1.70%	1.72%
Stockholders’ equity to total assets	8.26%	7.72%	8.23%	7.87%	7.39%
Dividend payout ratio	39.58%	51.43%	25.20%	23.14%	21.24%

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

The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

Management believes that the allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates reflected in this annual report.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses”, which are contained in the “Financial Condition” section of this Item 7.

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  The determination of other-than-temporary impairment involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management’s assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual security or mutual or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure other-than-temporary impairment at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed “other than temporarily impaired”, the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities are recognized through a charge to earnings. Other than temporary impairment on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down a security may not be written-up in excess of its new cost basis to reflect future increases in fair value.

Based on ongoing impairment reviews of the investment portfolio, management recorded OTTI charges to earnings on certain equity securities amounting to $797 thousand and $3.7 million in 2009 and 2008, respectively.  Management determined that the remaining unrealized losses in the Company’s investment portfolio (consisting of unrealized losses of $421 thousand on the fixed income portfolio) were not other than temporary in nature at December 31, 2009.  The Company’s equity portfolio, which incurred the OTTI charges in 2009 and 2008, had unrealized appreciation of $1.5 million at December 31, 2009.

Management’s assessment of impairment of the unrealized losses in the investment portfolio is contained under the heading “Investment Securities”, which is contained in the “Financial Condition” section of this Item 7.

Impairment Review of Goodwill and Core Deposit Intangible Assets

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

The Company’s consolidated financial statements also include core deposit intangible assets, which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charged to operations.

Based on these impairment reviews management determined that the Company’s goodwill and core deposit intangible assets were not impaired at December 31, 2009.

Overview

Management believes that the current banking environment provides community banks like Enterprise Bank strong market and growth opportunity, as customers migrate from larger, national banks to local community banks, choosing to do business with local banking professionals.

Loans outstanding increased $134.2 million, or 14%, since December 31, 2008 and totaled $1.08 billion at December 31, 2009.   Deposits, excluding brokered deposits, increased $244.5 million, or 28%, since December 31, 2008 and totaled $1.12 billion at December 31, 2009.  Net income was $7.9 million for the year ended December 31, 2009, an increase of 43% compared to the prior year.

Composition of Earnings

Net income amounted to $7.9 million, or $0.96 on a diluted earnings per share basis, for the year ended December 31, 2009, compared to $5.5 million, or $0.69, respectively, for the year ended December 31, 2008.  The 43% increase in net income for the year ended December 31, 2009, when compared to 2008, was due primarily to an increase in net interest income and non-interest income, partially offset by increases in FDIC insurance premiums and other non-interest expenses, as well as an increase in the provision for loan losses.

Enterprise’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Tax equivalent net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin (“margin”).

For the year ended December 31, 2009, net interest income amounted to $48.4 million, compared to $42.2 million for 2008, an increase of $6.3 million, or 15%.  Net interest income for the quarter ended December 31, 2009 amounted to $13.1 million, compared to $11.2 million in the December 2008 quarter, an increase of $1.9 million, or 17%. The increases in net interest income over the comparable prior-year periods were due primarily to strong loan growth. Average loan balances for the year-over-year and quarter-over-quarter periods increased $135.9 million and $142.5 million, respectively, compared to the same periods in 2008.

Net interest margin was 4.28% for the year ended December 31, 2009, compared to 4.23% for the year ended December 31, 2008.  Quarterly net interest margin was 4.42% for the three months ended December 31, 2009, compared to 4.32% the quarter ended September 30, 2009, 4.19% for the quarter ended June 30, 2009 and 4.24% for the December 31, 2008 quarter.  Due to the lower market interest rates compared to 2008, earning assets and funding sources continued to reprice downward during 2009, reducing both the yield on earning assets and the Company’s cost of funding.  However, during the second half of 2009 the pace of asset repricing (primarily loans) slowed, while funding costs continued to decline at a faster rate due to an easing of competitive deposit rate pressure, contributing to the increase in margin in the third and fourth quarters.

The provision for loan losses for the year ended December 31, 2009 amounted to $4.8 million compared to $2.5 million in 2008. The increase over the prior year was due to increases in net charge-offs and the level of non-performing loans, as well as loan growth. For the year ended December 31, 2009, the Company recorded net charge-offs of $1.9 million, compared to net charge-offs of $781 thousand for the year ended December 31, 2008.  Net charge-offs for the year amounted to 0.19% of average total loans, while the ratio of non-performing assets to total assets was 1.66% at December 31, 2009.  The level of charge-offs and non-performing assets for 2009, which reflect more normalized levels compared to the historic lows of recent years, are a function of the current economic environment and remain favorable compared to peer levels. Total loans increased $134.2 million, or 14%, since December 31, 2008. The allowance for loan losses to total loans ratio was 1.68% at December 31, 2009, compared to 1.61% at December 31, 2008.

Non-interest income for the year ended December 31, 2009, amounted to $10.3 million compared to $6.1 million in the prior year.  This increase primarily resulted from the level of other than temporary impairment charges which decreased $2.9 million in 2009 compared to 2008, and net gains on sales of investment securities which increased $1.2 million in the twelve months of 2009 compared to 2008.  Excluding these investment items, non-interest income for the year end December 31, 2009 increased $94 thousand compared to the prior year. This increase was due to gains realized on the sales of loans, which increased $479 thousand, due to the increase in volume of residential loan production, partially offset by a decrease in investment advisory income of $356 thousand, which was due to the decline in the average values of assets under management resulting primarily from the general decline in the stock market in 2008 and the first quarter of 2009.

Non-interest expense for the year ended December 31, 2009, amounted to $42.7 million, an increase of 13%, compared to $37.9 million for the year ended December 31, 2008. The increase in non-interest expense was related primarily to strategic growth including new branches opened, and increases in FDIC deposit insurance assessments. Strategic growth initiatives resulted in increases in the areas of compensation-related costs, occupancy and equipment, technology and telecommunications, and other expenses.  For the year ended December 31, 2009, deposit insurance premiums increased $1.4 million compared to the same period in 2008, due to changes, which applied to all insured banks, in the FDIC insurance assessment rates and a special June 30, 2009 assessment intended to replenish the FDIC’s deposit insurance reserves.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered CD’s, FHLB borrowings, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities. Additionally, in the fourth quarter of 2009 the Company raised $8.9 million ($8.8 million, net of costs)through a combined shareholder subscription rights and supplemental community stock offering. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.30 billion at December 31, 2009, an increase of 10% since December 31, 2008. The core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased 14% since December 31, 2008 and amounted to $1.08 billion, or 83% of total assets. Commercial loans amounted to $924.4 million, or 85% of gross loans at December 31, 2009.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Non-performing statistics have increased from 2008, as would be expected during the current economic recession.  Management does not consider the increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at December 31, 2009.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $139.1 million at December 31, 2009, or 11% of total assets.  The carrying value of the portfolio has decreased 13% since December 31, 2008 due primarily to principal paydowns, calls, maturities and sales, partially offset by purchase activity during the period.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and certificates of deposit), customer repurchase agreements, wholesale funding (brokered CDs and FHLB borrowings), and investment portfolio cash flow.

At December 31, 2009, total deposits, excluding brokered CDs, amounted to $1.12 billion, representing $244.5 million, or 28%, growth over December 31, 2008 balances. The growth was in all deposit categories; with low cost deposit balances increasing 15% and higher cost transactional deposit balances increasing 78%, while non-brokered CDs increased 6% since December 31, 2008.  The deposit growth, which primarily occurred in the first six months of 2009, is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds, as well as the migration of off-balance sheet sweep accounts to on-balance sheet accounts.   Total deposits, including brokered CDs, amounted to $1.14 billion at December 31, 2009, representing an increase of $197 million, or 21% since December 31, 2008.

Wholesale funding amounted to $51.4 million at December 31, 2009, compared to $195.2 million at December 31, 2008.  At December 31, 2009, wholesale funding included $27.9 million in brokered CDs, a decrease of $47.5 million, or 63%, since December 31, 2008, and FHLB borrowings amounting to $23.5 million, a decrease of $96.4 million, or 80%, since December 31, 2008.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

The Company’s market area will continue to be marked by competition from multiple sources, including the expanded commercial lending capabilities of credit unions, the shift to commercial lending by traditional savings banks, the continuing presence of large regional and national commercial banks, the products offered by non-bank financial services competitors and increased competition for investment advisory assets and deposit resources within this market area.  While the current economic environment presents significant challenges for all companies, management also believes that it has created opportunity for growth and customer acquisition, as customers seek out local, stable community banks with which to do their banking business.

Management views the current market activity as providing an opportunistic time to grow deposits. The Company seeks to position itself to increase market share with continual review of deposit product offerings and focused marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.   Over the past twenty months the Company has opened two new full service branch facilities in Massachusetts, in addition to the temporary Derry, New Hampshire office, with construction of the permanent Derry facility underway, and expected to be completed by late spring 2010.

Management also believes that Enterprise is well positioned to capitalize on this market opportunity and grow both the commercial and residential loan portfolios, by utilizing the disciplined and consistent lending, conservative credit review practices, and strong customer service standards that have served to provide quality asset growth over varying economic cycles during the Company’s twenty-one year history.

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term continuation of the nationwide or regional recession or possible lagging effects could further weaken the local New England economy, and have long-term adverse consequences on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen complications, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock could be negatively impacted by any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic recession, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

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

In addition to investments in growth and branch expansion, management continues to undertake many significant strategic initiatives, including investments in employee training and  development, marketing and public relations, technology, facilities improvement and ongoing updates and renovations of existing branches.  While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Management believes that Enterprise is well positioned, both financially and strategically, to capitalize on opportunities created by the current challenging banking landscape.  The Company will continue to face significant risks in seeking to achieve its long-term growth and market share objectives, which will depend upon the Company’s continued success in differentiating itself from competitors, developing strong relationships with business and community leaders, and providing a full range of diversified financial products and services delivered through consistent, responsive and superior personalized customer service.   Management believes the Enterprise business model, strong service and technology cultures, active community involvement, its focus on relationship-banking, experienced banking professionals, in-depth knowledge of our markets and trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.

Additional significant challenges facing the Company continue to be the effective management of interest rate and credit risk, liquidity management, capital adequacy and operational risk.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2009, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.

For additional information regarding the capital levels and capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2009, see the sections entitled “Capital Resources” and “Capital Requirements” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitor and safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis. These third parties test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scan for computer viruses on the Company’s information systems.

The Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including: the inability of staff or customers to travel to bank offices; and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan are met as the assumption used change over time or due to changes in circumstances and events.

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors.”  This Opportunities and Risk discussion should be read in conjunction with Item 1A.

Financial Condition

Total assets increased $123.5 million, or 10%, over the prior year, amounting to $1.30 billion at December 31, 2009.  The increase was primarily attributable to an increase in total loans.

Loans

Total loans increased $134.2 million, or 14%, and amounted to 83% of total assets at December 31, 2009, compared with 80% of total assets, at December 31, 2008.  The Company attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  In addition, many of the larger regional and national banks, and other non-bank financial service companies with a presence in the Company’s market area, have broadly restricted lending activities due to the economic recession.  This has resulted in additional opportunities for the Company to selectively develop relationships with strong, credit-worthy customers who may otherwise have sought out larger lending institutions.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 85% of gross loans, reflecting a continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total

Comm’l real estate	$553,768	51.1%	$472,279	49.7%	$406,410	48.7%	$368,621	48.3%	$326,963	46.6%
Comm’l & industrial	263,151	24.3%	231,815	24.4%	188,866	22.6%	164,865	21.6%	165,982	23.7%
Comm’l construction	107,467	9.9%	98,365	10.4%	112,671	13.5%	114,078	15.0%	108,048	15.4%
Total Commercial	924,386	85.3%	802,459	84.5%	707,947	84.8%	647,564	84.9%	600,993	85.7%
Residential mortgages	90,468	8.3%	84,609	8.9%	73,933	8.9%	61,854	8.1%	47,207	6.7%
Resid construction	6,260	0.6%	6,375	0.7%	4,120	0.5%	3,981	0.5%	4,154	0.6%
Home equity	58,732	5.4%	49,773	5.2%	44,292	5.3%	44,038	5.8%	44,444	6.4%
Consumer	3,824	0.4%	4,857	0.5%	4,493	0.5%	4,307	0.6%	3,986	0.6%
Loans held for sale	378	0.0%	1,596	0.2%	268	0.0%	549	0.1%	267	0.0%
Gross loans	1,084,048	100.0%	949,669	100.0%	835,053	100.0%	762,293	100.0%	701,051	100.0%
Deferred fees, net	(1,218)		(1,028)		(1,234)		(1,180)		(1,325)
Total loans	1,082,830		948,641		833,819		761,113		699,726
Allowance for loan losses	(18,218)		(15,269)		(13,545)		(12,940)		(12,050)
Net loans	$1,064,612		$933,372		$820,274		$748,173		$687,676

During 2009, commercial real estate loans increased $81.5 million, or 17%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial or industrial property.

Commercial and industrial loans increased by $31.3 million, or 14%, since December 31, 2008.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $9.1 million, or 9%, compared to December 31, 2008.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At December 31, 2009, twenty-one commercial construction loans with outstanding balances of $19.2 million carried reserves of $2.3 million for the payment of future interest. These reserves may be funded by the borrower through proceeds from unit sales or through loan proceeds at origination.  The Company closely monitors the impact of the interest reserve, the financial condition of the project and the borrower on the credit classification of the loan.

Residential mortgages, residential construction and home equity mortgages combined, increased by $14.7 million, or 10%, while consumer loans decreased $1.0 million or 21% since December 31, 2008.

During 2009, the Company originated $56.5 million in residential loans designated for sale, compared to $16.0 million for the prior year.  The increase in volume of residential loan production was due to favorable market rates in 2009.  Loans sold generated gains on sales of $612 thousand and $133 thousand for 2009 and 2008, respectively.

At December 31, 2009, commercial loan balances participated out to various banks amounted to $34.7 million, compared to $19.2 million at December 31, 2008.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the prorata share of ownership and amounted to $31.5 million and $24.9 million at December 31, 2009 and 2008, respectively.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2009. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due (1):
One year or less	$18,858	$133,098	$82,172
After one year through five years	41,084	65,987	8,998
Beyond five years	493,826	64,066	16,297
	$553,768	$263,151	$107,467

Interest rate terms on amounts due after one year:
Fixed	$37,410	$56,156	$1,384
Adjustable	$497,500	$73,897	$23,911

(1)          Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

Credit Risk/Asset Quality

The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses.  Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors.

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the most severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more regular basis by management.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a troubled debt restructure.

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

Loans are designated as a troubled debt restructure (or “TDR”) when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Commercial real estate	$11,789	$3,691	$2,161	$707	$360
Commercial and industrial	2,748	1,713	1,124	980	1,112
Commercial construction	4,662	1,400	372	—	—
Residential	1,379	1,019	220	—	—
Home Equity	18	149	74	75	—
Consumer	8	39	5	23	3
Total Non-accrual loans	20,604	8,011	3,956	1,785	1,475
Overdrafts > 90 days past due	5	256	—	7	1
Total non-performing loans	20,609	8,267	3,956	1,792	1,476
Other real estate owned	1,086	318	200	—	—
Total non-performing assets	$21,695	$8,585	$4,156	$1,792	$1,476

Total Loans	$1,082,830	$948,641	$833,819	$761,113	$699,726
Accruing restructured loans not included above	$20,125	$3,697	$76	$128	$82
Delinquent loans 60-89 days past due	$2,104	$2,689	$275	$964	$59

Non-performing loans to total loans	1.90%	0.87%	0.47%	0.24%	0.21%
Non-performing assets to total assets	1.66%	0.73%	0.39%	0.18%	0.16%
Loans 60-89 days past due to total loans	0.19%	0.28%	0.03%	0.13%	0.01%
Adversely Classified loans to total loans	2.38%	1.46%	0.76%	0.88%	0.77%

Non-performing statistics have trended upward in 2008 and 2009, as would be expected given the historically low level of these statistics in recent years, and are consistent with the regional economic environment and its impact on the local commercial markets.  Management believes that the current levels of non-performing statistics are reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  Management does not consider the increase since 2008 to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2009, as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at December 31, 2009 will ultimately be collected.

The $12.3 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was due to net additions within the commercial real estate ($8.1 million), commercial construction ($3.3 million), and the commercial and industrial portfolios ($1.0 million). In addition, one overdraft deposit account of $256 thousand outstanding at December 31, 2008, was subsequently funded in January 2009.  The majority of the non-accrual loans were also carried as impaired loans during the periods, and are discussed further below.

Total impaired commercial loans amounted to $39.7 million and $10.4 million at December 31, 2009 and December 31, 2008, respectively.  Total accruing impaired loans amounted to $20.2 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively, while, non—accrual impaired commercial loans amounted to $19.5 million and $6.7 million as of December 31, 2009 and December 31, 2008, respectively.  There were ten larger commercial relationships added to impaired status during 2009 amounting to $29.1 million at December 31, 2009. Four of these ten relationships, amounting to $17.1 million, remained on accrual status during the period, while the remaining six relationships amounting to $12.0 million were in non-accrual status.  In management’s opinion the majority of impaired loan balances at December 31, 2009 were adequately supported by expected future cash flows or the net realizable value of the underlying collateral and management expects that the majority of these principal advances will ultimately be collected.  Based on management’s assessment at December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1 million.  At December 31, 2008, impaired loans totaling $5.2 million required no specific reserves and impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand. Management closely monitors these relationships for collateral or credit deterioration.

Total TDR commercial loans, included in the impaired loan figures above as of December 31, 2009 and December 31, 2008 were $28.3 million and $4.7 million, respectively.  The increase was due primarily to several of the newly impaired relationships referred to above.  TDR loans on accrual status amounted to $20.1 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively.  Restructured loans included in non-performing loans amounted to $8.2 million and $1.0 million at December 31, 2009 and December 31, 2008, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At December 31, 2009, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $25.8 million, compared to $13.9 million at December 31, 2008. The increase was primarily due to the increase in non-performing/impaired loans discussed above.   There was $13 thousand classified as “Loss” at December 31, 2009 and no loans classified as “Loss” at December 31, 2008. Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $7.0 million and $6.5 million, at December 31, 2009 and December 31, 2008, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $18.8 million and $7.4 million at December 31, 2009 and December 31, 2008, respectively.  Non-accrual loans which were not adversely classified amounted to $1.8 million and $584 thousand at December 31, 2009 and December 31, 2008, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties. During 2009 four properties were added to OREO, one of which was sold during the period; one additional property that had been held since 2008 was also sold during the period.  There were no gains realized on the sale of OREO in 2009 and $27 thousand of gains on OREO sales in 2008.  The carrying value of OREO at December 31, 2008 was $318 thousand and consisted of three properties.

Allowance for Loan Losses

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

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

The allowance for loan losses to total loans ratio was 1.68% at December 31, 2009 compared to 1.61% at December 31, 2008.  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2009.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of year	$15,269	$13,545	$12,940	$12,050	$10,923

Charged-off loans:
Commercial real estate	911	360	27	200	—
Commercial and industrial	1,321	943	422	241	70
Construction	—	—	100	—	—
Residential mortgage	76	—	—	—	—
Home equity	140	50	77	68	—
Consumer	87	25	25	70	57
Total charged-off	2,535	1,378	651	579	127

Recovereries on charged-off loans:
Commercial real estate	210	2	82	—	—
Commercial and industrial	130	427	152	182	102
Construction	3	96	—	—	—
Residential mortgage	1	—	—	—	—
Home equity	7	61	—	—	—
Consumer	287	11	22	28	17
Total recoveries	638	597	256	210	119

Net loans charged-off	1,897	781	395	369	8
Provision charged to operations	4,846	2,505	1,000	1,259	1,135

Balance at December 31	$18,218	$15,269	$13,545	$12,940	$12,050

Allowance to non-performing loans	88.40%	184.70%	342.39%	722.10%	816.40%

Recoveries to charge-offs	25.17%	43.32%	39.32%	36.27%	93.70%
Net loans charged-off to allowance	10.41%	5.11%	2.92%	2.85%	0.07%

Average loans outstanding	$1,016,107	$880,228	$793,395	$732,813	$625,403
Increase in avg loans over prior year	15%	11%	8%	17%	18%
Net loans charged-off to average loans	0.19%	0.09%	0.05%	0.05%	0.00%

Allowance to total loans outstanding	1.68%	1.61%	1.62%	1.70%	1.72%

The following table sets forth the allocation of the Company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans

Comm’l real estate	9,630	51.1%	$7,953	49.7%	$6,908	48.7%	$6,551	48.3%	$5,753	46.6%
Comm’l industrial	4,614	24.3%	3,817	24.4%	3,196	22.6%	2,929	21.6%	2,979	23.7%
Comm’l constr.	2,475	9.9%	2,094	10.4%	2,341	13.5%	2,423	15.0%	2,373	15.4%
Resid: mortg, cnstr and HELOC’s	1,402	14.3%	1,268	15.0%	988	14.7%	925	14.5%	840	13.7%
Consumer	97	0.4%	137	0.5%	112	0.5%	112	0.6%	105	0.6%
Total	$18,218	100.0%	$15,269	100.0%	$13,545	100.0%	$12,940	100.0%	$12,050	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2009, short-term investments amounted to 0.5% of total assets, compared to 0.3% of total assets, at December 31, 2008.  Short-term investments carried as cash equivalents at December 31, 2009 and 2008 consisted of overnight and term federal funds sold and money market mutual funds. The Company had no “other short-term investments” at December 31, 2009 or 2008.

Investment Securities

As of December 31, 2009, the carrying amount of the investment portfolio decreased $20.3 million, or 13%, compared to December 31, 2008.  The decrease was due primarily to calls, principal paydowns and maturities, as well as securities’ sales during the year, partially offset by purchases during the period.  At December 31, 2009 and 2008, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The investment portfolio represented 11% and 14% of total assets at December 31, 2009 and 2008, respectively.  Fixed income securities comprised the majority of the carrying value of the portfolio and represented 93% of total investments both at December 31, 2009 and 2008 respectively.

The following table summarizes investments at the dates indicated:

	December 31,
(Dollars in thousands)	2009	2008	2007

Federal agency obligations(1)	$25,631	$—	$12,543
Federal agency Mortgage backed securities (MBS)(1)	39,737	82,936	57,156
Non-agency MBS	3,445	4,316	5,062
Municipal securities	60,592	61,386	60,049
Fixed income securities	129,405	148,638	134,810

Equity investments	4,964	5,995	6,812
Total available for sale securities at fair value	134,369	154,633	141,622
Federal Home Loan Bank Stock, at cost(2)	4,740	4,740	3,895
Total investments securities	$139,109	$159,373	$145,517

(1)                Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB). All agency MBS investments by the Company are backed by residential mortgages.

(2)                This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

During 2009 the Company recognized net gains amounting to $1.5 million, on the sales of $39.5 million of securities, and impairment charges, primarily in the first quarter, on certain equity investments of $797 thousand. Principal paydowns, calls and maturities on fixed income securities totaled $52.8 million during 2009.  These proceeds along with additional funds were utilized to purchase $71.5 million of securities during 2009.

As of December 31, 2009, the net unrealized gains in the investment portfolio were $3.2 million compared to the net unrealized gains of $1.7 million at December 31, 2008.  The unrealized gains at December 31, 2009 consisted of net unrealized gains on fixed income securities of $1.7 million (comprised of gains of $2.1 million and losses of $421 thousand losses) and unrealized gains on equity securities of $1.5 million.

Unrealized gains or losses will only be recognized in the statements of income if the securities are sold. However, should an investment be deemed “other than temporarily impaired”, the Company is required to write-down the carrying value of the investment. See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for other than temporary impairment.

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

As of December 31, 2009, unrealized losses on the federal agency obligations and federal agency MBS investments of $235 thousand were limited to nine individual securities and were attributed to market volatility. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009, because the decline in market value is attributable to interest rate volatility and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

As of December 31, 2009, the non-agency MBS portfolio consisted of one residential mortgage backed security.  The $34 thousand unrealized losses on this MBS was due to market conditions which have resulted generally in lower prices for most non-agency MBS in relation to government issued and agency securities. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 due to the AAA rating of the security and the high credit quality of the underlying loans. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell this investment prior to a market price recovery or maturity.

As of December 31, 2009, the $152 thousand of unrealized losses on the Company’s municipal securities were related to eighteen obligations and attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009 due to the securities being classified as “investment grade” and also because of the lower risk nature of municipal investments. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

At December 31, 2009, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 9%) invested in funds or individual common stock of entities in the financial services industry.  The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual and other funds in the portfolio.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.

During 2009, primarily in the first quarter, the Company recorded fair market value impairment charges on certain investments contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period.  The pretax impairment charge of $797 thousand represented a $526 thousand after tax charge against earnings.  During 2009, the Company sold $2.0 million of previously impaired equity funds and recognized additional losses of $299 thousand and gains of $515 thousand.  The Company’s equity portfolio had no unrealized losses and had unrealized appreciation of $1.5 million at December 31, 2009.

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

The contractual maturity distribution at amortized cost, as of December 31, 2009, of the fixed income securities above with the weighted average yield for each category is set forth below:

	Under 1 Year		>1 – 3 Years		>3 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Federal Agency Obligations	$8,083	0.66%	$13,591	1.39%	$2,000	3.00%	$1,979	3.41%	$—	—
MBS	—	—	—	—	—	—	11,109	3.81%	31,669	4.18%
Municipals(1)	4,616	3.97%	11,575	4.42%	4,728	4.25%	15,938	5.49%	22,421	5.85%
	$12,699	1.86%	$25,166	2.78%	$6,728	3.88%	$29,026	4.71%	$54,090	4.87%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS are shown at their final maturity. However, due to prepayments and amortization the actual MBS cash flows may be faster than presented above. Similarly, included in the municipal and federal agency obligations categories were $50.1 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. There were no BOLI purchases in 2009 or 2008. The cash surrender value of BOLI was $13.8 million and $13.3 million at December 31, 2009 and 2008, respectively. The Company recorded income from the BOLI policies, net of related expenses, of $545 thousand, $554 thousand, and $548 thousand for 2009, 2008 and 2007, respectively.

Further information regarding the Company’s retirement benefit plans is contained in note 10, “Employee Benefit Plans”, to the consolidated financial statements contained in Item 8 below, under the heading “Supplemental Retirement Plan.”

Deposits

Total deposits increased $197.0 million, or 21%, as of December 31, 2009 compared to December 31, 2008. Deposits, excluding brokered deposits, increased $244.5 million, or 28%, compared to the prior year.  Total deposits as a percentage of total assets were 88% at December 31, 2009 compared to 80% at December 31, 2008.  The increase in 2009 deposit balances is attributed to a combination of consumers seeking competitive secure product options as alternatives to investing funds in uncertain financial markets, as well as customers seeking alternatives to larger regional and national banks, which resulted in a very active deposit marketplace for local community banks.  The Company has capitalized on this market environment through carefully planned branch expansion, focused sales and marketing efforts, and a redesign of commercial deposit product offerings.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Non-interest demand deposits	$192,515	16.8%	$166,430	17.5%	$167,039	19.2%
Interest bearing checking	185,693	16.2%	158,005	16.7%	160,668	18.5%
Total checking	378,208	33.0%	324,435	34.2%	327,707	37.7%

Retail savings/money markets	203,544	17.8%	152,021	16.0%	145,959	16.8%
Commercial savings/money markets	266,164	23.3%	141,997	15.0%	120,768	13.9%
Total savings/money markets	469,708	41.1%	294,018	31.0%	266,727	30.7%

Certificates of deposit	269,120	23.5%	254,086	26.8%	203,657	23.5%
Total non-brokered deposits	1,117,036	97.6%	872,539	92.0%	798,091	91.9%

Brokered certificates of deposit	27,912	2.4%	75,364	8.0%	70,695	8.1%
Total deposits	$1,144,948	100.0%	$947,903	100.0%	$868,786	100.0%

Checking deposits, a strong source of low-cost funding for the Company, increased $53.8 million, or 17%, through December 31, 2009 compared to December 31, 2008.

Savings and money market accounts increased by $175.7 million, or 60%, at December 31, 2009 compared to December 31, 2008. The increase reflects the deposit market activity noted above, and the shift in funds by rate sensitive depositors to higher yielding products as interest rates decreased over the period.

Year-end balances of certificates of deposit increased by $15.0 million, or 6%.  The increase reflects the market activity noted above and the trend of depositors shifting excess funds to higher yielding term products.  Brokered CD’s decreased $47.5 million, or 63%, as of December 31, 2009 compared to December 31, 2008.   Management utilizes both brokered CDs and FHLB borrowings (as discussed below) as alternative funding sources as necessary to support continued loan growth.

The majority of the December 31, 2009 combined CD balances were scheduled to mature within one year, with approximately 45% due to mature within three months and 44% due in over three through twelve months, with the remaining 11% scheduled to mature within 3 years.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2009			2008			2007
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total

Non-interest demand	$172,192	—	16.3%	$168,140	—	18.5%	$165,653	—	18.9%

Interest checking	165,389	0.28%	15.7%	151,971	0.52%	16.7%	151,835	1.13%	17.3%
Savings	153,199	0.88%	14.5%	148,595	1.81%	16.3%	151,480	2.15%	17.2%
Money market	232,700	1.26%	22.0%	139,852	2.36%	15.4%	123,652	2.94%	14.1%
Total interest bearing non-term deposits	551,288	0.86%	52.2%	440,418	1.54%	48.4%	426,967	2.02%	48.6%

Certificates of Deposit	263,722	2.56%	25.0%	241,124	3.77%	26.5%	195,565	4.45%	22.3%
Total non-brokered deposits	987,202	1.17%	93.5%	849,682	1.87%	93.4%	788,185	2.20%	89.8%

Brokered CDs	69,064	1.40%	6.5%	59,929	4.13%	6.6%	89,506	5.34%	10.2%

Total	$1,056,266	1.18%	100.0%	$909,611	2.02%	100.0%	$877,691	2.52%	100.0%

The decrease in the average rate paid on total deposit accounts for 2009 is attributable to decreases in market interest rates.

Borrowed Funds

Total borrowed funds, consisting of FHLB borrowings and securities sold to customers under agreements to repurchase (repurchase agreements) decreased $96.4 million from December 31, 2008. The decrease resulted primarily from the increase in core deposit balances as noted above.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2009		December 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

FHLB Borrowings	$23,460	94.3%	$119,832	98.8%	$73,162	89.8%
Repurchase agreements	1,416	5.7%	1,418	1.2%	8,267	10.2%
Total borrowed funds	$24,876	100.0%	$121,250	100.0%	$81,429	100.0%

The contractual maturity distribution as of December 31, 2009, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 – 3 months		>3 – 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

FHLB Borrowings	$2,705	0.43%	$—	—	$285	0.44%	$20,000	0.41%	$470	5.94%
Repurchase agreements	—	—	17	0.50%	1,399	0.56%	—	—	—	—
Total borrowed funds	$2,705	0.43%	$17	0.50%	$1,684	0.54%	$20,000	0.41%	$470	5.94%

Maximum FHLB advances outstanding at any month end during 2009, 2008, and 2007 were $112.8 million, $119.8 million and $73.2 million respectively.  Maximum amounts outstanding under repurchase agreements at any month end during 2009, 2008, and 2007 were $1.4 million, $8.3 million, and $8.3 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

FHLB advances	$65,325	0.34%	$75,516	2.33%	$18,547	5.02%
Repurchase agreements	1,415	1.10%	3,425	3.72%	3,464	4.54%
Other borrowed funds	58	0.46%	131	2.19%	—	—
Total borrowed funds	$66,798	0.36%	$79,072	2.39%	$22,011	4.94%

The decrease in the average rate on borrowed funds for the year ended December 31, 2009 compared to the prior year was due to the decrease in market interest rates since the period.  The average balance of “other borrowed funds” above represents overnight advances from the FRB or federal funds purchased from correspondent banks made during those years to test arrangements.  The Company had no outstanding balances due to the FRB or correspondent banks at December 31, 2009.

At December 31, 2009, the Bank had the ability to borrow additional funds from the FHLB of up to $182.9 million and capacity with the FRB of $52.4 million.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity policies are set and monitored by the Company’s Asset-Liability Committee of the Board of Directors. The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio and maintaining wholesale funding resources.  The Company’s wholesale funding sources include borrowing capacity in the brokered CD market, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

The Company’s asset-liability management objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities. The Company currently funds earning assets primarily with deposits, brokered CDs, repurchase agreements, FHLB borrowings and earnings. The Company has in the past also issued junior subordinated debentures and offered shares of the Company’s common stock for sale to the general public, as with the December 2009 offerings. Management believes that the Company has adequate liquidity to meet its obligations.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2009 the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2009, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2009.

		Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$23,460	$22,990	$—	$470	$—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	5,225	244	551	552	3,878
Operating lease obligations	6,671	954	1,409	1,085	3,223
Vendor contracts	3,021	2,131	793	97	—
Repurchase agreements	1,416	1,416	—	—	—
Total contractual obligations	$50,618	$27,735	$2,753	$2,204	$17,926

		Commitment Expiration – By Period
	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$316,140	$221,910	$36,350	$15,657	$42,223
Commitments to originate loans	31,612	31,612	—	—	—
Standby letters of credit	21,019	11,610	9,316	—	93
Commitments to originate loans for sale	2,875	2,875	—	—	—
Commitments to sell loans	3,255	3,255	—	—	—
Total commitments	$374,901	$271,262	$45,666	$15,657	$42,316

Investment Assets Under Management

The Company provides a wide range of investment advisory and management services.  These services include brokerage services and management of equity, fixed income, balanced and strategic cash management portfolios provided through an independent third party securities brokerage firm and independent investment advisors.  The market value of each of these components is affected by fluctuations in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2009	2008	2007
Investment advisory assets	$421,466	$345,400	$443,712
Commercial sweep accounts	11,577	94,311	129,896
Investment assets under management	$433,043	$439,711	$573,608

Investment assets under management decreased by $6.7 million, or 2%, from December 31, 2008 to December 31, 2009.  The decrease was due to declines in commercial sweep accounts of $82.7 million, partially offset by increases in investment advisory assets of $76.1 million due to market value increases in investment advisory assets, primarily in the second half of 2009, and new client acquisitions.  Market values of investment advisory assets will fluctuate with the volatility in the financial markets.  The commercial sweep account balance declined $82.7 million as customers migrated to more conservative investment options including our on balance sheet sweep accounts.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2009 AND 2008

Unless otherwise indicated, the reported results are for the year ended December 31, 2009 with the “comparable year” or “prior year” being the year ended December 31, 2008.

Net Income

The Company earned net income in 2009 of $7.9 million compared to $5.5 million for 2008, an increase of 43%.  Earnings per share for 2009 were $0.96 on both a basic and diluted basis, compared to $0.70 and $0.69 in the prior year, increases of 37% and 39%, respectively.

The increase in net income for the year ended December 31, 2009, when compared to the same period in 2008, was primarily due to an increase in net interest income and non-interest income, partially offset by increases in FDIC insurance premium expense and other non-interest expenses, as well as an increase in the provision for loan losses.

Net Interest Margin

Tax equivalent net interest margin increased by 5 basis points, to 4.28% for the year ended December 31, 2009, compared to 4.23% for the prior year. This increase resulted primarily from the cost of funds declining, due to an easing of competitive deposit rate pressure, at a faster rate than asset yields, especially in the latter half of the year. Interest earning asset yields declined 83 basis points, while the cost of funding declined by 91 basis points over the same period compared to the prior year.

Quarterly net interest margin was 4.42% for the three months ended December 31, 2009, compared to 4.32% and 4.24% for the quarters ended September 30, 2009 and December 31, 2008, respectively.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2009 and 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2009 vs. 2008				2008 vs. 2007
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$6	$8,832	$(7,466)	$(1,360)	$(1,678)	$6,435	$(7,370)	$(743)
Investments (1)	(1,269)	(21)	(1,261)	13	246	418	(43)	(129)
Total interest earning assets	(1,263)	8,811	(8,727)	(1,347)	(1,432)	6,853	(7,413)	(872)

Interest Expense
Int. chkg, savings, and money market	(2,027)	1,707	(2,995)	(739)	(1,820)	272	(2,050)	(42)

COD’s	(2,324)	852	(2,918)	(258)	371	2,027	(1,330)	(326)
Brokered COD’s	(1,511)	377	(1,636)	(252)	(2,302)	(1,579)	(1,083)	360
Total Certificates of deposit	(3,835)	1,229	(4,554)	(510)	(1,931)	448	(2,413)	34
Borrowed funds	(1,652)	(314)	(1,595)	257	803	2,865	(527)	(1,535)
Total interest-bearing funding	(7,514)	2,622	(9,144)	(992)	(2,948)	3,585	(4,990)	(1,543)

Change in net interest income	$6,251	$6,189	$417	$(355)	$1,516	$3,268	$(2,423)	$671

(1)                      Investments include investment securities and short-term investments.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2009, 2008 and 2007.

Average Balances, Interest and Average Yields

	Year ended December 31, 2009			Year ended December 31, 2008			Year ended December 31, 2007
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)

Assets:

Loans (2)	$1,016,107	$57,393	5.69%	$880,228	$57,387	6.55%	$793,395	$59,065	7.47%
Investments(3)	151,441	4,949	4.03%	151,868	6,218	4.86%	143,325	5,972	4.89%
Total interest earnings assets	1,167,548	62,342	5.47%	1,032,096	63,605	6.30%	936,720	65,037	7.08%

Other assets	72,981			66,431			64,285

Total assets	$1,240,529			$1,098,527			$1,001,005

Liabilities and stockholders’ equity:

Int chkg, savings and money market	$551,288	4,758	0.86%	$440,418	6,785	1.54%	$426,967	8,605	2.02%
Certificates of deposit	263,722	6,756	2.56%	241,124	9,080	3.77%	195,565	8,689	4.45%
Brokered Certificates of Deposit	69,064	966	1.40%	59,929	2,477	4.13%	89,506	4,799	5.34%
Borrowed funds	66,798	239	0.36%	79,072	1,891	2.39%	22,011	1,088	4.94%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	961,697	13,896	1.45%	831,368	21,410	2.58%	744,874	24,358	3.27%

Net interest rate spread (2)			4.02%			3.72%			3.81%

Demand deposits	172,192	—	—	168,140	—	—	165,653	—	—
Total deposits, borrowed funds and debentures	1,133,889	13,896	1.23%	999,508	21,410	2.14%	910,527	24,358	2.68%

Other liabilities	11,027			10,363			8,732
Total liabilities	1,144,916			1,009,871			919,259

Stockholders’ equity	95,613			88,656			81,746

Total liabilities and stockholders’ equity	$1,240,529			$1,098,527			$1,001,005

Net interest income		$48,446			$42,195			$40,679

Net interest margin (tax equivalent) (2)			4.28%			4.23%			4.48%

(1)           Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.5 million, $1.4 million, and $1.3 million for the years ended Dec. 31, 2009, 2008 and 2007, respectively.

(2)           Average loans include non-accrual loans and are net of average deferred loan fees.

(3)           Average investments are presented at amortized cost and include investment securities and short-term investments.

Net Interest Income

The Company’s net interest income was $48.4 million for the year ended December 31, 2009, an increase of $6.3 million, or 15%, over the prior year. The increase was primarily due to strong loan growth.

Interest Income

Total interest income for the year ended December 31, 2009 was $62.3 million, a decrease of $1.3 million, or 2%, from the prior year. The decrease resulted primarily from the impact of an 83 basis points decrease in the average tax equivalent yield on interest earning assets, resulting primarily from decreases in The Federal Reserve’s target rates that began in September 2007, with the last decrease in the target rate in December of 2008. The majority of the decrease was offset by growth in the average balance of interest earning assets of $135.5 million, or 13% for the year ended December 31, 2009.

Interest income on loans, which accounts for the majority of interest income, was relatively flat compared to the prior period. Average loan balances increased $135.9 million, or 15%, compared to the prior year, and amounted to $1.02 billion, while the average yield on loans declined 86 basis points compared to the prior period and amounted to 5.69% for the year ended December 31, 2009.

Total investment income, which represents the remainder of interest income, amounted to $4.9 million for the year ended December 31, 2009 a decrease of $1.3 million, or 20%, compared to the prior period. The decrease resulted primarily from the impact of the 83 basis point decrease in the average yield on investments as a result of lower market interest rates. At the same time, the average balance of investments was relatively flat at $151.4 million for the year ended December 31, 2009.

Interest Expense

Total interest expense amounted to $13.9 million, a decrease of $7.5 million compared to the prior year.  The decrease resulted primarily from the impact of a 91 basis point decrease in the average cost of deposits, borrowed funds and debentures, due to reductions in market rates, partially offset by the expense associated with a $134.4 million, or 13%, increase in the average balance of these funding sources.

Interest expense on interest checking, savings and money market accounts decreased $2.0 million over the comparable year. This decrease resulted from a 68 basis point decrease in the average cost of these accounts to 0.86%, partially offset by an increase in the average balance of these accounts of $110.9 million, or 25%, over the prior year. Average balance increases were due in part to commercial customers transitioning from off-balance sheet sweep products to on balance sheet sweep accounts, as well as expansion and sales efforts and consumers seeking competitive secure deposit products as alternative investment options.

Interest expense on total CDs (brokered and non-brokered) decreased $3.8 million over the prior year.

•  Non-brokered CDs:

Interest expense on non-brokered CDs amounted to $6.8 million, a decrease of $2.3 million, or 26%, over the comparable period.   The average cost of non-brokered CDs decreased 121 basis points, to 2.56%, for the year ended December 31, 2009 while the average balances of non-brokered CDs increased $22.6 million, or 9%, compared to the prior period.

•  Brokered CDs:

Interest expense on brokered CDs amounted to $966 thousand, a decrease of $1.5 million, or 61%, compared to the same period in 2008. The average cost of brokered CDs decreased 273 basis points, to 1.40% for the year ended December 31, 2009, while average brokered CD balances increased by $9.1 million, or 15%, compared to the prior period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and term repurchase agreements, decreased by $1.7 million over the prior year.  The decrease was primarily attributed to decreases in the average cost of borrowed funds, particularly on

FHLB advances. The average balance of borrowed funds decreased by $12.3 million, as a result of deposit growth and use of brokered CDs over the period as an alternative funding source. The average cost of borrowed funds decreased 203 basis points, to 0.36%, for the year ended December 31, 2009.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2009 and 2008.

The average balance of non-interest bearing demand deposits remained relatively consistent at $172.2 million and $168.1 million, and represented 16% and 18% of total average deposits for the years ended December 31, 2009 and 2008, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $4.8 million and $2.5 million for the years ended December 31, 2009 and 2008, respectively. The increase over the prior year was due primarily to increases in net charge-offs and the level of non-performing loans, as well as loan growth. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2009 increased $4.2 million compared to 2008. The primary components of the increase were the other than temporary impairment charge which decreased $2.9 million in 2009 compared to 2008, and net gains on sales of investment securities, which increased $1.2 million.  Non-interest income, excluding the OTTI charge and net gains on investment securities, increased $94 thousand, or 1%.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change	% Change
Deposit service fees	$3,881	$3,805	$76	2%
Investment advisory fees	2,825	3,181	(356)	(11)%
Net gains on sales of investment securities	1,487	305	1,182	388%
Other than temporary impairment on investment securities	(797)	(3,702)	2,905	78%
Bank-owned life insurance income	630	620	10	2%
Gains on sales of loans	612	133	479	360%
Other income	1,634	1,749	(115)	7%

Total non-interest income	$10,272	$6,091	$4,181	69%

Declines in investment advisory fees were due to the decline in the average balances of assets under management resulting primarily from the general decline in the stock market in 2008 through the first quarter of 2009.

The $1.5 million net gains on sales of investment securities in 2009 resulted from sales of $39.5 million in investments. The net gains on sales of investment securities in 2008 primarily resulted from the $4.6 million sale of a small number of municipal securities.

The $797 thousand OTTI charge on investment securities recorded in 2009 represented a charge to earnings on certain equity investments in the investment portfolio resulting in the book value of these investments being written down to market value, primarily in the first quarter of 2009. This charge reflects the downturn in the equity markets, beginning in the fourth quarter of 2008, which also resulted in an OTTI charge in the fourth quarter of 2008 totaling $3.7 million.

Increases in net gains on sales of loans were due to the increase in volume of residential loan production due to favorable market rates in 2009.

Included in the decrease in other income were modest decreases in correspondent earnings ($223 thousand), tax credit income received in 2008 ($42 thousand) and servicing fee income ($35 thousand). These decreases were partially offset by a recovery from life insurance in December 2009 ($220 thousand).

Non-Interest Expense

Non-interest expense for the year ended December 31, 2009, increased $4.8 million, or 13%, compared to 2008.  The primary components of the increase were salaries and benefits, deposit insurance premiums and occupancy and equipment expenses.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change	% Change
Salaries and employee benefits	$24,418	$22,454	$1,964	9%
Occupancy and equipment expenses	5,221	4,425	796	18%
Technology and telecommunications expenses	3,133	2,878	255	9%
Audit, legal and other professional fees	1,227	1,333	(106)	(8)%
Advertising and public relations expenses	1,941	1,963	(22)	(1)%
Deposit Insurance Premiums	2,161	720	1,441	200%
Supplies and postage expenses	814	858	(44)	(5)%
Investment advisory and custodial expenses	402	359	43	12%
Other operating expenses	3,391	2,894	497	17%

Total non-interest expense	$42,708	$37,884	$4,824	13%

The increase in salaries and benefits expense was primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including three new branches, as well as salary adjustments since the prior period and increased expenses for performance-based incentive compensation.

Both occupancy and equipment expenses, and technology and telecommunications expenses   increased due primarily to growth and expansion costs to support the Company’s strategic initiatives.

Audit, legal and other professional decreased primarily as a result of a consulting project that was completed in 2008.

Deposit insurance premiums increased due to changes in the FDIC insurance assessment rates, which applied to all insured banks.  See the discussion under the heading “Deposit Insurance Assessment” contained in Item 1 Business, and under the heading “Supervision and Regulation” for further information regarding the Company’s deposit insurance assessment.

Other operating expenses increased due primarily to modest increases in security, robbery and check/card losses ($157 thousand), OREO and loan workout expense ($136 thousand), and outsourced services ($98 thousand), partially offset by a decrease in participation in external executive training ($89 thousand).

Income Tax Expense

Income tax expense for the year ended December 31, 2009 and December 31, 2008 was $3.2 million and $2.3 million, respectively.  The effective tax rate for the year ended December 31, 2009 and December 31, 2008 was 28.8%, and 29.7%, respectively. The decrease in the effective tax rate was primarily due the a decrease in state tax due to the level of earnings relative to the Bank versus subsidiary security corporations, which are taxed at a lower state rate, and the impact, on the prior year rate, of a tax charge of approximately $130 thousand that was recorded in 2008, related to legislative changes enacted in that year on future tax rates applicable to Massachusetts financial institutions.

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

Net Interest Margin

Tax equivalent net interest margin decreased by 25 basis points, to 4.23% for the year ended December 31, 2008, compared to 4.48% for the prior year. Net interest margin was affected primarily by a 78 basis point decrease in the yield on interest earning assets.  This resulted from the market-rate reductions that occurred since late 2007, as the Federal Reserve’s target rates declined by 500 basis points, of which 175 basis points occurred during the last quarter of 2008.

Although the decline in market rates caused asset yields to reprice downward, the Company’s strong loan growth throughout 2008 funded primarily through non-brokered deposits and lower cost FHLB borrowings, along with a 54 basis point reduction in funding costs during the year, partially offset the reduction in asset yields. The decline in funding costs, particularly in the cost of FHLB borrowings and brokered CDs, accelerated during the second half of 2008.

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

•      Non-brokered CDs:

Interest expense on non-brokered CDs increased $372 thousand, or 4%, over the comparable year.   This increase was primarily due to an increase in the average balances of $45.6 million, or 23%, partially offset by a decrease of 68 basis points in the average costs of non-brokered CDs as compared to the prior year.

•      Brokered CDs:

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

The average balance of non-interest bearing demand deposits remained relatively consistent at $168.1 million and $165.7 million, and represented 18% and 19% of total average deposits for the years ended December 31, 2008 and 2007, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $2.5 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. The increase in the provision was due primarily to loan growth and an increase in net charge-offs. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

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

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Change	% Change
Investment advisory fees	$3,181	$3,177	$4	0.13%
Deposit service fees	3,805	2,848	957	34%
Bank-owned life insurance income	620	602	18	3%
OTTI on investment securities	(3,702)	—	(3,702)	(100)%
Net gains on sales of investment securities	305	1,655	(1,350)	(82)%
Gains on sales of loans	133	201	(68)	(34)%
Other income	1,749	1,625	124	8%

Total non-interest income	$6,091	$10,108	$(4,017)	(40)%

The increase in deposit-service fees resulted primarily from increased service charge income on commercial deposit accounts attributed to lower earnings credit rates paid during 2008 and increased overdraft fees earned. The earnings credit rate (based on market rates) allows customers to accrue credits on monthly deposit balances.  The credits are then applied to offset service charges.

The OTTI charge on investment securities recorded in 2008 represented a charge to earnings on certain equity investments in the investment portfolio. This charge reflected the fourth quarter downturn in the equity markets resulting in the book value of these investments being written down to market value as of December 31, 2008.

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

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2008	2007	Change	% Change
Salaries and employee benefits	$22,454	$21,044	$1,410	7%
Occupancy and equipment expenses	4,425	4,267	158	4%
Technology and telecommunications expenses	2,878	2,790	88	3%
Audit, legal and other professional fees	1,333	1,415	(82)	(6)%
Advertising and public relations expenses	1,963	1,389	574	41%
Deposit Insurance Premiums	720	104	616	592%
Supplies and postage expenses	858	832	26	3%
Investment advisory and custodial expenses	359	498	(139)	(28)%
Other operating expenses	2,894	2,505	389	16%

Total non-interest expense	$37,884	$34,844	$3,040	9%

The increase in salaries and benefits expense primarily resulted from staffing increases necessary to support the Company’s strategic growth initiatives, salary adjustments and corresponding increases in benefit costs and taxes, partially offset by a reduction in performance-based incentive compensation.

Occupancy and equipment expenses increased primarily due to ongoing increases in maintenance and service costs, utilities and facility expansion necessary to support the Company’s growth and strategic initiatives, partially offset by a reduction in rent due to the purchase of the Bank’s operations/lending center in 2007.

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

Recent Accounting Pronouncements

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (VIEs) in FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” by eliminating exceptions to consolidating qualifying special-purpose entities, changing the approach to determining a VIE’s primary beneficiary, and requiring a company to more frequently reassess whether VIEs must be consolidated. This amended guidance is effective as of the beginning for the first annual periods that begin after November 15, 2009 (that is January 1, 2010 for the Company) and for subsequent interim and annual periods thereafter.  The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB amended ASC Topic 860 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirement of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The new guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.

Earlier application is prohibited.  The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC Subtopic 855-10 “Subsequent Events” to provide new guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This guidance was effective for the Company beginning in the second quarter of 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

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

The Company can be subject to margin compression depending on the economic environment and the shape of the yield curve. Under the Company’s current balance sheet position, the

Company’s net interest margin generally performs slightly better over time in a rising rate environment and a parallel yield curve shift, while it generally decreases when the yield curve is flattening, inverting or declining.

Under a flattening yield curve scenario, margin compression occurs as the spread between the cost of funding and the yield on interest earning assets narrows. Under this scenario the degree of margin compression is highly dependent on the Company’s ability to fund asset growth through lower cost deposits.  However, if the curve is flattening, while short-term rates are rising, the adverse impact on margin may be somewhat delayed, as increases in the prime rate will initially result in the Company’s asset yields re-pricing more quickly than funding costs.

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

During the first quarter of 2009, the Company continued to experience the effects of a declining yield curve scenario as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25% due to the economic environment. This resulted in margin compression during the first quarter as rates on earning assets repriced downward, while rates on borrowings and deposits declined at a slower pace due to market conditions. The net interest margin stabilized during the second quarter of 2009 and improved during the second half of 2009.

At December 31, 2009, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2009, assuming a parallel yield curve shift and gradual interest rate changes applied over the first twelve months.

	December 31, 2009
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$117,995	$129,157
Collateralized mortgage obligations and other mortgage backed securities	2,743	2,936
Other investments	5,235	5,947
Total interest income	125,973	138,040

Interest Earning Liabilities:
Certificates of deposit	9,141	14,125
Interest bearing checking, money market, savings	8,552	13,547
Borrowed funds	187	877
Junior subordinated debentures	2,356	2,356
Total interest expense	20,236	30,905

Net interest income	$105,737	$107,135

Item 8.            Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands)	2009	2008
Assets
Cash and cash equivalents:
Cash and due from banks	$25,851	$21,479
Short-term investments	6,759	3,797
Total cash and cash equivalents	32,610	25,276

Investment securities	139,109	159,373
Loans, less allowance for loan losses of $18,218 and $15,269 at December 31, 2009 and 2008, respectively	1,064,612	933,372
Premises and equipment	22,924	21,651
Accrued interest receivable	5,368	5,357
Deferred income taxes, net	10,345	9,349
Bank-owned life insurance	13,835	13,290
Prepaid income taxes	—	1,034
Prepaid expenses and other assets	9,466	5,910
Core deposit intangible, net of amortization	76	209
Goodwill	5,656	5,656

Total assets	$1,304,001	$1,180,477

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,144,948	$947,903
Borrowed funds	24,876	121,250
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	14,270	7,546
Income taxes payable	98	—
Accrued interest payable	1,320	1,849

Total liabilities	1,196,337	1,089,373

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,090,518 and, 8,025,239 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	91	80
Additional paid-in capital	40,453	29,698
Retained earnings	65,042	60,200
Accumulated other comprehensive income	2,078	1,126

Total stockholders’ equity	107,664	91,104

Total liabilities and stockholders’ equity	$1,304,001	$1,180,477

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share data)	2009	2008	2007
Interest and dividend income:
Loans	$57,393	$57,387	$59,065
Investment securities	4,853	6,022	5,671
Total short-term investments	96	196	301
Total interest and dividend income	62,342	63,605	65,037

Interest expense:
Deposits	12,480	18,342	22,093
Borrowed funds	239	1,891	1,088
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	13,896	21,410	24,358

Net interest income	48,446	42,195	40,679

Provision for loan losses	4,846	2,505	1,000
Net interest income after provision for loan losses	43,600	39,690	39,679

Non-interest income:
Investment advisory fees	2,825	3,181	3,177
Deposit service fees	3,881	3,805	2,848
Income on bank-owned life insurance	630	620	602
Other-than-temporary impairment on investment securities	(797)	(3,702)	—
Net gains on sales of investment securities	1,487	305	1,655
Gains on sales of loans	612	133	201
Other income	1,634	1,749	1,625
Total non-interest income	10,272	6,091	10,108

Non-interest expense:
Salaries and employee benefits	24,418	22,454	21,044
Occupancy and equipment expenses	5,221	4,425	4,267
Technology and telecommunications expenses	3,133	2,878	2,790
Audit, legal and other professional fees	1,227	1,333	1,415
Advertising and public relations expenses	1,941	1,963	1,389
Deposit insurance premiums	2,161	720	104
Supplies and postage expenses	814	858	832
Investment advisory and custodial expenses	402	359	498
Other operating expenses	3,391	2,894	2,505
Total non-interest expense	42,708	37,884	34,844

Income before income taxes	11,164	7,897	14,943
Provision for income taxes	3,218	2,349	5,045

Net income	$7,946	$5,548	$9,898

Basic earnings per share	$0.96	$0.70	$1.27

Diluted earnings per share	$0.96	$0.69	$1.25

Basic weighted average common shares outstanding	8,268,502	7,973,527	7,819,160

Diluted weighted average common shares outstanding	8,279,126	8,005,535	7,913,006

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009, 2008 and 2007

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Income/(Loss)	Equity
Balance at December 31, 2006	7,722,288	$77	$25,806	$51,127		$33	$77,043
Comprehensive income
Net Income				9,898	$9,898		9,898
Other comprehensive income, net					322	322	322
Total comprehensive income					$10,220
Tax benefit from exercise of stock options			16				16
Common stock dividend paid ($0.32 per share)				(2,498)			(2,498)
Common stock issued under dividend reinvestment plan	70,675	1	1,057				1,058
Stock-based compensation	10,575	—	575				575
Stock options exercised	109,177	1	597				598
Balance at December 31, 2007	7,912,715	$79	$28,051	$58,527		$355	$87,012
Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)				(1,010)			(1,010)
Comprehensive income
Net Income				5,548	$5,548		5,548
Other comprehensive income, net					771	771	771
Total comprehensive income					$6,319
Tax benefit from exercise of stock options			4				4
Common stock dividend paid ($0.36 per share)				(2,865)			(2,865)
Common stock issued under dividend reinvestment plan	85,586	1	1,008				1,009
Stock-based compensation	10,739	—	516				516
Stock options exercised	16,199	—	119				119
Balance at December 31, 2008	8,025,239	$80	$29,698	$60,200		$1,126	$91,104

Comprehensive income
Net Income				7,946	$7,946		7,946
Other comprehensive income, net					952	952	952
Total comprehensive income					$8,898
Tax benefit from exercise of stock options			13				13
Common stock dividend paid ($0.36 per share)				(3,104)			(3,104)
Common stock issued	920,116	10	9,837				9,847
Stock-based compensation	96,063	1	683				684
Stock options exercised	49,100	—	222				222
Balance at December 31, 2009	9,090,518	$91	$40,453	$65,042		$2,078	$107,664

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2008 and 2007

	(Dollars in thousands)	2009	2008	2007
	Cash flows from operating activities:
	Net income	$7,946	$5,548	$9,898
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,846	2,505	1,000
	Depreciation and amortization	3,249	2,504	2,490
	Amortization of intangible assets	133	133	133
	Stock-based compensation expense	707	519	573
	Mortgage loans originated for sale	(56,501)	(15,985)	(20,496)
	Proceeds from mortgage loans sold	58,331	14,790	20,978
	Gains on sales of loans	(612)	(133)	(201)
	Gains on sales of REO	—	(27)	—
	Net gains on sales of investments	(1,487)	(305)	(1,655)
	Other-than-temporary-impairment of investment securities	797	3,702	—
	Income on bank-owned life insurance, net of costs	(545)	(554)	(548)
	(Increase) decrease in:
	Accrued interest receivable	(11)	420	(313)
	Prepaid expenses and other assets	(1,754)	802	(3,528)
	Deferred income taxes	(1,536)	(2,122)	(1,084)
	Increase (decrease) in:
	Accrued expenses and other liabilities	6,799	330	(362)
	Accrued interest payable	(529)	(1,520)	1,264
	Net cash provided by operating activities	19,833	10,607	8,149
	Cash flows from investing activities:
	Proceeds from sales of investment securities	40,989	4,913	11,562
	Proceeds from maturities, calls and pay-downs of investment securities	52,825	31,768	15,872
	Purchase of investment securities	(71,463)	(52,509)	(39,235)
	Purchase of tax credits	—	—	(1,735)
	Net increase in loans	(138,364)	(114,730)	(73,648)
	Additions to premises and equipment, net	(4,427)	(5,060)	(5,920)
	Proceeds from REO sales and payments	632	364	—
	Purchase of REO	(340)
	Net withdrawals/(purchases) of bank-owned life insurance	—	—	24
	Net cash used in investing activities	(120,148)	(135,254)	(93,080)
	Cash flows from financing activities:
	Net increase in deposits	197,045	79,117	1,264
	Net increase (decrease) in borrowed funds	(96,374)	39,821	66,324
	Cash dividends paid	(3,104)	(2,865)	(2,498)
	Proceeds from issuance of common stock	9,847	1,009	1,058
	Proceeds from exercise of stock options	222	119	598
	Tax benefit from exercise of stock options	13	4	16
	Net cash provided by financing activities	107,649	117,205	66,762

	Net increase (decrease) in cash and cash equivalents	7,334	(7,442)	(18,169)
	Cash and cash equivalents at beginning of year	25,276	32,718	50,887

	Cash and cash equivalents at end of year	$32,610	$25,276	$32,718

	Supplemental financial data:
Cash Paid For:	Interest	$14,425	$22,930	$23,094
	Income taxes	4,019	4,830	5,013
	Supplemental schedule of non-cash investing activity:
	Transfer from loans to other real estate owned	1,060	455	266

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(1)                     Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”). The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

The Federal Deposit Insurance Corporation (“FDIC’) and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the Bank. The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.

The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board.  The Commissioner also retains supervisory jurisdiction over the Company.

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

(b) Reclassification

Certain amounts in previous years’ financial statements have been reclassified to conform to the current year’s presentation, particularly under the subtitle “Non-interest expense” on the Consolidated Statements of Income, where changes were made, primarily to identify technology and telecommunications expense separately, in order to provide a more useful presentation.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(c) Short-term Investment Securities

The Company utilizes short-term investments to earn returns on short-term excess liquidity. The Company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  The Company’s cash equivalent short-term investments may be comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original maturities of less than ninety days. Short-term investments not carried as cash equivalents would be classified as “other short-term investments.” The Company had no “other short-term investments” at December 31, 2009 or 2008.

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

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure other-than-temporary impairment at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed “other than temporarily impaired”, the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities are recognized through a charge to earnings. Other than temporary impairment on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down a security may not be written-up in excess of its new cost basis to reflect future increases in market prices.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

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

•      Non-accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of ninety days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

•      Impaired Loans

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, that are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a troubled debt restructure.

•                  Restructured Loans

Loans are designated as “troubled debt restructures” (“TDRs”) when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology uses a two-tiered approach that makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans. Individual commercial loans deemed to be impaired are analyzed for loss exposure using one of the acceptable methods as described above, while portfolios of more homogenous populations of loans, are analyzed at a group level, by credit rating or by credit type.

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

On a quarterly basis, the Company prepares an estimate of the reserves necessary to cover estimated credit risk inherent in the portfolio as of the specified balance sheet dates.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Board of Directors and the full Board itself.

Management believes that the allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the loan portfolio as of the balance sheet dates. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on judgments different from those of management.

(g) Other Real Estate Owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

(h) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements as follows:

Buildings, renovations and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years

(i) Impairment of Long-Lived Assets Other than Goodwill

The Company reviews long-lived assets, including premises and equipment, for impairment on an ongoing basis or whenever events or changes in business

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

(j) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the Company’s consolidated financial statements were $5.7 million and $76 thousand, respectively, at December 31, 2009 and $5.7 million and $209 thousand, respectively, at December 31, 2008. Both of these assets are related to the Company’s acquisition of two branch offices in July 2000.

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

The annual impairment test is a two-step process used to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The assessment is performed at the operating unit level.  In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.  Management’s assessment of the fair value of the Company takes into consideration the Company’s market capitalization, stock trading volume, price-multiples valuations of comparable companies and control premiums in transactions involving comparable companies.  The value of a control premium to use in the marketplace will depend on a number of factors including the target bank stock’s liquidity, where the stock is currently trading, the perceived attractiveness of the entity and economic conditions.  Management evaluates each of these factors as they relate to the Company and subjectively determines a reasonably comparable assumed control premium.

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

The Company’s consolidated financial statements also include intangible assets (core deposit intangibles), which are amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  If impairment is determined to exist, the related write-down of the intangible asset’s carrying value is charged to operations.  Accumulated amortization expense related to core deposit intangible assets was $1.3 million at December 31, 2009.  Amortization expense is expected to amount to $76 thousand for the year ended December 31, 2010, the final year of amortization.

Based on these impairment reviews the Company determined that goodwill and core deposit intangible assets were not impaired at December 31, 2009.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(k) Investment Assets Under Management

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.  Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and the commercial sweep product, totaled $433.0 million and $439.7 million at December 31, 2009 and 2008, respectively.  Fee income is reported on an accrual basis.

(l) Derivatives

The Company recognizes all derivatives as either assets or liabilities in its balance sheet and measures those instruments at fair market value. Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments.   These commitments represent the Company’s only derivative instruments.  Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling these loans.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The estimated fair values of these derivative instruments are based on changes in current market rates.

At December 31, 2009, the estimated fair value of the Company’s derivative instruments were considered to be immaterial.

(m) FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  The Company’s deposit insurance expenses amounted to $2.2 million, $720 thousand, and $104 thousand in 2009, 2008 and 2007, respectively.

As a result of nationwide bank failures in 2008 and 2009, the DIF reserve ratio (DIF reserves as a percent of estimated insured deposits) declined substantially, and beginning in late 2008 the FDIC took several steps to restore their reserves, as required by law.  The FDIC increased its annual assessment rate uniformly by 7 basis points for all insured institutions for the first quarter of 2009 only.  In addition, the FDIC modified the risk-based assessment system beginning April 1, 2009 to require riskier institutions to pay a larger share of premiums.  The modified system also increased the annual base assessment rates for all insured institutions by approximately 2 to 35 basis points uniformly, depending on risk category and several possible adjustments that could increase or decrease the institution’s base rate.

As an additional measure to restore the DIF’s reserve ratio, the FDIC imposed an emergency 20 basis point special assessment on all insured depository institutions as of June 30, 2009.  The FDIC subsequently required all insured institutions to make an additional prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012, under an FDIC prescribed estimation formula, which included an annual deposit growth rate of 5% and an additional uniform three-basis point increase in the assessment rate schedule effective January 1, 2011.  If the prepaid assessment

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

is exhausted prior than the fourth quarter of 2012, due to deposit growth or other unanticipated factors, institutions would be required to make additional quarterly payments to cover actual assessments.  Any prepaid assessment not exhausted will be returned to the institution.

Under the Deposit Insurance Reform Act of 2005, eligible insured depository institutions, such as the Bank, shared in a one-time FDIC assessment credit pool of approximately $4.7 billion.  This one-time credit was applied against the institutions’ 2007 deposit insurance assessment.  In the case of the Company, the one-time credit of approximately $333 thousand offset approximately 94% of the Bank’s deposit insurance assessment for 2007.

In addition to general increases in the FDIC’s assessment rates, the Company’s insurance costs increased in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program (the “TAGP”) as described further below.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate or payment schedules.

(n) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and restricted stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the awards, or in the case of restricted stock awards, the market value of the common stock on the date of grant.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award). Stock awards that do not require future service (“vested awards”) will be expensed immediately.

(o) Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax attributable to differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted accordingly through the provision for income taxes.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2009 or December 31, 2008.  The Company’s tax years beginning after December 31, 2006 are open to federal and state income tax examinations.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(p) Earnings Per Share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2009	2008	2007
Basic weighted average common shares outstanding	8,268,502	7,973,527	7,819,160
Dilutive shares	10,624	32,008	93,846
Diluted weighted average common shares outstanding	8,279,126	8,005,535	7,913,006

Basic Earnings per share	$0.96	$0.70	$1.27
Effect of dilutive shares	—	(0.01)	(0.02)
Diluted Earnings per share	$0.96	$0.69	$1.25

At December 31, 2009 and 2008 there were 640,160 and 624,382 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(q) Reporting Comprehensive Income

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

The following table summarized the components of other comprehensive income for the periods indicated:

	2009	2008	2007
Disclosure of other comprehensive income (loss):
Gross unrealized holding gains (losses) arising during the period	$2,201	$(2,089)	$2,200
Income tax benefit (expense)	(806)	614	(800)
Net unrealized holding gains (losses), net of tax	1,395	(1,475)	1,400

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(797)	(3,702)	—
Income tax benefit	271	1,259	—
Reclassification adjustment for impairment realized, net of tax	(526)	(2,443)	—

Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period	1,487	305	1,655
Income tax expense	(518)	(108)	(577)
Reclassification adjustment for gains realized, net of tax	969	197	1,078

Other comprehensive income, net of reclassifications	$952	$771	$322

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(r) Recent Accounting Pronouncements

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (VIEs) in FASB Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” by eliminating exceptions to consolidating qualifying special-purpose entities, changing the approach to determining a VIE’s primary beneficiary, and requiring a company to more frequently reassess whether VIEs must be consolidated. This amended guidance is effective as of the beginning for the first annual periods that begin after November 15, 2009 (that is January 1, 2010 for the Company) and for subsequent interim and annual periods thereafter.  The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB amended ASC Topic 860 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirement of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The new guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued ASC Subtopic 855-10 “Subsequent Events” to provide new guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. This guidance was effective for the Company beginning in the second quarter of 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(2)       Investment Securities

The amortized cost and carrying values of investment securities at December 31 2009 and 2008 are summarized as follows:

	2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal Agency Obligations(1)	$25,653	$45	$67	$25,631
Federal Agency mortgage backed securities (MBS)(1)	39,299	606	168	39,737
Non-agency MBS	3,479	—	34	3,445
Municipal securities	59,278	1,466	152	60,592
Total fixed income securities	127,709	2,117	421	129,405
Equity investments	3,459	1,505	—	4,964
Total available for sale securities, at fair value	131,168	3,622	421	134,369
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$135,908	$3,622	$421	$139,109

	2008
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency MBS(1)	$81,282	$1,701	$47	$82,936
Non-agency MBS	4,561	—	245	4,316
Municipal securities	60,924	966	504	61,386
Total fixed income securities	146,767	2,667	796	148,638
Equity investments	6,175	21	201	5,995
Total available for sale securities, at fair value	152,942	2,688	997	154,633
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$157,682	$2,688	$997	$159,373

(1)   Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB). All agency MBS investments by the Company are backed by residential mortgages.

(2)   The Bank is required to purchase FHLB stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired at December 31, 2009 and 2008.

	2009
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal Agency Obligations	$7,415	$67	$	$	$7,415	$67
Federal agency MBS	18,909	$168	—	—	18,909	168
Non-agency MBS	3,445	34	—	—	3,445	34
Municipal securities	9,421	133	468	19	9,889	152
Equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$39,190	$402	$468	$19	$39,658	$421

	2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal agency MBS	$4,976	$47	$—	$—	$4,976	$47
Non-agency MBS	—	—	4,316	245	4,316	245
Municipal securities	11,934	415	903	89	12,837	504
Equity investments	632	201	—	—	632	201
Total temporarily impaired securities	$17,542	$663	$5,219	$334	$22,761	$997

See Note 14, “Fair Values of Financial Instruments”, for additional information regarding the Company’s fair value measurement of investment securities.

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

As of December 31, 2009, the unrealized losses on the federal agency obligations and federal agency MBS investments were limited to nine individual securities, which were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2009, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of December 31, 2009, the Company’s non-agency MBS portfolio consisted of one residential mortgage backed security. The unrealized loss was due to market conditions which resulted generally in lower prices for most non-agency MBSs in relation to government issued and agency securities. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2009 due to the AAA rating of the security and the high credit quality of the underlying loans.  In

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of December 31, 2009, the unrealized losses on the Company’s municipal securities were related to eighteen obligations and were attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009 due to the securities being classified as “investment grade” and also because of the lower risk nature of municipal investments. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on an equity security is deemed to be other than temporary prior to a sale, the loss is charged to earnings.

During the year ended December 31, 2009, primarily in the first quarter, the Company recorded fair value impairment charges, on certain investments contained in its equity portfolio, to reflect the impact of declines in the equities markets. Management’s decision to record this charge was based primarily on the severity of the declines and the uncertainty of recovery in the short-term for these equities. The pretax impairment charges of $797 thousand represented a $526 thousand after tax charge against earnings. There were no other securities at December 31, 2009 that were considered other than temporarily impaired. During 2009, the Company sold $2.0 million of previously impaired equity funds and recognized additional losses of $299 thousand and gains of $515 thousand.

At December 31, 2009, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 9%) invested in funds or individual common stock of entities in the financial services industry.  At December 31, 2009, after the impairment charge discussed above, the Company did not have any investments in its equity portfolio with unrealized losses.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to purchase FHLB capital stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.  Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions taken by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other than temporary impairment charge on FHLB stock was necessary as of December 31, 2009.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The contractual maturity distribution of total fixed income securities at December 31, 2009 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$12,699	9.9%	$12,757	9.9%
After one but within three years	25,166	19.7%	25,513	19.7%
After three but within five years	6,728	5.3%	6,847	5.3%
After five but within ten years	29,026	22.7%	29,442	22.7%
After ten years	54,090	42.4%	54,846	42.4%
Total fixed income securities	$127,709	100.0%	$129,405	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with amortized cost and fair values of $50.1 million and $50.7 million, respectively, at December 31, 2009.

At December 31, 2009, securities with a fair value of $23.7 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (see note 7 below).  At December 31, 2008, securities with a fair value of $42.2 million and $599 thousand were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.  At December 31, 2007, securities with a fair value of $22.5 million and $2.0 million were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.

The fair market value of securities designated as qualified collateral for FHLB borrowing capacity amounted to $44.1 million, $49.2 million and $54.2 million at December 31, 2009, 2008 and 2007, respectively.

The fair market value of securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $55.2 million and $49.1 million at December 31, 2009 and 2008, respectively.  This borrowing facility was put in place during 2008.

Sales of investment securities for the years ended December 31, 2009, 2008, and 2007 are summarized as follows:

(Dollars in thousands)	2009	2008	2007
Amortized cost of securities sold	$39,502	$4,608	$9,907
Gross realized gains on sales	1,786	305	1,674
Gross realized losses on sales	(299)	—	(19)
Total proceeds from sales of investment securities	$40,989	$4,913	$11,562

Tax exempt interest earned on the municipal securities portfolio was $2.3 million for the year ended December 31, 2009, $2.3 million for the year ended December 31, 2008, and $2.1 million for the year ended December 31, 2007.

See Item d “Investment Securities”, contained in Note 1, “Summary of Accounting Policies”, for additional information regarding the accounting for the Company’s investment securities portfolio.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(3)       Loans and Loans Held for Sale

Major classifications of loans and loans held for sale at December 31, are as follows:

(Dollars in thousands)	2009	2008
Real estate:
Commercial real estate	$553,768	$472,279
Commercial construction	107,467	98,365
Residential mortgages	90,468	84,609
Residential construction	6,260	6,375
Loans held for sale	378	1,596
Total real estate	758,341	663,224

Commercial and industrial	263,151	231,815
Home equity	58,732	49,773
Consumer	3,824	4,857
Gross loans	1,084,048	949,669

Deferred loan origination fees, net	(1,218)	(1,028)
Total loans	1,082,830	948,641
Allowance for loan losses	(18,218)	(15,269)
Net loans and loans held for sale	$1,064,612	$933,372

Tax exempt interest earned on qualified commercial loans was $759 thousand for the year ended December 31, 2009 and $524 thousand and $445 thousand for the years ended December 31, 2008 and 2007 respectively.

Certain directors, officers, principal stockholders and their associates are credit customers of the Company in the ordinary course of business. In addition, certain directors are also directors, trustees, officers or stockholders of corporations and non-profit entities or members of partnerships that are customers of the Bank and that enter into loan and other transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of December 31, 2009 and 2008, the outstanding loan balances to directors, officers, principal stockholders and their associates were $8.8 million and $9.8 million, respectively.  Unadvanced portions of lines of credit available to these individuals were $3.5 million and $2.5 million, as of December 31, 2009 and 2008, respectively. During 2009, new loans and net increases in loan balances or lines of credit under existing commitments of $737 thousand were made and principal paydowns of $1.7 million were received.  All loans to these related parties are current.

At December 31, 2009 and 2008, the Company was servicing residential mortgage loans owned by investors amounting to $18.9 million and $9.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $34.7 million and $19.2 million at December 31, 2009 and 2008, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity at December 31, are summarized below:

	2009	2008
Commercial real estate and other residential mortgages	$215,975	$191,995
First lien 1-4 family owner occupied residential mortgages	59,391	59,394
Home equity	26,532	23,947
Total loans pledged	$301,898	$275,336

Non-performing assets at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008

Commercial real estate	$11,789	$3,691
Commercial and industrial	2,748	1,713
Commercial construction	4,662	1,400
Residential	1,379	1,019
Home Equity	18	149
Consumer	8	39
Total non-accrual loans	$20,604	$8,011
Overdrafts > 90 days past due	5	256
Total non-performing loans	$20,609	$8,267
Other real estate owned	1,086	318
Total non-performing assets	$21,695	$8,585

There were no commitments to lend additional funds to those borrowers whose loans were classified as non-accrual at December 31, 2009 or 2008.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2009	2008	2007

Income in accordance with original loan terms	$1,190	$666	$423
Less income recognized	78	196	32
Reduction in interest income	$1,112	$470	$391

Non-performing statistics have trended upward in 2008 and 2009, as would be expected given the historically low level of these statistics in recent years, and are consistent with the regional economic environment and its impact on the local commercial markets.  Management believes that the current levels of non-performing statistics are reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  Management does not consider the increase since 2008 to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2009, as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at December 31, 2009 will ultimately be collected.

The $12.3 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was due to net additions within the commercial real estate ($8.1 million), commercial construction ($3.3 million), and the commercial and industrial portfolios ($1.0 million).  In addition, one overdraft deposit account of $256 thousand outstanding at December 31, 2008, was subsequently funded in January 2009.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The majority of the non-accrual loans were also carried as impaired loans during the periods, and are discussed further below.

Total impaired commercial loans amounted to $39.7 million and $10.4 million at December 31, 2009 and December 31, 2008, respectively.  Total accruing impaired loans amounted to $20.1 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively, while, non—accrual impaired commercial loans amounted to $19.5 million and $6.7 million as of December 31, 2009 and December 31, 2008, respectively.  There were ten larger commercial relationships added to impaired status during 2009 amounting to $29.1 million at December 31, 2009. Four of these ten relationships, amounting to $17.1 million, remained on accrual status during the period, while the remaining six relationships amounting to $12.0 million were in non-accrual status.  In management’s opinion the majority of impaired loan balances at December 31, 2009 were adequately supported by expected future cash flows or the net realizable value of the underlying collateral and management expects that the majority of these principal advances will ultimately be collected.  Based on management’s assessment at December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1  million.  At December 31, 2008, impaired loans totaling $5.2 million required no specific reserves and impaired loans totaling $5.2 million required specific reserve allocations of $478 thousand. Management closely monitors these relationships for collateral or credit deterioration.

Total TDR commercial loans, included in the impaired loan figures above as of December 31, 2009 and December 31, 2008 were $28.3 million and $4.7 million, respectively.  The increase was due primarily to several of the newly impaired relationships referred to above.  TDR loans on accrual status amounted to $20.1 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively.  Restructured loans included in non-performing loans amounted to $8.2 million and $1.0 million at December 31, 2009 and December 31, 2008, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

During the years ended December 31, 2009, 2008 and 2007, the average recorded value of impaired loans was $26.1 million, $7.1 million and $3.1 million, respectively. Included in the reduction in interest income in the table above is $1.0 million, $477 thousand and $384 thousand of interest income that was not recognized on loans that were deemed impaired as of December 31, 2009, 2008 and 2007, respectively.  All payments received on impaired loans in non-accrual status are applied to principal.  The Company is not committed to lend additional funds on any loans that are considered impaired.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2009	2008	2007

Balance at beginning of year	$15,269	$13,545	$12,940
Provision charged to operations	4,846	2,505	1,000
Loan recoveries	638	597	256
Loans charged off	(2,535)	(1,378)	(651)
Balance at end of year	$18,218	$15,269	$13,545

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(4)       Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008

Land	$2,830	$2,830
Buildings, renovations and leasehold improvements	22,646	21,131
Computer software and equipment	10,767	9,547
Furniture, fixtures and equipment	9,784	8,382
Total premises and equipment, before accumulated depreciation	46,027	41,890
Less accumulated depreciation	(23,103)	(20,239)

Total premises and equipment, net of accumulated depreciation	$22,924	$21,651

Total depreciation expense related to premises and equipment amounted to $3.2 million, $2.7 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 amounted to $917 thousand, $740 thousand, and $991 thousand, respectively.

The Company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2009 minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2010	$954
2011	723
2012	686
2013	638
2014	447
Thereafter	3,223
Total minimum lease payments	$6,671

With the purchase of the operations and lending office building in late 2007, the Company collects rents on two units within these facilities.  Rental income was $146 thousand, $154 thousand and $31 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

(5)       Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2009	2008

Investments	$812	$951
Loans and loans held for sale	4,556	4,406

Total accrued interest receivable	$5,368	$5,357

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(6)           Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2009	2008

Non-interest demand deposits	$192,515	$166,430
Interest bearing checking	185,693	158,005
Savings	149,582	139,530
Money market	320,126	154,488
Certificates of deposit less than $100,000	132,095	121,280
Certificates of deposit of $100,000 or more	137,025	132,806
Brokered certificates of deposit	27,912	75,364
Total deposits	$1,144,948	$947,903

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $594 thousand and $1.2 million at December 31, 2009 and 2008, respectively.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2009:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than twelve months(1)	$124,485	$138,589	$263,074
Due in over one year through two years	14,383	11,052	25,435
Due in over two years through three years	3,741	4,782	8,523
Due in over three years	—	—	—
Total certificates of deposit	$142,609	$154,423	$297,032

(1) The line item “Due in less than twelve months” includes individual brokered certificates of deposit totaling $10.5 million in the less than $100,000 category and $17.4 million in the $100,000 and Greater category.

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $3.4 million, $4.9 million, and $4.4 million, in 2009, 2008 and 2007, respectively.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

(7)           Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2009		2008		2007
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Securities sold under agreements to repurchase	$1,416	0.56%	$1,418	2.22%	$8,267	4.60%
Federal Home Loan Bank of Boston borrowings	23,460	0.52%	119,832	0.40%	73,162	3.64%
Total borrowed funds	24,876	0.53%	121,250	0.43%	81,429	3.74%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds and debentures	$35,701	3.66%	$132,075	1.28%	$92,254	4.57%

Repurchase agreements for securities sold as of December 31, 2009 had terms ranging generally from thirty days to three months, with a weighted average term of 75 days. Maximum amounts outstanding at any month end during 2009, 2008, and 2007 were $1.4 million, $8.3 million, and $8.3 million, respectively.

FHLB borrowings at December 31, 2009 consisted of overnight borrowings, short-term borrowings with a weighted average term of approximately 7.6 months, and one term advance maturing in 3.5 years. Maximum amounts outstanding at any month end during 2009, 2008, and 2007 were $112.8 million, $119.8 million, and $73.2 million, respectively.

The contractual maturity distribution as of December 31, 2009, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 — 3 months		>3 — 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

Repurchase	$—	—	$17	0.50%	$1,399	0.56%	—	—	—	—
FHLB	2,705	0.43%	—	—	285	0.44%	$20,000	0.41%	$470	5.94%

Total borrowed funds	$2,705	0.43%	$17	0.50%	$1,684	0.54%	$20,000	0.41%	$470	5.94%

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and FHLB borrowings for the year ended December 31,

	Year ended December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Repurchase agreements	$1,415	1.10%	$3,425	3.72%	$3,464	4.54%
Other borrowed funds	58	0.46%	131	2.19%	—	—
FHLB advances	65,325	0.34%	75,516	2.33%	18,547	5.02%
Total borrowed funds	$66,798	0.36%	$79,072	2.39%	$22,011	4.94%

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The average balance of “other borrowed funds” above represents overnight advances from the FRB or federal funds purchased from correspondent banks during those years to test arrangements.  The Company had no outstanding balances due to the FRB or correspondent banks at December 31, 2009.

As a member of the FHLB, the Bank has the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit for up to 5% of its total assets. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2009, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $182.9 million, which includes a pre-approved overnight line of credit in the amount of $11 million.  In addition, based on qualifying collateral the Bank had the capacity to borrow funds from the FRB Discount Window of up to $52.4 million. The Bank also has pre-approved federal funds purchase arrangements with large regional correspondent banks in order to provide overnight and short-term borrowing capacity.

See note 2 and note 3 above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

On March 10, 2000 the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware.  The Trust issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010, at a premium if called between 2010 and 2020.  The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, net proceeds of $8.8 million from the 2009 offering discussed below, retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan.

On September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital, in order to increase capital to ensure the Company is positioned to take advantage of growth and market share opportunities.  In the fourth quarter of 2009, the Company successfully completed a combined Shareholder Subscription Rights Offering and Supplemental Community Offering under the shelf registration, raising $8.9 million in new capital ($8.8 million net of offering expenses). The Company contributed the net proceeds from these offerings to the Bank.

Management believes that current capital is adequate to support ongoing operations.

Applicable regulatory requirements require the Company to maintain minimum total capital equal to 8.00% of total risk-weighted assets (total capital ratio), minimum Tier 1 capital equal to 4.00% of total risk-weighted assets (Tier 1 capital ratio) and minimum Tier 1 capital equal to 4.00% of quarterly average total assets (leverage capital ratio).  Tier 1 capital, in the case of the Company, is composed of common equity and, subject to regulatory limits, trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital which, in the case of the Company, is composed of the allowance for loan losses up to 1.25% of risk-weighted assets. Applicable regulatory requirements for the Bank are not materially different from those of the Company.

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

Management believes, as of December 31, 2009, that the Company meets all capital adequacy requirements to which it is subject. As of December 31, 2009 and 2008, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables. To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
The Company
Total Capital (to risk weighted assets)	$124,929	11.08%	$90,164	8.00%	$112,706	10.00%

Tier 1 Capital (to risk weighted assets)	110,112	9.77%	45,082	4.00%	67,623	6.00%

Tier 1 Capital (to average assets)	110,112	8.62%	51,120	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$124,650	11.06%	$90,166	8.00%	$112,708	10.00%

Tier 1 Capital (to risk weighted assets)	109,833	9.74%	45,083	4.00%	67,625	6.00%

Tier 1 Capital (to average assets)	109,833	8.61%	51,041	4.00%	63,801	5.00%

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
The Company
Total Capital (to risk weighted assets)	$106,511	10.70%	$79,623	8.00%	$99,529	10.00%

Tier 1 Capital (to risk weighted assets)	94,035	9.45%	39,812	4.00%	59,717	6.00%

Tier 1 Capital (to average assets)	94,035	8.28%	45,432	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$106,528	10.70%	$79,620	8.00%	$99,524	10.00%

Tier 1 Capital (to risk weighted assets)	94,053	9.45%	39,810	4.00%	59,715	6.00%

Tier 1 Capital (to average assets)	94,053	8.29%	45,403	4.00%	56,753	5.00%

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.1 million, of the $3.1 million total dividends paid by the Company in 2009, into 96,116 shares of the Company’s common stock, and $1.0 million, of the $2.9 million total dividends paid by the Company in 2008, into 85,586 shares of the Company’s common stock.

(9)       Stock-Based Compensation Plans

The Company currently has three individual stock incentive plans (the 1998 plan as amended in 2001 (the “1998 Plan”), the 2003 plan, and the 2009 plan). The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options, (as well as restricted stock, restricted stock units and stock appreciation rights) for the purchase of newly issued shares of common stock to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued with or without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2009, 455,305 shares remain available for future grants under the 2003 and 2009 plans. The 1998 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

To date the Company has utilized the plans to issue stock option awards and restricted stock awards to officers and other employees, and stock in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $707 thousand, $519 thousand and $573 thousand for the years ended 2009, 2008 and 2007 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $283

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

thousand, $207 thousand and $201 thousand, for the years ended 2009, 2008 and 2007 respectively.

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

Stock Option Awards

Accounting guidance requires that the stock-based compensation expense recognized in earnings be based on the amount of awards ultimately expected to vest; therefore, a forfeiture assumption must be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has estimated forfeitures based on historical experience for the portion of the grant which had vested and/or grants already vested based on similarities in the type of options and employee group.

All options that have been granted under the plans generally become exercisable at the rate of 25% per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  Options have been granted with expiration dates ranging between 7 to 10 years from the date of grant. All unexercised options granted prior to 2003 have expired.  Options outstanding at December 31, 2009 consist of grants from 2004 and 2007 through 2009 which expire 7 years from the grant date, and options granted in 2005 and 2006 which expire 8 years from the grant date.  There were no options granted in 2003.

Under the terms of the plans, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the plans that are returned to the Company unexercised shall remain available for issuance under such plans.  For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

	2009	2008	2007

Options granted	51,050	132,000	127,600
Per share weighted average fair value	$2.51	$2.47	$3.69
Percentage of market value at grant date	29%	19%	22%
Average assumptions used in the model:
Expected volatility	40%	25%	21%
Expected dividend yield	4.54%	2.82%	2.03%
Expected life in years	5.5	5.5	5.5
Risk-free interest rate	2.32%	2.61%	4.43%

The expected volatility is the anticipated variability in the Company’s share price over the expected life of the option.  The Company’s shares began trading on a public exchange in February 2005 and limited trading has occurred.  Management assesses the Company’s expected volatility by comparing the Company’s historical volatility to that of peer financial institutions and a banking index.

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

Stock option transactions during the year ended December 31, 2009 are summarized as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	771,231	$13.83	3.70	$276,242
Granted	51,050	8.75
Exercised	124,483	9.11
Forfeited	10,093	13.44
Outstanding December 31, 2009	687,705	14.31	3.55	$111,650

Vested and Exercisable at December 31, 2009	514,883	$14.85	3.00	$8,360

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2009 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  In-the-money vested options total 50,750 at December 31, 2009.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

exercised their options on December 31, 2009. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $222 thousand, $119 thousand and $598 thousand in 2009, 2008 and 2007, respectively.  Total intrinsic value of options exercised was $368 thousand, $86 thousand and $1.1 million in 2009, 2008 and 2007, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $13 thousand, $4 thousand and $16 thousand in 2009, 2008, and 2007, respectively.

Compensation expense recognized in association with the stock option awards amounted to $254 thousand, $301 thousand and $358 thousand for the years ended 2009, 2008 and 2007, respectively.   The total tax benefit recognized related to the stock option expense was $98 thousand, $118 thousand, and $113 thousand for the years ended 2009, 2008, and 2007, respectively.

As of December 31, 2009, there was $293 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.1 years.

Restricted Stock Awards

Compensation expense recognized in association with the restricted stock award amounted to $263 thousand for the year ended December 31, 2009 and $50 thousand for the each of the years ended December 31, 2008 and 2007.   The total tax benefit recognized related to the restricted stock compensation expense was $108 thousand for the year ended December 31, 2009 and $20 thousand for each of the years ended December 31, 2008 and 2007.

During the first quarter of 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards. These were the only restricted stock awards granted in 2009.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, in each case starting on the first anniversary date of the award. There have been 150 awards forfeited to date.

There were no restricted stock awards granted in 2008.  Prior to the 2009 restricted stock grant, the Company had granted one restricted stock award, comprised of 17,500 shares, issued in September 2005.  The grant date fair value of the restricted stock awarded was $14.25 per share, which reflects the market value of the common stock on the grant date.  The shares granted vest twenty percent per year starting on the first anniversary date of the award and there have been no forfeitures to date.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

As of December 31, 2009, 14,000 restricted stock award shares have vested and 86,550 remain unvested. As of December 31, 2009, there remained $547 thousand of unrecognized compensation expense related to the restricted stock award.  That cost is expected to be recognized over the remaining vesting period of 2.3 years.

Director Stock Compensation

The members of the Company’s Board of Directors are offered the choice to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Directors must make an irrevocable

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

election to receive shares of common stock in lieu of cash compensation prior to December 31st of the preceding year.  Directors are granted shares of common stock in lieu of cash fees at a per share price which reflects the value of the common stock on the first business day of the year, based on the average of the high and low trade prices of the common stock on that date.

Total Director Compensation expense amounted to $288 thousand, $278 thousand and $256 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

Included in the 2009 expense was stock compensation of $190 thousand, which represented 16,891 shares issued to Directors in January 2010, at a fair market value price of $11.275 per share, which reflected the fair value of the common stock on January 2, 2009.

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

The total tax benefit recognized related to the Director stock compensation expense was $78 thousand, $69 thousand and $68 thousand, for the years ended 2009, 2008 and 2007 respectively.

(10)     Employee Benefit Plans

401(k) Defined Contribution Plan

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a base percentage, plus a supplemental percentage, of their earnings to the plan.  A portion of the base percentage, as determined by the Compensation Committee of the Board of Directors, is matched by the Company.  The percentage matched was 50% in 2008 and 2007 and respectively, up to the first 6% contributed by the employee. The Company’s percentage match was increased beginning January 1, 2009 to 60% up to the first 6% contributed by the employee.  The Company’s total expense for the 401(k) plan match, including any discretionary match as discussed below, was $531 thousand, $424 thousand and $382 thousand, respectively, for the years ended December 31, 2009, 2008, and 2007.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate.  Vesting for the Company’s 401(k) plan matching contribution is based on years of service with participants becoming 20% vested on January 1st of the year following their date of hire and each subsequent January 1st increasing pro-rata to 100% vesting on January 1st following five years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan expenses and other contributions.

Employee Bonus and Incentive Programs

The Company’s bonus and incentive programs include all employees and are approved by the Compensation Committee of the Board of Directors.  Bonuses are paid to employees based on the accomplishment of certain goals and objectives that are determined at the beginning of the fiscal year and may also be granted on a discretionary basis based on performance.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

From time to time the Company may also make an annual discretionary employer contribution to the 401(k) plan of an additional percentage of employee contributions.

In 2009, 2008 and 2007 amounts charged to salaries and benefits under these programs were $766 thousand, $475 thousand and $1.0 million, respectively.

Supplemental Retirement Plan

In 2005 the Company entered into salary continuation and supplemental life insurance agreements (see Supplement Life Insurance below) with three of its senior executives.

The salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age.”

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

The amounts charged to expense for the SERPs was $341 thousand, $503 thousand and $678 thousand, for the years ended December 31, 2009, 2008 and 2007, respectively. The Company anticipates accruing an additional $240 thousand to the plan for the year ending December 31, 2010.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2009	2008	2007

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,870	$2,477	$1,799
Service cost	164	339	552
Interest cost	177	164	126
Benefits paid	(180)	(110)	—
Benefit obligation at end of year	$3,031	$2,870	$2,477

Funded status:
Accrued liability as of December 31	$(3,031)	$(2,870)	$(2,477)

Discount rate used for benefit obligation	6.00%	6.00%	6.00%

Net periodic benefit cost:
Service cost	$164	$339	$552
Interest cost	177	164	126
	$341	$503	$678

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2010	$244
2011	276
2012	276
2013	276
2014	276
2015-2019	1,379

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2009 and December 31, 2008 amounted to $13.8 million and $13.3 million, respectively. There are no associated surrender charges under the outstanding policies.

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

The following table provides a reconciliation of the changes in the supplemental life insurance plan and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2009	2008

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,092	$—
Cumulative effect adjustment to retained earnings	—	1,010
Service cost	21	20
Interest cost	81	62
Benefit obligation at end of year	$1,194	$1,092

Funded status:
Accrued liability as of December 31	$(1,194)	$(1,092)

Discount rate used for benefit obligation	6.00%	6.00%
Net periodic benefit cost:
Service cost	$21	$20
Interest cost	81	62
	$102	$82

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

For management’s method of evaluating the discount rate, refer to the Supplemental Retirement Plan.

The benefit expense of the postretirement cost of insurance for split dollar insurance coverage amounted to $102 thousand for the year ended December 31, 2009, $82 thousand for the year ended December 31, 2008 and $0 for the year ended December 31, 2007.  The Company anticipates accruing an additional $26 thousand to the plan for the year ending December 31, 2010.

See note 9 “Stock-Based Compensation Plans” above, for additional information regarding employee benefits offered in the form of stock option awards.

(11)              Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2009	2008	2007

Current tax expense:
Federal	$3,482	$3,362	$4,464
State	1,272	1,109	1,665
Total current tax expense	4,754	4,471	6,129

Deferred tax (benefit)/ expense:
Federal	(1,144)	(2,155)	(853)
State	(392)	33	(231)
Total deferred tax benefit	(1,536)	(2,122)	(1,084)

Total income tax expense	$3,218	$2,349	$5,045

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2009		2008		2007
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$3,796	34.0%	$2,685	34.0%	$5,081	34.0%
State income taxes, net of federal tax benefit	581	5.2%	754	9.6%	946	6.3%
Tax exempt income, net of disallowance	(1,035)	(9.3)%	(936)	(11.9)%	(741)	(5.0)%
Bank Owned Life Insurance	(184)	(1.6)%	(186)	(2.4)%	(184)	(1.2)%
Other	60	0.5%	32	0.4%	(57)	(0.3)%

Total income tax expense	$3,218	28.8%	$2,349	29.7%	$5,045	33.8%

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2009	2008

Deferred tax asset:
Allowance for loan losses	$7,357	$6,160
Depreciation	2,227	1,959
Other-than-temporary impairment on equity securities	959	1,259
Supplemental employee retirement plans	1,223	1,157
Non-accrual interest	838	487
Non-qualified stock option expense	375	279
Other	34	24

Total	13,013	11,325

Deferred tax liability:
Goodwill	1,098	940
Net unrealized gains on investments securities	1,148	608
Deferred origination costs	422	394
Other	—	34

Total	2,668	1,976

Net deferred tax asset	$10,345	$9,349

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2009. The Company paid total income taxes for 2009, 2008, and 2007 of $4.0 million, $4.8 million and $5.0 million, respectively.  However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past two years, before the ability to carry back losses against these gains expires.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2009 or December 31, 2008. The Company’s tax years beginning after December 31, 2006 are open to federal and state income tax examinations.

(12)              Related Party Transactions

The Bank leases its headquarters from a realty trust, the sole beneficiary of which is a limited partnership in which one of the Company’s Directors, who became a member of the Board of Directors in 2008, holds a 13.7% limited partnership interest.  Total amounts paid by the Bank to this realty trust for annual rent for the years ended December 31, 2009, 2008, and 2007, were $250 thousand, $237 thousand, and $242 thousand, respectively. The Company believes that the terms of this lease, including the amounts paid by the Bank, are substantially similar to such terms as would be included in a comparable lease transaction entered into at the time of such lease with a party who is not affiliated with the Bank or any of its Directors.

The Bank formerly leased another building used for operations from another realty trust, the sole beneficiary of which was a general partnership in which two of the

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

Prior to the Bank’s purchase of the building, the Bank paid $331 thousand to this realty trust for annual rent, which the Company believes approximated a market rate, for the year ended December 31, 2007.

The Bank also formerly leased a parking lot that was used by the Bank’s employees from a third realty trust in which the Director who joined the Board in 2008 held a 25% beneficial interest.  The Bank purchased this parking lot in 2007 for $188 thousand, which the Company believes approximated fair market value.  Prior to the Bank’s purchase of the parking lot, the Bank paid $3 thousand to this realty trust for annual rent, which the Company believes approximated a market rate, for the year ended December 31, 2007.

See note 3 “Loans and Loans Held for Sale” above, for information regarding loans to related parties.

(13)              Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to originate loans, standby letters of credit and unadvanced portions of loans and lines of credit.

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

Financial instruments with off-balance sheet credit risk at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)	2009	2008

Commitments to originate loans	$31,612	$32,448
Commitments to originate loans for sale	2,875	2,331
Commitments to sell loans	3,255	3,927
Standby letters of credit	21,019	17,197
Unadvanced portions of consumer loans (including credit card loans and overdraft protection lines)	3,585	3,710
Unadvanced portions of construction loans (cmml & resid)	65,099	64,976
Unadvanced portions of home equity lines	57,771	55,494
Unadvanced portions of commercial loans and lines	189,685	164,709

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

The Company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon the Company creates a loan for the customer with the same criteria associated with similar loans.

Unadvanced portions of loans and lines of credit represent credit extended to customers but not yet drawn upon, and are secured or guaranteed under preexisting loan agreements.   Commercial loans and lines may be collateralized by the assets underlying the borrower’s business such as accounts receivable, equipment, inventory and real property or may be unsecured loans and lines to financially strong borrowers and are generally guaranteed by the principals of the borrower.  Commercial real estate loans are generally secured by the underlying real property and rental agreements. Residential mortgage and home equity loans are secured by the real property financed.  Consumer loans such as installment loans are generally secured by the personal property financed.  Credit card loans are generally unsecured.  The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $1.2 million and $858 thousand, based on the two week computation periods encompassing December 31, 2009, and 2008, respectively.

The Company is involved in various legal proceedings incidental to its business.  After review with legal counsel, management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the Company.

(14)              Fair Values of Financial Instruments

Fair Value Measurements

On January 1, 2008, the Company adopted new accounting guidance regarding fair value measurements which provides a single definition of fair value and establishes a framework for measuring fair value in generally accepted accounting principles, with the intention of increasing consistency and comparability in fair value measurements. The primary impact of the application of this guidance was expanded disclosure requirements about fair value measurements. The adoption did not require any new fair value measurements, as the guidance applies under other existing accounting pronouncements that require or permit fair value measurements.

The fair value is defined as the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs:

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

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

The following tables summarize significant assets and liabilities carried at fair value at December 31, 2009 and 2008:

	December 31, 2009	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,405	$—	$129,405	$—
Equity securities	4,964	4,964	—	—

Assets measured on a non-recurring basis:
Impaired loans	7,912	—	—	7,912
Other real estate owned	1,086	—	—	1,086

	December 31, 2008	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$148,638	$—	$148,638	$—
Equity securities	5,995	5,995	—	—

Assets measured on a non-recurring basis:
Impaired loans	1,272	—	—	1,272
Other real estate owned	318	—	—	318

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes, federal agency obligations, federal agency MBS, non-agency MBS, and municipal securities, as held at those periods.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  These vendors generally determine fair value prices based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities, therefore these securities are categorized as Level 2 within the fair value hierarchy.  The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

December 31, 2009 amounted to $2.0 million, a net increase of $1.7 million since December 31, 2008.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.    The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the balance sheet was $53 thousand and $12 thousand at December 31, 2009 and 2008, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At December 31, 2009 and December 31, 2008, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

Estimated Fair Values of Assets and Liabilities

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

Investments:  Fair values for investments were based on quoted market prices, where available, as provided by third-party accounting and pricing vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources. Management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided in ASC Topic 820.

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2009 and 2008 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2009 and 2008.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2009 and 2008 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The carry value and estimated fair values of the Company’s financial instruments as of December 31 are summarized as follows:

	2009		2008
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$32,610	$32,610	$25,276	$25,276
Investment securities	139,109	139,109	159,373	159,373
Loans, net	1,064,612	1,058,786	933,372	955,010
Accrued interest receivable	5,368	5,368	5,357	5,357

Financial liabilities:
Non-interest demand deposits	192,515	192,515	166,430	166,430
Interest bearing checking, savings, money market accounts	655,401	655,401	452,023	452,023
Certificates of deposit (including brokered)	297,032	297,431	329,450	330,184
Borrowed funds	24,876	24,927	121,250	121,274
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	1,320	1,320	1,849	1,849

(15)     Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2009	2008

Assets
Cash and due from subsidiary	$253	$79
Investment in subsidiary	118,581	102,301
Other assets	36	47
Total assets	$118,870	$102,427

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	11	128
Total liabilities	11,206	11,323

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,090,518 and 8,025,239 shares issued and outstanding at December 31, 2009 and 2008, respectively	91	80
Additional paid-in capital	40,453	29,698
Retained earnings	65,042	60,200
Accumulated other comprehensive income	2,078	1,126
Total stockholders’ equity	107,664	91,104

Total liabilities and stockholders’ equity	$118,870	$102,427

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007
Undistributed equity in net income of Subsidiary	$6,556	$4,670	$9,854
Dividends distributed by subsidiary	2,800	2,220	1,225
Total income	9,356	6,890	11,079

Interest expense	1,177	1,177	1,177
Other operating expenses	223	158	—
Total operating expenses	1,400	1,335	1,177

Income before income taxes	7,956	5,555	9,902
Provision for(benefit from) income tax	10	7	4

Net income	$7,946	$5,548	$9,898

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$7,946	$5,548	$9,898
Adjustments to reconcile net income to net cash
Undistributed equity in net income of subsidiary	(6,556)	(4,670)	(9,854)
Payment from subsidiary bank for stock compensation expense	684	516	575
(Increase)/decrease in other assets	13	(10)	(17)
Decrease in other liabilities	(117)	128	—
Net cash provided by operating activities	1,970	1,512	602

Cash flows from investing activities:
Purchase of equity securities	—	—	—
Proceeds from sales of equity securities	—	—	—
Investments in subsidiaries	(8,774)	9	—
Net cash provided by investing activities	(8,774)	9	—

Cash flows from financing activities:
Cash dividends paid	(3,104)	(2,865)	(2,498)
Proceeds from issuance of common stock	9,847	1,009	1,058
Proceeds from exercise of stock options	222	119	598
Tax benefit from exercise of stock options	13	4	16
Net cash used in financing activities	6,978	(1,733)	(826)

Net decrease in cash and cash equivalents	174	(212)	(224)

Cash and cash equivalents, beginning of year	79	291	515

Cash and cash equivalents, end of year	$253	$79	$291

Cash and cash equivalents include cash and due from subsidiary.

On September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital.  In the fourth quarter of 2009, the Company successfully completed a combined Shareholder Subscription Rights Offering and Supplemental Community Offering under the shelf registration, raising $8.9 million in new capital ($8.8 million net of offering expenses).  The Company contributed the net proceeds from these offerings to the Bank.

ENTERPRISE BANCORP, INC.

Notes to Consolidated Financial Statements

The parent Company’s Statements of Changes in Shareholders’ Equity are identical to the Consolidated Statements of Changes in Shareholders’ Equity and therefore are not presented here.

(16)         Quarterly Results of Operations (Unaudited)

	2009
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$15,220	$15,272	$15,791	$16,059
Interest expense	4,028	3,656	3,284	2,928
Net interest income	11,192	11,616	12,507	13,131
Provision for loan losses	1,102	864	1,140	1,740
Net interest income after provision for loan losses	10,090	10,752	11,367	11,391

Non-interest income	2,160	2,371	2,365	2,686
Other-than-temporary impairment charge	(758)	(16)	(8)	(15)
Net gains on sales of investment securities	971	—	—	516
Non-interest expense	10,325	11,230	10,520	10,633
Income before income taxes	2,138	1,877	3,204	3,945
Provision for income tax	620	503	935	1,160
Net income, as reported	$1,518	$1,374	$2,269	$2,785

Basic earnings per share	$0.19	$0.17	$0.28	$0.32

Diluted earnings per share	$0.19	$0.17	$0.28	$0.32

	2008
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$16,159	$15,611	$15,976	$15,859
Interest expense	6,243	5,456	5,061	4,650
Net interest income	9,916	10,155	10,915	11,209
Provision for loan losses	317	550	1,173	465
Net interest income after provision for loan losses	9,599	9,605	9,742	10,744

Non-interest income	2,350	2,388	2,405	2,345
Other-than-temporary impairment charge	—	—	—	(3,702)
Net gains on sales of investment securities	47	—	220	38
Non-interest expense	9,031	9,604	9,639	9,610
Income (loss) before income taxes	2,965	2,389	2,728	(185)
Provision for (benefit from) income tax	948	$606	$1,009	$(214)
Net income, as reported	$2,017	1,783	1,719	29

Basic earnings per share	$0.25	$0.22	$0.22	$0.00

Diluted earnings per share	$0.25	$0.22	$0.21	$0.00

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Enterprise Bancorp, Inc:

We have audited Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 12, 2010

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of Company’s internal control over financial reporting, which appears on page 109 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2009) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding directors, executive officers and significant employees of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and corporate governance, in response to this item, is incorporated herein by reference from the definitive proxy statement for the Company’s annual meeting of stockholders to be held May 5, 2010, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

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

President of the Company and the Bank

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

President, Middlesex Community College, the largest community college in Massachusetts

Nancy L. Donahue

Philanthropist

Lucy A. Flynn (audit committee)

Vice President Global Marketing Communications, Raytheon Company, a publicly held technology company specializing in defense, homeland security and other government markets

Eric W. Hanson

Chief Financial Officer of Klin Spirits, LLC, a privately held distributor of imported Russian vodka

John P. Harrington (audit committee)

Retired Energy Industry Executive; Assistant Secretary of the Company and the Bank

Arnold S. Lerner

Retired Radio Station Owner; Vice Chairman of the Company and the Bank

Michael T. Putziger

Vice Chairman of WinnCompanies, a private real estate company that develops, acquires and manages multi-family and mixed income properties nationwide and Of Counsel to Murtha Cullina, LLP, a firm which provides legal services to businesses, governmental units, non-profit organizations and individuals

Carol L. Reid (audit committee vice chairman and audit committee financial expert)

Financial Executive; former Vice President, Corporate Controller and Chief Accounting Officer of Avid Technology Inc., a publicly held company specializing in digital media creation tools for film, audio, animation, games and broadcast

Michael A. Spinelli

Founder, Global Tourism Solutions, an international tourism consulting firm for emerging nations; Secretary of the Company and the Bank

Nickolas Stavropoulos (audit committee chairman and audit committee financial expert)

Executive Vice President, U. S. Gas Distribution, National Grid, a publicly held company focused on the delivery of electricity and natural gas

Additional Executive Officers of the Company

Name	Position

Brian H. Bullock	Executive Vice President and Chief Commercial Lending Officer of the Bank

Robert R. Gilman	Executive Vice President, Administration, and Commercial Lender of the Bank

Stephen J. Irish	Executive Vice President and Chief Operating Officer of the Bank

Steven R. Larochelle	Executive Vice President and Chief Banking Officer of the Bank

James A. Marcotte	Executive Vice President, Chief Financial Officer and Treasurer of the Company and the Bank

Chester J. Szablak, Jr.	Executive Vice President and Chief Sales and Marketing Officer of the Bank

Part III

Items 11, 12, 13 and 14.

The information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 5, 2010, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)                                  The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, as amended as of January 13, 2009, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2008.

3.2	Amended and Restated Bylaws of the Company, as amended as of May 1, 2008, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008.

4.1

Renewal Rights Agreement dated as of December 11, 2008 by and between the Company and Computershare Trust Company, N.A., as Rights Agent, including Terms of Series A Junior Participating Preferred Stock, Summary of Rights to Purchase Shares of Series A Junior Participating Preferred Stock, and Form of Rights Certificate attached as Exhibits A, B and C thereto, incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed on December 13, 2008.

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

10.6.4

Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17,2009).

10.6.5

Specimen Incentive Stock Option Agreement  (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.6.6

Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17,2009).

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

10.8

Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-152076), filed on July 2, 2008, appearing under the heading “The Plan.”

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

reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2008.

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

10.20.1

Form of Restricted Stock Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, James A. Marcotte and Robert R. Gilman, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2009.

10.20.2

Form of Nonqualified Stock Option Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of James A. Marcotte and Robert R. Gilman, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2009.

10.21	Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2009.

10.22.1	Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 6, 2009.

10.22.2	Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 6, 2009.

10.22.3	Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 6, 2009.

10.23.1

First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.2

First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.3

First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.24.1

Change in Control/Noncompetition Agreement dated as of December 22, 2008 by and among the Company, the Bank and Brian H. Bullock, incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.24.2

Change in Control/Noncompetition Agreement dated as of December 23, 2008 by and among the Company, the Bank and Chester J. Szablak, incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.24.3

Change in Control/Noncompetition Agreement dated as of March 18, 2009 by and among the Company, the Bank and Steven R. Larochelle, incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

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

ENTERPRISE BANCORP, INC.

Date: March 12, 2010	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 12, 2010
George L. Duncan

/s/ James A. Marcotte	Executive Vice President, Chief	March 12, 2010
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 12, 2010
Michael K. Sullivan

/s/ Kenneth S. Ansin	Director	March 12, 2010
Kenneth S. Ansin

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 12, 2010
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 12, 2010
John R. Clementi

/s/ James F. Conway, III	Director	March 12, 2010
James F. Conway, III

/s/ Carole A. Cowan	Director	March 12, 2010
Carole A. Cowan

	Director	March 12, 2010
Nancy L. Donahue

/s/ Lucy A. Flynn	Director	March 12, 2010
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 12, 2010
Eric W. Hanson

/s/ John P. Harrington	Director	March 12, 2010
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 12, 2010
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 12, 2010
Richard W. Main

/s/ Michael T. Putziger	Director	March 12, 2010
Michael T. Putziger

/s/ Carol L. Reid	Director	March 12, 2010
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 12, 2010
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 12, 2010
Nickolas Stavropoulos