Form 10-Q
period 2010-03-31
ENTERPRISE BANCORP INC /MA/
filed 2010-05-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

May 5, 2010 Common Stock - Par Value $0.01:  9,210,026 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$23,711	$25,851
Short-term investments	61,279	6,759
Total cash and cash equivalents	84,990	32,610

Investment securities	139,870	139,109
Loans, less allowance for loan losses of $18,490 at March 31, 2010, and $18,218 at December 31, 2009, respectively	1,072,721	1,064,612
Premises and equipment	23,168	22,924
Accrued interest receivable	5,558	5,368
Deferred income taxes, net	10,253	10,345
Bank-owned life insurance	13,971	13,835
Prepaid expenses and other assets	9,806	9,466
Core deposit intangible, net of amortization	43	76
Goodwill	5,656	5,656

Total assets	$1,366,036	$1,304,001

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,188,201	$1,144,948
Borrowed funds	45,301	24,876
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	10,080	14,270
Income taxes payable	454	98
Accrued interest payable	726	1,320

Total liabilities	1,255,587	1,196,337

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,210,026 and 9,090,518 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	92	91
Additional paid-in capital	41,099	40,453
Retained earnings	67,017	65,042
Accumulated other comprehensive income	2,241	2,078

Total stockholders’ equity	110,449	107,664

Total liabilities and stockholders’ equity	$1,366,036	$1,304,001

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	2009

Interest and dividend income:
Loans	$14,769	$13,620
Investment securities	1,090	1,583
Short-term investments	6	17
Total interest and dividend income	15,865	15,220

Interest expense:
Deposits	2,331	3,639
Borrowed funds	57	95
Junior subordinated debentures	294	294
Total interest expense	2,682	4,028

Net interest income	13,183	11,192

Provision for loan losses	879	1,102

Net interest income after provision for loan losses	12,304	10,090

Non-interest income:
Investment advisory fees	854	649
Deposit service fees	972	873
Income on bank-owned life insurance	156	155
Other than temporary impairment on investment securities	(1)	(758)
Net gains on sales of investment securities	501	971
Gains on sales of loans	81	122
Other income	528	361
Total non-interest income	3,091	2,373

Non-interest expense:
Salaries and employee benefits	6,446	5,902
Occupancy and equipment expenses	1,307	1,335
Technology and telecommunications expenses	912	756
Audit, legal and other professional fees	267	274
Advertising and public relations expenses	526	546
Deposit insurance premiums	460	373
Supplies and postage expenses	196	202
Investment advisory and custodial expenses	136	103
Other operating expenses	883	834
Total non-interest expense	11,133	10,325

Income before income taxes	4,262	2,138
Provision for income taxes	1,376	620

Net income	$2,886	$1,518

Basic earnings per share	$0.32	$0.19
Diluted earnings per share	$0.32	$0.19
Basic weighted average common shares outstanding	9,124,696	8,059,337
Diluted weighted average common shares outstanding	9,129,024	8,065,636

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2010

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Retained	Comprehensive	Comprehensive	Stockholders’
(Dollars in thousands)	Stock	Capital	Earnings	Income	Income	Equity

Balance at December 31, 2009	$91	$40,453	$65,042		$2,078	$107,664

Comprehensive income
Net income			2,886	2,886		2,886
Other comprehensive income, net				163	163	163
Total comprehensive income				$3,049
Common stock dividend paid ($0.10 per share)			(911)			(911)
Common stock issued		300				300
Stock-based compensation	1	346				347
Balance at March 31, 2010	$92	$41,099	$67,017		$2,241	$110,449

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$2,886	$1,518
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	879	1,102
Depreciation and amortization	917	764
Amortization of intangible assets	33	33
Stock-based compensation expense	196	154
Mortgage loans originated for sale	(7,139)	(15,387)
Proceeds from mortgage loans sold	7,029	15,404
Gains on sales of loans	(81)	(122)
Gains on sales of OREO	(110)	—
Net gains on sales of investment securities	(501)	(971)
Other-than-temporary-impairment on investment securities	1	758
Income on bank-owned life insurance, net of costs	(136)	(136)
Decrease (increase) in:
Accrued interest receivable	(190)	125
Prepaid expenses and other assets	108	529
Increase (decrease) in:
Accrued expenses and other liabilities	4	253
Accrued interest payable	(594)	(540)
Net cash provided by operating activities	3,302	3,484
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,505	38,865
Proceeds from maturities, calls and pay-downs of investment securities	7,832	8,240
Purchase of investment securities	(13,125)	(5,535)
Net increase in loans	(10,117)	(28,629)
Additions to premises and equipment, net	(1,066)	(1,586)
Proceeds from REO sales and payments	982	555
Net cash (used in) provided by investing activities	(13,989)	11,910
Cash flows from financing activities:
Net increase in deposits	43,253	49,694
Net decrease (increase) in borrowed funds	20,425	(17,006)
Cash dividends paid	(911)	(763)
Proceeds from issuance of common stock	300	267
Net cash provided by financing activities	63,067	32,192

Net increase in cash and cash equivalents	52,380	47,586
Cash and cash equivalents at beginning of period	32,610	25,276
Cash and cash equivalents at end of period	$84,990	$72,862

Supplemental financial data:
Cash Paid For: Interest	$3,276	$4,568
Income taxes	1,020	490
Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	2,001	1,236
Transfer from loans to other real estate owned	350	555
Transfer from loans to other assets	970	—

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

The Federal Deposit Insurance Corporation (the “FDIC”) and the Massachusetts Commissioner of Banks (the “Commissioner”) have regulatory authority over the Bank.  The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.  The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board.  The Commissioner also retains supervisory jurisdiction over the Company.

(2)                     Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s December 31, 2009 audited consolidated financial statements and notes thereto contained in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2010.  Interim results are not necessarily indicative of results to be expected for the entire year.

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2009 Annual Report on Form 10-K.

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

(3)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

As discussed in the Company’s 2009 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill and other intangible assets.  Refer to

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

note 1 to the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for significant accounting policies.

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

The following table summarized the components of other comprehensive income (loss) for the three month periods ended March 31, 2010 and 2009.

Disclosure of other comprehensive income (loss):	2010	2009

Gross unrealized holding gains (losses) arising during the period	$755	$(114)
Income tax benefit (expense)	(267)	18
Net unrealized holding gains (losses), net of tax	488	(96)

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(1)	(758)
Income tax benefit	—	258
Reclassification adjustment for impairment realized, net of tax	(1)	(500)

Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains on sales of securities during the period	501	971
Income tax expense	(175)	(339)
Reclassification adjustment for gains realized, net of tax	326	632

Other comprehensive income (loss), net of reclassifications	$163	$(228)

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2010.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(6)                     Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not significantly changed the general terms and conditions of these plans from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $196 thousand and $154 thousand for the three months ended March 31, 2010 and 2009, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $92 thousand and $24 thousand for the three months ended March 31, 2010 and 2009, respectively.

During the first quarter of 2010, the Company granted 77,963 shares of common stock in the form of restricted stock awards comprised of 70,475 shares awarded to employees, vesting over four years, and 7,488 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date. The 2010 awards vest, in each case, in equal portions starting on the first anniversary date of the award.

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

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock that have not vested as of the time of such termination must be forfeited, unless the compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $65 thousand and $79 thousand for the three months ended March 31, 2010 and 2009, respectively.

There were 63,775 and 51,050 stock option awards granted to employees during the three month periods ended March 31, 2010 and 2009, respectively. All of the options granted in 2010 and 2009 generally become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2010 and 2009.

	2010	2009

Options granted	63,775	51,050
Per share weighted average fair value	$4.35	$2.51
Market price on date of grant	$12.51	$8.75
Percentage of market value at grant date	35%	29%
Average assumptions used in the model:
Expected volatility	43%	40%
Expected dividend yield	2.98%	4.54%
Expected life in years	5.5	5.5
Risk-free interest rate	2.66%	2.32%

Refer to note 9 “Stock Based Compensation Plans” in the Company’s 2009 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Director Stock-based Compensation

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $39 thousand and $51 thousand for the three months ended March 31, 2010  and 2009, respectively.  In January 2010, 16,897 shares of common stock were issued to directors in lieu of cash fees related to 2009 annual directors’ stock-based compensation expense of $190 thousand.

(7)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with three of its senior officers.  These salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Service Cost	$41	$41
Interest Cost	46	44
Net periodic benefit cost	$87	$85

Benefits paid amounted to $45 thousand for the three months ended March 31, 2010 and 2009.   The Company anticipates accruing an additional $152 thousand to the plan during the remainder of 2010.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at March 31, 2010 and December 31, 2009 amounted to $14.0 million and $13.8 million, respectively. There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2010	2009
Service Cost	$1	$5
Interest Cost	5	20
Net periodic post retirement benefit cost	$6	$25

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended March 31,
	2010	2009
Basic weighted average common shares outstanding	9,124,696	8,059,337
Dilutive shares	4,328	6,299
Diluted weighted average common shares outstanding	9,129,024	8,065,636

Basic earnings per share	$0.32	$0.19
Effect of dilutive shares	0.00	0.00
Diluted earnings per share	$0.32	$0.19

For the three months ended March 31, 2010, there were an additional 648,055 average stock options outstanding which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(9)                     Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$29,730	$58	$8	$29,780
Federal agency mortgage backed securities (MBS) (1)	37,767	764	28	38,503
Non-agency MBS	3,265	—	100	3,165
Municipal securities	58,258	1,632	54	59,836
Total fixed income securities	129,020	2,454	190	131,284
Equity investments	2,654	1,192	—	3,846
Total available for sale securities, at fair value	131,674	3,646	190	135,130
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Total investment securities	$136,414	$3,646	$190	$139,870

	December 31, 2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency Obligations(1)	$25,653	$45	$67	$25,631
MBS(1)	39,299	606	168	39,737
Non-agency MBS	3,479	—	34	3,445
Municipal securities	59,278	1,466	152	60,592
Total fixed income securities	127,709	2,117	421	129,405
Equity investments	3,459	1,505	—	4,964
Total available for sale securities, at fair value	131,168	3,622	421	134,369
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$135,908	$3,622	$421	$139,109

(1)          Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB).  All agency MBS investments owned by the Company are backed by residential mortgages.

(2)          The Bank is required to purchase FHLB stock in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

See Note 10, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on the fixed income portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income.

As of March 31, 2010, the unrealized losses on the federal agency obligations and federal agency MBS investments were limited to four individual securities, which were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2010, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, additionally, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of March 31, 2010, the Company’s non-agency MBS portfolio consisted of one residential mortgage backed security. The unrealized loss was due to market conditions which resulted generally in lower prices for most non-agency MBSs in relation to government issued and agency securities. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010 due to the AAA rating of the security and the high credit quality of the underlying loans.  In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of March 31, 2010, the unrealized losses on the Company’s municipal securities were related to seven obligations and were attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010 due to the securities being classified as “investment grade” and also because of the lower risk nature of municipal investments. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

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

At March 31, 2010, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 13%) invested in funds or individual common stock of entities in the financial services industry.  At March 31, 2010, after the minor impairment charge discussed below, the Company did not have any investments in its equity portfolio with unrealized losses.

During the three months ended March 31, 2010, the Company recorded fair value impairment charges of $1 thousand, on a certain previously impaired equity investment contained in its equity portfolio.   During the three months ended March 31, 2009, the Company recorded fair value impairment charges of $758 thousand, on certain investments contained in its equity portfolio, to reflect the impact of declines in the equities markets at that time. Management’s decision to record this charge was based primarily on the severity of the declines and the uncertainty of recovery in the short-term for these equities.  The 2009 pretax impairment charges of $758 thousand represented a $501 thousand after tax charge against earnings.   During the three months ended March 31, 2010, the Company sold $1.0 million of previously impaired equity funds and recognized gains of $501 thousand.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to purchase FHLB capital stock at par value in association with the Bank’s  advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions taken by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other than temporary impairment charge on FHLB stock was necessary as of March 31, 2010.

(10)              Fair Value Measurements

FASB defines the fair value to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability. Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	March 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$131,284	$—	$131,284	$—
Equity securities	3,846	3,846	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	8,209	—	—	8,209
Other real estate owned	161	—	—	161

	December 31, 2009	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,405	$—	$129,405	$—
Equity securities	4,964	4,964	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,912	—	—	7,912
Other real estate owned	1,086	—	—	1,086

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes, federal agency obligations, federal agency MBS, non-agency MBS, and municipal securities, as held at those periods.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy” provided in ASC Topic 820.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase Federal Home Loan Bank of Boston (FHLB) stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 9, “Investment Securities” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2010 amounted to $2.2 million, compared to $2.0 million at December 31, 2009, a net increase of $246 thousand.

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

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.    The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year. The estimated fair value of these commitments carried on the balance sheet was $41 thousand and $53 thousand at March 31, 2010 and December 31, 2009, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.   The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At March 31, 2010 and December 31, 2009, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

Estimated Fair Values of Assets and Liabilities

In addition to disclosures regarding the measurement of assets and liabilities carried at fair value on the balance sheet, the Company is also required to disclose fair value information about financial instruments for which it is practicable to estimate that value, whether or not recognized on the balance sheet. In cases where quoted fair values are not available, fair values are based upon estimates using various valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  The following methods and assumptions were used by the Company in estimating fair values of its financial instruments:

The respective carrying values of certain financial instruments approximated their fair value, as they were short-term in nature or payable on demand.  These include cash and due from banks, total short-term investments, accrued interest receivable, repurchase agreements, accrued interest payable and non-certificate deposit accounts.

Investments:  Fair values for investments were based on quoted market prices, where available, as provided by third-party accounting and pricing vendors.  If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology. See the discussion regarding fair value of investment securities above for further information regarding the Company’s fair value measurements of investments.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

The carrying amount of FHLB stock reported approximates fair value.  See the discussion regarding FHLB stock in Note 9, “Investment Securities” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2010 and December 31, 2009 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2010 and December 31, 2009.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2010 and December 31, 2009 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	March 31, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$84,990	$84,990	$32,610	$32,610
Investment securities	139,870	139,870	139,109	139,109
Loans, net	1,072,721	1,069,909	1,064,612	1,058,786
Accrued interest receivable	5,558	5,558	5,368	5,368

Financial liabilities:
Non-interest demand deposits	199,230	199,230	192,515	192,515
Interest bearing checking, savings, money market accounts	711,438	711,438	655,401	655,401
Certificates of deposit (including brokered)	277,533	277,856	297,032	297,431
Borrowed funds	45,301	45,343	24,876	24,927
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	726	726	1,320	1,320

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(11)              Recent Accounting Pronouncements

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities (VIEs) by eliminating exceptions to consolidating qualifying special-purpose entities, changing the approach to determining a VIE’s primary beneficiary, and requiring a company to more frequently reassess whether VIEs must be consolidated. This amended guidance is effective for the Company beginning in fiscal year 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB amended its guidance related to transfers and servicing of financial assets and extinguishments of liabilities to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirement of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The new guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.  The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of this guidance did not have a material impact on the Company’s financial position or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report and the Company’s 2009 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2009 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Management continues to believe that the current banking environment provides many opportunities for community banks like Enterprise Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers that can make decisions based on individualized circumstances.  Enterprise reported strong quarterly financial results and continued to successfully grow deposits and loans, while expanding the branch network and investing in infrastructure, communities and in employees, in order to seize current market opportunities which will position Enterprise for further long-term growth.

Net income amounted to $2.9 million for the three months ended March 31, 2010, compared to $1.5 million for the three months ended March 31, 2009, an increase of 90%.  Diluted earnings per share were $0.32 compared to $0.19 for the same period in 2009, an increase of 68%.  Total deposits, excluding brokered deposits, increased $71.2 million, or 6%, since December 31, 2009, representing an annualized growth rate of 26%.  Since March 31, 2009, total deposits, excluding brokered deposits, have increased $263.2 million, or 28%. Loans have increased by $8.4 million, or 1%, since December 31, 2009 and $114.8 million, or 12%, since March 31, 2009.

Composition of Earnings

The increase in net income for the quarter ended March 31, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expenses.

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

Net interest income for the quarter ended March 31, 2010 amounted to $13.2 million, compared to $11.2 million in the March 2009 quarter, an increase of $2.0 million, or 18%. The increase in net interest income over the comparable prior-year period was due primarily to strong loan growth. Average loan balances increased $126.3 million, or 13%, for the quarter ended March 31, 2010 compared to the first quarter in 2009. Additionally, net interest margin increased to 4.44% for the three months ended March 31, 2010, compared to 4.17% for the quarter ended March 31, 2009. Net interest margin was 4.42% for the fourth quarter of 2009.

The provision for loan losses amounted to $879 thousand for the three months ended March 31, 2010 compared to $1.1 million for the same period in 2009. The provision for loan losses was primarily impacted by the level of loan growth, non-performing loans, and net charge-offs.  Loan growth during the first quarter of 2010 amounted to $8.4 million compared to $27.8 million for the same period in 2009.  For the year-to-date period ended March 31, 2010, the Company recorded net charge-offs of $607 thousand, compared to net charge-offs of $386 thousand for the period ended March 31, 2009.  Annualized net charge-offs for the three months ended March 31, 2010 amounted to 0.23% of average total loans, and non-performing assets to total assets were 1.36% at March 31, 2010.  The levels of charge-offs and non-performing assets, which reflect more normalized levels compared to the historic lows of recent years, are a function of the current economic environment and remain favorable compared to peer levels. The allowance for loan losses to total loans ratio was 1.69% at March 31, 2010, compared to 1.68% at December 31, 2009 and 1.64% at March 31, 2009.

Non-interest income for the three months ended March 31, 2010 amounted to $3.1 million, an increase of $718 thousand, or 30%, compared to the first quarter of 2009. Net gains on security sales and other than temporary impairment charges on certain equity securities, combined, increased $287 thousand compared to the quarter ended March 31, 2009. Investment advisory income increased $205 thousand in the first quarter of 2010 over the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, during the second half of 2009.

Non-interest expense for the three months ended March 31, 2010, amounted to $11.1 million, an increase of $808 thousand, or 8%, compared to the same quarter last year. The increase in non-interest expense was related primarily to the Company’s strategic growth initiatives resulting in increases in compensation-related costs and technology expenses.

Effective tax rates

The effective tax rate for the three months ended March 31, 2010 was 32.3% compared to 29.0% in the 2009 period.  The increase in the effective tax rate was primarily due to the higher level of taxable income as compared to 2009 levels.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered CD’s, FHLB borrowings, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities. Additionally, in the fourth quarter of 2009 the Company raised $8.9 million ($8.8 million, net of costs) through a combined shareholder subscription rights and supplemental community stock offering. These funds have been used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.37 billion at March 31, 2010, an increase of 5% since December 31, 2009. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $8.4 million, or 1%, since December 31, 2009 and amounted to $1.09 billion, or 80% of total assets.  Total commercial loans amounted to $933.3 million, or 85% of gross loans, which was consistent with the level at December 31, 2009.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Although March 31, 2010 non-performing statistics have declined slightly since December 31, 2009, they have increased from the comparable 2009 period, as would be expected during the current economic environment.  Management does not consider the increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at March 31, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $139.9 million at March 31, 2010, or 10% of total assets, and was comparable to the ratio of 11% at December 31, 2009.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate savings accounts and certificates of deposit), customer repurchase agreements, wholesale funding (brokered CDs and FHLB borrowings), and investment portfolio cash flow.

At March 31, 2010, deposits, excluding brokered CDs, amounted to $1.19 billion, representing $71.2 million, or 6%, in growth over December 31, 2009 balances. At March 31, 2010 higher cost money market account balances increased $59.9 million, or 19%, non-brokered CDs increased $8.4 million, or 3%, while commercial savings and low cost deposit balances increased $2.9 million, or 0.5%, compared to balances at December 31, 2009.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds.

Wholesale funding amounted to $43.9 million at March 31, 2010, compared to $51.4 million at December 31, 2009.  At March 31, 2010, there were no outstanding brokered CDs and wholesale funding was comprised solely of FHLB borrowings.  At December 31, 2009, wholesale funding included $27.9 million in brokered CDs and FHLB borrowings amounting to $23.5 million.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition, not withstanding the competition discussed below, as customers seek out local, stable community banks with which to do their banking business.  Management views the Company’s product offerings, its customer service culture, and its focus on the communities we serve, as key elements in positioning Enterprise to take advantage of these market opportunities to grow both deposits and loans.

The Company faces strong competition from multiple sources within its market area.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also operate in the Company’s market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks also allow them to compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions.  Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors and internet based banks.

The Company has built a reputation within its market area based on customer service and community involvement, differentiating itself through its people, who act as trusted advisors to clients, possess strong technical skills, deliver a superior level of customer service, and uphold the Company’s core values, including deep community involvement, which has lead to a strong network with business and community leaders.  The Company seeks to increase deposit share, in both existing and new markets, with continual review of deposit product offerings targeted to customer needs, focused and dynamic marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.   In the past two years, the Company has increased its branch network by three locations, expanding its existing presence in Middlesex and Essex Counties of Massachusetts and in southern New Hampshire.  During this time, the Company has also made significant investments in renovations to its established branches and operations center, and relocated the Salem NH branch to a larger facility in response to strong growth in that market.

Management believes that Enterprise is also well positioned to capitalize on market opportunity and grow both the commercial and residential loan portfolios, by utilizing a disciplined and consistent lending approach, conservative credit review practices, and strong customer service standards which have served to provide quality asset growth over varying economic cycles during the

Company’s twenty-one year history.  The Company has a solid lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology, operating facilities improvement, branch expansion and ongoing updates and renovations of existing branches.  While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

The Company’s ability to achieve its long-term growth and market share objectives, will depend upon the Company’s continued success in differentiating itself from competitors, developing strong relationships with business and community leaders, and providing a full range of diversified financial products and services delivered through consistent, responsive and superior personalized customer service. Management believes that Enterprise is well positioned, both financially and strategically, to capitalize on opportunities created by the current challenging banking landscape.  Management believes the Enterprise business model, strong service and technology cultures, active community involvement, its focus on relationship-banking, experienced banking professionals, in-depth knowledge of our markets and trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term consequences of the nationwide or regional recession, or possible lagging effects, could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen complications, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.

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

Any further changes in government regulation or oversight, including responses to the recent financial crisis, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating and compliance costs.  Changes in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s Transaction Account Guaranty Program have already increased the Company’s ongoing FDIC-related costs, and the FDIC’s ability to impose additional future special assessments to restore its Deposit Insurance Fund could further increase these costs.

Additional significant challenges facing the Company continue to be the effective management of interest rate and credit risk, liquidity management, capital adequacy and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 3, “Quantitative and Qualitative Disclosures About Market Risk” below.

The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the heading “Credit Risk/Asset Quality and the Allowance for Loan Losses.”

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At March 31, 2010, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that

regulatory capital designation.   For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2010, see the section entitled “Capital Resources” contained in this Item 2 below.

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

The Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including: the inability of staff or customers to travel to bank offices and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan are met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors”, included in the Company’s 2009 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A.

Financial Condition

Total assets increased $62.0 million, or 5%, since December 31, 2009, to $1.37 billion at March 31, 2010.  The balance sheet composition and changes since December are discussed below:

Short-term investments

As of March 31, 2010, short-term investments amounted to $61.3 million, or 4% of total assets, an increase of $54.5 million compared to December 31, 2009. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on deposit inflows, investment sales proceeds and the immediate liquidity needs of the Company.

Investments

At March 31, 2010, the investment portfolio was relatively flat compared to December 31, 2009.  The carrying value of the investment portfolio represented 10% of total assets at March 31, 2010 and 11% at December 31, 2009.

The following table summarizes investments at the dates indicated:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Federal agency obligations (1)	$29,780	$25,631	$1,495
Federal agency mortgage backed securities (MBS) (1)	38,503	39,737	41,615
Non-agency MBS	3,165	3,445	4,210
Municipal securities	59,836	60,592	62,437
Total fixed income securities	$131,284	$129,405	$109,757

Equity investments	3,846	4,964	4,444
Total available for sale securities at fair value	$135,130	$134,369	$114,201

Federal Home Loan Bank stock (2)	4,740	4,740	4,740
Total investment securities	$139,870	$139,109	$118,941

(1)          Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB). All agency MBS investments owned by the Company are backed by residential mortgages.

(2)          The Bank is required to purchase FHLB stock in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

During the three months ended March 31, 2010, the Company sold $1.0 million in equity mutual funds, and recognized net gains of $501 thousand.  During the same period, the total principal paydowns, calls and maturities on fixed income securities amounted to $7.8 million.  These portfolio cash inflows were offset by the purchase of $9.4 million in securities, primarily federal agency securities.

Net unrealized gains amounted to $3.5 million at March 31, 2010 compared to $3.2 million at December 31, 2009 and $1.4 million at March 31, 2009.  See Note 9, “Investment Securities” and Note 10, “Fair Value Measurements” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements, the fair value of securities pledged as collateral for these purposes was $27.7 million at March 31, 2010.  Securities designated as qualified collateral for FHLB borrowing capacity amounted to $40.5 million at March 31, 2010.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $58.8 million at March 31, 2010.

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

Total loans increased $8.4 million, or 1%, compared to December 31, 2009, and $114.8 million, or 12%, since March 31, 2009.  Total loans represented 80% of total assets at March 31, 2010 and 83% at December 31, 2009.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $9.0 million, over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$566,053	51.8%	$553,768	51.1%	$488,550	50.0%
Commercial and industrial	270,075	24.7%	263,151	24.3%	242,133	24.8%
Commercial construction	97,209	8.9%	107,467	9.9%	97,205	9.9%
Total commercial loans	933,337	85.4%	924,386	85.3%	827,888	84.7%

Residential mortgages	88,948	8.1%	90,468	8.3%	87,240	8.9%
Residential construction	5,798	0.5%	6,260	0.6%	4,895	0.5%
Home equity	59,969	5.5%	58,732	5.4%	51,994	5.3%
Consumer	3,883	0.4%	3,824	0.4%	3,705	0.4%
Loans held for sale	569	0.1%	378	0.0%	1,701	0.2%
Gross loans	1,092,504	100.0%	1,084,048	100.0%	977,423	100.0%
Deferred fees, net	(1,293)		(1,218)		(989)
Total loans	1,091,211		1,082,830		976,434

Allowance for loan losses	(18,490)		(18,218)		(15,985)
Net loans	$1,072,721		$1,064,612		$960,449

Commercial real estate loans increased $12.3 million, or 2%, as of March 31, 2010, compared to December 31, 2009, and 16% compared to March 31, 2009.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $6.9 million, or 3%, since December 31, 2009, and 12% as compared to March 31, 2009.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial and industrial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables.  Commercial and industrial loans are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased $10.3 million, or 10%, since December 31, 2009, and were relatively flat compared to March 31, 2009. The decrease since December 31, 2010 reflects the limited new construction projects by qualified builders due to the environment in the construction industry over that time frame.   The increase in 2009 occurred primarily during the third quarter as a result of select opportunities in the market place to lend to strong developers.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 15% of the total loan portfolio at both March 31, 2010 and December 31, 2009.  These loans remained relatively flat since December 31, 2009 and increased by $10.8 million, or 7%, since March 31, 2009.  The increases were primarily within the home equity portfolio due to favorable market rates over the period.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the three months ended March 31, 2010, the Company originated $7.1 million in residential loans designated for sale, compared to $15.4 million for the comparable period in the prior year.  The decrease in volume of residential loan production was due to the slightly more favorable market rates in 2009.  Loans sold generated gains on sales of $81 thousand and $122 thousand for the three month periods ended March 31, 2010 and 2009, respectively.

At March 31, 2010, the Company had commercial loan balances participated out to various banks amounting to $34.6 million, compared to $34.7 million at December 31, 2009, and $20.1 million at March 31, 2009.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $32.9 million, $31.5 million and $23.9 million at March 31, 2010, December 31, 2009 and March 31, 2009, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $295.4 million and $301.9 million at March 31, 2010 and December 31, 2009, respectively.

Credit Risk/Asset Quality and the Allowance for Loan Losses

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The provision for loan losses is a significant factor in the Company’s operating results.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless such loan is amended in a troubled debt restructure.

Loans are designated as a troubled debt restructured (or “TDR”) when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  TDR loans are included in the impaired loan category.

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

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet date.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.

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

There were no significant changes in the Company’s underwriting, credit risk management system, or the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The allowance for loan losses to total loans ratio was 1.69% and 1.68% at March 31, 2010 and December 31, 2009 respectively, compared to the March 31, 2009 ratio of 1.64%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2010.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets requiring addition provisions to the allowance for loan losses in the future.

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2010	December 31, 2009	March 31, 2009

Commercial real estate	$10,890	$11,789	$4,945
Commercial and industrial	3,063	2,748	3,320
Commercial construction	3,362	4,662	1,400
Residential	1,067	1,379	975
Home Equity	68	18	293
Consumer	4	8	11
Total non-accrual loans	18,454	20,604	10,944
Overdrafts > 90 days past due	3	5	10
Total non-performing loans	18,457	20,609	10,954
Other real estate owned (“OREO”)	161	1,086	318
Total non-performing assets	$18,618	$21,695	$11,272

Total Loans	$1,091,211	$1,082,830	$976,434
Accruing restructured loans not included above	24,804	20,125	6,294
Delinquent loans 60 — 89 day past due	122	2,104	638

Non-performing loans to total loans	1.69%	1.90%	1.12%
Non-performing assets to total assets	1.36%	1.66%	0.93%
Loans 60-89 days past due to total loans	0.01%	0.19%	0.07%
Adversely classified loans to total loans	2.33%	2.38%	1.77%

Allowance for loan losses	$18,490	$18,218	$15,985
Allowance for loan losses: Non-performing loans	100.18%	88.40%	145.93%
Allowance for loan losses: Total loans	1.69%	1.68%	1.64%

Although non-performing statistics have improved slightly since December 31, 2009, in general, non-performing statistics trended upward since early 2009, which is consistent with the regional economic environment and its impact on the local commercial markets. Management does not consider the March 2010 levels to be significantly different than the levels at December 31, 2009. Management believes that the recent levels of non-performing statistics are reflective of more normalized commercial credit statistics compared to the historically low statistics seen in 2004 through 2007, as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at March 31, 2010 will ultimately be collected.

The $2.2 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to net reductions within the commercial portfolio.  The reduction was primarily due to the net settlement of two relationships (commercial real estate and commercial construction) of approximately $3.4 million, which included a charge-off of $552 thousand.  These reductions were partially offset by non-performing loans added within the commercial real estate and commercial and industrial portfolios.  The majority of non-accrual loans as of March 31, 2010 were also carried as impaired loans during the period, and are discussed further below.

Total impaired loans amounted to $42.2 million and $39.7 million at March 31, 2010 and December 31, 2009, respectively.  Total accruing impaired loans amounted to $24.8 million and $20.2 million at March 31, 2010 and December 31, 2009, respectively, while, non—accrual impaired commercial loans amounted to $17.4 million and $19.5 million at March 31, 2010 and December 31, 2009, respectively.  The increase in total impaired loans was primarily due to two larger commercial relationships added to impaired status during 2010 amounting to $5.5 million at March 31, 2010, comprised of $4.9 million, which remained on accrual status during the period, and $616 thousand which was in non-accrual status.  The additions were partially offset by the non-performing loan settlements discussed above.

In management’s opinion the majority of impaired loan balances at March 31, 2010 were adequately supported by expected future cash flows or the net realizable value of the underlying collateral and management expects that the majority of these principal advances will ultimately be collected.  Based on management’s assessment at March 31, 2010, impaired loans amounting to $31.8 million required no specific reserves and impaired loans totaling $10.4 million required specific reserves of $2.2 million.   At December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2010 and December 31, 2009 were $34.2 million and $28.3 million, respectively.  The increase was due primarily to the addition of the impaired accruing relationship referred to above.  TDR loans on accrual status amounted to $24.8 million and $20.1 million at March 31, 2010 and December 31, 2009, respectively.  Restructured loans included in non-performing loans amounted to $9.4 million and $8.2 million at March 31, 2010 and December 31, 2009, respectively.  The Company continues to work closely with classified relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At March 31, 2010, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $25.5 million, compared to $25.8 million at December 31, 2009. There were no loans classified as “Loss” at March 31, 2010, and there was $13 thousand classified as “Loss” at December 31, 2009 which was subsequently charged off in March 2010.  Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $8.8 million and $7.0 million, at March 31, 2010 and December 31, 2009, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $16.7 million and $18.8 million at March 31, 2010 and December 31, 2009, respectively.  Non-accrual loans which were not adversely classified amounted to $1.8 million at both March 31, 2010 and December 31, 2009 and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The carrying value of OREO at March 31, 2010 was $161 thousand and consisted of one property taken by foreclosure in 2008. The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties.  During the three months ended March 31, 2010, one property was added to OREO through foreclosure, which was subsequently sold during the period and four additional properties that had been held at December 31, 2009 were also sold during the period.  Net gains realized on these sales amounted to $110 thousand for the three months ended March 31, 2010.  There were no gains or losses on OREO sales during the three months ended March 31, 2009.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2010	2009

Balance at beginning of year	$18,218	$15,269

Charged-off loans:
Commercial real estate	(552)	(254)
Commercial and industrial	(53)	(101)
Commercial construction	—	—
Residential	(1)	(12)
Home equity	—	—
Consumer	(19)	(41)
Total Charged off	(625)	(408)

Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	11	13
Commercial construction	—	—
Residential	—	—
Home equity	—	7
Consumer	7	2
Total recoveries	18	22

Net loans charged-off	(607)	(386)

Provision charged to operations	879	1,102
Balance at March 31,	$18,490	$15,985

Annualized net loans charged-off: Average loans outstanding	0.23%	0.16%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s 2009 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  As a result of nationwide bank failures in 2008 and 2009, the FDIC took several actions in order to restore the DIF reserves, which included increases in insurance premium assessments and special surcharges for all insured institutions.  The FDIC also required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  If the prepaid assessment is exhausted prior to the fourth quarter of 2012, due to deposit growth or other unanticipated factors, institutions would be required to make additional quarterly payments to cover actual assessments.  Any prepaid assessment not exhausted will be returned to the institution. At March 31, 2010, the Company carried the remaining balance of its prepaid assessment totaling approximately $5.4 million as a prepaid asset on its balance sheet.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate or payment schedules.

Deposits

Total deposits increased $43.3 million, or 4%, compared to December 31, 2009, and increased $190.6 million, or 19%, since March 31, 2009.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$199,230	16.8%	$192,515	16.8%	$169,362	17.0%
Interest bearing checking	176,586	14.8%	185,693	16.2%	177,631	17.8%
Total checking	375,816	31.6%	378,208	33.0%	346,993	34.8%

Retail savings/money markets	230,603	19.4%	203,544	17.8%	157,416	15.8%
Commercial savings/money markets	304,249	25.6%	266,164	23.3%	166,288	16.6%
Total savings/money markets	534,852	45.0%	469,708	41.1%	323,704	32.4%

Certificates of deposit	277,533	23.4%	269,120	23.5%	254,258	25.5%

Total non-brokered deposits	1,188,201	100.0%	1,117,036	97.6%	924,955	92.7%

Brokered certificates of deposit	—	—%	27,912	2.4%	72,642	7.3%

Total deposits	$1,188,201	100.0%	$1,144,948	100.0%	$997,597	100.00%

Excluding brokered CDs, deposit balances increased $71.2 million, or 6%, since December 31, 2009.  Balance increases were primarily in money market accounts.  Money market accounts increased $59.9 million, or 19%, since December 31, 2009.

At March 31, 2010, brokered CDs decreased by $27.9 million since December 31, 2009.  Management utilizes both brokered CDs and FHLB borrowings (as discussed below) as alternative wholesale funding sources for continued loan growth.  The decline in brokered CD’s was due primarily to the strong deposit growth during the period.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, increased $20.4 million, or 82%, since December 31, 2009, but decreased $58.9 million, or 57%, since March 31, 2009.  FHLB advances continue to be a cost effective funding source to support the Company’s loan growth.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	March 31, 2010		December 31, 2009		March 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,416	3.1%	$1,416	5.7%	$1,412	1.4%
FHLB borrowings	43,885	96.9%	23,460	94.3%	102,832	98.6%
Total borrowed funds	$45,301	100.0%	$24,876	100.0%	$104,244	100.0%

At March 31, 2010, the Bank had the capacity to borrow additional funds from the FHLB of up to $155.8 million and capacity to borrow from the FRB of $55.7 million.

Assets under management

Investment assets under management amounted to $448.2 million at March 31, 2010 compared to $433.0 million at December 31, 2009, an increase of 4%.  The increase is attributable primarily to asset growth, both from new business and market value appreciation, during the second half of 2009.

Total assets under management amounted to $1.87 billion at March 31, 2010 and $1.79 billion at December 31, 2009.

Accounting Policies/Critical Accounting Estimates

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2009  Annual Report on Form 10-K. In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.

As discussed in the Company’s 2009 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill and other intangible assets.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for significant accounting policies.

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

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, brokered CDs, repurchase agreements, FHLB borrowings, junior subordinated debentures, proceeds from stock offerings and earnings.

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

Under the Temporary Liquidity Guarantee Program (the “TLGP”) that concluded on October 31, 2009, certain newly issued senior unsecured debt of banks, thrifts and certain holding companies could be issued with the protection of an FDIC guarantee for a fee paid by the issuer. In October 2009, the FDIC, established a limited six month emergency guarantee program under which those institutions can seek approval from the FDIC to issue FDIC guaranteed debt (issued between October 31, 2009 through April 30, 2010), with a minimum fee of 300 basis points. As of March 31, 2010, the Company had not issued, and does not anticipate issuing, any debt guaranteed under the TLGP.

Capital Resources

As of March 31, 2010, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

Although the Company believes its current capital is adequate to support ongoing operations, on September 10, 2009, the Company filed a shelf registration of rights and common stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $25 million in capital, in order to increase capital to ensure the Company is positioned to take advantage of growth and market share opportunities.   In the fourth quarter of 2009, the Company successfully completed a combined shareholder subscription rights offering and supplemental community offering under the shelf registration, raising $8.9 million in new capital ($8.8 million net of offering expenses). The Company contributed the net proceeds from the combined offerings to the Bank.

The Company’s actual capital amounts and ratios are presented as of March 31, 2010 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$127,647	11.18%	$91,326	8.00%	$114,128	10.00%

Tier 1 Capital (to risk weighted assets)	$112,789	9.88%	$45,663	4.00%	$68,495	6.00%

Tier 1 Capital (to average assets)	$112,789	8.66%	$52,074	4.00%	$65,092	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $300 thousand of the $911 thousand cash dividend paid through March 31, 2010, into 24,648 shares of the Company’s common stock.

As previously announced on April 20, 2010, the Company declared a quarterly dividend of $0.10 per share to be paid on June 1, 2010, to shareholders of record as of May 11, 2010, compared to a quarterly dividend of $0.095 per share paid in June 2009. The quarterly dividend represents a 5.3% increase over the 2009 dividend rate.

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Unless otherwise indicated, the reported results are for the three months ended March 31, 2010 with the “comparable period”, “prior year” and “prior period” being the three months ended March 31, 2009. Average yields are presented on a tax equivalent basis.

The Company reported first quarter 2010 net income of $2.9 million compared to $1.5 million for the same period in 2009, an increase of 90%.  Diluted earnings per common share were $0.32 for the three months ended March 31, 2010 compared to $0.19 for the comparable 2009 period, an increase of 68%.

The increase in net income for the quarter ended March 31, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income and a decrease in the provision for loan losses, partially offset by increases in non-interest expenses.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.44% for the three months ended March 31, 2010, compared to 4.17% in the comparable 2009 period. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields in the latter half of 2009.  The cost of funding declined by 59 basis points compared to the three months ended March 31, 2009, while interest earning asset yields declined 31 basis points over the same period.  The margin for the first quarter of 2010 was relatively flat compared to the fourth quarter of 2009.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$1,149	$1,790	$(542)	$(99)
Investments (1)	(504)	(142)	(413)	51
Total interest earnings assets	645	1,648	(955)	(48)

Interest Expense
Int chkg, savings and money market	(162)	573	(511)	(224)

Certificates of deposit	(767)	144	(846)	(65)
Brokered certificates of deposit	(379)	(357)	(222)	200
Total Certificates of Deposit	(1,146)	(213)	(1,068)	135

Borrowed funds	(38)	(55)	47	(30)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(1,346)	305	(1,532)	(119)

Change in net interest income	$1,991	$1,343	$577	$71

(1)   Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2010 and 2009.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,085,394	$14,769	5.55%	$959,059	$13,620	5.78%
Investments (3)	149,936	1,096	3.68%	162,031	1,600	4.70%
Total interest earnings assets	1,235,330	15,865	5.32%	1,121,090	15,220	5.63%

Other assets	76,373			70,462

Total assets	$1,311,703			$1,191,552

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$664,445	1,135	0.69%	$460,554	1,297	1.14%
Certificates of deposit	275,185	1,179	1.74%	256,150	1,946	3.08%
Brokered Certificates of deposit	8,587	17	0.80%	87,637	396	1.83%
Borrowed funds	45,747	57	0.50%	115,600	95	0.33%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,004,789	2,682	1.08%	930,766	4,028	1.75%

Net interest rate spread			4.24%			3.88%

Demand deposits	186,597	—		158,460	—
Total deposits, borrowed funds and debentures	1,191,386	2,682	0.91%	1,089,226	4,028	1.50%

Other liabilities	11,187			10,034
Total liabilities	1,202,573			1,099,260

Stockholders’ equity	109,130			92,292

Total liabilities and stockholders’ equity	$1,311,703			$1,191,552

Net interest income		$13,183			$11,192

Net interest margin (tax equivalent)			4.44%			4.17%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $374 thousand and $376 thousand for the periods ended March 31, 2010 and March 31, 2009 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Net Interest Income

The Company’s net interest income for the quarter ended March 31, 2010 amounted to $13.2 million, compared to $11.2 million in the March 2009 quarter, an increase of $2.0 million, or 18%. The increase in net interest income over the comparable prior-year period was due primarily to strong loan growth and the net interest margin increase noted above.

Interest Income

For the first quarter of 2010, total interest income amounted to $15.9 million, an increase of $645 thousand, or 4%, compared to the prior period.  The increase resulted primarily from an increase of $114.2 million, or 10%, in the average balance of interest earning assets, partially offset by a 31 basis point decline in the yield on interest earning assets.

Interest income on loans, which accounts for the majority of interest income, amounted to $14.8 million for the quarter ended March 31, 2010, an increase of $1.1 million, or 8%, over the comparable period, due primarily to loan growth.  The average loan balances increased $126.3 million, or 13%, compared to the prior period, while the average yield on loans declined 23 basis points compared to the prior period and amounted to 5.55% for the three months ended March 31, 2010.

Total investment income, which represents the remainder of interest income, amounted to $1.1 million for the three months ended March 31, 2010, a decrease of $504 thousand, or 32%, compared to the prior period. The decrease resulted from the impact of a 102 basis point decrease in the average yield on investment securities and to a lesser extent the $12.1 million, or 7%, decrease in average balances of investments over the comparable period.

Interest Expense

For the three months ended March 31, 2010, total interest expense amounted to $2.7 million, a decrease of $1.3 million, or 33%, compared to the prior period.  The decrease resulted primarily from a 59 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period. This decrease was partially offset by the expense associated with the $102.2 million, or 9%, increase in the average balance of these funding sources (primarily money market account balances). There were several contributing factors that resulted in deposit growth over the prior year including: expansion and sales efforts; consumers seeking competitive secure products as alternative investment options; and commercial customers transitioning from our off-balance sheet sweep product to our on-balance sheet sweep account. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.1 million for the quarter ended March 31, 2010, a decrease of $162 thousand, or 12%, over the same quarter in the prior period. The average cost of these accounts decreased 45 basis points to 0.69%, while the average balances increased $203.9 million, or 44% over the prior period.  Average balance increases were noted primarily in our money market accounts, including our commercial sweep product.

Interest expense on total CDs (brokered and non-brokered) decreased $1.1 million, or 49%, compared to the prior period and amounted to $1.2 million for the three months ended March 31, 2010.

•      Non-Brokered CDs:

For the first quarter of 2010, interest expense on non-brokered CDs amounted to $1.2 million, a decrease of $767 thousand, or 39%, over the comparable period.  The average cost of non-brokered CDs decreased 134 basis points, to 1.74%, for the three months ended March 31, 2010, while average balances increased $19.0 million, or 7%, compared to the prior period.

•      Brokered CDs:

Interest expense on brokered CDs amounted to $17 thousand, a decrease of $379 thousand, or 96%, over the comparable period. The decrease resulted from both lower balances and declines in rates. The average cost of brokered CDs decreased 103 basis points, to 0.80%, for the three months ended March 31, 2010 and the average balances decreased by $79.1 million compared to the 2009 period, as deposit balances have increased as noted above.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $57 thousand for the first quarter of 2010, a decrease of $38 thousand, or 40%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $69.9 million compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended March 31, 2010 and March 31, 2009.

The average balance of non-interest bearing demand deposits, for the three months ended March 31, 2010, increased $28.1 million or 18% as compared to the same period in 2009. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 16% of total average deposit balances for both the three months ended March 31, 2010 and 2009, respectively.

Provision for Loan Loss

The provision for loan losses decreased $223 thousand compared to the same period last year and amounted to $879 thousand for the three months ended March 31, 2010. The provision for loan losses was primarily impacted by the level of loan growth, non-performing loans, and net charge-offs.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The provision for loan losses is a significant factor in the Company’s operating results.

For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition — Credit Risk/Asset Quality and the Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 Annual Report on Form 10-K.

Non-Interest Income

Non-interest income for the three months ended March 31, 2010 amounted to $3.1 million, an increase of $718 thousand, or 30%, as compared to the three months ended March 31, 2009.  The significant changes are discussed below.

Net gains on security sales and other than temporary impairment charges on certain equity securities, combined, increased $287 thousand, or 135%, in the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009.  Net gains on security sales were $501 thousand in the first quarter of 2010 resulting from the sales of $1 million in equity securities, compared to $971 thousand from the sale of $37.9 million in investment securities in 2009.  The OTTI charge on a certain previously impaired equity investment was $1 thousand in the first quarter of 2010 compared to $758 thousand in the comparable period in 2009.

Investment advisory income increased $205 thousand, or 32%, in the first quarter of 2010 over the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, during the second half of 2009.

Deposit service fees increased $99 thousand, or 11%, in the three months ended March 31, 2010 as compared to the same period last year primarily in business checking and overdraft fees.

Net gains on sales of OREO increased $110 thousand in the first quarter of 2010 over the first quarter of 2009 due to the sales of five properties during the quarter.  There were no sales of OREO during the first quarter of 2009.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2010 amounted to $11.1 million, an increase of $808 thousand, or 8%, compared to the same period in 2009. The significant changes are discussed below.

Salaries and employee benefits increased $544 thousand, or 9%. The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period, and increased expenses for performance-based incentive compensation.

Technology and telecommunications expense for the three months ended March 31, 2010  increased $156 thousand, or 21%, over the same period last year primarily due to growth and expansion costs to support the Company’s strategic initiatives, including the build out of a back-up data center.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

For the three months ended March 31, 2010, deposit insurance premiums increased $87 thousand, or 23%, due to changes in assessment charges and deposit growth.  Refer to item (m) “FDIC Deposit Insurance Assessment” contained in Note 1 “Summary of Significant Accounting Policies”, to the Company’s consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K for further discussion of the FDIC assessment changes.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 and 2009 was $1.4 million and $620 thousand, respectively. The effective tax rate for the three months ended March 31, 2010 and 2009 was 32.3% and 29.0%, respectively.  The increase in the effective tax rate was primarily due to the higher level of taxable earnings in the current period.

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

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the prime rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the prime rate. The Company continued to experience the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.

Given the length of the current low rate environment the Company’s net interest margin (“margin”) improved during the latter half of 2009 as cost of funds declined at a faster rate than asset yields.  The margin for the first quarter of 2010 was relatively flat compared to the fourth quarter of 2009.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  At March 31, 2010, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2010) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party, other than ordinary routine litigation incidental to the business of the Company.   Management does not believe resolution of any present litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2010.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2010.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 - Removed and Reserved

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

Exhibit No. and Description
3.2	Amended and Restated By-laws of the Company, as adopted by the Company’s Board of Directors on March 15, 2010
10.1	Description of Directors’ Compensation Arrangements (as amended and effective as of March 29, 2010)
10.2	Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under the Enterprise Bancorp, Inc. 2009 Stock Incentive Agreement
31.1	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: May 10, 2010	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)