Form 10-Q
period 2010-06-30
ENTERPRISE BANCORP INC /MA/
filed 2010-08-09
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

August 2, 2010 Common Stock - Par Value $0.01:  9,237,765 shares outstanding

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$30,504	$25,851
Short-term investments	40,050	6,759
Total cash and cash equivalents	70,554	32,610

Investment securities	137,748	139,109
Loans, less allowance for loan losses of $19,282 at June 30, 2010 and $18,218 at December 31, 2009, respectively	1,096,978	1,064,612
Premises and equipment	24,360	22,924
Accrued interest receivable	5,432	5,368
Deferred income taxes, net	10,211	10,345
Bank-owned life insurance	14,114	13,835
Prepaid income taxes	1,041	—
Prepaid expenses and other assets	7,922	9,466
Core deposit intangible, net of amortization	10	76
Goodwill	5,656	5,656

Total assets	$1,374,026	$1,304,001

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,215,161	$1,144,948
Borrowed funds	25,372	24,876
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	9,003	14,270
Income taxes payable	—	98
Accrued interest payable	1,011	1,320

Total liabilities	1,261,372	1,196,337

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,237,765 and 9,090,518 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	92	91
Additional paid-in capital	41,608	40,453
Retained earnings	68,699	65,042
Accumulated other comprehensive income	2,255	2,078

Total stockholders’ equity	112,654	107,664

Total liabilities and stockholders’ equity	$1,374,026	$1,304,001

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest and dividend income:
Loans	$15,354	$14,095	$30,123	$27,715
Investment securities	1,057	1,121	2,147	2,704
Short-term investments	14	56	20	73
Total interest and dividend income	16,425	15,272	32,290	30,492

Interest expense:
Deposits	2,224	3,294	4,555	6,933
Borrowed funds	50	67	107	162
Junior subordinated debentures	295	295	589	589
Total interest expense	2,569	3,656	5,251	7,684

Net interest income	13,856	11,616	27,039	22,808

Provision for loan losses	1,033	864	1,912	1,966

Net interest income after provision for loan losses	12,823	10,752	25,127	20,842

Non-interest income:
Investment advisory fees	879	697	1,733	1,346
Deposit service fees	1,034	905	2,006	1,778
Income on bank-owned life insurance	166	156	322	311
Other than temporary impairment on investment securities	(7)	(16)	(8)	(774)
Net gains on sales of investment securities	276	—	777	971
Gains on sales of loans	103	256	184	378
Other income	406	357	934	718
Total non-interest income	2,857	2,355	5,948	4,728

Non-interest expense:
Salaries and employee benefits	6,676	6,179	13,122	12,081
Occupancy and equipment expenses	1,332	1,325	2,639	2,660
Technology and telecommunications expenses	1,010	751	1,922	1,507
Advertising and public relations expenses	755	446	1,281	992
Deposit insurance premiums	449	954	909	1,327
Audit, legal and other professional fees	328	351	595	625
Supplies and postage expenses	201	198	397	400
Investment advisory and custodial expenses	110	116	246	219
Other operating expenses	911	910	1,794	1,744
Total non-interest expense	11,772	11,230	22,905	21,555

Income before income taxes	3,908	1,877	8,170	4,015
Provision for income taxes	1,305	503	2,681	1,123

Net income	$2,603	$1,374	$5,489	$2,892

Basic earnings per share	$0.28	$0.17	$0.60	$0.36
Diluted earnings per share	$0.28	$0.17	$0.60	$0.36
Basic weighted average common shares outstanding	9,219,171	8,181,721	9,172,194	8,120,867
Diluted weighted average common shares outstanding	9,223,965	8,195,116	9,176,734	8,133,032

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2010

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$91	$40,453	$65,042		$2,078	$107,664

Comprehensive income
Net income			5,489	$5,489		5,489
Other comprehensive income, net				177	177	177
Total comprehensive income				$5,666
Common stock dividend paid ($0.20 per share)			(1,832)			(1,832)
Common stock issued		793				793
Stock-based compensation	1	362				363
Balance at June 30, 2010	$92	$41,608	$68,699		$2,255	$112,654

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

		Six months ended June 30,
	(Dollars in thousands)	2010	2009
	Cash flows from operating activities:
	Net income	$5,489	$2,892
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,912	1,966
	Depreciation and amortization	1,883	1,560
	Amortization of intangible assets	66	66
	Stock-based compensation expense	441	369
	Mortgage loans originated for sale	(16,226)	(38,678)
	Proceeds from mortgage loans sold	15,082	37,899
	Gains on sales of loans	(184)	(378)
	Gains on sales of OREO	(120)	—
	Net gains on sales of investment securities	(777)	(971)
	Other-than-temporary-impairment on investment securities	8	774
	Income on bank-owned life insurance, net of costs	(279)	(271)
	Decrease (increase) in:
	Accrued interest receivable	(64)	203
	Prepaid expenses and other assets	(583)	1,213
	Deferred income taxes	—	(763)
	Increase (decrease) in:
	Accrued expenses and other liabilities	435	786
	Accrued interest payable	(309)	(136)
	Net cash provided by operating activities	6,774	6,531
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	5,330	39,505
	Proceeds from maturities, calls and pay-downs of investment securities	16,952	22,659
	Purchase of investment securities	(25,724)	(26,069)
	Net increase in loans	(33,300)	(70,750)
	Additions to premises and equipment, net	(3,124)	(2,792)
	Proceeds from OREO sales and payments	1,556	632
	Purchase of OREO	—	(340)
	Net cash used in investing activities	(38,310)	(37,155)
	Cash flows from financing activities:
	Net increase in deposits	70,213	137,287
	Net decrease (increase) in borrowed funds	496	(76,504)
	Cash dividends paid	(1,832)	(1,540)
	Proceeds from issuance of common stock	603	537
	Proceeds from the exercise of common stock options	—	220
	Tax benefit from the exercise of common stock options	—	13
	Net cash provided by financing activities	69,480	60,013

	Net increase in cash and cash equivalents	37,944	29,389
	Cash and cash equivalents at beginning of period	32,610	25,276
	Cash and cash equivalents at end of period	$70,554	$54,665

	Supplemental financial data:
Cash Paid For:	Interest	$5,560	$7,820
	Income taxes	3,834	2,408
	Supplemental schedule of non-cash investing activity:
	Purchase of investment securities not yet settled	—	3,714
	Transfer from loans to other real estate owned	350	600

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

Certain amounts in the previous year’s financial statements have been reclassified to conform to the current year’s presentation, particularly under the subtitle “Non-interest expense” on the Consolidated Statements of Income, where changes were made, primarily to identify technology and telecommunications expense separately, in order to provide a more useful presentation.

(3)                     Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

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

The following table summarized the components of other comprehensive income for the six month periods ended June 30, 2010 and 2009.

(Dollars in thousands)	2010	2009

Gross unrealized holding gains on investments arising during the period	$1,094	$485
Income tax expense	(416)	(209)
Net unrealized holding gains, net of tax	678	276

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(8)	(774)
Income tax benefit	3	263
Reclassification adjustment for impairment realized, net of tax	(5)	(511)

Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains on sales of securities during the period	777	971
Income tax expense	(271)	(339)
Reclassification adjustment for gains realized, net of tax	506	632

Other comprehensive income, net of reclassifications	$177	$155

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2010.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(6)                     Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $245 thousand and $441 thousand for the three and six months ended June 30, 2010, respectively, compared to $215 thousand and $369 thousand for the three and six months ended June 30, 2009, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $146 thousand and $238 thousand for the three and six months ended June 30, 2010, respectively, compared to $80 thousand and $104 thousand for the three and six months ended June 30, 2009, respectively.

There were no restricted stock awards granted during the three month periods ended June 30, 2010 or 2009.

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

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $60 thousand and $125 thousand for the three and six months ended June 30, 2010, respectively, compared to $80 thousand and $159 thousand for the three and six months ended June 30, 2009, respectively.  There were no stock option awards granted to employees during the three month periods ended June 30, 2010 or 2009.

There were 63,775 and 51,050 stock option awards granted to employees during the first quarters of 2010 and 2009, respectively. All of the options granted in 2010 and 2009 generally become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

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

	2010	2009

Options granted	63,775	51,050
Average assumptions used in the model:
Expected volatility	43%	40%
Expected dividend yield	2.98%	4.54%
Expected life in years	5.5	5.5
Risk-free interest rate	2.66%	2.32%
Market price on date of grant	$12.51	$8.75
Per share weighted average fair value	$4.35	$2.51
Percentage of market value at grant date	35%	29%

Refer to note 9 “Stock Based Compensation Plans” in the Company’s 2009 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock in Lieu of Directors’ Fees

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committee meetings amounted to $39 thousand and $78 thousand for the three and six months ended June 30, 2010, respectively compared to $55 thousand and $106 thousand for the three and six months ended June 30, 2009, respectively.  In January 2010, 16,897 shares of common stock were issued to directors in lieu of cash fees related to 2009 annual directors’ stock-based compensation expense of $190 thousand.

(7)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan

The Company has salary continuation agreements with three of its senior officers.  These salary continuation agreements (SERPs) provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.   Each officer has attained their individually defined retirement age and all participants are fully vested under the plan.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service Cost	$14	$41	$55	$82
Interest Cost	46	45	92	89
Net periodic benefit cost	$60	$86	$147	$171

Benefits paid amounted to $69 thousand for the three months and $114 thousand for the six months ended June 30, 2010, compared to $30 thousand and $75 thousand for the three and six months ended June 30, 2009, respectively.   The Company anticipates accruing an additional $93 thousand to the plan during the remainder of 2010.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at June 30, 2010 and December 31, 2009 amounted to $14.1 million and $13.8 million, respectively. There are no associated surrender charges under the outstanding policies.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Service Cost	$—	$5	$1	$10
Interest Cost	7	21	12	41
Net periodic post retirement benefit cost	$7	$26	$13	$51

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	9,219,171	8,181,721	9,172,194	8,120,867
Dilutive shares	4,794	13,395	4,540	12,165
Diluted weighted average common shares outstanding	9,223,965	8,195,116	9,176,734	8,133,032

Basic earnings per share	$0.28	$0.17	$0.60	$0.36
Effect of dilutive shares	—	—	—	—
Diluted earnings per share	$0.28	$0.17	$0.60	$0.36

For the six months ended June 30, 2010, there was an additional 674,106 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

(9)                     Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$35,606	$148	$—	$35,754
Federal agency mortgage backed securities (MBS) (1)	36,393	1,280	2	37,671
Non-agency MBS	3,003	—	10	2,993
Municipal securities	51,783	1,584	40	53,327
Total fixed income securities	126,785	3,012	52	129,745
Equity investments	2,697	657	91	3,263
Total available for sale securities, at fair value	129,482	3,669	143	133,008
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Total investment securities	$134,222	$3,669	$143	$137,748

	December 31, 2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency Obligations(1)	$25,653	$45	$67	$25,631
MBS(1)	39,299	606	168	39,737
Non-agency MBS	3,479	—	34	3,445
Municipal securities	59,278	1,466	152	60,592
Total fixed income securities	127,709	2,117	421	129,405
Equity investments	3,459	1,505	—	4,964
Total available for sale securities, at fair value	131,168	3,622	421	134,369
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$135,908	$3,622	$421	$139,109

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

As of June 30, 2010, the $2 thousand of unrealized loss on the federal agency obligations and federal agency MBS investments was limited to one individual security, and was attributed to market volatility. The contractual cash flows of this investment is guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, additionally, the Company does not intend to, and it is more likely than not that it will not be required to, sell this investment prior to a market price recovery or maturity.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

As of June 30, 2010, the Company’s non-agency MBS portfolio consisted of one residential mortgage backed security. The $10 thousand of unrealized loss was due to market conditions which resulted generally in lower prices for most non-agency MBSs in relation to government issued and agency securities. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010 due to the AAA rating of the security and the high credit quality of the underlying loans.  In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell this investment prior to a market price recovery or maturity.

As of June 30, 2010, the $40 thousand of unrealized losses on the Company’s municipal securities were related to six obligations and were attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

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

At June 30, 2010, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 15%) invested in funds or individual common stock of entities in the financial services industry.  At June 30, 2010, after the minor impairment charge discussed below, the Company had six individual equity mutual funds having combined unrealized losses of $91 thousand which were short term in nature. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities. Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at June 30, 2010.

During the six months ended June 30, 2010, the Company recorded fair value impairment charges of $8 thousand, on a certain previously impaired equity investment contained in its equity portfolio.   During the six months ended June 30, 2009, the Company recorded fair value impairment charges of $774 thousand, on certain investments contained in its equity portfolio, to reflect the impact of declines in the equities markets at that time. Management’s decision to record these charges was based primarily on the severity of the declines and the uncertainty of recovery in the short-term for these equities.  During the six months ended June 30, 2010, the Company sold $1.6 million of previously impaired equity funds and recognized book gains of $752 thousand.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to purchase FHLB capital stock at par value in association with the Bank’s advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.  Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions taken by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other-than-temporary impairment charge on FHLB stock was necessary as of June 30, 2010.

(10)              Fair Value Measurements

The Financial Accounting Standard Board (“FASB”) defines the fair value to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

for the asset or liability. Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	June 30, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,745	$—	$129,745	$—
Equity securities	3,263	3,263	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	10,219	—	—	10,219

	December 31, 2009	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,405	$—	$129,405	$—
Equity securities	4,964	4,964	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,912	—	—	7,912
Other real estate owned	1,086	—	—	1,086

During the six months ended June 30, 2010 the Company did not have cause to transfer any assets between the fair value measurement levels.

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

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 9, “Investment Securities” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at June 30, 2010 amounted to $2.7 million compared to $2.0 million at December 31, 2009, a net increase of $754 thousand.

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The Company did not have any OREO property at June 30, 2010. The carrying value of OREO at December 31, 2009 consisted of five properties that sold during the six months ended June 30, 2010.  Also during the six months ended June 30, 2010, one property was added to OREO through foreclosure, which was subsequently sold during that period.  Net gains realized on these sales amounted to $120 thousand for the six months ended June 30, 2010.  There were no gains or losses on OREO sales during the six months ended June 30, 2009.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.    The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $5 thousand and $53 thousand at June 30, 2010 and December 31, 2009, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At June 30, 2010 and December 31, 2009, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2010 and December 31, 2009 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2010 and December 31, 2009.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2010 and December 31, 2009 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$70,554	$70,554	$32,610	$32,610
Investment securities	137,748	137,748	139,109	139,109
Loans, net	1,096,978	1,106,696	1,064,612	1,058,786
Accrued interest receivable	5,432	5,432	5,368	5,368

Financial liabilities:
Non-interest demand deposits	220,478	220,478	192,515	192,515
Interest bearing checking, savings, money market accounts (1)	727,644	727,644	655,401	655,401
Certificates of deposit (1)	267,039	267,530	297,032	297,431
Borrowed funds	25,372	25,455	24,876	24,927
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	1,011	1,011	1,320	1,320

(1)-Includes brokered deposit balances

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

In June 2009, the FASB amended its guidance related to transfers and servicing of financial assets and extinguishments of liabilities to address certain practices that have developed that the FASB determined are not consistent with the original intent and

ENTERPRISE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

key requirements of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The new guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of this guidance did not have a material impact on the Company’s financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is intended to provide financial statement users with additional information about the nature of credit risks and how that risk is analyzed and assessed when determining the allowance for credit losses, as well as the reasons for changes in the allowance for credit losses.  This Statement will require public companies to make numerous additional disclosures about the allowance for credit losses on a more detailed portfolio segment basis instead of on an aggregate basis.  The additional disclosure requirements are required for public entities for all interim and annual reporting periods ending on or after December 15, 2010. As this ASU only amends the disclosures and not the underlying accounting treatment, adoption will have no impact on the Company’s financial statements.

ENTERPRISE BANCORP, INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in this report and the Company’s 2009 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations, including without limitation the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the additional regulations that will be forthcoming as a result thereof, could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2009 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Management believes that the current banking environment continues to provide many opportunities for community banks like Enterprise Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers.  Enterprise reported strong financial results and continued to successfully grow deposits and loans, while at the same time expanding the branch network and investing in infrastructure, communities and employees, in order to seize current market opportunities and position Enterprise for continued long-term growth.

Net income amounted to $2.6 million for the quarter ended June 30, 2010, compared to $1.4 million for the quarter ended June 30, 2009, an increase of 89%.  Net income for the six months ended June 30, 2010 amounted to $5.5 million compared to $2.9 million for the comparable 2009 period, an increase of 90%.  Diluted earnings per share were $0.28 and $0.60 for the three and six months ended June 30, 2010 compared to $0.17 and $0.36 for each of the same periods in 2009, increases of 65% and 67% respectively.

Total deposits, excluding brokered deposits, increased 9%, since December 31, 2009, representing an annualized growth rate of 17%.  Compared to June 30, 2009, total deposits excluding brokered deposits, have increased 18%. Loans have increased by 3% since December 31, 2009 and 9% since June 30, 2009.  In early June, the company opened a newly constructed full-service branch in Derry, New Hampshire, and recently announced plans for a new office in Hudson, NH, which is anticipated to open by the end of the year. Hudson will be the Company’s third Southern New Hampshire location.

Composition of Earnings

The increases in net income for the quarter and year-to-date periods ended June 30, 2010, when compared to the same periods in 2009, were primarily attributed to growth in loans, deposits and investment assets under management during the past twelve months, increased net interest income spreads, and increased gains on securities in the current quarter.  Results for the 2009 periods were also negatively impacted by the FDIC special assessment and impairment charges on investment securities.

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

Net interest income for the quarter ended June 30, 2010 amounted to $13.9 million, an increase of $2.2 million, or 19%, compared to the June 2009 quarter.  Net interest income increased $4.2 million, or 19%, for the six month period ended June 30, 2010, and amounted to $27.0 million, compared to $22.8 million for the six months ended June 30, 2009.  The increase in net interest income over the comparable 2009 quarter and year-to-date periods was due primarily to loan growth. For the three months ended June 30, 2010, average loan balances increased $112.5 million compared to the three months ended June 30, 2009. Average loan balances increased $ 119.4 million for the year-to-date period ended June 30, 2010 compared to the same period in 2009. Additionally, net interest margin increased to 4.48% for the three months ended June 30, 2010, compared to 4.19% for the comparable 2009 period.  Net interest margin was 4.42% for the quarter ended December 31, 2009.  Year-to-date net interest margin was 4.46% and 4.18% for the six months ended June 30, 2010 and 2009, respectively, and 4.28% for the year ended December 31, 2009.

The provision for loan losses amounted to $1.0 million for the three months ended June 30, 2010, compared to $864 thousand for the same period in 2009.  The provision for loan losses amounted to $1.9 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.  The provision was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.  Loan growth during the first six months of 2010 amounted to $33.4 million compared to $70.8 million for the same period in 2009.  For the year-to-date period ended June 30, 2010, the Company recorded net charge-offs of $848 thousand, compared to net charge-offs of $525 thousand for the period ended June 30, 2009.  Annualized net charge-offs for the six months ended June 30, 2010 amounted to 0.16% of average total loans, and non-performing assets to total assets were 1.40% at June 30, 2010.  The levels of charge-offs and non-performing assets, which reflect more normalized levels compared to the historic lows of recent years, are a function of the current economic environment and remain favorable compared to peer levels. The allowance for loan losses to total loans ratio was 1.73% at June 30, 2010, compared to 1.68% at December 31, 2009 and 1.64% at June 30, 2009.

Non-interest income for the three months ended June 30, 2010 amounted to $2.9 million, an increase of $502 thousand, or 21%, compared to the same quarter last year, primarily resulting from increases in net gains on sales of investment securities, investment advisory fees and deposit service fees, partially offset by declines in gains on loan sales.   Non-interest income for the six months ended June 30, 2010 amounted to $5.9 million an increase of $1.2 million, or 26%, compared to the 2009 year-to-date period.  The increase in the current year-to-date period primarily resulted from a reduction in the impairment charges on investment securities, increases in investment advisory fees, deposit service fees and gains on sales of REO, partially offset by decreases in net gains on sales of investment securities and in gains on loan sales.

Non-interest expense for the three months ended June 30, 2010, amounted to $11.8 million, an increase of $542 thousand, or 5%, compared to the same quarter last year.  Non-interest expense for the six months ended June 30, 2010, amounted to $22.9 million, an increase of $1.4 million, or 6%, compared to the same period in the prior year. The increase in non-interest expense was related primarily to the Company’s strategic growth initiatives resulting in increases in compensation-related costs, technology expenses and advertising expenses, partially offset by a reduction in deposit insurance expense due to a special assessment in June 2009.

Effective tax rates

The effective tax rate for the six months ended June 30, 2010 was 32.8% compared to 28.0% in the 2009 period.  The increase in the effective tax rate was primarily due to the higher level of taxable income as compared to 2009 levels, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.37 billion at June 30, 2010, an increase of 5% since December 31, 2009. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $33.4 million, or 3%, since December 31, 2009 and amounted to $1.12 billion, or 81% of total assets at June 30, 2010.  Total commercial loans amounted to $954.9 million, or 86% of gross loans, which was consistent with the composition at December 31, 2009.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Although June 30, 2010 non-performing statistics have declined slightly since December 31, 2009, they have increased from the comparable 2009 period, as would be expected during the current economic environment and management does not consider this increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at June 30, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $137.7 million at June 30, 2010, or 10% of total assets, and was comparable to the ratio of 11% at December 31, 2009.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate savings accounts and certificates of deposit), customer repurchase agreements, wholesale funding (brokered deposits and FHLB borrowings), and investment portfolio cash flow.

At June 30, 2010, deposits, excluding brokered deposits, amounted to $1.21 billion, representing $95.1 million, or 9%, in growth over December 31, 2009 balances. At June 30, 2010, higher cost money market account balances increased $74.4 million, or 23%, while checking account balances increased $24.6 million, or 7%, compared to balances at December 31, 2009.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds.

Wholesale funding amounted to $27.3 million at June 30, 2010, compared to $51.4 million at December 31, 2009.  At June 30, 2010, there were $3.0 million in brokered deposits and $24.3 million in FHLB borrowings.  At December 31, 2009, wholesale funding included $27.9 million in brokered deposits and FHLB borrowings amounting to $23.5 million.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

The Company faces strong competition from multiple sources within its market area.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks allow them to compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, investment advisory assets and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors and internet based banks.

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition.  Not withstanding the competition discussed above, management believes that customers continue to migrate from larger, national banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s product offerings, its customer service culture, and its investments in the communities we serve, as key elements in positioning Enterprise to take advantage of these market opportunities to grow deposits, loans and investment assets under management, with a focus on the needs of growing and established local businesses, professionals, non-profits and high net worth individuals.

The Company seeks to increase deposit share, in both existing and new markets, with continual review of deposit product offerings targeted to customer needs, focused and dynamic marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.   In the past two years, the Company has increased its branch network by three locations, and recently announced a new branch location in Hudson, NH, which is expected to open by the end of 2010, expanding its existing presence in Middlesex and Essex Counties of Massachusetts and in Southern New Hampshire.  During this time, the Company has also made significant investments in renovations to its established branches and operations centers, and relocated both the Salem and Derry NH branches to larger newly built facilities in response to strong growth in those markets.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios, by utilizing a disciplined and consistent lending approach and conservative credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-one year history.  The Company has in place a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  The Company has built a reputation within its market area based on customer service and supporting the local communities, differentiating itself through its people, who act as trusted advisors to clients, possess strong technical skills, deliver a superior level of customer service, and uphold the Company’s core values, including deep community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model, of providing a full range of diversified financial products, services and technology, delivered through consistent, responsive and superior personalized customer service by experienced local banking professionals, with in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.   Management believes that Enterprise is uniquely positioned, both financially and strategically, to take full advantage of the opportunities created by the current challenging banking landscape and recent industry consolidation within the local market.

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

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term consequences of the nationwide or regional recession, or possible lagging effects, could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock could be negatively impacted by any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic recession, which could possibly result in the recognition of additional other-than-temporary-impairment charges in the future.

Any further changes in government regulation or oversight, including the recently enacted Dodd-Frank Act, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating and compliance costs or potential loss of revenue due to new regulations. This sweeping federal legislation covers a wide variety of topics, some of which relate directly to activities of community banks, such as Enterprise, while others of which are directed at larger, “systemically significant” institutions.  The full extent of the regulatory impact resulting from the Dodd-Frank Act will not be known for some time, as the various federal regulatory agencies will be required to draft and implement over 240 new regulations and the Government Accounting Office and other federal agencies are required to complete nearly 70 additional studies regarding various financial services industry issues that were raised during the legislative process.

Changes, prior to the enactment of the Dodd-Frank Act, in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s Transaction Account Guaranty Program have already increased the Company’s ongoing FDIC-related costs.  The new legislation will also require several additional changes to the deposit insurance system, at least some of which could further increase these costs.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At June 30, 2010, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.   For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2010, see the section entitled “Capital Resources” contained in this Item 2 below.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, third-party vendor management and business continuity.

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations in order to protect non-public personal information and continually monitor and safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis. These third parties conduct penetration testing and vulnerability scans to test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scan for computer viruses on the Company’s information systems.

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.   The Company is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulation, just as if the activity was performed by the Company itself.  Management has instituted a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; loss of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others.  The Company’s risk-based third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

The Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including: the inability of staff or customers to travel to or to access bank offices, the serious threat of widespread public health or safety concerns, and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan are met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors”, included in the Company’s 2009 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A.

Financial Condition

Total assets increased $70.0 million, or 5%, since December 31, 2009, to $1.37 billion at June 30, 2010.  The balance sheet composition and changes since December are discussed below:

Short-term investments

As of June 30, 2010, short-term investments amounted to $40.1 million, or 3% of total assets, an increase of $33.3 million compared to December 31, 2009. Short-term investments carried as cash equivalents consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on deposit inflows, investment sales proceeds and the immediate liquidity needs of the Company.

Investments

At June 30, 2010, the carrying value of the investment portfolio amounted to $137.7 million and was relatively flat compared to December 31, 2009.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Federal agency obligations (1)	$35,754	$25,631	$12,984
Federal agency mortgage backed securities (MBS) (1)	37,671	39,737	42,921
Non-agency MBS	2,993	3,445	4,008
Municipal securities	53,327	60,592	57,484
Total fixed income securities	$129,745	$129,405	$117,397

Equity investments	3,263	4,964	5,353
Total available for sale securities at fair value	$133,008	$134,369	$122,750

Federal Home Loan Bank stock (2)	4,740	4,740	4,740
Total investment securities	$137,748	$139,109	$127,490

(1)

Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks. All agency MBS investments owned by the Company are backed by residential mortgages.

(2)

The Bank is required to purchase stock of the Federal Home Loan Bank of Boston (the “FHLB”) in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

During the six months ended June, 2010, the Company sold $4.6 million in securities, and recognized net gains of $777 thousand.  During that same period, the total principal pay downs, calls and maturities on fixed income securities amounted to $17 million.  These portfolio cash inflows were offset by the purchase of $20.0 million in securities, primarily federal agency securities.

Net unrealized gains amounted to $3.5 million at June 30, 2010 compared to $3.2 million at December 31, 2009 and $2.0 million at June 30, 2009.  See Note 9, “Investment Securities” and Note 10, “Fair Value Measurements” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-

than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $36.5 million at June 30, 2010.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $39.9 million at June 30, 2010.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $52.6 million at June 30, 2010.

Loans

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships.  Loans made by the Company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit.  The Company does not have a “sub-prime” mortgage program.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

Total loans increased $33.4 million, or 3%, compared to December 31, 2009, and $96.8 million, or 9%, since June 30, 2009.  Total loans represented 81% of total assets at June 30, 2010 and 83% at December 31, 2009.  The majority of the growth since December has been focused in the commercial portfolio, as total commercial loans have increased $30.6 million, over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$571,789	51.2%	$553,768	51.1%	$522,197	51.2%
Commercial and industrial	282,652	25.3%	263,151	24.3%	243,991	23.9%
Commercial construction	100,499	9.0%	107,467	9.9%	98,049	9.6%
Total commercial loans	954,940	85.5%	924,386	85.3%	864,237	84.7%

Residential mortgages	89,920	8.0%	90,468	8.3%	90,530	8.9%
Residential construction	5,137	0.5%	6,260	0.6%	5,023	0.5%
Home equity	62,140	5.6%	58,732	5.4%	54,379	5.3%
Consumer	3,681	0.3%	3,824	0.4%	3,638	0.3%
Loans held for sale	1,706	0.1%	378	0.0%	2,753	0.3%
Gross loans	1,117,524	100.0%	1,084,048	100.0%	1,020,560	100.0%
Deferred fees, net	(1,264)		(1,218)		(1,137)
Total loans	1,116,260		1,082,830		1,019,423

Allowance for loan losses	(19,282)		(18,218)		(16,710)
Net loans	$1,096,978		$1,064,612		$1,002,713

Commercial real estate loans increased $18.0 million, or 3%, as of June 30, 2010, compared to December 31, 2009, and 9% compared to June 30, 2009.  Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $19.5 million, or 7%, since December 31, 2009, and 16% as compared to June 30, 2009.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial and industrial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables.  Commercial and industrial loans are generally guaranteed by the principals of the borrower.

Commercial construction loans decreased $7.0 million, or 6%, since December 31, 2009, and were relatively flat compared to June 30, 2009. The decrease since December 31, 2009 reflects the limited new construction projects by qualified builders due to the current economic conditions in the construction industry.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 14% of the total loan portfolio at June 30, 2010 and 15% at December 31, 2009.  These loans remained relatively flat since December 31, 2009 and increased by $7.3 million, or 5%, since June 30, 2009.  The increase was primarily within the home equity portfolio.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the six months ended June 30, 2010, the Company originated $16.2 million in residential loans designated for sale, compared to $38.7 million for the comparable period in the prior year.  The decrease in volume of residential loan production was due to the slightly more favorable market rates in 2009.  Loans sold generated gains on sales of $184 thousand and $378 thousand for the six month periods ended June 30, 2010 and 2009, respectively.

At June 30, 2010, the Company had commercial loan balances participated out to various banks amounting to $38.9 million, compared to $34.7 million at December 31, 2009, and $28.8 million at June 30, 2009.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $31.6 million, $31.5 million and $33.7 million at June 30, 2010, December 31, 2009 and June 30, 2009, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $287.6 million and $301.9 million at June 30, 2010 and December 31, 2009, respectively.

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

The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk”.  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing owner occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans and the underlying commercial real estate values and construction projects can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The allowance for loan losses to total loans ratio was 1.73% and 1.68% at June 30, 2010 and December 31, 2009 respectively, compared to the June 30, 2009 ratio of 1.64%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2010.

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

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2010	December 31, 2009	June 30, 2009

Commercial real estate	$8,575	$11,789	$7,225
Commercial and industrial	6,160	2,748	3,080
Commercial construction	3,202	4,662	1,354
Residential	1,119	1,379	935
Home Equity	136	18	341
Consumer	4	8	20
Total non-accrual loans	19,196	20,604	12,955
Overdrafts > 90 days past due	3	5	5
Total non-performing loans	19,199	20,609	12,960
Other real estate owned (“OREO”)	—	1,086	626
Total non-performing assets	$19,199	$21,695	$13,586

Total Loans	$1,116,260	$1,082,830	$1,019,423
Accruing restructured loans not included above	26,569	20,125	15,629
Delinquent loans 60 – 89 day past due	2,713	2,104	3,301

Non-performing loans to total loans	1.72%	1.90%	1.27%
Non-performing assets to total assets	1.40%	1.66%	1.09%
Loans 60-89 days past due to total loans	0.24%	0.19%	0.32%
Adversely classified loans to total loans	2.19%	2.38%	1.87%

Allowance for loan losses	$19,282	$18,218	$16,710
Allowance for loan losses: Non-performing loans	100.43%	88.40%	128.94%
Allowance for loan losses: Total loans	1.73%	1.68%	1.64%

Although non-performing statistics have improved slightly since December 31, 2009, in general, non-performing statistics trended upward since early 2009, which is consistent with the regional economic environment and its impact on the local commercial markets.  Management does not consider the June 2010 levels to be significantly different than the levels at December 31, 2009.  Management believes that the recent levels of non-performing statistics are reflective of more normalized commercial credit statistics compared to the historically low statistics seen in 2004 through 2007, as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days delinquent; and management’s assessment that the majority of impaired loans at June 30, 2010 will ultimately be collected.

The $1.4 million net decrease in total non-performing loans, since December 31, 2009, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to net reductions within the commercial real estate and construction portfolios, partially offset by an increase in the commercial and industrial portfolio.  The reduction was primarily due to the net settlement of two relationships (commercial real estate and commercial construction) of approximately $3.4 million, which included a charge-off of $552 thousand in the first quarter, and the upgrade to performing status of a third relationship amounting to $2.3 million in the June quarter.  These reductions were partially offset by non-performing loans added within the commercial real estate and commercial and industrial portfolios.  The majority of non-accrual loans as of June 30, 2010 were also carried as impaired loans during the period, and is discussed further below.

Total impaired loans amounted to $45.0 million and $39.7 million at June 30, 2010 and December 31, 2009, respectively.  Total accruing impaired loans amounted to $26.6 million and $20.2 million at June 30, 2010 and December 31, 2009, respectively, while non–accrual impaired commercial loans amounted to $18.5 million and $19.5 million at June 30, 2010 and December 31, 2009, respectively.  The increase in total impaired loans included five larger commercial relationships added to impaired status during 2010 amounting to $9.8 million at June 30, 2010, comprised of $6.6 million, that remained on accrual status during the period, and $3.3 million which was in non-accrual status at June 30, 2010.  The additions were partially offset by the non-performing loan settlements and upgrade discussed above.

In management’s opinion the majority of impaired loan balances at June 30, 2010 were adequately supported by expected future cash flows or the net realizable value of the underlying collateral and management expects that the majority of these principal advances will ultimately be collected.  Based on management’s assessment at June 30, 2010, impaired loans amounting to $31.8 million required no specific reserves and impaired loans totaling $13.3 million required specific reserves of $3.1 million.   At December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above, as of June 30, 2010 and December 31, 2009 were $34.0 million and $28.3 million, respectively.  The increase was due primarily to the addition of the impaired accruing relationships referred to above.  TDR loans on accrual status amounted to $26.6 million and $20.1 million at June 30, 2010 and December 31, 2009, respectively.  Restructured loans included in non-performing loans amounted to $7.4 million and $8.2 million at June 30, 2010 and December 31, 2009, respectively.  The Company continues to work closely with classified relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At June 30, 2010, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $24.5 million, compared to $25.8 million at December 31, 2009.  There were no loans classified as “Loss” at June 30, 2010, and there was $13 thousand classified as “Loss” at December 31, 2009, which was subsequently charged off in March 2010.  Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $7.1 million and $7.0 million, at June 30, 2010 and December 31, 2009, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $17.4 million and $18.8 million at June 30, 2010 and December 31, 2009, respectively.  Non-accrual loans that were not adversely classified amounted to $1.8 million at both June 30, 2010 and December 31, 2009 and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The Company did not have any OREO property at June 30, 2010. The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties.  During the six months ended June 30, 2010, one property was added to OREO through foreclosure, which was subsequently sold during that period and the five properties that had been held at December 31, 2009 were also sold during the period.  Net gains realized on these sales amounted to $120 thousand for the six months ended June 30, 2010.  There were no gains or losses on OREO sales during the six months ended June 30, 2009.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2010	2009

Balance at beginning of year	$18,218	$15,269

Charged-off loans:
Commercial real estate	(565)	(254)
Commercial and industrial	(288)	(522)
Commercial construction	—	—
Residential	(1)	(12)
Home equity	—	—
Consumer	(34)	(61)
Total Charged off	(888)	(849)

Recoveries on charged-off loans:
Commercial real estate	—	202
Commercial and industrial	33	34
Commercial construction	—	—
Residential	—	—
Home equity	—	7
Consumer	7	81
Total recoveries	40	324

Net loans charged-off	(848)	(525)

Provision charged to operations	1,912	1,966
Balance at June 30,	$19,282	$16,710

Annualized net loans charged-off: Average loans outstanding	0.16%	0.11%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  As a result of nationwide bank failures in 2008 and 2009, the FDIC took several actions in order to restore the DIF reserves, which included increases in insurance premium assessments and special surcharges for all insured institutions in June 2009.  The FDIC also required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At June 30, 2010, the Company carried the remaining balance of its prepaid assessment totaling approximately $5.0 million as a prepaid asset on its balance sheet.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate or payment schedules.

Deposits

Total deposits increased $70.2 million, or 6%, compared to December 31, 2009, and increased $130 million, or 12%, since June 30, 2009.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$220,478	18.1%	$192,515	16.8%	$174,369	16.1%
Interest bearing checking	182,318	15.0%	185,693	16.2%	184,916	17.0%
Total checking	402,796	33.1%	378,208	33.0%	359,285	33.1%

Retail savings/money markets	234,475	19.3%	203,544	17.8%	160,065	14.7%
Commercial savings/money markets	307,828	25.3%	266,164	23.3%	229,620	21.2%
Total savings/money markets	542,303	44.6%	469,708	41.1%	389,685	35.9%

Certificates of deposit	267,039	22.0%	269,120	23.5%	275,834	25.4%
Total non-brokered deposits	1,212,138	99.7%	1,117,036	97.6%	1,024,804	94.4%
Brokered Deposits(1)	3,023	0.3%	27,912	2.4%	60,386	5.6%
Total deposits	$1,215,161	100.0%	$1,144,948	100.0%	$1,085,190	100.0%

(1)

Brokered deposits include time deposits originated through the Certificate of Deposit Account Registry (“CDAR”) nationwide network, and money market deposits originated through the “Demand Deposit Marketplace”.

Excluding brokered deposits, deposit balances increased $95.1 million, or 9%, since December 31, 2009.  Balance increases were primarily in money market accounts.  Money market accounts increased $74.4 million, or 23%, since December 31, 2009, while checking account balances increased $24.6 million, or 7%, over this period. The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks and mutual funds.  This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

From time to time, management utilizes both brokered deposits and FHLB borrowings (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth.  As of June 30, 2010, brokered deposits decreased by $24.9 million since December 31, 2009, due primarily to the strong deposit growth during the period.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, increased $496 thousand, or 2%, since December 31, 2009, but decreased $19.4 million, or 43%, since June 30, 2009, due primarily to the strong deposit growth during the period.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	June 30, 2010		December 31, 2009		June 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$1,112	4.4%	$1,416	5.7%	$1,414	3.2%
FHLB borrowings	24,260	95.6%	23,460	94.3%	43,332	96.8%
Total borrowed funds	$25,372	100.0%	$24,876	100.0%	$44,746	100.0%

At June 30, 2010, the Bank had the capacity to borrow additional funds from the FHLB of up to $172 million and capacity to borrow from the FRB of $51 million.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June, 30 2010	December 31, 2009	June, 30 2009

Investment advisory assets	$430,916	$421,466	$350,777
Commercial sweep accounts	10,817	11,577	30,455
Investment assets under management	$441,733	$433,043	$381,232

Investment advisory assets under management increased $9.5 million, or 2%, since December 31, 2009 and $80.1 million, or 23%, since June 30, 2009.  The increase is attributable primarily to asset growth, both from new business and market value appreciation, during the second half of 2009.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $1.88 billion at June 30, 2010, $1.79 billion at December 31, 2009, and $1.67 billion at June 30, 2009.

Accounting Policies/Critical Accounting Estimates

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

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, brokered deposits, repurchase agreements, FHLB borrowings, junior subordinated debentures, proceeds from stock offerings and earnings.

The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.  The Company’s wholesale funding sources include borrowing capacity in the brokered deposit markets, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

Under the Temporary Liquidity Guarantee Program (the “TLGP”) that concluded on October 31, 2009, certain newly issued senior unsecured debt of banks, thrifts and certain holding companies could be issued with the protection of an FDIC guarantee for a fee paid by the issuer. In October 2009, the FDIC, established a limited six month emergency guarantee program under which those institutions can seek approval from the FDIC to issue FDIC guaranteed debt (issued between October 31, 2009 through April 30, 2010), with a minimum fee of 300 basis points. The Company has not issued any debt guaranteed under the TLGP.

Capital Resources

As of June 30, 2010, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of June 30, 2010 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$129,777	11.26%	$92,204	8.00%	$115,254	10.00%

Tier 1 Capital (to risk weighted assets)	$115,056	9.98%	$46,102	4.00%	$69,153	6.00%

Tier 1 Capital (to average assets)	$115,056	8.59%	$53,582	4.00%	$66,978	5.00%*

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $603 thousand of the $1.8 million cash dividend paid through June 30, 2010, into 52,387 shares of the Company’s common stock.

As previously announced on July 20, 2010, the Company declared a quarterly dividend of $0.10 per share to be paid on September 1, 2010, to shareholders of record as of August 11, 2010. The quarterly dividend represents a 5.3% increase over the 2009 dividend rate.

Results of Operations

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Unless otherwise indicated, the reported results are for the three months ended June 30, 2010 with the “comparable period”, and “prior period” being the three months ended June 30, 2009. Average yields are presented on a tax equivalent basis.

The Company reported second quarter 2010 net income of $2.6 million compared to $1.4 million for the same period in 2009, an increase of 89%.  Diluted earnings per common share were $0.28 for the three months ended June 30, 2010 and $0.17 for the comparable period, an increase of 65%.

The increase in net income for the quarter ended June 30, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expenses and an increase in the provision for loan losses.

Net Interest Income

The Company’s net interest income for the quarter ended June 30, 2010 amounted to $13.9 million, compared to $11.6 million in the June 2009 quarter, an increase of $2.2 million, or 19%. The increase in net interest income over the comparable period was due primarily to loan growth and the net interest margin increase noted below.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.48% for the three months ended June 30, 2010, compared to 4.19% in the comparable 2009 period. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields during the past year.  The cost of funding declined by 47 basis points compared to the three months ended June 30, 2009, while interest earning asset yields declined 18 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$1,259	$1,592	$(295)	$(38)
Investments (1)	(106)	118	(240)	16
Total interest earnings assets	1,153	1,710	(535)	(22)

Interest Expense
Int chkg, savings and money market	(80)	407	(369)	(118)
Certificates of deposit	(726)	65	(759)	(32)
Brokered certificates of deposit	(264)	—	—	(264)
Total Certificates of Deposit	(990)	65	(759)	(296)
Borrowed funds	(17)	(37)	51	(31)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(1,087)	435	(1,077)	(445)

Change in net interest income	$2,240	$1,275	$542	$423

(1)           Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2010 and 2009.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,106,271	$15,354	5.61%	$993,786	$14,095	5.73%
Investments (3)	167,146	1,071	3.18%	154,699	1,177	3.80%
Total interest earnings assets	1,273,417	16,425	5.29%	1,148,485	15,272	5.47%

Other assets	76,258			71,632

Total assets	$1,349,675			$1,220,117

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$704,708	1,144	0.65%	$529,288	1,224	0.93%
Certificates of deposit	276,821	1,080	1.57%	267,154	1,806	2.71%
Brokered certificates of deposit	—	—	—	65,797	264	1.61%
Borrowed funds	32,654	50	0.62%	75,789	67	0.35%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	1,025,008	2,569	1.01%	948,853	3,656	1.55%

Net interest rate spread			4.28%			3.92%

Demand deposits	202,679	—	—	167,237	—	—
Total deposits, borrowed funds and debentures	1,227,687	2,569	0.84%	1,116,090	3,656	1.31%

Other liabilities	10,485			10,569
Total liabilities	1,238,172			1,126,659

Stockholders’ equity	111,503			93,458

Total liabilities and stockholders’ equity	$1,349,675			$1,220,117

Net interest income		$13,856			$11,616

Net interest margin (tax equivalent)			4.48%			4.19%

(1)

Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $373 thousand and $397 thousand for the periods ended June 30, 2010 and June 30, 2009 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.
(3)	Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Interest Income

For the second quarter of 2010, total interest income amounted to $16.4 million, an increase of $1.2 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $124.9 million, or 11%, in the average balance of interest earning assets, partially offset by an 18 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $15.4 million for the quarter ended June 30, 2010, an increase of $1.3 million, or 9%, over the comparable period, due primarily to loan growth.  The average loan balances increased $112.5 million, or 11%, compared to the prior period, while the average yield on loans declined 12 basis points compared to the prior period and amounted to 5.61% for the three months ended June 30, 2010.

Total investment income, which represents the remainder of interest income, amounted to $1.1 million for the three months ended June 30, 2010, a decrease of $106 thousand, or 9%, compared to the prior period. The decrease resulted from the impact of a 62 basis point decrease in the average yield on investment securities, partially offset by an increase of $12.4 million, or 8%, in the average balances of investments over the comparable period.

Interest Expense

For the three months ended June 30, 2010, total interest expense amounted to $2.6 million, a decrease of $1.1 million, or 30%, compared to the prior period.  The decrease resulted primarily from a 47 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period. This decrease was partially offset by the expense associated with the $76.2 million, or 8%, increase in the average balance of interest bearing funding sources. There were several contributing factors that resulted in average deposit growth over the comparable 2009 period, including: expansion and sales efforts; consumers seeking competitive secure products as alternative investment options; and commercial customers continuing to transition from our off-balance sheet sweep product to our on-balance sheet sweep account. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.1 million for the quarter ended June 30, 2010, a decrease of $80 thousand, or 7%, compared to the same quarter in the prior period. The average cost of these accounts decreased 28 basis points to 0.65%, while the average balances increased $175.4 million, or 33% compared to the prior period.  Average balance increases were noted primarily in money market accounts, including our commercial sweep product.  Included in average money market balances is $543 thousand in brokered deposits associated with a recently introduced brokered money market product.

Interest expense on total CDs (brokered and non-brokered) decreased $990 thousand, or 48%, compared to the prior period and amounted to $1.1 million for the three months ended June 30, 2010.

•      Non-Brokered CDs:

For the second quarter of 2010, interest expense on non-brokered CDs amounted to $1.1 million, a decrease of $726 thousand, or 40%, over the comparable period.  The average cost of non-brokered CDs decreased 114 basis points, to 1.57%, for the three months ended June 30, 2010, while average balances increased $9.7 million, or 4%, compared to the prior period.

•      Brokered CDs:

There were no brokered CD balances in the second quarter of 2010, due to the increase in total deposits, therefore the interest expense on brokered CDs decreased $264 thousand, or 100%, over the comparable period. The average balance decreased $65.8 million, or 100% compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $50 thousand for the second quarter of 2010, a decrease of $17 thousand, or 25%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $43.1 million, or 57%, partially offset by a 27 basis point increase in the average cost compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $295 thousand and 10.88% for both the three months ended June 30, 2010 and June 30, 2009.

The average balance of non-interest bearing demand deposits, for the three months ended June 30, 2010, increased $35.4 million, or 21%, as compared to the same period in 2009. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 17% and 16% of total average deposit balances for the three months ended June 30, 2010 and 2009, respectively.

Provision for Loan Loss

The provision for loan losses increased $169 thousand compared to the same period last year and amounted to $1 million for the three months ended June 30, 2010. The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.

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

Non-Interest Income

Non-interest income for the three months ended June 30, 2010 amounted to $2.9 million, an increase of $502 thousand, or 21%, as compared to the three months ended June 30, 2009.  The significant changes are discussed below.

Net gains on security sales were $276 thousand in the second quarter of 2010 resulting from the sales of $3.5 million of investment securities in the three months ended June 2010.  There were no security sales in the second quarter of 2009.  The Company recorded a minor OTTI charge on a certain previously impaired equity investment of $7 thousand in the three months ended June 30, 2010, compared to $16 thousand in the comparable period in 2009.

Investment advisory income increased $182 thousand, or 26%, in the three months ended June 30, 2010 compared to the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, during comparable period in 2009.

Deposit service fees increased $129 thousand, or 14%, in the three months ended June 30, 2010 as compared to the same period last year primarily in checking, overdraft and electronic transaction fees.

Net gain on loan sales decreased $153 thousand, or 60%, for the three months ended June 30, 2010 when compared to the same period in 2009 and resulted from the decrease in volume of residential loan production in the current period due to the slightly more favorable market rates in 2009.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2010 amounted to $11.8 million, an increase of $542 thousand, or 5%, compared to the same period in 2009. The significant changes are discussed below.

Salaries and employee benefits increased $497 thousand, or 8%. The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period, and increased expenses for performance-based incentive compensation and the companywide profit sharing plan.

Technology and telecommunications expense for the three months ended June 30, 2010  increased $259 thousand, or 34%, compared to the prior period, primarily due to growth and expansion costs to support the Company’s strategic initiatives, including costs related to the construction of a back-up data center.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

For the three months ended June 30, 2010, deposit insurance premiums decreased $505 thousand, or 53%, due primarily to the $576 thousand booked in the second quarter of 2009, related to the FDIC’s special assessment which applied to all insured banks, partially offset by deposit growth.  Refer to item (m) “FDIC Deposit Insurance Assessment” contained in Note 1 “Summary of Significant Accounting Policies”, to the Company’s consolidate financial statements contain in the Company’s 2009 Annual Report on Form 10-K for further discussion of the FDIC assessment changes imposed in 2009.

Advertising and public relations expenses increased $309 thousand, or 69%, compared to the prior period. The increase primarily resulted from advertising and public relations costs which supported the Company’s expansion and business development efforts, including costs associated with the Bank’s second annual Celebration of Excellence which recognized local businesses and individuals for their commitment to the communities we serve.

Income Tax Expense

Income tax expense for the three months ended June 30, 2010 and 2009 was $1.3 million and $503 thousand, respectively. The effective tax rate for the three months ended June 30, 2010 and 2009 was 33.4% and 26.8%, respectively.  The increase in the effective tax rate was primarily due to the higher level of taxable earnings in the current period, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

Results of Operations

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Unless otherwise indicated, the reported results are for the six months ended June 30, 2010 with the “comparable period”, “prior year” and “prior period” being the six months ended June 30, 2009. Average yields are presented on a tax equivalent basis.

The Company reported year to date 2010 net income of $5.5 million compared to $2.9 million for the same period in 2009, an increase of 90%.  Diluted earnings per common share were $0.60 for the six months ended June 30, 2010 compared to $0.36 for the comparable 2009 period, an increase of 67%.

The increase in net income for the six months ended June 30, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expenses.

Net Interest Income

The Company’s net interest income for the first half of 2010 was $27.0 million compared to $22.8 million for the six months ended June 30, 2009, an increase of $4.2 million, or 19%.  The increase in net interest income over the comparable year period was due primarily to loan growth and the net interest margin increase noted below.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.46% for the six months ended June 30, 2010, compared to 4.18% in the comparable 2009 period. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields during the past year.  The cost of funding declined by 53 basis points compared to the six months ended June 30, 2009, while interest earning asset yields declined 25 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$2,408	$3,379	$(823)	$(148)
Investments (1)	(610)	12	(673)	51
Total interest earnings assets	1,798	3,391	(1,496)	(97)

Interest Expense
Int chkg, savings and money market	(242)	968	(884)	(326)
Certificates of deposit	(1,493)	203	(1,611)	(85)
Brokered certificates of deposit	(643)	(624)	(357)	338
Total Certificates of Deposit	(2,136)	(421)	(1,968)	253
Borrowed funds	(55)	(92)	96	(59)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(2,433)	455	(2,756)	(132)

Change in net interest income	$4,231	$2,936	$1,260	$35

(1)   Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2010 and 2009.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,095,890	$30,123	5.58%	$976,518	$27,715	5.76%
Investments (3)	158,896	2,167	3.41%	158,345	2,777	4.26%
Total interest earnings assets	1,254,786	32,290	5.30%	1,134,863	30,492	5.55%

Other assets	75,870			70,874

Total assets	$1,330,656			$1,205,737

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$684,688	2,279	0.67%	$495,111	2,521	1.03%
Certificates of deposit	276,008	2,259	1.65%	261,838	3,752	2.89%
Brokered Certificates of deposit	4,269	17	0.80%	76,656	660	1.74%
Borrowed funds	39,164	107	0.55%	95,584	162	0.34%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	1,014,954	5,251	1.04%	940,014	7,684	1.65%

Net interest rate spread			4.26%			3.90%

Demand deposits	194,683	—	—	162,873	—	—
Total deposits, borrowed funds and debentures	1,209,637	5,251	0.87%	1,102,887	7,684	1.40%

Other liabilities	10,702			9,976
Total liabilities	1,220,339			1,112,863

Stockholders’ equity	110,317			92,874

Total liabilities and stockholders’ equity	$1,330,656			$1,205,737

Net interest income		$27,039			$22,808

Net interest margin (tax equivalent)			4.46%			4.18%

(1)

Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $747 thousand and $773 thousand for the periods ended June 30, 2010 and June 30, 2009 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.
(3)	Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Interest Income

Total interest income amounted to $32.3 million for the six months ended June 30, 2010, an increase of $1.8 million, or 6%, compared to the prior period.  The increase resulted primarily from an increase of $119.9 million, or 11%, in the average balance of interest earning assets, partially offset by a 25 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $30.1 million, an increase of $2.4 million, or 9%, over the comparable period, due primarily to loan growth.  The average loan balances increased $119.4 million, or 12%, compared to the prior period, while the average yield on loans declined 18 basis points over the same period and amounted to 5.58% for the six months ended June 30, 2010.

Total investment income, which represents the remainder of interest income, amounted to $2.2 million for the six months ended June 30, 2010, a decrease of $610 thousand, or 22%, compared to the prior period. The decrease resulted from the impact of an 85 basis point decrease in the average yield on investment securities.  The average balances of investments were relatively flat over the comparable period.

Interest Expense

For the six months ended June 30, 2010, total interest expense amounted to $5.3 million, a decrease of $2.4 million, or 32%, compared to the prior period.  The decrease resulted primarily from a 53 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period. This decrease was partially offset by the expense associated with the $74.9 million, or 8%, increase in the average balance of interest bearing funding sources. There were several contributing factors that resulted in deposit growth over the prior year including: expansion and sales efforts; consumers seeking competitive secure products as alternative investment options; and commercial customers transitioning from our off-balance sheet sweep product to our on-balance sheet sweep account. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $2.3 million for the six months ended June 30, 2010, a decrease of $242 thousand, or 10%, over the same period in the prior year. The average cost of these accounts decreased 36 basis points to 0.67%, while the average balances increased $189.6 million, or 38%, compared to the prior period.  Average balance increases were noted primarily in our money market accounts, including our commercial sweep product.  Included in average money market balances is $273 thousand in brokered deposits associated with a newly introduced brokered money market product.

Interest expense on total CDs (brokered and non-brokered) decreased $2.1 million, or 48%, compared to the prior period and amounted to $2.3 million for the six months ended June 30, 2010.

•      Non-Brokered CDs:

Interest expense on non-brokered CDs amounted to $2.3 million, a decrease of $1.5 million, or 40% over the comparable period.  The average cost of non-brokered CDs decreased 124 basis points, to 1.65% for the six months ended June 30, 2010, while average balances increased $14.2 million, or 5%, compared to the prior period.

•      Brokered CDs:

Interest expense on brokered CDs amounted to $17 thousand, a decrease of $643 thousand, or 97%, over the comparable period. The decrease resulted from both lower balances and declines in rates. The average cost of brokered CDs decreased 94 basis points, to 0.80%, for the six months ended June 30, 2010 and the average balances decreased by $72.4 million, or 94%, compared to the 2009 period, as deposit balances have increased as noted above.  There were no brokered CD balances in the second quarter of 2010.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $107 thousand, a decrease of $55 thousand, or 34%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $56.4 million compared to the prior period, due primarily to the deposit growth achieved over the period, partially offset by an increase of 21 basis points in the cost of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $589 thousand and 10.88% for both the six months ended June 30, 2010 and June 30, 2009.

The average balance of non-interest bearing demand deposits, for the six months ended June 30, 2010, increased $31.8 million, or 20%, as compared to the same period in 2009. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 17% and 16% of total average deposit balances for the six months ended June 30, 2010 and 2009, respectively.

Provision for Loan Loss

The provision for loan losses decreased $54 thousand compared to the same period last year and amounted to $1.9 million for the six months ended June 30, 2010. The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.

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

Non-Interest Income

Non-interest income for the six months ended June 30, 2010 amounted to $5.9 million, an increase of $1.2 million or 26%, as compared to the six months ended June 30, 2009.  The significant changes are discussed below.

Net gains on security sales and other-than-temporary-impairment charges on certain equity securities, combined, increased $572 thousand compared to the period ended June 30, 2009.  Net gains on security sales were $777 thousand in the six months ended 2010 resulting from the sales of $4.6 million of investment securities, compared to net gains of $971 thousand from the sale of $38.5 million in investment securities in comparable 2009 period, primarily in the first quarter of 2009.  The OTTI charge on a certain previously impaired equity investment was $8 thousand in the first six months of 2010, compared to OTTI charges of $774 thousand in the comparable period in 2009, based primarily on the severity of the declines in market values at that time and the uncertainty of recovery in the short-term for those equities.

Investment advisory income increased $387 thousand, or 29%, in the first half of 2010 over the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, during the second half of 2009.

Deposit service fees increased $228 thousand, or 13%, in the six months ended June 30, 2010 as compared to the same period last year primarily in checking, overdraft and electronic transaction fees.

Net gain on loan sales decreased $194 thousand, or 51%, for the six months ended June 30, 2010 when compared to the same period in 2009 and resulted from the decrease in volume of residential loan production in the current period due to the slightly more favorable market rates in 2009.

Net gains on sales of OREO increased $120 thousand in the first six months of 2010 over the prior period in 2009 due to the sales of six properties during the current period.  There were no gains on sales of OREO during the first half of 2009.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2010 amounted to $22.9 million, an increase of $1.4 million, or 6%, compared to the same period in 2009. The significant changes are discussed below.

Salaries and employee benefits increased $1 million, or 9%. The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period, and increased expenses for performance-based incentive compensation and companywide profit sharing plan.

Technology and telecommunications expense for the six months ended June 30, 2010 increased $415 thousand, or 28%, over the same period last year, primarily due to growth and expansion costs to support the Company’s strategic initiatives, including the cost related to the construction of a back-up data center.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

Advertising and public relations expenses increased $289 thousand, or 29%, compared to the prior period. The increase primarily resulted from advertising and public relations costs which supported the Company’s expansion and business development efforts, including philanthropic activity and costs associated with the Bank’s second annual Celebration of Excellence which recognized local businesses and individuals for their commitment to the communities we serve.

For the six months ended June 30, 2010, deposit insurance premiums decreased $418 thousand, or 31%, due to the $576 thousand booked in the second quarter of 2009, related to the FDIC’s special assessment which applied to all insured banks, partially offset by deposit growth over the period.  Refer to item (m) “FDIC Deposit Insurance Assessment” contained in Note 1 “Summary of Significant Accounting Policies”, to the Company’s consolidate financial statements contain in the Company’s 2009 Annual Report on Form 10-K for further discussion of the FDIC assessment changes imposed in 2009.

Income Tax Expense

Income tax expense for the six months ended June 30, 2010 and 2009 was $2.7 million and $1.1 million respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 32.8% and 28.0%, respectively.  The increase in the effective tax rate was primarily due to the higher level of taxable earnings in the current period, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

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

The Company can be subject to net interest margin (“margin”) compression depending on the economic environment and the shape of the yield curve. Under the Company’s current balance sheet position, the Company’s margin generally performs slightly better over time in a rising rate environment and a parallel yield curve shift, while it generally decreases when the yield curve is flattening, inverting or declining.

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

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the prime rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the prime rate. The Company experienced margin compression due to the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.  The Fed Funds target rate and the Prime rate have remained unchanged since 2008 through June 30, 2010.

The Company’s margin improved during the latter half of 2009 and into 2010, as cost of funds continued to declined due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime rate had already repriced downward in 2008 and early 2009.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  At June 30, 2010, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2010) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009, other than the increased uncertainty regarding future regulatory burdens and other potential consequences resulting from the enactment of the Dodd-Frank Act, which is described in further detail in Item 2 of Part I above under the heading “Overview — Opportunities and Risk”.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2010.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2010.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 [Removed and Reserved]

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

ENTERPRISE BANCORP, INC.

DATE: August 9, 2010	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)