Form 10-Q
period 2010-09-30
ENTERPRISE BANCORP INC /MA/
filed 2010-11-09
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

November 5, 2010 Common Stock - Par Value $0.01: 9,264,732 shares outstanding.

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2010	2009
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$23,856	$25,851
Short-term investments	96,768	6,759
Total cash and cash equivalents	120,624	32,610

Investment securities	134,069	139,109
Loans, less allowance for loan losses of $18,985 at September 30, 2010 and $18,218 at December 31, 2009	1,095,593	1,064,612
Premises and equipment	24,474	22,924
Accrued interest receivable	5,527	5,368
Deferred income taxes, net	9,393	10,345
Bank-owned life insurance	14,257	13,835
Prepaid income taxes	966	—
Prepaid expenses and other assets	9,983	9,466
Core deposit intangible, net of amortization	—	76
Goodwill	5,656	5,656

Total assets	$1,420,542	$1,304,001

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,265,504	$1,144,948
Borrowed funds	15,022	24,876
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	12,059	14,270
Income taxes payable	—	98
Accrued interest payable	665	1,320

Total liabilities	1,304,075	1,196,337

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,264,732 and 9,090,518 shares issued and outstanding at September 30, 2010 and December 31, 2009 respectively	93	91
Additional paid-in capital	42,106	40,453
Retained earnings	70,505	65,042
Accumulated other comprehensive income	3,763	2,078

Total stockholders’ equity	116,467	107,664

Total liabilities and stockholders’ equity	$1,420,542	$1,304,001

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three and nine months ended September 30, 2010 and 2009

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2010	2009	2010	2009

Interest and dividend income:
Loans	$15,334	$14,721	$45,457	$42,436
Investment securities	996	1,055	3,143	3,759
Short-term investments	23	15	43	88
Total interest and dividend income	16,353	15,791	48,643	46,283

Interest expense:
Deposits	2,125	2,941	6,680	9,874
Borrowed funds	37	49	144	211
Junior subordinated debentures	294	294	883	883
Total interest expense	2,456	3,284	7,707	10,968

Net interest income	13,897	12,507	40,936	35,315

Provision for loan losses	1,275	1,140	3,187	3,106

Net interest income after provision for loan losses	12,622	11,367	37,749	32,209

Non-interest income:
Investment advisory fees	880	688	2,613	2,034
Deposit service fees	1,040	1,037	3,046	2,815
Income on bank-owned life insurance	170	155	492	466
Other than temporary impairment on investment securities	—	(8)	(8)	(782)
Net gains on sales of investment securities	—	—	777	971
Gains on sales of loans	208	148	392	526
Other income	362	337	1,296	1,055
Total non-interest income	2,660	2,357	8,608	7,085

Non-interest expense:
Salaries and employee benefits	6,703	6,158	19,825	18,239
Occupancy and equipment expenses	1,302	1,292	3,941	3,952
Technology and telecommunications expenses	839	797	2,761	2,304
Advertising and public relations expenses	477	514	1,758	1,506
Deposit insurance premiums	469	393	1,378	1,720
Audit, legal and other professional fees	280	302	875	927
Supplies and postage expenses	194	201	591	601
Investment advisory and custodial expenses	107	85	353	304
Other operating expenses	837	778	2,631	2,522
Total non-interest expense	11,208	10,520	34,113	32,075

Income before income taxes	4,074	3,204	12,244	7,219
Provision for income taxes	1,345	935	4,026	2,058

Net income	$2,729	$2,269	$8,218	$5,161

Basic earnings per share	$0.30	$0.28	$0.89	$0.63
Diluted earnings per share	$0.30	$0.28	$0.89	$0.63
Basic weighted average common shares outstanding	9,246,601	8,228,897	9,197,269	8,157,273
Diluted weighted average common shares outstanding	9,250,665	8,239,729	9,201,468	8,171,171

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2010

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2009	$91	$40,453	$65,042		$2,078	$107,664

Comprehensive income
Net income			8,218	$8,218		8,218
Other comprehensive income, net				1,685	1,685	1,685
Total comprehensive income				$9,903
Common stock dividend paid ($0.30 per share)			(2,755)			(2,755)
Common stock issued	1	901				902
Stock-based compensation	1	752				753
Balance at September 30, 2010	$93	$42,106	$70,505		$3,763	$116,467

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2010	2009
Cash flows from operating activities:
Net income	$8,218	$5,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,187	3,106
Depreciation and amortization	2,826	2,375
Amortization of intangible assets	76	99
Stock-based compensation expense	664	542
Mortgage loans originated for sale	(31,673)	(49,600)
Proceeds from mortgage loans sold	28,878	50,776
Gains on sales of loans	(392)	(526)
Gains on sales of OREO	(120)	—
Net gains on sales of investment securities	(777)	(971)
Other-than-temporary-impairment on investment securities	8	782
Income on bank-owned life insurance, net of costs	(422)	(407)
Changes in:
Accrued interest receivable	(159)	(147)
Prepaid expenses and other assets	(1,569)	2,967
Deferred income taxes	—	(1,349)
Accrued expenses and other liabilities	3,468	838
Accrued interest payable	(655)	(579)
Net cash provided by operating activities	11,558	13,067
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	5,330	39,505
Proceeds from maturities, calls and pay-downs of investment securities	38,435	40,471
Purchase of investment securities	(41,286)	(49,725)
Net increase in loans	(32,331)	(112,489)
Additions to premises and equipment, net	(4,097)	(2,999)
Proceeds from OREO sales and payments	1,556	632
Purchase of OREO	—	(340)
Net cash used in investing activities	(32,393)	(84,945)
Cash flows from financing activities:
Net increase in deposits	120,556	179,798
Net decrease in borrowed funds	(9,854)	(90,080)
Cash dividends paid	(2,755)	(2,321)
Proceeds from issuance of common stock	902	809
Proceeds from the exercise of common stock options	—	222
Tax benefit from the exercise of common stock options	—	13
Net cash provided by financing activities	108,849	88,441

Net increase in cash and cash equivalents	88,014	16,563
Cash and cash equivalents at beginning of period	32,610	25,276
Cash and cash equivalents at end of period	$120,624	$41,839

Supplemental financial data:
Cash Paid For: Interest	$8,362	$11,547
Income taxes	5,105	3,123
Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	—	10,639
Transfer from loans to other real estate owned	1,350	695

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The following table summarizes the components of other comprehensive income for the nine month periods ended September 30, 2010 and 2009.

(Dollars in thousands)	2010	2009

Gross unrealized holding gains on investments arising during the period	$3,421	$3,161
Income tax expense	(1,235)	(1,137)
Net unrealized holding gains, net of tax	2,186	2,024

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(8)	(782)
Income tax benefit	3	266
Reclassification adjustment for impairment realized, net of tax	(5)	(516)

Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains on sales of securities during the period	777	971
Income tax expense	(271)	(339)
Reclassification adjustment for gains realized, net of tax	506	632

Other comprehensive income, net of reclassifications	$1,685	$1,908

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2010.  The Company’s tax years beginning after December 31, 2006 are open to federal and state income tax examinations.

(6)                     Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2009 Annual Report on Form 10-K.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $223 thousand and $664 thousand for the three and nine months ended September 30, 2010, respectively, compared to $173 thousand and $542 thousand for the three and nine months ended September 30, 2009, respectively.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $143 thousand and $381 thousand for the three and nine months ended September 30, 2010, respectively, compared to $79 thousand and $183 thousand for the three and nine months ended September 30, 2009, respectively.

All of the restricted stock awards granted in 2010 and 2009 were granted in March of those years.

During the first quarter of 2010, the Company granted 77,963 shares of common stock in the form of restricted stock awards comprised of 70,475 shares awarded to employees, vesting over four years, and 7,488 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date. The 2010 awards vest, in each case, in equal portions starting on the first anniversary date of the award.  There have been 275 awards forfeited to date.

During the first quarter of 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, in each case starting on the first anniversary date of the award. There have been 357 awards forfeited to date.

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

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $57 thousand and $182 thousand for the three and nine months ended September 30, 2010, respectively, compared to $53 thousand and $212 thousand for the three and nine months ended September 30, 2009, respectively.

There were 63,775 and 51,050 stock option awards granted to employees in 2010 and 2009, respectively. All of the options granted in 2010 and 2009 were granted in March of those years and generally become exercisable at the rate of twenty-five percent per year on the anniversary date of the original grant, and provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Stock in Lieu of Directors’ Fees

Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $23 thousand and $101 thousand for the three and nine months ended September 30, 2010, respectively, compared to $41 thousand and $147 thousand for the three and nine months ended September 30, 2009, respectively.  In January 2010, 16,897 shares of common stock were issued to directors in lieu of cash fees related to 2009 annual directors’ stock-based compensation expense of $190 thousand.

(7)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan (SERPs)

The Company has salary continuation agreements with three of its senior officers.  These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age”.   Each officer has attained their individually defined retirement age and all participants are fully vested under the plan.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service Cost	$—	$41	$55	$123
Interest Cost	46	44	138	133
Net periodic benefit cost	$46	$85	$193	$256

Benefits paid amounted to $69 thousand for the three months and $183 thousand for the nine months ended September 30, 2010, compared to $60 thousand and $135 thousand for the three and nine months ended September 30, 2009, respectively.   The Company anticipates accruing an additional $46 thousand to the plan during the remainder of 2010.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at September 30, 2010 and December 31, 2009 amounted to $14.3 million and $13.8 million, respectively. There are no associated surrender charges under the outstanding policies.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2010	2009	2010	2009
Service Cost	$—	$5	$1	$15
Interest Cost	7	20	19	61
Net periodic post retirement benefit cost	$7	$25	$20	$76

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic weighted average common shares outstanding	9,246,601	8,228,897	9,197,269	8,157,273
Dilutive shares	4,064	10,832	4,199	13,898
Diluted weighted average common shares outstanding	9,250,665	8,239,729	9,201,468	8,171,171

Basic earnings per share	$0.30	$0.28	$0.89	$0.63
Effect of dilutive shares	—	—	—	—
Diluted earnings per share	$0.30	$0.28	$0.89	$0.63

For the nine months ended September 30, 2010, there was an additional 682,606 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(9)                     Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$31,165	$135	$—	$31,300
Federal agency mortgage backed securities (MBS) (1)	34,634	1,631	—	36,265
Non-agency MBS	2,733	66	—	2,799
Municipal securities	51,848	3,062	—	54,910
Total fixed income securities	120,380	4,894	—	125,274
Equity investments	3,096	969	10	4,055
Total available for sale securities, at fair value	123,476	5,863	10	129,329
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Total investment securities	$128,216	$5,863	$10	$134,069

	December 31, 2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency Obligations(1)	$25,653	$45	$67	$25,631
MBS(1)	39,299	606	168	39,737
Non-agency MBS	3,479	—	34	3,445
Municipal securities	59,278	1,466	152	60,592
Total fixed income securities	127,709	2,117	421	129,405
Equity investments	3,459	1,505	—	4,964
Total available for sale securities, at fair value	131,168	3,622	421	134,369
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$135,908	$3,622	$421	$139,109

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

At September 30, 2010, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 18%) invested in funds or individual common stock of entities in the financial services industry.  At September 30, 2010, after the minor impairment charge discussed below, the Company had seven investments in equity mutual funds or individual stocks having combined unrealized losses of $10 thousand which were short

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

term in nature. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities. Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at September 30, 2010.

During the nine months ended September 30, 2010, the Company recorded fair value impairment charges of $8 thousand, on a certain previously impaired equity investment contained in its equity portfolio.   During the nine months ended September 30, 2009, the Company recorded fair value impairment charges of $782 thousand, on certain investments contained in its equity portfolio, to reflect the impact of declines in the equities markets at that time. Management’s decision to record these charges was based primarily on the severity of the declines and the uncertainty of recovery in the short-term for these equities.  During the nine months ended September 30, 2010, the Company sold $1.6 million of previously impaired equity funds and recognized book gains of $752 thousand.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Company is required to purchase FHLB capital stock at par value in association with the Bank’s advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The FHLB is currently operating with retained earnings below its target level.  The FHLB has instituted a plan to increase retained earnings which includes suspending its quarterly dividend and a moratorium on the repurchase of excess capital stock from member banks, among other programs. If further deterioration in the FHLB financial condition or capital levels occurs, the FHLB capital stock may become other than temporarily impaired to some degree and its carrying value correspondingly reduced.  Management reviews its investment in FHLB stock for other than temporary impairment based on an assessment of the ultimate recoverability of the par value. Management’s most recent evaluation considered the long term nature of the investments, the liquidity position of the FHLB, actions taken by FHLB to address the issue, and the Company’s intent and ability to hold the investment for sufficient time to recover the par value.  Based on this review, management concluded that no other-than-temporary impairment charge on FHLB stock was necessary as of September 30, 2010.

(10)              Fair Value Measurements

The Financial Accounting Standard Board (“FASB”) defines the fair value of an asset or liability to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability. Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	September 30, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$125,274	$—	$125,274	$—
Equity securities	4,055	4,055	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	8,538	—	—	8,538
Other real estate owned	1,000	—	—	1,000

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Fair Value measures (continued)

	December 31, 2009	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,405	$—	$129,405	$—
Equity securities	4,964	4,964	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,912	—	—	7,912
Other real estate owned	1,086	—	—	1,086

During the nine months ended September 30, 2010 the Company did not have cause to transfer any assets between the fair value measurement levels.

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes, federal agency obligations, federal agency MBS, non-agency MBS, and municipal securities, as held at those periods.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 9, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at September 30, 2010 amounted to $2.7 million compared to $2.0 million at December 31, 2009, a net increase of $706 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. The carrying value of OREO property at September 30, 2010 was $1.0 million consisting of one property. The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties.  During 2010 two properties were added to OREO through foreclosure, one of which was sold in May 2010, and the five properties that had been held at December 31, 2009 were also sold during the period.  Net gains realized on these sales amounted to $120 thousand for the nine months ended September 30, 2010.  There were no gains or losses on OREO sales during the nine months ended September 30, 2009.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $44 thousand and $53 thousand at September 30, 2010 and December 31, 2009, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At September 30, 2010 and December 31, 2009, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

The carrying amount of FHLB stock reported approximates fair value.  See the discussion regarding FHLB stock in Note 9, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Loans: The fair value of loans was determined using discounted cash flow analysis, using interest rates currently being offered by the Company.  The incremental credit risk for non-accrual loans was considered in the determination of the fair value of the loans.  This method of estimating fair value does not incorporate the exit price concept of fair value.

Commitments: The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements. Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no significant change in fair value.

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2010 and December 31, 2009 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2010 and December 31, 2009.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2010 and December 31, 2009 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$120,624	$120,624	$32,610	$32,610
Investment securities	134,069	134,069	139,109	139,109
Loans, net	1,095,593	1,098,984	1,064,612	1,058,786
Accrued interest receivable	5,527	5,527	5,368	5,368

Financial liabilities:
Non-interest demand deposits	222,608	222,608	192,515	192,515
Interest bearing checking, savings, money market accounts (1)	771,012	771,012	655,401	655,401
Certificates of deposit (1)	271,884	272,385	297,032	297,431
Borrowed funds	15,022	15,116	24,876	24,927
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	665	665	1,320	1,320

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

In June 2009, the FASB amended its guidance related to transfers and servicing of financial assets and extinguishments of liabilities to address certain practices that have developed that the FASB determined are not consistent with the original intent and key requirements of the prior guidance, and to address concerns that financial assets that have been derecognized should continue to be reported in the financial statements of the transferors.  The guidance is intended to improve the information that a reporting entity provides in its financial reports about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows.   The appropriateness of derecognition is evaluated based on whether or not the transferor has surrendered control of the transferred assets.  The evaluation must consider any continuing involvement by the transferor in the financial assets.  New disclosure requirements must be applied to transfers that occurred both before and after the effective date of this new guidance, which is effective for the first interim and annual periods that begin after November 15, 2009 and for interim and annual periods thereafter.  Earlier application is prohibited.  The implementation of this guidance did not have a material impact on the Company’s financial position or results of operations.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Overview

Management believes that the current banking environment continues to provide many opportunities for community banks like Enterprise Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers.  Enterprise reported strong financial results and continued growth for the quarter and nine months ended September 30, 2010.  We continue to expand the branch network and invest in our infrastructure, communities and employees, in order to seize current market opportunities and position Enterprise for continued long-term growth.

Net income amounted to $2.7 million for the quarter ended September 30, 2010, compared to $2.3 million for the quarter ended September 30, 2009, an increase of 20%.  Net income for the nine months ended September 30, 2010 amounted to $8.2 million compared to $5.2 million for the comparable 2009 period, an increase of 59%.   Diluted earnings per share were $0.30 and $0.89 for the three and nine months ended September 30, 2010 compared to $0.28 and $0.63 for each of the same periods in 2009, increases of 7% and 41% respectively.

Total deposits, excluding brokered deposits, have grown 17% on an annualized basis since December 31, 2009.  During a period when many banks have experienced declining loan portfolios, loan balances have grown 4% on an annualized basis since December 31, 2009. The Company anticipates opening its third Southern New Hampshire location in Hudson within the next three to four months.

Composition of Earnings

The increase in net income is primarily attributed to growth in loans, deposits and investment assets under management from the 2009 levels, and an increase in net interest margin. Results for the 2009 year-to-date period were also negatively impacted by the FDIC special assessment and impairment charges on investment securities.

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

Net interest income for the quarter ended September 30, 2010 amounted to $13.9 million, an increase of $1.4 million, or 11%, compared to the September 2009 quarter.  Net interest income increased $5.6 million, or 16%, for the nine month period ended September 30, 2010 and amounted to $40.9 million, compared to $35.3 million for the nine months ended September 30, 2009.  The increase in net interest income over the comparable 2009 quarter and year-to-date periods was due primarily to loan growth. For the three months ended September 30, 2010, average loan balances increased $70.2 million compared to the three months ended September 30, 2009.  Average loan balances increased $102.8 million for the year-to-date period ended September 30, 2010 compared to the same period in 2009.  Additionally, net interest margin increased to 4.40% for the three months ended September 30, 2010 compared to 4.32% for the quarter ended September 30, 2009.  Net interest margin was 4.48% for the second quarter of 2010.  Year-to-date net interest margin was 4.44% and 4.23% for the nine months ended September 30, 2010 and 2009, respectively, and 4.28% for the year ended December 31, 2009.

The provision for loan losses amounted to $1.3 million for the three months ended September 30, 2010, compared to $1.1 million for the same period in 2009.  For the nine months ended September 30, 2010 and 2009, the provision for loan losses amounted to $3.2 million and $3.1 million, respectively.  The provision for loan losses during any period is a function of the level of loan growth and level of general non-performing loans and reserves for specific adversely classified loans and net charge-offs during that period.  Loan balances declined $1.7 million during the quarter ended September 30, 2010 compared to growth of $39.5 million for the same period in 2009. Loan growth during the first nine months of 2010 amounted to $31.7 million compared to $110.3 million for the same period in 2009. For the quarter ended September 30, 2010, the Company recorded net charge-offs of $1.6 million, compared to net charge-offs of $362 thousand for the comparable period ended September 30, 2009.   For the year-to-date period ended September 30, 2010, the Company recorded net charge-offs of $2.4 million, compared to net charge-offs of $887 thousand for the comparable period ended September 30, 2009.  Total non-performing assets to total assets were 1.36% at September 30, 2010, compared to 1.30% at September 30, 2009.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, and believes that current loan quality statistics are a function of the current economic environment and reflect more normalized levels compared to the historic lows of recent years. The allowance for loan losses to total loans ratio was 1.70% at September 30, 2010, compared to 1.68% at December 31, 2009 and 1.65% at September 30, 2009.

Non-interest income for the three months ended September 30, 2010 amounted to $2.7 million, an increase of $303 thousand, or 13%, compared to the same quarter last year, primarily resulting from an increase in investment advisory fees.   Non-interest income for the nine months ended September 30, 2010 amounted to $8.6 million, an increase of $1.5 million, or 21%, compared to the 2009 year-to-date period.  The increase in the current year-to-date period primarily resulted from increases in investment advisory fees, deposit service fees and gains on sales of other real estate owned and a reduction in the impairment charges on investment securities, partially offset by decreases in net gains on sales of investment securities and in gains on loan sales.

Non-interest expense for the three months ended September 30, 2010, amounted to $11.2 million, an increase of $688 thousand, or 7%, compared to the same quarter last year, which was due primarily to increases in compensation-related costs.  Non-interest expense for the nine months ended September 30, 2010, amounted to $34.1 million, an increase of $2 million, or 6%, compared to the same period in the prior year. This increase in non-interest expense was related primarily to the Company’s strategic growth initiatives resulting in increases in compensation-related costs, technology and advertising expenses, partially offset by a reduction in deposit insurance expense due to a special assessment in June 2009.

Effective tax rates

The effective tax rate for the nine months ended September 30, 2010 was 32.9% compared to 28.5% in the 2009 period.  The increase in the effective tax rate was primarily due to the higher level of taxable income as compared to 2009 levels, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.42 billion at September 30, 2010, an increase of 9% since December 31, 2009. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $31.7 million, or 3%, since December 31, 2009 and amounted to $1.11 billion, or 78% of total assets, at September 30, 2010, and have remained relatively flat as compared to the ending balance at June 30, 2010. Total commercial loans amounted to $952.3 million, or 85% of gross loans, which was consistent with the composition at December 31, 2009.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Although September 30, 2010 non-performing statistics have declined slightly since December 31, 2009, they have increased from the comparable 2009 period, as would be expected during the current economic environment and management does not consider this increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at September 30, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $134.1 million at September 30, 2010, or 9% of total assets, and was comparable to the ratio of 11% at December 31, 2009.

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

At September 30, 2010, deposits, excluding brokered deposits, amounted to $1.26 billion, representing $144.7 million, or 13%, in growth over December 31, 2009 balances. At September 30, 2010, higher cost savings and money market account balances increased $103.2 million, or 22%, primarily in the money market accounts, while checking account balances increased $38.7 million, or 10%, compared to balances at December 31, 2009.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.

Wholesale funding amounted to $18.1 million at September 30, 2010, compared to $51.4 million at December 31, 2009.  At September 30, 2010, there were $3.8 million in brokered deposits and $14.3 million in FHLB borrowings.  At December 31, 2009, wholesale funding included $27.9 million in brokered deposits and FHLB borrowings amounting to $23.5 million.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

The Company faces strong competition from multiple sources within its market area.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area. The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks allow them to compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, investment advisory assets, deposits and insurance services also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic delivery channels and internet based banks.

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition.  Notwithstanding the competition discussed above, management believes that customers continue to migrate from larger, national banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s product offerings, its customer service culture, and its investments in the communities we serve, as key elements in positioning Enterprise to take advantage of these market opportunities to grow deposits, loans,  investment assets under management, and insurance services with a focus on the needs of growing and established local businesses, professionals, non-profits and high net worth individuals.

The Company seeks to increase deposit share, in both existing and new markets, with continuous review of deposit product offerings targeted to customer needs, with focused and dynamic marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.   In the past two years, the Company has increased its branch network by two locations, and recently announced a new branch location in Hudson, NH, which is expected to open in the next three to four months, expanding its existing presence in Middlesex and Essex Counties of Massachusetts and in Southern New Hampshire.  During this time, the Company has also made significant investments in renovations to its established branches and operations centers, and relocated both the Salem and Derry NH branches to larger newly built facilities in response to strong growth in those markets.  The Company also recently completed construction of a secondary data center which eliminated the need to outsource this function and provides the Company more control and auxiliary network processing capabilities.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios, by utilizing a disciplined and consistent lending approach and conservative credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-one year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  The Company has built a reputation within its market area based on customer service and supporting the local communities, differentiating itself through its people, who act as trusted advisors to clients, possess strong technical skills, deliver a superior level of customer service, and uphold the Company’s core values, including deep community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and technology, delivered through consistent, responsive and superior personalized customer service by experienced local banking professionals, with in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.   Management believes that Enterprise is uniquely positioned, both financially and strategically, to take full advantage of the opportunities created by the current challenging banking landscape and recent industry consolidation within the local market.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic product delivery, branch expansion and ongoing updates and renovations of existing branches and operations facilities.  While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term consequences of the recent nationwide or regional recession, or possible lagging effects, could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock, could be negatively impacted by any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the current economic recession, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

In addition, any further changes in government regulation or oversight, including the recently enacted Dodd-Frank Act, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs or potential loss of revenue due to new regulations and their impact on the banking industry. This sweeping federal legislation covers a wide variety of topics, some of which relate directly to activities of community banks, such as Enterprise, while others of which are directed at larger, “systemically significant” institutions.  The full extent of the regulatory impact resulting from the Dodd-Frank Act will not be known for some time, as the various federal regulatory agencies will be required to draft and implement over 240 new regulations and the Government Accounting Office and other federal agencies are required to complete nearly 70 additional studies regarding various financial services industry issues that were raised during the legislative process.

Changes, prior to the enactment of the Dodd-Frank Act, in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s Transaction Account Guaranty Program have already increased the Company’s ongoing deposit insurance related costs.  What effects the new legislation and the FDIC’s future efforts to restore its Deposit Insurance Fund will have on these costs remains unclear at this time.

Additional significant challenges facing the Company continue to be the effective management of interest rate and credit risk, liquidity management, capital adequacy and operational risk.

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At September 30, 2010, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, recently announced revisions to international capital standards could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank. For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2010, see the section entitled “Capital Resources” contained in this Item 2 below.

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

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.   The Company is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulation, just as if the activity was performed by the Company itself.  Management has instituted a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; loss of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

The Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including: the inability of staff or customers to travel to or to access bank offices, the serious threat of widespread public health or safety concerns, and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan will be met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, “Risk Factors”, included in the Company’s 2009 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A of the 2009 Annual Report.

Financial Condition

Total assets increased $116.5 million, or 9%, since December 31, 2009, to $1.42 billion at September 30, 2010.  The balance sheet composition and changes since December are discussed below.

Short-term investments

As of September 30, 2010, short-term investments amounted to $96.8 million, or 7% of total assets, an increase of $90.0 million compared to December 31, 2009. Short-term investments are carried as cash equivalents and consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the timing of deposit inflows, investment sales proceeds and the immediate liquidity needs of the Company.

Investments

At September 30, 2010, the carrying value of the investment portfolio amounted to $134.1 million and declined by $5.0 million, or 4%, compared to December 31, 2009.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Federal agency obligations (1)	$31,300	$25,631	$27,254
Federal agency mortgage backed securities (MBS) (1)	36,265	39,737	42,433
Non-agency MBS	2,799	3,445	3,613
Municipal securities	54,910	60,592	58,625
Total fixed income securities	$125,274	$129,405	$131,925

Equity investments	4,055	4,964	6,239
Total available for sale securities at fair value	$129,329	$134,369	$138,164

Federal Home Loan Bank stock (2)	4,740	4,740	4,740
Total investment securities	$134,069	$139,109	$142,904

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

During the nine months ended September 2010, the Company sold $4.6 million in securities, and recognized net gains of $777 thousand.  During that same period, the total principal pay downs, calls and maturities on fixed income securities amounted to $38.4 million.  These portfolio cash inflows were offset by the purchase of $35.6 million in securities, primarily federal agency securities.

Net unrealized gains amounted to $5.9 million at September 30, 2010 compared to $3.2 million at December 31, 2009 and $4.7 million at September 30, 2009.  See Note 9, “Investment Securities,” and Note 10, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $36.2 million at September 30, 2010.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $34.2 million at September 30, 2010.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $51.6 million at September 30, 2010.

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

Total loans increased $31.7 million, or 3%, compared to December 31, 2009, and $55.7 million, or 5%, since September 30, 2009.  Total loans represented 78% of total assets at September 30, 2010 and 83% at December 31, 2009.  The majority of the growth since December 31, 2009 has been focused in the commercial portfolio, as total commercial loans have increased $27.9 million, over the period.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$574,493	51.5%	$553,768	51.1%	$538,723	50.8%
Commercial and industrial	270,074	24.2%	263,151	24.3%	255,693	24.1%
Commercial construction	107,689	9.6%	107,467	9.9%	106,793	10.1%
Total commercial loans	952,256	85.3%	924,386	85.3%	901,209	85.0%

Residential mortgages	89,259	8.0%	90,468	8.3%	91,296	8.6%
Residential construction	3,379	0.3%	6,260	0.6%	5,857	0.5%
Home equity	63,684	5.7%	58,732	5.4%	55,879	5.3%
Consumer	3,736	0.4%	3,824	0.4%	4,936	0.5%
Loans held for sale	3,565	0.3%	378	0.0%	946	0.1%
Gross loans	1,115,879	100.0%	1,084,048	100.0%	1,060,123	100.0%
Deferred fees, net	(1,301)		(1,218)		(1,225)
Total loans	1,114,578		1,082,830		1,058,898

Allowance for loan losses	(18,985)		(18,218)		(17,488)
Net loans	$1,095,593		$1,064,612		$1,041,410

Commercial real estate loans increased $20.7 million, or 4%, as of September 30, 2010, compared to December 31, 2009, and 7% compared to September 30, 2009.  Commercial real estate loans include loans secured by both owner-occupied and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping malls or other commercial property.

Commercial and industrial loans increased by $6.9 million, or 3%, since December 31, 2009, and 6% as compared to September 30, 2009.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs. These commercial and industrial loans include unsecured loans or lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment and/or receivables.  Commercial and industrial loans are generally guaranteed by the principals of the borrower.

Commercial construction loans were relatively flat compared to December 31, 2009, and September 30, 2009. This reflects the limited new construction projects by qualified builders due to the current economic conditions in the construction industry.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 14% of the total loan portfolio at September 30, 2010 and 15% at December 31, 2009.  These loans remained relatively flat since December 31, 2009 and increased by $2.1 million, or 1%, since September 30, 2009.  The increase was primarily within the home equity portfolio.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead sells the loans on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales. During the three months ended September 30, 2010, the Company originated $15.4 million in residential loans designated for sale, compared to $10.9 million for the comparable quarter in the prior year. During the nine months ended September 30, 2010, the Company originated $31.7 million in residential loans designated for sale, compared to $49.6 million for the comparable period in the prior year.  The decrease in the year to date volume of residential loan production was primarily due to declining residential loan rates in the early part of 2009.   In the latter half of 2009 through June 2010, residential loan rates remained fairly consistent, but subsequently declined in the third quarter of 2010, triggering additional refinance activity.  Loans sold generated gains on sales of $392 thousand and $526 thousand for the nine month periods ended September 30, 2010 and 2009, respectively.

At September 30, 2010, the Company had commercial loan balances participated out to various banks amounting to $36.8 million, compared to $34.7 million at December 31, 2009, and $30.9 million at September 30, 2009.  Balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership and amounted to $32.0 million, $31.5 million and $32.9 million at September 30, 2010, December 31, 2009 and September 30, 2009, respectively.  The Company performs an independent credit analysis of each commitment prior to participation in any loan.

Loans designated as qualified collateral for FHLB borrowing capacity amounted to $281.1 million and $301.9 million at September 30, 2010 and December 31, 2009, respectively.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, guarantors on the loans, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The allowance for loan losses to total loans ratio was 1.70% and 1.68% at September 30, 2010 and December 31, 2009 respectively, compared to the September 30, 2009 ratio of 1.65%.  Based on the foregoing, as well as management’s judgment as to the risks inherent in the loan portfolio, the Company’s allowance for loan losses was deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2010.

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

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	September 30, 2010	December 31, 2009	September 30, 2009

Commercial real estate	$8,845	$11,789	$10,324
Commercial and industrial	6,742	2,748	2,923
Commercial construction	1,043	4,662	1,193
Residential	1,474	1,379	1,278
Home Equity	135	18	305
Consumer	4	8	15
Total non-accrual loans	18,243	20,604	16,038
Overdrafts > 90 days past due	34	5	7
Total non-performing loans	18,277	20,609	16,045
Other real estate owned (“OREO”)	1,000	1,086	721
Total non-performing assets	$19,277	$21,695	$16,766

Total Loans	$1,114,578	$1,082,830	$1,058,898
Accruing restructured loans not included above	24,746	20,125	19,800
Delinquent loans 60 — 89 day past due	1,870	2,104	1,285

Non-performing loans to total loans	1.64%	1.90%	1.52%
Non-performing assets to total assets	1.36%	1.66%	1.30%
Loans 60-89 days past due to total loans	0.17%	0.19%	0.12%
Adversely classified loans to total loans	2.01%	2.38%	2.17%

Allowance for loan losses	$18,985	$18,218	$17,488
Allowance for loan losses: Non-performing loans	103.87%	88.40%	109.00%
Allowance for loan losses: Total loans	1.70%	1.68%	1.65%

In general, non-performing statistics trended upward since early 2009, which is consistent with the regional economic environment and its impact on the local commercial markets.  Management does not consider the September 2010 levels to be significantly different than the levels at December 31, 2009.  Management believes that the recent levels of non-performing statistics are reflective of more normalized commercial credit statistics compared to the historically low statistics seen in 2004 through 2007.

The $2.3 million net decrease in total non-performing loans, since December 31, 2009, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was due primarily to net reductions within the commercial real estate and construction portfolios, partially offset by increases primarily within the commercial and industrial portfolio.  The non-performing loan reductions were primarily due to larger payoffs and settlement of $3.1 million (within the commercial real estate and commercial construction loan portfolio), charge-offs of $2.5 million, $1.4 million transfers to OREO, an upgrade of $2.3 million to performing status (in the commercial real estate portfolio), and payments applied to principal.  These reductions were partially offset by $6.9 million of non-performing loans added primarily within the commercial real estate and commercial and industrial portfolios.  The majority of non-accrual loans at September 30, 2010, were also carried as impaired loans during the period, and are discussed further below.

Total impaired loans amounted to $42.8 million and $39.7 million at September 30, 2010 and December 31, 2009, respectively.  Total accruing impaired loans amounted to $25.3 million and $20.2 million at September 30, 2010 and December 31, 2009, respectively, while non—accrual impaired commercial loans amounted to $17.5 million and $19.5 million at September 30, 2010 and December 31, 2009, respectively.  Total loans added to impaired status during 2010 amounted to $12.8 million, that included eleven larger commercial relationships amounting to $10.9 million, which were partially offset by net paydowns and reductions of impaired balances related primarily to the non-performing loan reductions discussed above.

In management’s opinion the majority of impaired loan balances at September 30, 2010 were adequately supported by expected future cash flows or the net realizable value of the underlying collateral and management expects that the majority of these principal advances will ultimately be collected.  Based on management’s assessment at September 30, 2010, impaired loans amounting to $31.6 million required no specific reserves and impaired loans totaling $11.2 million required specific reserves of $2.7 million.   At December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above, as of September 30, 2010 and December 31, 2009 were $35.2 million and $28.3 million, respectively.  The increase was due primarily to the addition of the impaired accruing relationships referred to above.  TDR loans on accrual status amounted to $24.7 million and $20.1 million at September 30, 2010 and December 31, 2009, respectively.  Restructured loans included in non-performing loans amounted to $10.4 million and $8.2 million at September 30, 2010 and December 31, 2009, respectively.  The Company continues to work closely with classified relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At September 30, 2010, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $22.4 million, compared to $25.8 million at December 31, 2009.  There was $9 thousand and $13 thousand classified as “Loss” at September 30, 2010, and December 31, 2009, respectively, which were subsequently charged off.  Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $5.9 million and $7.0 million, at September 30, 2010 and December 31, 2009, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $16.4 million and $18.8 million at September 30, 2010 and December 31, 2009, respectively.  Non-accrual loans that were not adversely classified amounted to $1.8 million at both September 30, 2010 and December 31, 2009 and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The carrying value of OREO property at September 30, 2010 was $1.0 million consisting of one property. The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties.  During 2010 two properties were added to OREO through foreclosure, one of which was sold in May 2010, and the five properties that had been held at December 31, 2009 were also sold during the period.  Net gains realized on these sales amounted to $120 thousand for the nine months ended September 30, 2010.  There were no gains or losses on OREO sales during the nine months ended September 30, 2009.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2010	2009

Balance at beginning of year	$18,218	$15,269

Charged-off loans:
Commercial real estate	(619)	(272)
Commercial and industrial	(536)	(820)
Commercial construction	(1,245)	—
Residential	(25)	(76)
Home equity	—	(34)
Consumer	(44)	(83)
Total Charged off	(2,469)	(1,285)

Recoveries on charged-off loans:
Commercial real estate	1	210
Commercial and industrial	34	71
Commercial construction	—	3
Residential	—	—
Home equity	—	7
Consumer	14	107
Total recoveries	49	398

Net loans charged-off	(2,420)	(887)

Provision charged to operations	3,187	3,106
Balance at September 30,	$18,985	$17,488

Annualized net loans charged-off: Average loans outstanding	0.29%	0.12%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  As a result of nationwide bank failures in 2008 and 2009, the FDIC took several actions in order to restore the DIF reserves, which included increases in insurance premium assessments and special surcharges for all insured institutions in June 2009.  The FDIC also required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At September 30, 2010, the Company carried the remaining balance of its prepaid assessment totaling approximately $4.6 million as a prepaid asset on its balance sheet.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate or payment schedules.

Deposits

Total deposits increased $120.6 million, or 11%, compared to December 31, 2009, and increased $137.8 million, or 12%, since September 30, 2009.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$222,608	17.6%	$192,515	16.8%	$180,029	16.0%
Interest bearing checking	194,292	15.3%	185,693	16.2%	168,126	14.9%
Total checking	416,900	32.9%	378,208	33.0%	348,155	30.9%

Retail savings/money markets	240,421	19.0%	198,928	17.4%	171,212	15.2%
Commercial savings/money markets	332,485	26.3%	270,780	23.7%	260,657	23.1%
Total savings/money markets	572,906	45.3%	469,708	41.1%	431,869	38.3%

Certificates of deposit	271,884	21.5%	269,120	23.5%	259,481	23.0%
Total non-brokered deposits	1,261,690	99.7%	1,117,036	97.6%	1,039,505	92.2%
Brokered Deposits(1)	3,814	0.3%	27,912	2.4%	88,196	7.8%
Total deposits	$1,265,504	100.0%	$1,144,948	100.0%	$1,127,701	100.0%

(1)          Brokered deposits include time deposits originated through the Certificate of Deposit Account Registry (“CDAR”) nationwide network, and money market deposits originated through the “Demand Deposit Marketplace”.

Excluding brokered deposits, deposit balances increased $144.7 million, or 13%, since December 31, 2009.  At September 30, 2010, higher cost savings and money market account balances increased $103.2 million, or 22%, primarily in the money market accounts, while checking account balances increased $38.7 million, or 10%, over this period. The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

From time to time, management utilizes both brokered deposits and FHLB borrowings (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth.  As of September 30, 2010, brokered deposits decreased by $24.1 million compared to December 31, 2009, due primarily to the strong deposit growth during the period.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”) and FHLB borrowings, decreased $9.9 million, or 40%, since December 31, 2009, and decreased $16.1 million, or 52%, since September 30, 2009, due primarily to the strong deposit growth during the period.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	September 30, 2010		December 31, 2009		September 30, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Repurchase agreements	$762	5.1%	$1,416	5.7%	$1,415	4.5%
FHLB borrowings	14,260	94.9%	23,460	94.3%	29,755	95.5%
Total borrowed funds	$15,022	100.0%	$24,876	100.0%	$31,170	100.0%

At September 30, 2010, the Bank had the capacity to borrow additional funds from the FHLB of up to $173 million and capacity to borrow from the FRB of $48 million.

Investment assets under management

The Company provides a wide range of investment advisory and management services, including brokerage, trust, and investment management (together, “investment advisory services”).  The market values of these components are affected by fluctuations in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September, 30 2010	December 31, 2009	September, 30 2009

Investment advisory assets	$460,716	$421,466	$406,519
Commercial sweep accounts	13,489	11,577	15,034
Investment assets under management	$474,205	$433,043	$421,553

Investment advisory assets increased $39.3 million, or 9%, since December 31, 2009 and $54.2 million, or 13%, since September 30, 2009.  The increase is attributable primarily to asset growth, both from new business and market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $1.96 billion at September 30, 2010, $1.79 billion at December 31, 2009, and $1.75 billion at September 30, 2009.

Accounting Policies/Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles; management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2009  Annual Report on Form 10-K.

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

Capital Resources

As of September 30, 2010, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of September 30, 2010 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$132,384	11.39%	$93,012	8.00%	$116,265	10.00%

Tier 1 Capital (to risk weighted assets)	$117,365	10.09%	$46,506	4.00%	$69,759	6.00%

Tier 1 Capital (to average assets)	$117,365	8.68%	$54,100	4.00%	$67,625	5.00%*

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.   Shareholders utilized the DRP to invest $902 thousand of the $2.8 million cash dividend paid through September 30, 2010, into 79,836 shares of the Company’s common stock.

As previously announced on October 19, 2010, the Company declared a quarterly dividend of $0.10 per share to be paid on December 1, 2010, to shareholders of record as of November 10, 2010. The quarterly dividend represents a 5.3% increase over the 2009 dividend rate.

Results of Operations

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Unless otherwise indicated, the reported results are for the three months ended September 30, 2010 with the “comparable period”, and “prior period” being the three months ended September 30, 2009. Average yields are presented on a tax equivalent basis.

The Company reported third quarter 2010 net income of $2.7 million compared to $2.3 million for the same period in 2009, an increase of 20%.  Diluted earnings per common share were $0.30 for the three months ended September 30, 2010 and $0.28 for the comparable period, an increase of 7%.

The increase in net income for the quarter ended September 30, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income, partially offset by increases in non-interest expenses.

Net Interest Income

The Company’s net interest income for the quarter ended September 30, 2010 amounted to $13.9 million, compared to $12.5 million in the September 2009 quarter, an increase of $1.4 million, or 11%. The increase in net interest income over the comparable period was due primarily to loan growth and to a lesser extent the net interest margin increase noted below.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.40% for the three months ended September 30, 2010, compared to 4.32% in the comparable 2009 period. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields during the past year.  The cost of funding declined by 34 basis points compared to the three months ended September 30, 2009, while interest earning asset yields declined 26 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$613	$971	$(327)	$(31)
Investments (1)	(51)	279	(310)	(20)
Total interest earnings assets	562	1,250	(637)	(51)

Interest Expense
Int chkg, savings and money market	14	274	(220)	(40)
Certificates of deposit	(633)	(5)	(632)	4
Brokered certificates of deposit	(197)	(197)	—	—
Total Certificates of Deposit	(830)	(202)	(632)	4
Borrowed funds	(12)	(33)	72	(51)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(828)	39	(780)	(87)

Change in net interest income	$1,390	$1,211	$143	$36

(1)           Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2010 and 2009.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,115,812	$15,334	5.50%	$1,045,580	$14,721	5.63%
Investments (3)	170,043	1,019	2.95%	140,852	1,070	3.83%
Total interest earnings assets	1,285,855	16,353	5.16%	1,186,432	15,791	5.42%

Other assets	77,515			74,772

Total assets	$1,363,370			$1,261,204

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$724,020	1,123	0.61%	$581,294	1,109	0.76%
Certificates of deposit	268,730	1,002	1.48%	269,585	1,635	2.41%
Brokered certificates of deposit	—	—	—	60,979	197	1.28%
Borrowed funds	17,684	37	0.83%	57,288	49	0.34%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,021,259	2,456	0.95%	979,971	3,284	1.33%

Net interest rate spread			4.21%			4.09%

Demand deposits	215,876	—	—	174,283	—	—

Total deposits, borrowed funds and debentures	1,237,135	2,456	0.79%	1,154,254	3,284	1.13%

Other liabilities	11,504			11,376
Total liabilities	1,248,639			1,165,630

Stockholders’ equity	114,731			95,574

Total liabilities and stockholders’ equity	$1,363,370			$1,261,204

Net interest income		$13,897			$12,507

Net interest margin (tax equivalent)			4.40%			4.32%

(1)   Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $359 thousand and $382 thousand for the periods ended September 30, 2010 and September 30, 2009 respectively.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees.

(3)   Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Interest Income

For the third quarter of 2010, total interest income amounted to $16.4 million, an increase of $562 thousand, or 4%, compared to the prior period.  The increase resulted primarily from an increase of $99.4 million, or 8%, in the average balance of interest earning assets, primarily loans, partially offset by a 26 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $15.3 million for the quarter ended September 30, 2010, an increase of $613 thousand, or 4%, over the comparable period, due primarily to loan growth.  The average loan balances increased $70.2 million, or 7%, compared to the prior period, while the average yield on loans declined 13 basis points compared to the prior period and amounted to 5.50% for the three months ended September 30, 2010.

Total investment income, which represents the remainder of interest income, amounted to $1.0 million for the three months ended September 30, 2010, a decrease of $51 thousand, or 5%, compared to the prior period. The decrease resulted from the impact of an 88 basis point decrease in the average yield on investment securities and an increase in the amount of short term investments held by the Company, partially offset by an increase of $29.2 million, or 21%, in the average balances of investments over the comparable period.

Interest Expense

For the three months ended September 30, 2010, total interest expense amounted to $2.5 million, a decrease of $828 thousand, or 25%, compared to the prior period.  The decrease resulted primarily from a 34 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period and increases in the average balances of non-interest bearing deposits. This decrease was partially offset by the expense associated with the $41.3 million, or 4%, increase in the average balance of interest bearing funding sources primarily attributed to expansion and sales efforts to attract deposit relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  This deposit growth has provided the Company with the ability to reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.1 million for the quarter ended September 30, 2010, a decrease of $14 thousand, or 1%, compared to the same quarter in the prior period. The average cost of these accounts decreased 15 basis points to 0.61%, while the average balances increased $142.7 million, or 25%, compared to the prior period.  Average balance increases were noted primarily in money market accounts.  Included in average money market balances is $2.6 million in brokered deposits associated with a recently introduced brokered money market product.

Interest expense on total CDs (brokered and non-brokered) decreased $830 thousand, or 45%, compared to the prior period and amounted to $1.0 million for the three months ended September 30, 2010.

•      Non-Brokered CDs:

For the third quarter of 2010, interest expense on non-brokered CDs amounted to $1.0 million, a decrease of $633 thousand, or 39%, over the comparable period.  The average cost of non-brokered CDs decreased 93 basis points, to 1.48%, for the three months ended September 30, 2010, while average balances remained relatively flat compared to the prior period.

•      Brokered CDs:

There were no brokered CD balances in the third quarter of 2010, due to the increase in total deposits, therefore the interest expense on brokered CDs decreased $197 thousand, or 100%, over the comparable period. The average balance decreased $61.0 million, or 100% compared to the prior period.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $37 thousand for the third quarter of 2010, a decrease of $12 thousand, or 24%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $39.6 million, or 69%, partially offset by a 49 basis point increase in the average cost compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2010 and September 30, 2009.

The average balance of non-interest bearing demand deposits, for the three months ended September 30, 2010, increased $41.6 million, or 24%, as compared to the same period in 2009. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 18% and 16% of total average deposit balances for the three months ended September 30, 2010 and 2009, respectively.

Provision for Loan Loss

The provision for loan losses increased $135 thousand compared to the same period last year and amounted to $1.3 million for three months ended September 30, 2010. The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.

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

Non-Interest Income

Non-interest income for the three months ended September 30, 2010 amounted to $2.7 million, an increase of $303 thousand, or 13%, as compared to the three months ended September 30, 2009.  The significant changes are discussed below.

There were no security sales or material OTTI charges on investment securities in the third quarters of 2010 or 2009.

Investment advisory income increased $192 thousand, or 28%, in the three months ended September 30, 2010 compared to the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, achieved since the end of the comparable period in 2009.

Net gain on loan sales increased $60 thousand, or 41%, for the three months ended September 30, 2010 when compared to the same period in 2009 and resulted from the increase in volume of residential loan production in the current period due to the current low interest rates on residential mortgages. In the latter half of 2009 through June 2010, residential loan rates remained fairly consistent, but have declined in the third quarter of 2010.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2010 amounted to $11.2 million, an increase of $688 thousand, or 7%, compared to the same period in 2009. The significant changes are discussed below.

Salaries and employee benefits increased $545 thousand, or 9%. The increase was primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period, and increased expenses for performance-based incentive compensation and the companywide profit sharing plan.

For the three months ended September 30, 2010, deposit insurance premiums increased $76 thousand, or 19%, primarily due to deposit growth.

Income Tax Expense

Income tax expense for the three months ended September 30, 2010 and 2009 was $1.3 million and $935 thousand, respectively. The effective tax rate for the three months ended September 30, 2010 and 2009 was 33.0% and 29.2%, respectively.  The increase in the effective tax rate was primarily due to the higher level of taxable earnings in the current period, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

Results of Operations

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2010 with the “comparable period”, “prior year” and “prior period” being the nine months ended September 30, 2009. Average yields are presented on a tax equivalent basis.

The Company reported year-to-date 2010 net income of $8.2 million compared to $5.2 million for the same period in 2009, an increase of 59%.  Diluted earnings per common share were $0.89 for the nine months ended September 30, 2010 compared to $0.63 for the comparable 2009 period, an increase of 41%.

The increase in net income for the nine months ended September 30, 2010, when compared to the same period in 2009, was primarily due to increases in net interest income and non-interest income from growth, partially offset by increases in non-interest expenses. Results for the 2009 year-to-date period were also negatively impacted by the FDIC special assessment and impairment charges on investment securities.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2010 was $40.9 million compared to $35.3 million for the nine months ended September 30, 2009, an increase of $5.6 million, or 16%.  The increase in net interest income over the comparable period was due primarily to loan growth and the net interest margin increase noted below.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was 4.44% for the nine months ended September 30, 2010, compared to 4.23% in the comparable 2009 period. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields during the past year.  The cost of funding declined by 46 basis points compared to the nine months ended September 30, 2009, while interest earning asset yields declined 25 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$3,021	$4,341	$(1,154)	$(166)
Investments (1)	(661)	322	(1,017)	34
Total interest earnings assets	2,360	4,663	(2,171)	(132)

Interest Expense
Int chkg, savings and money market	(229)	1,209	(1,098)	(340)
Certificates of deposit	(2,124)	185	(2,235)	(74)
Brokered certificates of deposit	(841)	(825)	(433)	417
Total Certificates of Deposit	(2,965)	(640)	(2,668)	343
Borrowed funds	(67)	(126)	162	(103)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(3,261)	443	(3,604)	(100)

Change in net interest income	$5,621	$4,220	$1,433	$(32)

(1)   Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2010 and 2009.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,102,604	$45,457	5.55%	$999,792	$42,436	5.71%
Investments (3)	162,652	3,186	3.25%	152,279	3,847	4.14%
Total interest earnings assets	1,265,256	48,643	5.25%	1,152,071	46,283	5.50%

Other assets	76,376			72,358

Total assets	$1,341,632			$1,224,429

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$697,943	3,401	0.65%	$524,154	3,630	0.93%
Certificates of deposit	273,555	3,262	1.59%	264,453	5,386	2.72%
Brokered Certificates of deposit	2,831	17	0.80%	71,373	858	1.61%
Borrowed funds	31,925	144	0.60%	82,679	211	0.34%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	1,017,079	7,707	1.01%	953,484	10,968	1.54%

Net interest rate spread			4.24%			3.96%

Demand deposits	201,825	—	—	166,718	—	—

Total deposits, borrowed funds and debentures	1,218,904	7,707	0.85%	1,120,202	10,968	1.31%

Other liabilities	10,940			10,453
Total liabilities	1,229,844			1,130,655

Stockholders’ equity	111,788			93,774

Total liabilities and stockholders’ equity	$1,341,632			$1,224,429

Net interest income		$40,936			$35,315

Net interest margin (tax equivalent)			4.44%			4.23%

(1)   Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.1 million and $1.2 million for the periods ended September 30, 2010 and September 30, 2009 respectively.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees.

(3)   Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Interest Income

Total interest income amounted to $48.6 million for the nine months ended September 30, 2010, an increase of $2.4 million, or 5%, compared to the prior period.  The increase resulted primarily from an increase of $113.2 million, or 10%, in the average balance of interest earning assets, partially offset by a 25 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $45.5 million, an increase of $3.0 million, or 7%, over the comparable period, due primarily to loan growth.  The average loan balances increased $102.8 million, or 10%, compared to the prior period, while the average yield on loans declined 16 basis points over the same period and amounted to 5.55% for the nine months ended September 30, 2010.

Total investment income, which represents the remainder of interest income, amounted to $3.2 million for the nine months ended September 30, 2010, a decrease of $661 thousand, or 17%, compared to the prior period. The decrease resulted from the impact of an 89 basis point decrease in the average yield on investment securities.  The decrease in yield resulted from the lower interest rate market and an increase in the amount of short term investments held by the Company.  The average balances of investments increased $10.4 million or 7%, compared to the prior comparable period.

Interest Expense

For the nine months ended September 30, 2010, total interest expense amounted to $7.7 million, a decrease of $3.3 million, or 30%, compared to the prior period.  The decrease resulted primarily from a 46 basis point decline in the average cost of funding due to the reduction in market interest rates over the period and increases in the average balances of non-interest bearing deposits. This decrease was partially offset by the expense associated with the $63.6 million, or 7%, increase in the average balance of interest bearing funding sources primarily attributed to expansion and sales efforts to attract deposit relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $3.4 million for the nine months ended September 30, 2010, a decrease of $229 thousand, or 6%, over the same period in the prior year. The average cost of these accounts decreased 28 basis points to 0.65%, while the average balances increased $173.8 million, or 33%, compared to the prior period.  Average balance increases were noted primarily in our money market accounts.  Included in average money market balances is $1.1 million in brokered deposits associated with a money market product introduced in the second quarter of 2010.

Interest expense on total CDs (brokered and non-brokered) decreased $3.0 million, or 47%, compared to the prior period and amounted to $3.3 million for the nine months ended September 30, 2010.

•      Non-Brokered CDs:

Interest expense on non-brokered CDs amounted to $3.3 million, a decrease of $2.1 million, or 39%, over the comparable period.  The average cost of non-brokered CDs decreased 113 basis points, to 1.59% for the nine months ended September 30, 2010, while average balances increased $9.1 million, or 3%, compared to the prior period.

•      Brokered CDs:

Interest expense on brokered CDs amounted to $17 thousand, a decrease of $841 thousand, or 98%, over the comparable period. The decrease resulted from both lower balances and declines in rates. The average cost of brokered CDs decreased 81 basis points, to 0.80%, for the nine months ended September 30, 2010 and the average balances decreased by $68.5 million, or 96%, compared to the 2009 period, as deposit balances have increased as noted above.  There were no brokered CD balances in the second or third quarter of 2010.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $144 thousand, a decrease of $67 thousand, or 32%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $50.8 million compared to the prior period, due primarily to the deposit growth achieved over the period, partially offset by an increase of 26 basis points in the cost of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $883 thousand and 10.88% for both the nine months ended September 30, 2010 and September 30, 2009.

The average balance of non-interest bearing demand deposits, for the nine months ended September 30, 2010, increased $35.1 million, or 21%, as compared to the same period in 2009. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 17% and 16% of total average deposit balances for the nine months ended September 30, 2010 and 2009, respectively.

Provision for Loan Loss

The provision for loan losses increased $81 thousand compared to the same period last year and amounted to $3.2 million for the nine months ended September 30, 2010. The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.

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

Non-Interest Income

Non-interest income for the nine months ended September 30, 2010 amounted to $8.6 million, an increase of $1.5 million or 21%, as compared to the nine months ended September 30, 2009.  The significant changes are discussed below.

Net gains on security sales and OTTI charges on certain equity securities, combined, increased $580 thousand compared to the period ended September 30, 2009.  Net gains on security sales were $777 thousand in the nine months ended 2010 resulting from the sales of $4.6 million of investment securities, compared to net gains of $971 thousand from the sale of $38.5 million in investment securities in comparable 2009 period, primarily in the first quarter of 2009.  The OTTI charge on a certain previously impaired equity investment was $8 thousand in the first nine months of 2010, compared to OTTI charges of $782 thousand in the comparable period in 2009, based primarily on the severity of the declines in market values at that time and the uncertainty of recovery in the short-term for those equities.

Investment advisory fees increased $579 thousand, or 28%, in the first nine months of 2010 over the same period in the prior year. The increase in investment advisory fees primarily relates to net asset growth, both from market appreciation and new business.

Deposit service fees increased $231 thousand, or 8%, in the nine months ended September 30, 2010 as compared to the same period last year primarily in overdraft and electronic transaction fees.

Net gain on loan sales decreased $134 thousand, or 25%, for the nine months ended September 30, 2010 when compared to the same period in 2009 and resulted from the decrease in volume of residential loan production in the current period, primarily in the first half of 2010.

The increase in year to date 2010 other income over the same period in 2009 was primarily due to the sales of six properties in the first half of 2010 resulting in net gains on sales of OREO of $120 thousand.  There were no gains on sales of OREO during the same period in 2009.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2010 amounted to $34.1 million, an increase of $2 million, or 6%, compared to the same period in 2009. The significant changes are discussed below.

Salaries and employee benefits increased $1.6 million, or 9%. The increase was primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period, and increased expenses for performance-based incentive compensation and the companywide profit sharing plan.

Technology and telecommunications expense for the nine months ended September 30, 2010 increased $457 thousand, or 20%, over the same period last year, primarily due to growth and expansion costs to support the Company’s strategic initiatives, including the costs of a back-up data center, recently put into operation.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

Advertising and public relations expenses increased $252 thousand, or 17%, compared to the prior period. The increase primarily resulted from advertising and public relations costs which supported the Company’s expansion and business development efforts, including costs associated with the Bank’s second annual Celebration of Excellence which recognized local businesses and individuals for their commitment to the communities we serve.

For the nine months ended September 30, 2010, deposit insurance premiums decreased $342 thousand, or 20%, due to the $576 thousand expensed in the second quarter of 2009, related to the FDIC’s special assessment which applied to all insured banks, partially offset by deposit growth over the period.  Refer to item (m) “FDIC Deposit Insurance Assessment” contained in Note 1 “Summary of Significant Accounting Policies”, to the Company’s consolidated financial statements contained in the Company’s 2009 Annual Report on Form 10-K for further discussion of the FDIC assessment charges imposed in 2009.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2010 and 2009 was $4 million and $2.1 million respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 32.9% and 28.5%, respectively.  The increase in the effective tax rate was primarily due to the higher level of taxable earnings in the current period, and the diminished impact of non-taxable income from certain tax-exempt assets on higher earnings.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Company’s Asset-Liability Committee (“the committee”). The committee is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors. In addition, several directors who are not on the committee rotate in on a regular basis. Annually, the committee approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

The Company’s asset-liability management strategies and guidelines are reviewed on a periodic basis by management and presented and discussed with the committee on at least a quarterly basis.  These strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

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

The Company can be subject to net interest margin (“margin”) compression depending on the economic environment and the shape of the yield curve. Under the Company’s current balance sheet position, the Company’s margin generally performs slightly better over time in a rising rate environment and a parallel yield curve shift, while it generally decreases when the yield curve is flattening, inverted or declining.

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

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate. The Company experienced margin compression due to the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target Rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.  The Fed Funds Target Rate and the Prime Rate have remained unchanged since 2008 through September 30, 2010.

The Company’s margin improved during the latter half of 2009 and into mid 2010, as cost of funds continued to decline due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime Rate had already repriced downward in 2008 and early 2009.  During the third quarter of 2010 the Bank’s margin decreased 8 basis points as interest rates on earning assets continued to decline while deposit rates decreased at a slower rate due to competition in the marketplace for deposits.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  At September 30, 2010, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2010) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2009, other than the increased uncertainty regarding future regulatory burdens and other potential consequences resulting from the enactment of the Dodd-Frank Act, which is described in further detail in Item 2 of Part I above under the heading “Overview — Opportunities and Risks”.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended September 30, 2010.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2010.

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

ENTERPRISE BANCORP, INC.

DATE: November 9, 2010	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)