Form 10-K
period 2010-12-31
ENTERPRISE BANCORP INC /MA/
filed 2011-03-15
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $69,395,876 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 7, 2011, Common Stock - Par Value $01: 9,323,697 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 3, 2011 are incorporated by reference in Part III of this Form 10-K.

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

Market Area

The Company’s primary market area is the Merrimack Valley and North Central region of Massachusetts and Southern New Hampshire.  Enterprise has eighteen full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Methuen, Tewksbury, and Westford; and in the New Hampshire towns of Derry, Hudson and Salem, which serve those cities and towns as well as the surrounding communities.

Management believes that the Company has established a positive reputation within its market area as a dependable commercial-focused community bank.  Management is committed to differentiating the Company with consistent and exceptional customer service, a highly-trained and dedicated staff of knowledgeable banking professionals, open and honest communication with clients, and a committed focus on active community involvement which has lead to a strong referral network with business and community leaders.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of attracting deposits from the general public and investing in commercial loans and investment securities.  Through the bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and management, trust and insurance services.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and to target product lines to customer needs. These products and services are outlined below.

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

A management loan review committee, consisting of senior lending officers, loan review and accounting personnel, meets monthly and is responsible for setting loan policy and procedures, as well as reviewing loans on the internal “watched asset list” and classified loan report. An internal credit review committee, consisting of senior lending officers and loan review personnel, generally meets three times per month, or on an as needed basis, to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

The Executive Committee of the Company’s Board of Directors consists of five outside members of the Board and three executive officers who are also members of the Board, with several directors who are not on the committee rotating in on a regular basis.  The Executive Committee approves loan relationships exceeding certain prescribed dollar limits.  A Loan Committee, consisting of six outside members of the Board, and two executive officers who are also members of the Board, reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit related charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2010, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $25 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

•                  Commercial Real Estate, Commercial and Industrial, and Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

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

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.

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

•                  Home Equity Loans and Lines of Credit

Home equity loans are originated for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years.

The Company originates home equity lines for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate as published in the Wall Street Journal, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the lines are interest only payments. Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

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

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, money market and business sweep accounts, and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  A broad selection of deposit products are also offered to the general public, including personal interest checking accounts (“PIC”), savings accounts, money market accounts, individual retirement accounts (“IRA”) and term certificates of deposit (“CDs”). Terms on CDs typically range from one week to thirty months.

In addition to traditional in-house deposits, the Company also offers customers the ability to allocate money market deposits and CDs to networks of reciprocating Federal Deposit Insurance Corporation (the “FDIC”) insured banks. Money market deposits are placed into overnight deposits via the Demand Deposit Marketplace (“DDM”).  CDs are placed through the Certificate of Deposit Account Registry Service (“CDARS”) nationwide network.  This allows the Company to offer full FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the DDM and CDAR networks. In exchange, the other institutions place dollar-for-dollar matching deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company in increments that are covered by FDIC insurance and is available to fund local loan growth.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

In addition to on-balance sheet sweep products, third party money market mutual funds are also offered for commercial sweep accounts.  Management believes that commercial customers benefit from this product flexibility, while retaining a conservative investment option of high quality and safety.  The balances transferred into mutual funds do not represent obligations of the Company and are not insured by the FDIC.

Enterprise may also utilize brokered term and overnight deposits from a number of available sources, as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from one to twelve months. The Company may accept overnight brokered money market deposits, up to a predetermined, amount through a daily net settlement from the DDM network.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, “Enterprise Investment Advisors” and “Enterprise Financial Services.”

Investment advisory and management services are provided under the label “Enterprise Investment Advisors” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, endowments and retirement plans.  Investment management includes customized investment management and trust service.

Enterprise Investment Advisors utilizes an open-architecture, “manager of managers” approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients.  Since 2008, the Company has partnered with Fortigent Advisors,LLP, an investment research and due diligence firm, to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  Fortigent performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Complementing our open-architecture “manager of managers” approach, Enterprise Investment Advisors also offers the flexibility of an individually managed portfolio, for clients who prefer customized asset management, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.  Our secondary sources of research for our individually managed portfolios include Northern Trust, Goldman Sachs, Credit Suisse and Standard and Poors.

Enterprise Financial Services’ brokerage and management services are offered through a third party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor.

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

On-line Banking and Cash Management Services

Major on-line banking capabilities include the following: internal transfers; loan payments; bill payments; placement of stop payments; balance inquiries; access to images of checks paid; and access to prior period account statements.  In addition, business banking customers may take advantage of cash management services including remote deposit capture, ACH credit and debit origination, credit card processing, wholesale and retail lockbox, escrow management, NSF check recovery, coin and currency processing, controlled disbursement, check reconciliation, check fraud prevention, wire transfers, corporate credit cards, FDIC covered automated overnight investments and certificates of deposits, money market demand deposit accounts and certificates of deposit. Retail customers have the ability to open personal deposit and CD accounts and submit mortgage loan applications online.

On-line banking customers may connect to their Enterprise Bank accounts securely via personal computer or any internet-enabled phone, PDA or mobile device.  Mobile banking retail customers have the ability to check current account balances, view recent transactions and transfer funds between accounts; commercial customers can additionally conduct ACH transactions and wire transfers through mobile banking.

On-line and mobile banking utilize multiple layers of authentication, including personal identification numbers, and one-time passwords that change with every login.

Investment Activities

The investment portfolio activity is an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and municipal securities (“Municipals”). The Company has not purchased sub-prime mortgage-backed securities or capital stock of FNMA or FHLMC.  The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The Company may also invest in certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, registered mutual funds and unregistered funds, including private hedge funds, venture capital and private equity funds and “funds of funds” that may in turn invest in any of the foregoing.  The Company’s internal investment policy also limits the categories within the investment portfolio and sets target sector ranges as a percentage of the total portfolio. The effect of changes in interest rates, principal payments and market values are considered when purchasing securities.

The short-term investments classified as cash equivalents may be comprised of short-term U.S. Agency Discount Notes, money market mutual funds and overnight or short-term federal funds sold.  Short-term investments not carried as cash equivalents are classified as “other short-term investments.”

As of the balance sheet dates reflected in this annual report all of the investment securities within the portfolio (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). This assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual securities or mutual or other funds exhibit fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity. In addition, Management determines if it does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.  If a decline in the market value of an equity security is considered other than temporary, the cost basis of the individual security is written down to market value with a charge to earnings. In the case of fixed income securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a market price recovery or maturity, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit portion of the impairment charged to earnings.

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

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) Discount Window, through borrowing arrangements with correspondent banks and repurchase agreements with customers.

Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans and U.S. Government and Agency securities.  Borrowings from the FHLB have to date been utilized to fund short-term liquidity needs or specific lending projects under the FHLB’s community development programs. This facility is an integral component of the Company’s asset-liability management program.

The FRB Discount Window borrowing capacity is based on the pledge of qualifying collateral balances to the FRB.  At December 31, 2010, the collateral pledged for this FRB facility was comprised primarily of certain municipal securities from the investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

Pre-established overnight borrowing arrangements with large regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company.

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

Management believes that current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2010 and 2009, both the Company and the Bank qualified as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC.

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

Employees

At December 31, 2010, the Company employed 333 full-time equivalent employees, including 136 officers.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

Enterprise Bank currently uses outside vendors to design, support and host its internet website.  The underlying structure of the site allows for the ongoing maintenance of the information to be performed by authorized Company personnel.  The site provides information on the Company and its products and services. Users have the ability to open various deposit accounts as well as the ability to submit mortgage loan applications online. The site also provides the access point to a variety of specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; an ATM/Branch Locator/Map; and investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower protection policy, as well as the charters of the Board of Directors’ Audit, Compensation and Personnel, and Corporate Governance/Nominating committees.

In the Investor Relations section of the site, under the SEC Filings tab, the Company makes available copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Additionally, the site includes all registration statements that the Company has been required to file in connection with the issuance of its shares. The Company similarly makes available all insider stock ownership and transaction reports filed with the SEC by executive officers, directors and any 10% stockholders under Section 16 of the Securities Exchange Act of 1934 (Forms 3, 4 and 5). Access to all of these reports is made available free of charge and is essentially simultaneous with the SEC’s posting of these reports on its EDGAR system through the SEC website (www.SEC.gov). The Company’s internet web address is EnterpriseBanking.com.

Competition

Enterprise faces strong competition to generate loans, attract deposits, insurance business and investment advisory assets.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions have one or more offices in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions provides them with certain cost and pricing advantages as compared to taxable institutions.  Competition for loans, investment advisory assets, insurance business and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and other non-bank delivery channels.  Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

Management continually examines the Company’s product lines and technologies in order to maintain a highly competitive mix of offerings and delivery channels, and to target products to customer needs. Advances in, and the increased use of, technology, such as internet and mobile banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

See also “Supervision and Regulation” below, and Item 1A, “Risk Factors”, and “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further discussion on how new laws and regulations and other factors may affect the Company’s competitive position, growth and/or profitability.

Supervision and Regulation

General

Set forth below is a description of the significant elements of the laws and regulations applicable to the Company.  The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies.  A change in statutes, regulations or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business.

Regulatory Agencies

As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the Federal Reserve Bank of Boston (the “FRBB”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).

As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Massachusetts Commissioner of Banks (the “Commissioner”) and, with respect to the Bank’s New Hampshire branching operations, the New Hampshire Banking Department.  As a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.

Recent Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes to the regulation of the financial services industry.  Among other reforms, the Dodd-Frank Act includes provisions that are intended to accomplish the following objectives:

•                  Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection (the “CFPB”), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts.  Banking institutions with total assets of $10.0 billion or less, such as the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

•                  Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions, including the elimination of trust preferred securities as a source of Tier 1 capital.  The Company’s existing trust preferred securities will continue to qualify as Tier 1 capital, however, on a grand-fathered basis.

•                  Require the federal banking agencies to make their capital requirements for banks and bank holding companies countercyclical, so that the minimum amount of required capital increases in times of economic expansion and decreases in times of economic contraction.

•                  Change the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, eliminate the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•                  Impose comprehensive regulation of the over-the-counter derivatives market, including provisions that effectively prohibit insured depository institutions from conducting certain derivatives activities from within the institution.

•                  Implement corporate governance revisions, including executive compensation reporting obligations for financial institutions with total assets of more than $1.0 billion and executive compensation disclosure and proxy access requirements for all publicly traded companies.

•                  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts and Interest on Lawyers Trust accounts (or “IOLTA’s”) at all insured depository institutions, and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

•                  Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•                  Increase the Federal Reserve Board’s examination authority with respect to bank holding companies’ non-banking subsidiaries.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.

Small Business Lending Fund

On September 27, 2010, the Small Business Lending Fund (“SBLF”) program was created pursuant to the Small Business Jobs Act of 2010.  Under the SBLF program, with respect to stock institutions, such as the Company, the U.S. Treasury may invest in non-cumulative perpetual preferred stock issued by the institution, which is intended to qualify as Tier 1 capital under the applicable federal capital rules.  To be eligible, an institution must have total assets of less than $10.0 billion.  An institution with total assets of less than $1.0 billion may apply for funding of up to 5% of its total risk-weighted assets and an institution with totals assets of between $1.0 billion and less than $10.0 billion may apply for funding of up to 3% of its total risk-weighted assets.  The U.S. Treasury must consult with the institution’s primary federal banking regulator and any applicable state banking regulator in determining whether to approve an application for funding under the SBLF program.  Institutions on the FDIC’s problem bank list as of, or within 90 days prior to, the date of application, are ineligible to participate in the program.

Any investment by the U.S. Treasury under the SBLF program must generally be repaid within 10 years.  The rate at which dividends are payable to Treasury will vary between 1% and 5%, starting on the date of Treasury’s capital investment and continuing for the first nine full calendar quarters following such initial investment date, depending upon the amount of increase in the institution’s qualified small business lending, measured at the time of the initial investment and on a quarterly basis thereafter against a baseline lending amount calculated as the institution’s average qualified small business lending for the four calendar quarters ended on June 30, 2010.  At the start of the tenth calendar quarter following the initial date of investment, the dividend rate will be fixed at between 1% and 5%, depending upon the amount of increase in the institution’s qualified small business lending as measured at such time, unless the institution has not achieved any increase in its qualified small business lending at such time, in which case the dividend rate will be fixed at 7%.  Regardless of an institution’s increase in qualified small business lending, the dividend rate will increase to a fixed rate of 9% on the date that is 4½ years following the initial investment date and will remain at such rate until such time as the institution redeems Treasury’s investment.

Participation in the SBLF program is separate from Treasury’s existing Capital Purchase Program, which was established under its Troubled Asset Relief Program (“TARP”), and does not include the restrictions on executive compensation or the requirement to issue additional warrants that are part of the funding requirements under TARP.  The Company received initial approval to receive TARP funds, however after careful consideration the Board of Directors concluded that declining this government funding was in the best interest of the Company and its shareholders.

Applications to Treasury for participation in the SBLF program, along with an institution’s plan for increasing small business lending, which must be submitted to its primary federal banking regulator, are due by March 31, 2011.

The Company has not yet determined whether it will submit an application for participation in the SBLF program or, if it does submit an application that is approved, whether it will participate in the program and accept Treasury funding.  If the Company submits an application that is approved and it decides to participate in the program and accept Treasury funding, there is no assurance that the Bank will increase its qualified small business lending to levels sufficient to qualify for reduced dividend rates.

Bank Holding Company Regulation

As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve Board or the FRB may require.

Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.  The Company’s acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Massachusetts Board of Bank Incorporation.

Under the Bank Holding Company Act, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank prior to acquiring control of the Company or the Bank.  For purposes of the Bank Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.

The Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”) and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company.  The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.  A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.  Under the Change in Bank Control Act and applicable Massachusetts law, any person or group of persons acting in concert would also be required to file a written notice with the FDIC and the Commissioner before acquiring any such direct or indirect control of the Bank.

The Bank Holding Company Act also limits the investments and activities of bank holding companies.  In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, and various non-bank activities that are deemed to be closely related to banking.  The activities of the Company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve Board.

A bank holding company may also elect to become a “financial holding company”, by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the “Community Reinvestment Act”).  Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board.  The Company believes that the Bank, which is the Company’s sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company.  However, the Company has no current intention of seeking to become a financial holding company.  Such a course of action may become necessary or appropriate at some time in the future depending upon the Company’s strategic plan.

Under the Federal Reserve Board’s “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank.  The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support.  A bank holding company’s failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board’s regulations, or both.  The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company’s subsidiary bank fails to maintain adequate capital levels.

The Federal Reserve Board also has the power to order a bank holding company to terminate any activity or investment, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or investment or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any subsidiary bank of the bank holding company.

Bank Regulation

The Bank is subject to the supervision and regulation of the Commissioner and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department.  Federal and Massachusetts laws and regulations that specifically apply to the Bank’s business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions.  The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.

The FDIC and the Commissioner may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  If as a result of an examination, the Commissioner or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Commissioner and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:

•                  Requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;

•                  Directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be well capitalized and restrict its ability to engage in various activities;

•                  Restricting the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

•                  Requiring the Bank to enter into an informal or formal enforcement action to take corrective measures and cease unsafe and unsound practices, including requesting the board of directors to adopt a binding resolution or sign a memorandum of understanding or requesting the Bank to enter into consent order;

•                  Requiring prior approval for any changes in senior management or the board of directors;

•                  Removing officers and directors and assessing civil monetary penalties; and

•                  Taking possession of, closing and liquidating the Bank or appointing the FDIC as receiver under certain circumstances.

Under the Federal Deposit Insurance Act, as amended (the “FDIA”), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the DIF.  In addition, the Bank may also form, subject to the approvals of the Commissioner and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity.  In order to qualify for the authority to form a financial subsidiary, the Bank would be required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company.  The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Company has no current intention of doing so.  Such a course of action may become necessary or appropriate at some time in the future depending upon the Company’s strategic plan.

Capital Requirements

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements.  Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items.  In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories.  In addition to such risk adjusted capital requirement, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets.  Qualifying capital is classified depending on the type of capital as follows:

•                  “Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets.  In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital and to the extent grand-fathered in future years for bank holding companies of less than $15.0 billion in total assets under the Dodd-Frank Act;

•                  “Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses; and

•                  “Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio.  To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively.  At December 31, 2010, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under applicable Federal Reserve Board and FDIC capital rules.

Pursuant to federal regulations, banks and bank holding companies must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans.  The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case the affected institution may no longer be deemed well capitalized and may be subject to restrictions on various activities, including a bank’s ability to accept or renew brokered deposits.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

A new international accord, referred to as Basel II, became mandatory in 2008 for large internationally active banking organizations or “core” banks, defined as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more, and emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  Basel II did not apply to, and was not adopted by, the Company or the Bank.

In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III.  Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital, and total capital ratios, in amounts equal to 4.5%, 6.0% and 8.0% of risk-weighted assets, respectively, as well as maintaining a “capital conservation buffer” of 2.5% of risk-weighted assets.  The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019.  The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.

The long-term impact, if any, of the Basel III capital standards on smaller, domestic banking organizations, such as the Company and the Bank, remains unclear at this time, although the Dodd-Frank Act does require the federal banking agencies to incorporate counter-cyclical components into their capital adequacy rules.

Prompt Corrective Action

The federal banking agencies have issued regulations pursuant to the FDIA defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  A bank that may otherwise meet the minimum requirements to be classified as well-capitalized, adequately capitalized, or undercapitalized may be treated instead as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.  Under the prompt corrective action regulations, a bank that is deemed to be undercapitalized or in a lesser capital category will be required to submit to its primary federal banking regulator a capital restoration plan and to comply with the plan.  Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company’s aggregate liability in connection with providing such required assurances.  Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized.  A bank subject to prompt corrective action also may affect its parent holding company in other ways.  These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company.  In addition, the Federal Reserve Board may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank.  At each successive lower capital category, an insured bank may be subject to increased operating restrictions by its primary federal banking regulator.

Deposit Insurance

The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries.  The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.  On November 9, 2010, the FDIC Board of Directors also issued a final rule to implement a requirement under the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA’s from December 31, 2010, through December 31, 2012.  This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to each depositor under the FDIC’s general deposit insurance rules.

The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.  Since 2008, there have been higher levels of bank failures, which have dramatically increased resolution costs of the FDIC and depleted the DIF.  In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured depository institutions and may continue to do so in the future.  On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels.  These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company’s earnings.  In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF.  The FICO assessment rates, which are determined quarterly, averaged 0.0026% of insured deposits in fiscal 2010.  These assessments will continue until the FICO bonds mature in 2017.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”), which was adopted in October 2008 to strengthen public confidence and encourage liquidity in the nation’s banking system: the Transaction Account Guarantee Program (“TAGP”) (to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2010) and the Debt Guarantee Program (to guarantee certain unsecured debt of financial institutions and their holding companies through the earlier of the maturity date of the debt or June 30, 2012).  The Bank was a participant in the TAGP, which expired on December 31, 2010, and continues to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA’s pursuant to the Dodd-Frank Act requirement referred to above.  The Bank also applied for, and was approved for participation in the Debt Guarantee Program, which expired on October 31, 2009, although neither the Company nor the Bank issued any guaranteed debt at any time under the program.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base.  The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, will become effective April 1, 2011 and will be used to calculate the June 30, 2011 insurance premium assessments.

The Bank anticipates that its deposit insurance expense will decrease as a result of the changes to the Bank’s deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

Restrictions on Dividends and Other Capital Distributions

The Company’s ability to pay dividends on its shares depends primarily on dividends it receives from the Bank.  Both Massachusetts and federal law limit the payment of dividends by the Company and the Bank.  Under Massachusetts law, the Company is generally prohibited from paying a dividend or making any other distribution if, after making such distribution, it would be unable to pay its debts as they become due in the usual course of business, or if its total assets would be less than the sum of its total liabilities plus the amount that would be needed if it were dissolved at the time of the distribution, to satisfy any preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is made.  The Federal Reserve Board also has further authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices.  The Federal Reserve Board has issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.  It is also the Federal Reserve Board’s policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries.

Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income.  Generally, so long as the Bank remains adequately capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year to date plus retained net income for the two preceding years.  However, if the Bank’s capital becomes impaired or the FDIC or Commissioner otherwise determines that the Bank is in need of more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.

Operations and Consumer Compliance Laws

The Bank must comply with numerous federal anti-money laundering and consumer protection statutes and implement regulations, including but not limited to the Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, the USA PATRIOT Act of 2001, the Bank Secrecy Act, the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various other federal and state privacy protection laws.  Failure to comply in any material respect with any of these laws could subject the Bank to lawsuits and could also result in administrative penalties, including fines and reimbursements.  The Company and the Bank are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply in any material respect with any of these laws and regulations could subject the Bank to various penalties, including but not limited to enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

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

Although the recent recession that ended in Mid-2009 did not impact the New England region as severely as many other regions of the country and the effect on the local economy lagged the rest of the country, any long-term continuation of these national and global trends, or deterioration of the recovery progress, as well as any possible subsequent effects of these trends, could further weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways.  Potential adverse effects on the Company could include: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

In addition to the consequences of the current economic environment, any significant and sustained decline in general economic conditions caused by acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, market interest rate changes, or other factors, could also impact local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and are also of typically larger balances. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

The Company sells residential mortgage loans in the secondary mortgage market.  Potential changes to this market resulting from any possible government restrictions on, or restructuring of, FNMA and FHLMC or from any new regulations in this area could impact the Company’s ability to generate and/or sell these loans.

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

The Company May Need to Increase the Allowance for Loan Losses

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management.  Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

If an investment’s value is deemed other than temporarily impaired, then the Company is required to write down the carrying value of the investment which may involve a charge to earnings.  The determination of the level of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  In recent years, the FHLB had suspended its quarterly dividend and placed a moratorium on the repurchase of excess capital stock from member banks, among other programs, to increase its capital levels.  However, in February 2011, the FHLB reported improved profitability and capital levels, and announced a fourth quarter dividend on capital stock balances to be paid March 2, 2011.  The FHLB also noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At December 31, 2010, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs. See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company’s Liquidity.”

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

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity

The Company’s external funding sources include borrowing capacity in the brokered deposit markets, at the FHLB and FRB, and through other borrowing arrangements with correspondent banks, as well as accessing the public equity market through an offering of the Company’s stock. The Company has in the past also raised capital through the issuance of trust preferred securities, which was a common means of raising capital previously used by many large and small banking organizations, but which is no longer available due to changes in both capital markets and regulatory capital requirements.  If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated (as has occurred in the case of trust preferred securities) the Company may not be able to raise adequate funds or may incur substantially higher funding cost or operating restrictions in order to raise the necessary funds. Any such increase in funding cost or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business”, and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Liquidity”, which is included in the section entitled “Financial Condition”, for further information regarding the Company’s sources of contingent Liquidity.

Increased Reliance on Borrowings and Brokered Deposits as Sources of Funds Could Adversely Affect the Company’s Profitability

The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding the recent declines in overnight borrowing rates).  If, as a result of competitive pressures, market interest rates, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business”, and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Liquidity”, which is included in the section entitled “Financial Condition”, for further information regarding the Company’s sources of contingent liquidity.

The Use of Independent Investment Research Firms Expose the Company to Additional Risk

The Company relies on outside investment research and due diligence information, which is provided by several professional independent investment research firms, in selecting both independent management firms and individual securities for the Company’s investment advisory clients.   These firms are subject to a variety of risks and uncertainties, including significant exposures to changes in financial market conditions, including the impact of changes in interest rates, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things, which could adversely impact the fair market value of customer portfolios.  Additionally, these firms are subject to risk associated with poor investment decisions, turnover in key personnel, internal and external securities fraud, information security or data breach, and financial losses, among others.  Any risk that affects these independent firms could in turn expose the Company itself to various risks.  The risks to the Company include but are not limited to, the loss of customer business, damage to the Company’s reputation, exposure of the Company to civil litigation and possible financial liability, and a reduction in fee income, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Capital Levels Could Fall Below Regulatory Minimums

The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements may subject the Company and/or the Bank to various enforcement actions.  If the Company’s capital levels decline and the Company is unable to raise additional capital to offset that decline, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital level could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business”, for additional information regarding regulatory capital requirements for the Company and the Bank.

The Company is Subject to Extensive Government Regulation and Supervision

The Company is subject to extensive federal and state regulation and supervision.  Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of shareholders.  These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things.  Federal and state statutes and related regulations, including tax policy and corporate governance rules, can significantly affect the way in which bank holding companies, and public companies in general, conduct business.  Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of existing statutes, regulations or policies, or new laws, regulation or accounting rules aimed at addressing the perceived causes of the recent financial crisis, could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the Company.

The Company Operates in a Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, and other community banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks, other financial intermediaries and non-bank electronic delivery channels.

See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive issues facing the Company.

Failure to Keep Pace With Technological Change Could Affect the Company’s Profitability

The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Several of the Company’s competitors have substantially greater resources to invest in technological improvements.  Failure to successfully keep pace with technological changes affecting the banking industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Information Systems Could Experience an Interruption or Breach in Security

The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s communication or information systems could disrupt the Company’s ability to conduct business and process transactions.  Additionally, any failure or breach of customers’ home, business or mobile information system could also impact the integrity of the Company’s information systems.  Any breakdown in information system integrity could result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Controls and Procedures Could Fail or Be Circumvented by Theft, Fraud or Robbery

Management regularly reviews and updates the Company’s internal controls over financial reporting, disclosure controls and procedures, corporate governance policies and procedures and security controls, including information and physical security, to prevent and detect theft, fraud or robbery.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview”, which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, for further information regarding the Company’s operational risk management.

The Company May Experience a Prolonged Interruption in Ability to Conduct Business

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

Slower than Expected Growth in New Branches and Products Could Adversely Affect the Company’s Profitability

The Company has placed a strategic emphasis on expanding the Bank’s branch network and market share.  Executing this strategy carries risks of slower than anticipated growth in new branches or new geographic market areas.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues and net income generated by such investments. In addition, new branches require the approval of various regulatory agencies, which may or may not approve the Company’s application for a branch. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect the Company’s growth and profitability.

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Shareholders’ Value

The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service provides, and others, with whom the Company conducts business or potential future business.  Any negative publicity, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation.   Any damage to the Company’s reputation could affect its ability to retain and develop the business relationship necessary to conduct business which in turn could negatively impact the

Company’s financial condition, results of operation and the market price of the Company’s common stock.

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

The Carrying Value of the Company’s Goodwill Could Become Impaired

In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded book value (i.e., the net book value of its recorded assets and liabilities). This may occur, for example, when the estimated fair value of the Company declines due to changes in the assumptions and inputs used in management’s estimate of fair value.  A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to operations.  Any write down of goodwill will result in a decrease in net income and, depending upon the magnitude of the charge, could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, under the heading “Impairment Review of Goodwill”, which is contained in the “Critical Accounting Estimates” section, for further information regarding the process by which the Company determines whether  an impairment of goodwill has occurred.

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

Directors and Executive Officers Own a Significant Portion of Common Stock

The Company’s directors and executive officers as a group beneficially own approximately 28% of the Company’s outstanding common stock as of December 31, 2010. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

Item 1B.                          Unresolved Staff Comments

None.

Item 2.                                 Properties

The Company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  The Company currently has eighteen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  The Company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the Company as of December 31, 2010. All locations are in Massachusetts unless otherwise noted.

OWNED OR
BRANCH LOCATION	LEASED
Acton
340 Great Road	Leased
Andover
8 High Street	Leased
Billerica
674 Boston Road	Owned
Chelmsford
20 Drum Hill Road	Owned
185 Littleton Road	Owned
Derry, NH
47 Crystal Avenue	Leased
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Hudson, NH
45 Lowell Road	Owned
Leominster
4 Central Street (1)	Leased
Lowell
430 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
Methuen
255 Broadway Street	Owned
North Billerica
223 Boston Road	Owned
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES
Lowell
170 Merrimack/19 Palmer Street	Owned

(1)                      The Company has the option to purchase this facility at any time during any extended term at the price of $550 thousand as adjusted for increases in the producer’s price index.  The Company’s last five-year extended-term option ends in September 2020.

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

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2010:
4th Quarter	309,114	$13.75	$10.75
3rd Quarter	254,340	11.50	10.12
2nd Quarter	1,156,222	13.05	10.03
1st Quarter	390,480	13.80	10.00

2009:
4th Quarter	618,965	$13.26	$9.95
3rd Quarter	534,960	14.93	10.98
2nd Quarter	901,155	14.64	8.55
1st Quarter	534,910	11.30	8.48

As of March 7, 2011, there were 1,005 registered shareholders of the Company’s common stock and 9,323,697 shares of the Company’s common stock outstanding.

Dividends

In 2010, quarterly dividends of $0.10 per share were paid in March, June, September and December.  Total 2010 dividends of $0.40 per share represented an increase of 5.3% compared to total dividends of $0.38 also paid on a quarterly basis in 2009.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.2 million, of the $3.7 million dividends paid by the Company in 2010, into 105,732 shares of the Company’s common stock.

On January 18, 2011, the Company announced a quarterly dividend of $0.105 per share, paid on March 1, 2011 to shareholders of record as of February 8, 2011. On an annualized basis, this quarterly dividend represents a 5% increase over the 2010 dividend rate.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Commissioner’s approval. Applicable provisions of the FDIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2010 with respect to the Company’s Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 1998 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	590,548	$13.77	457,747

Equity compensation plans not approved by security holders	—	—	—

TOTAL	590,548	$13.77	457,747

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2010 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poors 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Enterprise Bancorp, Inc.	100.00	105.31	84.55	77.81	77.97	100.32
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
SNL Bank $1B - $5B Index	100.00	115.72	84.29	69.91	50.11	56.81

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2010.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal quarter ended December 31, 2010.

Item 6. Selected Financial Data

(Dollars in thousands, except per share	Year Ended December 31,
data)	2010	2009	2008	2007	2006
EARNINGS DATA
Net interest income	$54,971	$48,446	$42,195	$40,679	$41,560
Provision for loan losses	5,137	4,846	2,505	1,000	1,259
Net interest income after provision for loan losses	49,834	43,600	39,690	39,679	40,301
Non-interest income	10,694	9,582	9,488	8,453	7,020
Other than temporary impairment on investment securities	(8)	(797)	(3,702)	—	—
Net gains (losses) on sales of investment securities	875	1,487	305	1,655	(204)
Non-interest expense	45,681	42,708	37,884	34,844	32,540
Income before income taxes	15,714	11,164	7,897	14,943	14,577
Provision for income taxes	5,074	3,218	2,349	5,045	5,343
Net income	$10,640	$7,946	$5,548	$9,898	$9,234

COMMON SHARE DATA
Basic earnings per share	$1.15	$0.96	$0.70	$1.27	$1.21
Diluted earnings per share	1.15	0.96	0.69	1.25	1.18
Book value per share at year end	12.56	11.84	11.35	11.00	9.98
Dividends paid per share	$0.40	$0.38	$0.36	$0.32	$0.28
Basic weighted average shares outstanding	9,216,524	8,268,502	7,973,527	7,819,160	7,661,178
Diluted weighted average shares outstanding	9,221,257	8,279,126	8,005,535	7,913,006	7,821,297

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,397,321	$1,304,001	$1,180,477	$1,057,666	$979,259
Loans serviced for others	63,807	53,659	28,341	20,826	21,659
Investment assets under management	493,078	433,043	439,711	573,608	502,059
Total assets under management	$1,954,206	$1,790,703	$1,648,529	$1,652,100	$1,502,977

Total loans	$1,143,346	$1,082,830	$948,641	$833,819	$761,113
Allowance for loan losses	19,415	18,218	15,269	13,545	12,940
Investment securities	146,800	139,109	159,373	145,517	131,540
Total short-term investments	24,465	6,759	3,797	7,788	15,304
Deposits	1,244,071	1,144,948	947,903	868,786	867,522
Borrowed funds	15,541	24,876	121,250	81,429	15,105
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	116,673	107,664	91,104	87,012	77,043

RATIOS
Return on average total assets	0.78%	0.64%	0.51%	0.99%	0.98%
Return on average stockholders’ equity	9.41%	8.31%	6.26%	12.11%	12.89%
Allowance for loan losses to total loans	1.70%	1.68%	1.61%	1.62%	1.70%
Stockholders’ equity to total assets	8.35%	8.26%	7.72%	8.23%	7.87%
Dividend payout ratio	34.78%	39.58%	51.43%	25.20%	23.14%

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

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2010 that were deemed other than temporarily impaired.

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

Based on this impairment review, management determined that the Company’s goodwill was not impaired at December 31, 2010.

Overview

Enterprise reported solid financial results and continued growth for the year ended December 31, 2010.  We continue to expand the branch network and invest in our infrastructure, communities and employees, in an effort to seize current market opportunities and position Enterprise for continued long-term growth. Enterprise continued to increase its geographic footprint by recently opening a new branch office in Hudson, New Hampshire, which represents the Company’s third Southern New Hampshire location. Management believes that the current banking environment continues to provide many opportunities for strong community banks, including Enterprise Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers.

Net income amounted to $10.6 million, or $1.15 on a diluted earnings per share basis, for the year ended December 31, 2010, compared to $7.9 million, or $0.96, respectively, for the year ended December 31, 2009.  The 34% increase in net income for the year ended December 31, 2010, when compared to the prior year, was primarily attributed to growth in loans, deposits and investment assets under management, and an increase in the net interest margin.

Deposits, excluding brokered deposits, increased $127.0 million, or 11%, since December 31, 2009 and totaled $1.24 billion at December 31, 2010.

During a period when many banks have experienced declining loan portfolios, loans outstanding increased $60.5 million, or 6%, since December 31, 2009 and totaled $1.14 billion at December 31, 2010.

Composition of Earnings

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Tax equivalent net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin (“margin”).  The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-K.

For the year ended December 31, 2010, net interest income amounted to $55.0 million, compared to $48.4 million for 2009, an increase of $6.5 million, or 13%.  Net interest income for the quarter ended December 31, 2010 amounted to $14.0 million, an increase of $904 thousand, or 7%, compared to the December 2009 quarter.  These increases in net interest income over the comparable 2009 periods were due primarily to loan growth. Average loan balances increased $92.2 million for the year ended December 31, 2010 compared to 2009.  For the three months ended December 31, 2010, average loan balances increased $60.6 million compared to the same three months in 2009.  Additionally, net interest margin was 4.41% for the year ended December 31, 2010, compared to 4.28% for the year ended December 31, 2009.  Reflecting the current industry trends of decreasing margins affecting many banks, for the three months ended December 31, 2010, net interest margin decreased to 4.31%, as compared to 4.40% for the quarter ended September 30, 2010 and 4.42% for the quarter ended December 31, 2009.

The provision for loan losses amounted to $5.1 million and $4.8 million for the year ended December 31, 2010 and 2009, respectively.  The provision for loan losses during any period is a function of the level of loan growth and trends in asset quality, taking into consideration net charge-offs, the level of non-performing and adversely classified loans, and reserves for specific impaired loans.  Loan growth in 2010 amounted to $60.5 million compared to $134.2 million for the same period in 2009. For the year ended December 31, 2010, the Company recorded net charge-offs of $3.9 million, compared to net charge-offs of $1.9 million for the comparable period ended December 31, 2009.  Net charge-offs to average total loans were 0.36% at December 31, 2010 compared to 0.19% in 2009. Total non-performing assets to total assets were 1.51% at December 31, 2010, compared to 1.66% at December 31, 2009.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, and believes that current loan quality statistics are a function of the current economic environment and reflect more normalized levels compared to the historic lows from 2000 to 2007.  The allowance for loan losses to total loans ratio was 1.70% at December 31, 2010, compared to 1.68% at December 31, 2009.

Non-interest income for the year ended December 31, 2010 amounted to $11.6 million, an increase of $1.3 million, or 13%, compared to the year ended 2009.  The increase in the current year primarily resulted from increases in investment advisory fees and deposit service fees and minimal impairment charges on investment securities in 2010 as compared to 2009, partially offset by a decrease in net gains on sales of investment securities.

Non-interest expense for the year ended December 31, 2010, amounted to $45.7 million, an increase of $3.0 million, or 7%, compared to the same period in the prior year. This increase in non-interest expense was related primarily to the Company’s strategic growth initiatives, resulting in increases in compensation-related costs, technology and advertising expenses.  Also impacting non-interest expense in 2010 was a $500 thousand fair value adjustment to other real estate owned (OREO), partially offset by a reduction in deposit insurance costs in 2010 due to the special assessment in 2009.

The effective tax rate for the year ended December 31, 2010 was 32.3% compared to 28.8% in the 2009 period.  The increase in the effective tax rate was primarily due to the diminished impact of non-taxable income from certain tax-exempt assets on higher levels of earnings in 2010.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities. Additionally, in the fourth quarter of 2009 the Company raised $8.9 million ($8.8 million, net of costs) through a combined shareholder subscription rights and supplemental community stock offering. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.40 billion at December 31, 2010, an increase of 7% since December 31, 2009. The core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased 6% since December 31, 2009 and amounted to $1.14 billion, or 82% of total assets. Commercial loans amounted to $981.6 million, or 86% of gross loans at December 31, 2010.  Management closely monitors the credit quality of individual delinquent and non-performing credit relationships, portfolio mix and industry concentrations, the local and regional real estate markets and current economic conditions.  Non-performing statistics have increased from the 2008 period, as would be expected during the recently ended recession and current economic environment. Management does not consider the increase to be indicative of significant deterioration in the overall credit quality of the general loan portfolio at December 31, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $146.8 million at December 31, 2010, or 11% of total assets.  The carrying value of the portfolio has increased 6% since December 31, 2009 due primarily to purchase activity, partially offset by principal paydowns, calls, maturities and sales during the period.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and certificates of deposit), wholesale funding (brokered deposits and borrowed funds), and investment portfolio cash flow.

At December 31, 2010, total deposits, excluding brokered deposits, amounted to $1.24 billion, representing $127 million, or 11%, growth over December 31, 2009 balances. At December 31, 2010, higher cost savings and money market account balances increased $91.6 million, or 20%, primarily in the money market accounts, while checking account balances increased $28.0 million, or 7%, compared to balances at December 31, 2009.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.   Total deposits, including brokered deposits (of $82 thousand), amounted to $1.24 billion at December 31, 2010, representing an increase of $99.1 million, or 9% since December 31, 2009.

Wholesale funding amounted to $15.6 million at December 31, 2010, compared to $52.8 million at December 31, 2009.  At December 31, 2010, wholesale funding included the $82 thousand in brokered deposits, decrease of $27.8 million since December 31, 2009, and borrowed funds amounting to $15.5 million, a decrease of $9.3 million, or 38%, since December 31, 2009.  The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all financial services companies, management also believes that it has created opportunities for growth and customer acquisition by well-positioned community banks.  Notwithstanding the competition discussed above under the heading competition, management believes that customers continue to migrate from larger, national banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s product offerings, its customer service culture, and its investments in the communities we serve, as key elements in positioning Enterprise to take advantage of these market opportunities to grow deposits, loans, investment assets under management, and insurance services with a focus on the needs of growing and established local businesses, professionals, non-profits and high net worth individuals.

The Company seeks to increase deposit share, in both existing and new markets, with continuous review of deposit product offerings targeted to customer needs, with focused and dynamic marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.   In the past two years, the Company has increased its branch network by two locations, and in January 2011 opened an additional new branch location, in Hudson, NH, expanding its existing presence in Middlesex and Essex Counties of Massachusetts and in Southern New Hampshire.  During this time, the Company has also made significant investments in renovations to its established branches and operations centers, and relocated both the Salem and Derry NH branches to larger newly built facilities in response to strong growth in those markets.  The Company also recently completed construction of a secondary data center to provide backup processing capabilities.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios, by utilizing a disciplined and consistent lending approach and conservative credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-two year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  The Company has built a reputation within its market area based on customer service and supporting the local communities, differentiating itself through its people, who act as trusted advisors to clients, possess strong technical skills, deliver a superior level of customer service, and uphold the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and technology, delivered through consistent, responsive and superior personalized customer service by experienced local banking professionals, with in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.   Management believes that Enterprise is uniquely positioned, both financially and strategically, to take full advantage of the opportunities created by the current challenging banking landscape and recent industry consolidation within the local market.

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

Notwithstanding the market opportunities that management believes the current economic environment has created, any long-term consequences of the nationwide or regional recession that ended in Mid-2009, or possible lagging effects, could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock, could be negatively impacted by any continued volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the recently ended recession, which could possibly result in the recognition of additional OTTI charges in the future.

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

Changes, prior to the enactment of the Dodd-Frank Act, in the FDIC’s deposit insurance rates applicable to all insured banks and the Company’s participation in the FDIC’s Transaction Account Guaranty Program have increased the Company’s ongoing deposit insurance related costs in recent periods.  Although the Company anticipated that the recently revised deposit insurance guidelines required under the Dodd-Frank Act will initially reduce the Bank’s deposit insurance cost, the long-term effects that the new legislation and the FDIC’s future efforts to restore the DIF will have on these costs remains unclear at this time.

See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive landscape facing the Company and the Bank.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2010, both the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital could impact those regulatory capital designations.  Moreover, recently announced revisions to international capital standards could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.

For additional information regarding the capital levels and capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2010, see the sections entitled “Capital Resources” and “Capital Requirements” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, and business continuity.

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations in order to protect non-public customer information and continually monitors and safeguards information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis. These third parties conduct penetration testing and vulnerability scans to test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, protect against unauthorized access and continuously scan for computer viruses on the Company’s information systems.

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.   The Company is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  Management has instituted a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include, among other things, operational risk and the failure to deliver a particular product or service, non-compliance with applicable laws and regulations, loss of non-public personal information, vendor business decisions that are inconsistent with the Company’s strategic goals, or damage to the Company’s reputation.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers.

The Company’s Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including the following: the inability of staff or customers to travel to or to access bank offices; the serious threat of widespread public health or safety concerns; and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored. The recent construction of a secondary off-site data center eliminated the need to outsource this function and provides the Company more control and auxiliary network processing capabilities. Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan will be met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above numerous other factors that could adversely affect the Company’s future results of operations and financial condition are addressed in Item 1A, “Risk Factors.”  This Opportunities and Risk discussion should be read in conjunction with Item 1A.

Financial Condition

Total assets increased $93.3 million, or 7%, over the prior year, amounting to $1.40 billion at December 31, 2010.  The increase was primarily attributable to an increase from the proceeds of deposits which were used primarily to fund loans.

Loans

Total loans increased $60.5 million, or 6%, and amounted to 82% of total assets at December 31, 2010, compared with 83% of total assets, at December 31, 2009.  The Company attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total

Comm’l real estate	$595,075	52.0%	$553,768	51.1%	$472,279	49.7%	$406,410	48.7%	$368,621	48.3%
Comm’l & industrial	274,829	24.0%	263,151	24.3%	231,815	24.4%	188,866	22.6%	164,865	21.6%
Comm’l construction	111,681	9.7%	107,467	9.9%	98,365	10.4%	112,671	13.5%	114,078	15.0%
Total Commercial	981,585	85.7%	924,386	85.3%	802,459	84.5%	707,947	84.8%	647,564	84.9%
Residential mortgages	86,560	7.6%	90,468	8.3%	84,609	8.9%	73,933	8.9%	61,854	8.1%
Resid construction	2,874	0.2%	6,260	0.6%	6,375	0.7%	4,120	0.5%	3,981	0.5%
Home equity	63,108	5.5%	58,732	5.4%	49,773	5.2%	44,292	5.3%	44,038	5.8%
Consumer	4,228	0.4%	3,824	0.4%	4,857	0.5%	4,493	0.5%	4,307	0.6%
Loans held for sale	6,408	0.6%	378	0.0%	1,596	0.2%	268	0.0%	549	0.1%
Gross loans	1,144,763	100.0%	1,084,048	100.0%	949,669	100.0%	835,053	100.0%	762,293	100.0%
Deferred fees, net	(1,417)		(1,218)		(1,028)		(1,234)		(1,180)
Total loans	1,143,346		1,082,830		948,641		833,819		761,113
Allowance for loan losses	(19,415)		(18,218)		(15,269)		(13,545)		(12,940)
Net loans	$1,123,931		$1,064,61222		$933,372		$820,274		$748,173

During 2010, commercial real estate loans increased $41.3 million, or 7%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $11.7 million, or 4%, since December 31, 2009.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $4.2 million, or 4%, compared to December 31, 2009.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

At December 31, 2010, thirty commercial construction loans with outstanding balances of $22.5 million carried reserves of $992 thousand for the payment of future interest. These reserves may be funded by the borrower through proceeds from unit sales or through loan proceeds at origination.  The Company closely monitors the impact of the interest reserve, the financial condition of the project and the borrower on the credit classification of the loan.

Home equity mortgages and consumer loans combined, increased by $4.8 million, or 8%, while residential mortgages and residential construction combined, decreased by $7.3 million, or 8%, since December 31, 2009.

During 2010, the Company originated $50.0 million in residential loans designated for sale, compared to $56.5 million for the prior year.  Loans sold generated gains on sales of $713 thousand and $612 thousand for 2010 and 2009, respectively. The increase in gains on sales in 2010 was primarily attributable to higher margins earned on loans sold.

At December 31, 2010, commercial loan balances participated out to various banks amounted to $36.6 million, compared to $34.7 million at December 31, 2009.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $32.7 million and $31.5 million at December 31, 2010 and 2009, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2010. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$32,027	$146,994	$82,071
After one year through five years	25,123	57,304	10,960
Beyond five years	537,925	70,531	18,650
	$595,075	$274,829	$111,681

Interest rate terms on amounts due after one year:
Fixed	$38,876	$49,206	$1,266
Adjustable	$524,172	$78,629	$28,344

(1)          Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

Credit Risk/Asset Quality

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a troubled debt restructure(or “TDR”).

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Commercial real estate	$8,065	$11,789	$3,691	$2,161	$707
Commercial and industrial	7,573	2,748	1,713	1,124	980
Commercial construction	2,890	4,662	1,400	372	—
Residential	1,667	1,379	1,019	220	—
Home Equity	135	18	149	74	75
Consumer	10	8	39	5	23
Total Non-accrual loans	20,340	20,604	8,011	3,956	1,785
Overdrafts > 90 days past due	1	5	256	—	7
Total non-performing loans	20,341	20,609	8,267	3,956	1,792
Other real estate owned	825	1,086	318	200	—
Total non-performing assets	$21,166	$21,695	$8,585	$4,156	$1,792

Total Loans	$1,143,346	$1,082,830	$948,641	$833,819	$761,113
Accruing TDR loans not included above	$30,225	$20,125	$3,697	$76	$128
Delinquent loans 60-89 days past due	$2,324	$2,104	$2,689	$275	$964
Non-performing loans to total loans	1.78%	1.90%	0.87%	0.47%	0.24%
Non-performing assets to total assets	1.51%	1.66%	0.73%	0.39%	0.18%
Loans 60-89 days past due to total loans	0.20%	0.19%	0.28%	0.03%	0.13%
Adversely Classified loans to total loans	2.20%	2.38%	1.46%	0.76%	0.88%

At December 31, 2010, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $25.2 million, compared to $25.8 million at December 31, 2009. There were no loans classified as “Loss” at December 31, 2010 and $13 thousand at December 31, 2009. Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $7.2 million and $7.0 million, at December 31, 2010 and December 31, 2009, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $18.0 million and $18.8 million at December 31, 2010 and December 31, 2009, respectively.  Non-accrual loans which were not adversely classified amounted to $2.4 million and $1.8 million at December 31, 2010 and December 31, 2009, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

Non-performing statistics have trended upward in 2009 and 2010, as would be expected given the historically low level of these statistics in recent years, and are consistent with the regional economic environment and its impact on the local commercial markets.  Management believes that the current levels of non-performing statistics are reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  Management does not consider the increase since 2008 to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2010, as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The $268 thousand net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net reductions within the commercial real estate ($3.7 million) and commercial construction ($1.8 million) portfolios, partially offset by an increase in the commercial and industrial portfolio ($4.8 million). The majority of non-accrual loans were also carried as impaired loans during the periods, and are discussed further below.

Total impaired loans amounted to $49.8 million and $39.7 million at December 31, 2010 and December 31, 2009, respectively.  Total accruing impaired loans amounted to $30.7 million and $20.2 million at December 31, 2010 and December 31, 2009, respectively, while non—accrual impaired loans amounted to $19.1 million and $19.5 million as of December 31, 2010 and December 31, 2009, respectively.  The increase in the impaired loans since the prior year were primarily within the commercial real estate portfolio ($9.8 million) and the commercial and industrial portfolio ($4.3 million), partially offset by reduction in the commercial construction portfolio ($3.9 million).  In management’s opinion the majority of impaired loan balances at December 31, 2010 were supported by expected future cash flows or the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2010, impaired loans totaling $32.6 million required no specific reserves and impaired loans totaling $17.2 million required specific reserve allocations of $2.7 million.  At December 31, 2009, impaired loans totaling $29.6 million required no specific reserves and impaired loans totaling $10.1 million required specific reserve allocations of $2.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2010 and December 31, 2009 were $41.1 million and $28.3 million, respectively.  The increase was due primarily to several of the newly impaired relationships referred to above.  TDR loans on accrual status amounted to $30.2 million and $20.1 million at December 31, 2010 and December 31, 2009, respectively.  Restructured loans included in non-performing loans amounted to $10.8 million and $8.2 million at December 31, 2010 and December 31, 2009, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at December 31, 2010 was $825 thousand and consisted of two properties. During 2010, the five properties that were held in OREO as of December 31, 2009 were sold, and three properties were added to OREO, one of which was subsequently sold in May.  Gains realized on the sale of OREO in 2010 were $120 thousand and the Company wrote down one property by $500 thousand, subsequent to transfer to OREO, to reflect changes in estimated fair value.  There were no gains on OREO sales or subsequent write-downs in value in 2009.  The carrying value of OREO at December 31, 2009 was $1.1 million.

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

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area, or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

The allowance for loan losses to total loans ratio was 1.70% at December 31, 2010 compared to 1.68% at December 31, 2009.  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2010.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance at beginning of year	$18,218	$15,269	$13,545	$12,940	$12,050

Charged-off loans:
Commercial real estate	1,015	911	360	27	200
Commercial and industrial	1,662	1,321	943	422	241
Construction	1,245	—	—	100	—
Residential mortgage	25	76	—	—	—
Home equity	—	140	50	77	68
Consumer	70	87	25	25	70
Total charged-off	4,017	2,535	1,378	651	579

Recovereries on charged-off loans:
Commercial real estate	2	210	2	82	—
Commercial and industrial	49	130	427	152	182
Construction	5	3	96	—	—
Residential mortgage	—	1	—	—	—
Home equity	—	7	61	—	—
Consumer	21	287	11	22	28
Total recoveries	77	638	597	256	210

Net loans charged-off	3,940	1,897	781	395	369
Provision charged to operations	5,137	4,846	2,505	1,000	1,259

Balance at December 31	$19,415	$18,218	$15,269	$13,545	$12,940

Allowance to non-performing loans	95.45%	88.40%	184.70%	342.39%	722.10%

Recoveries to charge-offs	1.92%	25.17%	43.32%	39.32%	36.27%
Net loans charged-off to allowance	20.29%	10.41%	5.11%	2.92%	2.85%

Average loans outstanding	$1,108,279	$1,016,107	$880,228	$793,395	$732,813
Increase in avg loans over prior year	9%	15%	11%	8%	17%
Net loans charged-off to average loans	0.36%	0.19%	0.09%	0.05%	0.05%

Allowance to total loans outstanding	1.70%	1.68%	1.61%	1.62%	1.70%

The following table sets forth the allocation of the Company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans

Comm’l real estate	$9,769	52.0%	$9,630	51.1%	$7,953	49.7%	$6,908	48.7%	$6,551	48.3%
Comm’l industrial	5,489	24.0%	4,614	24.3%	3,817	24.4%	3,196	22.6%	2,929	21.6%
Comm’l constr.	2,609	9.7%	2,475	9.9%	2,094	10.4%	2,341	13.5%	2,423	15.0%
Resid: mortg,cnstr and HELOC’s	1,435	13.9%	1,402	14.3%	1,268	15.0%	988	14.7%	925	14.5%
Consumer	113	0.4%	97	0.4%	137	0.5%	112	0.5%	112	0.6%
Total	$19,415	100.0%	$18,218	100.0%	$15,269	100.0%	$13,545	100.0%	$12,940	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

Short-Term Investments

As of December 31, 2010, short-term investments amounted to 2% of total assets, compared to 0.5% of total assets, at December 31, 2009. Balances in short-term investments will fluctuate resulting primarily from timing of deposit, borrowing and loan inflows and outflows, investment sale proceeds and the immediate liquidity needs of the Company.  The increase in short term investments has resulted primarily from the increase in deposit proceeds in excess of loan growth in 2010. Short-term investments carried as cash equivalents at December 31, 2010 and 2009 consisted of overnight and term federal funds sold and money market mutual funds. The Company had no “other short-term investments” at December 31, 2010 or 2009.

Investment Securities

As of December 31, 2010, the carrying amount of the investment portfolio increased $7.7 million, or 6%, compared to December 31, 2009.  The increase was due primarily to purchases during the year, partially offset by calls, principal paydowns and maturities, as well as securities sales during the year.  At December 31, 2010 and 2009, all investment securities (other than FHLB stock) were classified as available for sale and were carried at fair market value.

The investment portfolio represented 11% of total assets at both December 31, 2010 and 2009.  Fixed income securities comprised the majority of the carrying value of the portfolio and represented 94% of total investments at December 31, 2010 and 93% at December 31, 2009.

The following table summarizes investments at the dates indicated:

	December 31,
(Dollars in thousands)	2010	2009	2008

Federal agency obligations(1)	$40,940	$25,631	$—
Federal agency mortgage backed securities (MBS)(1)	42,525	39,737	82,936
Non-agency CMO	2,439	3,445	4,316
Municipal securities	51,589	60,592	61,386
Fixed income securities	137,493	129,405	148,638

Equity investments	4,567	4,964	5,995
Total available for sale securities at fair value	142,060	134,369	154,633
Federal Home Loan Bank Stock, at cost(2)	4,740	4,740	4,740
Total investments securities	$146,800	$139,109	$159,373

(1)                Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB). All agency MBS/CMO investments by the Company are backed by residential mortgages.

(2)                This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

Included in the federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $26.0 million, $24.9 million and $48.5 million, at December 31, 2010, 2009 and 2008, respectively.

During 2010 the Company recognized net gains amounting to $875 thousand, on the sales of $5.0 million of securities, and impairment charges on a certain equity investment of $8 thousand. Principal paydowns, calls and maturities on fixed income securities totaled $48.5 million during 2010.  These proceeds along with additional funds were utilized to purchase $61.7 million of securities during 2010.

As of December 31, 2010, the net unrealized gains in the investment portfolio were $3.1 million compared to the net unrealized gains of $3.2 million at December 31, 2009.  The unrealized gains at December 31, 2010 consisted of net unrealized gains on fixed income securities of $1.8 million (comprised of unrealized gains of $2.3 million and unrealized losses of $472 thousand) and net unrealized gains on equity securities of $1.3 million (comprised of unrealized gains of $1.3 million and an unrealized loss of $6 thousand).

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

As of December 31, 2010, unrealized losses on the federal agency obligations and federal agency MBS investments of $376 thousand were limited to thirteen individual securities and were attributed to market volatility. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010, because the decline in market value is attributable to interest rate volatility and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

As of December 31, 2010, the non-agency CMO portfolio consisted of one residential mortgage backed security with an unrealized gain of $53 thousand.

As of December 31, 2010, the $96 thousand of unrealized losses on the Company’s municipal securities were related to seventeen obligations and attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 based on management’s assessment of these investments including a review of market pricing and credit ratings. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

At December 31, 2010, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in funds or individual common stock of entities in the financial services industry. The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the individual securities and mutual and other funds in the portfolio.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.

During 2010, the Company recorded fair market value impairment charges of $8 thousand on a previously impaired investment contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period. During 2010, the Company sold $1.6 million of previously impaired equity funds and recognized gains of $742 thousand.  The Company’s equity portfolio had one unrealized loss of $6 thousand and had unrealized appreciation of $1.3 million at December 31, 2010.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  In recent years, the FHLB had suspended its quarterly dividend and placed a moratorium on the repurchase of excess capital stock from member banks, among other programs, to increase its capital levels.  However, in February 2011, the FHLB reported improved profitability and capital levels, and announced a fourth quarter dividend on capital stock balances to be paid March 2, 2011.  The FHLB also noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At December 31, 2010, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs.

The contractual maturity distribution at amortized cost, as of December 31, 2010, of the fixed income securities above with the weighted average yield for each category is set forth below:

	Under 1 Year		>1 – 3 Years		>3 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

Federal Agency Obligations	$6,070	1.26%	$18,980	1.24%	$16,099	1.34%	$—	—	$—	—
MBS/CMO’s	—	—	—	—	258	1.87%	19,210	3.04%	24,499	3.87%
Municipals(1)	4,687	4.62%	8,878	4.27%	3,237	4.22%	15,686	5.35%	18,088	6.32%
	$10,757	2.72%	$27,858	2.20%	$19,594	1.82%	$34,896	4.08%	$42,587	4.91%

(1) Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO’s are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the municipal and federal agency obligations categories are $60.2 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. There were no BOLI purchases in 2010 or 2009. The cash surrender value of BOLI was $14.4 million and $13.8 million at December 31, 2010 and 2009, respectively. The Company recorded income from the BOLI policies, net of related expenses, of $562 thousand, $545 thousand, and $554 thousand for 2010, 2009 and 2008, respectively.

Further information regarding the Company’s retirement benefit plans is contained in note 10, “Employee Benefit Plans”, to the consolidated financial statements contained in Item 8 below, under the heading “Supplemental Retirement Plan.”

Deposits

Total deposits increased $99.1 million, or 9%, as of December 31, 2010 compared to December 31, 2009. Deposits, excluding brokered deposits, increased $127.0 million, or 11%, compared to the prior year.  Total deposits as a percentage of total assets were 89% at December 31, 2010 compared to 88% at December 31, 2009.  The deposit growth is attributed to carefully planned branch expansion and focused sales and marketing efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total

Non-interest demand deposits	$231,121	18.6%	$192,515	16.8%	$166,430	17.5%
Interest bearing checking	175,056	14.1%	185,693	16.2%	158,005	16.7%
Total checking	406,177	32.7%	378,208	33.0%	324,435	34.2%

Retail savings/money markets	254,567	20.5%	198,927	17.4%	152,021	16.0%
Commercial savings/money markets	306,738	24.6%	270,781	23.7%	141,997	15.0%
Total savings/money markets	561,305	45.1%	469,708	41.1%	294,018	31.0%

Certificates of deposit	276,507	22.2%	269,120	23.5%	254,086	26.8%
Total non-brokered deposits	1,243,989	100.0%	1,117,036	97.6%	872,539	92.0%

Brokered money markets	82	0.0%	—	—	—	—
Brokered certificates of deposit	—	—	27,912	2.4%	75,364	8.0%
Total deposits	$1,244,071	100.0%	$1,144,948	100.0%	$947,903	100.0%

Checking deposits, a strong source of low-cost funding for the Company, increased $28.0 million, or 7%, through December 31, 2010 compared to December 31, 2009.

Savings and money market accounts increased by $91.6 million, or 20%, at December 31, 2010 compared to December 31, 2009.  The increase, which was primarily in money market account balances, reflects the deposit market activity noted above.

Year-end balances of certificates of deposit increased by $7.4 million, or 3%.  The increase reflects the market activity noted above and the trend of depositors shifting excess funds to higher yielding term products.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective wholesale funding sources to support continued loan growth. The brokered money market balance represents overnight deposits from the Bank’s participation in the DDM program. Brokered certificates of deposit decreased $27.9 million as of December 31, 2010 compared to December 31, 2009, due to non-brokered deposit proceeds exceeding loan growth.

At December 31, 2010 the majority of the combined CD balances were scheduled to mature within one year, with approximately 31% due to mature within three months and 49% due in over three through twelve months, with the remaining balances scheduled to mature over 2012 through 2013.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total

Non-interest demand	$208,460	—	17.4%	$172,192	—	16.3%	$168,140	—	18.5%

Interest checking	168,436	0.19%	14.1%	165,389	0.28%	15.7%	151,971	0.52%	16.7%
Savings	153,352	0.44%	12.8%	153,199	0.88%	14.5%	148,595	1.81%	16.3%
Money market	388,327	0.90%	32.4%	232,700	1.26%	22.0%	139,852	2.36%	15.4%
Total interest bearing non-term deposits	710,115	0.63%	59.3%	551,288	0.86%	52.2%	440,418	1.54%	48.4%

Certificates of Deposit	274,964	1.54%	23.0%	263,722	2.56%	25.0%	241,124	3.77%	26.5%

Total non-brokered deposits	1,193,539	0.73%	99.7%	987,202	1.17%	93.5%	849,682	1.87%	93.4%

Brokered money markets	1,574	0.31%	0.1%	—	—	—	—	—	—
Brokered certificates of deposit	2,117	0.80%	0.2%	69,064	1.40%	6.5%	59,929	4.13%	6.6%

Total	$1,197,230	0.73%	100.0%	$1,056,266	1.18%	100.0%	$909,611	2.02%	100.0%

The decrease in the average rate paid on total deposit accounts for 2010 is attributable to decreases in market interest rates.

Borrowed Funds

Total borrowed funds, consisting of FHLB and other borrowings, and securities sold to customers under agreements to repurchase (repurchase agreements) decreased $9.3 million, or 38%, from December 31, 2009. The decrease resulted primarily from the increase in core deposit balances as noted above.  From time to time, management utilizes both brokered deposits (as discussed above) and borrowed funds as cost effective wholesale funding sources to support continued loan growth.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2010		December 31, 2009		December 31, 2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

FHLB Borrowings	$4,779	30.8%	$23,460	94.3%	$119,832	98.8%
Other Borrowings	10,000	64.3%	—	—	—	—
Repurchase agreements	762	4.9%	1,416	5.7%	1,418	1.2%
Total borrowed funds	$15,541	100.0%	$24,876	100.0%	$121,250	100.0%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or borrowings from correspondent banks.  The $10.0 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

The contractual maturity distribution as of December 31, 2010, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 – 3 months		>3 – 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

FHLB Borrowings	$—	—	$—	—	$—	—	$285	0.88%	$4,494	1.83%
Other Borrowings	10,000	0.35%	—	—	—	—	—	—	—	—
Repurchase agreements	—	—	—	—	412	0.30%	350	0.35	—	—
Total borrowed funds	$10,000	0.35%	$—	—	$412	0.30%	$635	0.59%	$4,494	1.83%

Maximum borrowed funds outstanding at any month end during 2010, 2009, and 2008 were $46.0 million, $112.8 million and $119.8 million respectively.  Maximum amounts outstanding under repurchase agreements at any month end during 2010 and 2009 were $1.4 million, and $8.3 million in 2008.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

FHLB advances	$24,365	0.66%	$65,325	0.34%	$75,516	2.33%
Other borrowed funds	58	0.75%	58	0.46%	131	2.19%
Repurchase agreements	1,145	0.47%	1,415	1.10%	3,425	3.72%
Total borrowed funds	$25,568	0.65%	$66,798	0.36%	$79,072	2.39%

The increase in the average rate on borrowed funds for the year ended December 31, 2010 compared to the prior year was due to the increase in market interest rates since the prior period.  The average balance of “other borrowed funds” above represents overnight advances from the FRB or borrowings from correspondent banks made during those years.

At December 31, 2010, the Bank had the ability to borrow additional funds from the FHLB of up to $197.3 million and capacity with the FRB of $45.9 million.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings.  Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently. Liquidity policies are set and monitored by the Company’s Asset-Liability Committee of the Board of Directors. The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio and maintaining wholesale funding resources.  The Company’s wholesale funding sources include borrowing capacity in the brokered deposit market, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

The Company’s asset-liability management objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions.  Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities. The Company currently funds earning assets primarily with deposits, brokered deposits, repurchase agreements, FHLB borrowings and earnings. The Company has in the past also issued junior subordinated debentures and offered shares of the Company’s common stock for sale to the general public, as with the December 2009 offerings. Management believes that the Company has adequate liquidity to meet its obligations.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2010 the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well-capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2010, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 8, “Stockholders’ Equity”, to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2010.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$4,779	$285	$4,494	$—	$—
Other Borrowings	10,000	10,000	—	—	—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	4,973	276	552	552	3,593
Operating lease obligations	7,045	868	1,417	1,229	3,531
Vendor contracts	2,650	1,905	637	108	—
Repurchase agreements	762	762	—	—	—
Total contractual obligations	$41,034	$14,096	$7,100	$1,889	$17,949

	Commitment Expiration — By Period
	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$333,415	$240,505	$33,174	$12,647	$47,089
Commitments to originate loans	60,298	60,298	—	—	—
Standby letters of credit	20,249	18,382	1,608	179	80
Commitments to originate loans for sale	4,454	4,454	—	—	—
Commitments to sell loans	10,115	10,115	—	—	—
Total commitments	$428,531	$333,754	$34,782	$12,826	$47,169

Investment Assets Under Management

The Company provides a wide range of investment advisory and management services including brokerage, trust, and management of a variety of strategic investment portfolios.  Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2010	2009	2008
Investment advisory assets	$484,667	$421,466	$345,400
Commercial sweep accounts	8,411	11,577	94,311
Investment assets under management	$493,078	$433,043	$439,711

Investment assets under management increased by $60.0 million, or 14%, from December 31, 2009 to December 31, 2010.  The increase is primarily attributable to a $63.2 million, or 15%, increase in investment advisory assets due to asset growth, both from new business and market value appreciation.  Market values of investment advisory assets will fluctuate with the volatility in the financial markets.  The commercial sweep account balance declined $3.2 million as customers migrated to higher yielding investment options including our on balance sheet sweep accounts.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2010 AND 2009

Unless otherwise indicated, the reported results are for the year ended December 31, 2010 with the “comparable year” or “prior year” being the year ended December 31, 2009.

Net Income

The Company earned net income in 2010 of $10.6 million compared to $7.9 million for 2009, an increase of 34%.  Earnings per share for 2010 were $1.15 on both a basic and diluted basis, compared to $0.96 in the prior year, increases of 20%.

The increase in net income for the year was primarily attributed to growth in loans, deposits and investment assets under management, and an increase in the net interest margin.

Net Interest Margin

Tax equivalent net interest margin increased by 13 basis points, to 4.41% for the year ended December 31, 2010, compared to 4.28% for the prior year. This increase resulted primarily from the cost of funds declining at a faster rate than asset yields during the past year.  The cost of funding declined by 41 basis points compared to the prior year, while interest earning asset yields declined 28 basis points over the same period.

Reflecting the current industry trends of decreasing margins affecting many banks, quarterly net interest margin was 4.31% for the three months ended December 31, 2010, compared to 4.40% and 4.42% for the quarters ended September 30, 2010 and December 31, 2009, respectively. The decrease in net interest margin in the fourth quarter of 2010 was largely impacted by an increase in the average balance of lower yielding fed funds during that period.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2010 and 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2010 vs. 2009				2009 vs. 2008
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume

Interest Income
Loans	$3,454	$5,191	$(1,569)	$(168)	$6	$8,832	$(7,466)	$(1,360)
Investments (1)	(765)	836	(1,529)	(72)	(1,269)	(21)	(1,261)	13
Total interest earning assets	2,689	6,027	(3,098)	(240)	(1,263)	8,811	(8,727)	(1,347)

Interest Expense
Int. chkg, savings, and money market(2)	(281)	1,370	(1,268)	(383)	(2,027)	1,707	(2,995)	(739)

COD’s	(2,534)	288	(2,690)	(132)	(2,324)	852	(2,918)	(258)
Brokered COD’s	(949)	(937)	(414)	402	(1,511)	377	(1,636)	(252)
Total Certificates of deposit	(3,483)	(649)	(3,104)	270	(3,835)	1,229	(4,554)	(510)
Borrowed funds	(72)	(142)	200	(130)	(1,652)	(314)	(1,595)	257
Total interest-bearing funding	(3,836)	579	(4,172)	(243)	(7,514)	2,622	(9,144)	(992)

Change in net interest income	$6,525	$5,448	$1,074	$3	$6,251	$6,189	$417	$(355)

(1)                      Investments include investment securities and short-term investments.

(2)                      Interest checking, savings and money market includes interest expense on brokered money market accounts.  2010 was the first year that the Company had brokered money market balances.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2010, 2009 and 2008.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2010			Year ended December 31, 2009			Year ended December 31, 2008
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)

Assets:

Loans (2)	$1,108,279	$60,847	5.53%	$1,016,107	$57,393	5.69%	$880,228	$57,387	6.55%
Investments(3)	172,175	4,184	3.02%	151,441	4,949	4.03%	151,868	6,218	4.86%
Total interest earnings assets	1,280,454	65,031	5.19%	1,167,548	62,342	5.47%	1,032,096	63,605	6.30%

Other assets	77,711			72,981			66,431

Total assets	$1,358,165			$1,240,529			$1,098,527

Liabilities and stockholders’ equity:

Int chkg, savings and money market(4)	$711,689	4,477	0.63%	$551,288	4,758	0.86%	$440,418	6,785	1.54%
Certificates of deposit	274,964	4,222	1.54%	263,722	6,756	2.56%	241,124	9,080	3.77%
Brokered Certificates of Deposit	2,117	17	0.80%	69,064	966	1.40%	59,929	2,477	4.13%
Borrowed funds	25,568	167	0.65%	66,798	239	0.36%	79,072	1,891	2.39%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,025,163	10,060	0.98%	961,697	13,896	1.45%	831,368	21,410	2.58%

Net interest rate spread			4.21%			4.02%			3.72%

Demand deposits	208,460	—	—	172,192	—	—	168,140	—	—
Total deposits, borrowed funds and debentures	1,233,623	10,060	0.82%	1,133,889	13,896	1.23%	999,508	21,410	2.14%

Other liabilities	11,530			11,027			10,363
Total liabilities	1,245,153			1,144,916			1,009,871

Stockholders’ equity	113,012			95,613			88,656

Total liabilities and stockholders’ equity	$1,358,165			$1,240,529			$1,098,527

Net interest income		$54,971			$48,446			$42,195

Net interest margin (tax equivalent)			4.41%			4.28%			4.23%

(1)           Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.5 million, $1.5 million, and $1.4 million for the years ended Dec. 31, 2010, 2009 and 2008, respectively.

(2)           Average loans include non-accrual loans and are net of average deferred loan fees.

(3)           Average investments are presented at amortized cost and include investment securities and short-term investments.

(4)           Average interest checking, savings and money market balances include approximately $1.6 million in average brokered money market balances for the year ended December 31, 2010, related to a new money market product that was introduced during the second quarter of 2010.

Net Interest Income

The Company’s net interest income was $55.0 million for the year ended December 31, 2010, an increase of $6.5 million, or 13%, over the prior year. The increase was primarily due to strong loan growth.

Interest Income

Total interest income for the year ended December 31, 2010 was $65.0 million, an increase of $2.7 million from the prior year. The increase resulted primarily from growth in the average balance of interest earning assets of $112.9 million, or 10% for the year ended December 31, 2010, partially offset by a 28 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during 2010.

Interest income on loans, which accounts for the majority of interest income, increased $3.5 million, or 6% compared to the prior period. Average loan balances increased $92.2 million, or 9%, compared to the prior year, and amounted to $1.11 billion, while the average yield on loans declined 16 basis points compared to the prior period and amounted to 5.53% for the year ended December 31, 2010.

Total investment income, which represents the remainder of interest income, amounted to $4.2 million for the year ended December 31, 2010 a decrease of $765 thousand, or 15%, compared to the prior period. The decrease resulted primarily from the impact of the 101 basis point decrease in the average yield on investments as a result of lower market interest rates and the impact of higher levels of lower yielding fed funds investments in 2010 as compared to 2009. Partially offsetting this decrease was an increase of $20.7 million, or 14% in the average balance of investments over the year ended December 31, 2009.

Interest Expense

Total interest expense amounted to $10.1 million, a decrease of $3.8 million compared to the prior year.  The decrease resulted primarily from a 41 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period, and an increase of $36.3 million in the average balance of non-interest bearing deposits. This decrease was partially offset by the expense associated with the $63.5 million, or 7%, increase in the average balance of interest bearing funding sources, primarily interest checking, savings and money market accounts.  Growth in average deposits for the year ended December 31, 2010 compared to the same period in 2009, was primarily attributed to continued expansion and sales efforts to attract deposit relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  Deposit growth has provided the Company with the ability to reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts decreased $281 thousand over the comparable year. The average cost of these accounts decreased 23 basis points to 0.63%, while the average balance increased $160.4 million, or 29%, over the prior year. Average balance increases were noted primarily in money market accounts.

Interest expense on total CDs (brokered and non-brokered) decreased $3.5 million over the prior year.

•      Non-brokered Deposits:

Interest expense on non-brokered deposits amounted to $4.2 million, a decrease of $2.5 million, or 38%, over the comparable period.   The average cost of non-brokered deposits decreased 102 basis points, to 1.54%, for the year ended December 31, 2010 while the average balances of non-brokered deposits increased $11.2 million, or 4%, compared to the prior period.

•      Brokered Certificates of Deposit:

Interest expense on brokered certificates of deposit amounted to $17 thousand, a decrease of $949 thousand, or 98%, compared to the same period in 2009. The average brokered CD balances decreased by $66.9 million, or 97%, compared to the prior period and the average cost of brokered deposits decreased 60 basis points, to 0.80% for the year ended December 31, 2010. The Company has not had any brokered certificates of deposit since February 2010.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and term repurchase agreements, decreased by $72 thousand over the prior year.  The decrease was primarily attributed to decreases in the average balances of borrowed funds by $41.2 million, or 62%, as a result of deposit growth over the prior period. The average cost of borrowed funds increased 29 basis points, to 0.65%, for the year ended December 31, 2010.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2010 and 2009.

The average balance of non-interest bearing demand deposits increased $36.3 million, or 21% to $208.5 million at December 31, 2010. The average balance of these accounts represented 17% and 16% of total average deposits for the years ended December 31, 2010 and 2009, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $5.1 million and $4.8 million for the years ended December 31, 2010 and 2009, respectively. The provision for loan losses during any period is a function of the level of loan growth and trends in asset quality, taking into consideration net charge-offs, the level of non-performing and adversely classified loans, and reserves for specific impaired loans.  The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition”, in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2010 increased $1.3 million, or 13%, compared to 2009. The primary components of the increase were a decrease in the OTTI  charge, and increases in investment advisory assets, which were partially offset by a decrease in the net gains on sales of investment securities.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Change	% Change
Investment advisory fees	$3,424	$2,825	$599	21%
Deposit service fees	4,154	3,881	273	7%
Income on bank-owned life insurance	654	630	24	4%
OTTI on investment securities	(8)	(797)	789	99%
Net gains on sales of investment securities	875	1,487	(612)	(41)%
Gains on sales of loans	713	612	101	17%
Other income	1,749	1,634	115	7%

Total non-interest income	$11,561	$10,272	$1,289	13%

Investment advisory fees increased primarily due to net asset growth, both from market appreciation and new business.

Increases in deposit service fees were primarily from increased overdraft fee income and electronic transaction fees.

The OTTI charges in 2009, which occurred primarily in the first quarter, represented a charge to earnings on certain equity investments in the investment portfolio resulting in the book value of these investments being written down to market value.

Net gains on sales of investment securities in 2010 resulted from sales of $5.0 million in investments. The net gains on sales of investment securities in 2009 resulted from sales of $39.5 million in investments.

Increases in net gains on sales of loans was primarily attributable to higher margins earned on loans sold in 2010.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2010, increased $3.0 million, or 7%, compared to 2009, primarily as a result of growth and expansion initiatives.  The primary components of the increase were salaries and benefits, technology and telecommunications expenses and the OREO fair value adjustment.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2010	2009	Change	% Change
Salaries and employee benefits	$26,205	$24,418	$1,787	7%
Occupancy and equipment expenses	5,146	5,221	(75)	(1)%
Technology and telecommunications expenses	3,692	3,133	559	18%
Advertising and public relations expenses	2,204	1,941	263	14%
Deposit Insurance Premiums	1,874	2,161	(287)	(13)%
Audit, legal and other professional fees	1,178	1,227	(49)	(4)%
Supplies and postage expenses	790	814	(24)	(3)%
OREO fair value adjustment	500	—	500	100%
Investment advisory and custodial expenses	451	402	49	12%
Other operating expenses	3,641	3,391	250	7%

Total non-interest expense	$45,681	$42,708	$2,973	7%

The increase in salaries and benefits expense was primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period and increased expenses for the company-wide profit sharing plan.

Technology and telecommunications expenses increased due primarily to growth and expansion costs to support the Company’s strategic initiatives, including the costs of a back-up data center, put into operation in 2010.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

Advertising and public relations expenses increased due primarily to costs which supported the Company’s expansion and business development efforts, including costs associated with the Bank’s second annual Celebration of Excellence which recognized local businesses and individuals for their commitment to the communities we serve.

Deposit insurance premiums decreased due to the special assessment in 2009, partially offset by deposit growth. See the discussion under the heading “Deposit Insurance” contained in Item 1, “Business”, under the heading “Supervision and Regulation”, for further information regarding the Company’s deposit insurance assessment.

The increase in OREO fair value adjustment relates to the write-down of one property in the fourth quarter of 2010.

Income Tax Expense

Income tax expense for the year ended December 31, 2010 and December 31, 2009 was $5.1 million and $3.2 million, respectively.  The effective tax rate for the year ended December 31, 2010 and December 31, 2009 was 32.3%, and 28.8%, respectively. The increase in the effective tax rate was primarily due to the diminished impact of non-taxable income from certain tax-exempt assets on higher levels of earnings in 2010.

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

Total investment income, which represents the remainder of interest income, amounted to $4.9 million for the year ended December 31, 2009, a decrease of $1.3 million, or 20%, compared to the prior period. The decrease resulted primarily from the impact of the 83 basis point decrease in the average yield on investments as a result of lower market interest rates. At the same time, the average balance of investments was relatively flat at $151.4 million for the year ended December 31, 2009.

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

Non-Interest Income

Non-interest income for the year ended December 31, 2009 increased $4.2 million compared to 2008. The primary components of the increase were the OTTI charge, which decreased $2.9 million in 2009 compared to 2008, and net gains on sales of investment securities, which increased $1.2 million.  Non-interest income, excluding the OTTI charge and net gains on investment securities, increased $94 thousand, or 1%.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change	% Change
Investment advisory fees	$2,825	$3,181	$(356)	(11)%
Deposit service fees	3,881	3,805	76	2%
Income on bank-owned life insurance income	630	620	10	2%
OTTI on investment securities	(797)	(3,702)	2,905	78%
Net gains on sales of investment securities	1,487	305	1,182	388%
Gains on sales of loans	612	133	479	360%
Other income	1,634	1,749	(115)	7%

Total non-interest income	$10,272	$6,091	$4,181	69%

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

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2009	2008	Change	% Change
Salaries and employee benefits	$24,418	$22,454	$1,964	9%
Occupancy and equipment expenses	5,221	4,425	796	18%
Technology and telecommunications expenses	3,133	2,878	255	9%
Advertising and public relations expenses	1,941	1,963	(22)	(1)%
Deposit Insurance Premiums	2,161	720	1,441	200%
Audit, legal and other professional fees	1,227	1,333	(106)	(8)%
Supplies and postage expenses	814	858	(44)	(5)%
Investment advisory and custodial expenses	402	359	43	12%
Other operating expenses	3,391	2,894	497	17%

Total non-interest expense	$42,708	$37,884	$4,824	13%

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

Deposit insurance premiums increased due to changes in the FDIC insurance assessment rates, which applied to all insured banks.  See the discussion under the heading “Deposit Insurance” contained in Item 1, “Business”, under the heading “Supervision and Regulation”, for further information regarding the Company’s deposit insurance assessment.

Audit, legal and other professional expenses decreased primarily as a result of a consulting project that was completed in 2008.

Other operating expenses increased due primarily to modest increases in security, robbery and check/card losses ($157 thousand), OREO and loan workout expense ($136 thousand), and outsourced services ($98 thousand), partially offset by a decrease in participation in external executive training ($89 thousand).

Income Tax Expense

Income tax expense for the year ended December 31, 2009 and December 31, 2008 was $3.2 million and $2.3 million, respectively.  The effective tax rate for the year ended December 31, 2009 and December 31, 2008 was 28.8%, and 29.7%, respectively. The decrease in the effective tax rate was primarily due to the a decrease in state tax due to the level of earnings relative to the Bank versus subsidiary security corporations, which are taxed at a lower state rate, and the impact, on the prior year rate, of a tax charge of approximately $130 thousand that was recorded in 2008, related to legislative changes enacted in that year on future tax rates applicable to Massachusetts financial institutions.

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is intended to provide financial statement users with additional information about the nature of credit risks and how that risk is analyzed and assessed when determining the allowance for credit losses, as well as the reasons for changes in the allowance for credit losses.  This Statement requires public companies to make numerous additional disclosures about the allowance for credit losses on a more detailed portfolio segment basis instead of on an aggregate basis.  The additional disclosure requirements are required for public entities for all interim and annual reporting periods ending on or after December 15, 2010. As this ASU only amends the disclosures and not the underlying accounting treatment, adoption had no impact on the Company’s financial statements.

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

Various information shown elsewhere in this annual report will assist in the understanding of how well the Company is positioned to react to changing interest rates and inflationary trends.  In particular additional information related to the net interest margin sensitivity analysis is contained in Item 7A below and other maturity and repricing information of the Company’s investment securities, certificates of deposits and borrowed funds is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition” in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Margin Sensitivity Analysis

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Company’s Asset-Liability Committee (“the committee”). The committee is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors. In addition, several directors who are not on the committee rotate in on a regular basis. Annually, the committee reviews and approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

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

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate. The Company experienced margin compression due to the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target Rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.  The Fed Funds Target Rate and the Prime Rate have remained unchanged since 2008 through December 31, 2010.

The Company’s margin improved during the latter half of 2009 and in 2010, as cost of funds continued to decline due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime Rate had already repriced downward in 2008 and early 2009.

At December 31, 2010, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2010, assuming a parallel yield curve shift and gradual interest rate changes applied over the period.

	December 31, 2010
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$121,326	$132,182
Collateralized mortgage obligations and other mortgage backed securities	2,885	3,044
Other investments	4,475	5,347
Total interest income	128,686	140,573

Interest Earning Liabilities:
Certificates of deposit	7,427	11,433
Interest bearing checking, money market, savings	8,103	15,832
Borrowed funds	205	524
Junior subordinated debentures	2,354	2,354
Total interest expense	18,089	30,143

Net interest income	$110,597	$110,430

Item 8.            Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and cash equivalents:
Cash and due from banks	$30,541	$25,851
Short-term investments	24,465	6,759
Total cash and cash equivalents	55,006	32,610

Investment securities	146,800	139,109
Loans, less allowance for loan losses of $19,415 and $18,218 at December 31, 2010 and 2009, respectively	1,123,931	1,064,612
Premises and equipment	24,924	22,924
Accrued interest receivable	5,532	5,368
Deferred income taxes, net	11,039	10,345
Bank-owned life insurance	14,397	13,835
Prepaid income taxes	379	—
Prepaid expenses and other assets	9,657	9,466
Core deposit intangible, net of amortization	—	76
Goodwill	5,656	5,656

Total assets	$1,397,321	$1,304,001

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,244,071	$1,144,948
Borrowed funds	15,541	24,876
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	9,297	14,270
Income taxes payable	—	98
Accrued interest payable	914	1,320

Total liabilities	1,280,648	1,196,337

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,290,465 and, 9,090,518 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	93	91
Additional paid-in capital	42,590	40,453
Retained earnings	72,000	65,042
Accumulated other comprehensive income	1,990	2,078

Total stockholders’ equity	116,673	107,664

Total liabilities and stockholders’ equity	$1,397,321	$1,304,001

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Years Ended December 31,

(Dollars in thousands, except per share data)	2010	2009	2008

Interest and dividend income:
Loans	$60,847	$57,393	$57,387
Investment securities	4,112	4,853	6,022
Total short-term investments	72	96	196
Total interest and dividend income	65,031	62,342	63,605

Interest expense:
Deposits	8,716	12,480	18,342
Borrowed funds	167	239	1,891
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	10,060	13,896	21,410

Net interest income	54,971	48,446	42,195

Provision for loan losses	5,137	4,846	2,505
Net interest income after provision for loan losses	49,834	43,600	39,690

Non-interest income:
Investment advisory fees	3,424	2,825	3,181
Deposit service fees	4,154	3,881	3,805
Income on bank-owned life insurance	654	630	620
Other-than-temporary impairment on investment securities	(8)	(797)	(3,702)
Net gains on sales of investment securities	875	1,487	305
Gains on sales of loans	713	612	133
Other income	1,749	1,634	1,749
Total non-interest income	11,561	10,272	6,091

Non-interest expense:
Salaries and employee benefits	26,205	24,418	22,454
Occupancy and equipment expenses	5,146	5,221	4,425
Technology and telecommunications expenses	3,692	3,133	2,878
Advertising and public relations expenses	2,204	1,941	1,963
Deposit insurance premiums	1,874	2,161	720
Audit, legal and other professional fees	1,178	1,227	1,333
Supplies and postage expenses	790	814	858
OREO fair value adjustment	500	—	—
Investment advisory and custodial expenses	451	402	359
Other operating expenses	3,641	3,391	2,894
Total non-interest expense	45,681	42,708	37,884

Income before income taxes	15,714	11,164	7,897
Provision for income taxes	5,074	3,218	2,349

Net income	$10,640	$7,946	$5,548

Basic earnings per share	$1.15	$0.96	$0.70

Diluted earnings per share	$1.15	$0.96	$0.69

Basic weighted average common shares outstanding	9,216,524	8,268,502	7,973,527

Diluted weighted average common shares outstanding	9,221,257	8,279,126	8,005,535

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2010, 2009 and 2008

	Common Stock		Additional Paid-in	Retained	Comprehensive	Accumulated Other Comprehensive	Total Stockholders’
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Income/(Loss)	Income/(Loss)	Equity
Balance at December 31, 2007	7,912,715	$79	$28,051	$58,527		$355	$87,012
Cumulative-effect adjustment for adoption of new accounting principle (post retirement obligation)				(1,010)			(1,010)
Net Income				5,548	$5,548		5,548
Other comprehensive income, net					771	771	771
Total comprehensive income					$6,319
Tax benefit from exercise of stock options			4				4
Common stock dividend paid ($0.36 per share)				(2,865)			(2,865)
Common stock issued under dividend reinvestment plan	85,586	1	1,008				1,009
Stock-based compensation	10,739	—	516				516
Stock options exercised	16,199	—	119				119

Balance at December 31, 2008	8,025,239	$80	$29,698	$60,200		$1,126	$91,104
Comprehensive income
Net Income				7,946	$7,946		7,946
Other comprehensive income, net					952	952	952
Total comprehensive income					$8,898
Tax benefit from exercise of stock options			13				13
Common stock dividend paid ($0.38 per share)				(3,104)			(3,104)
Common stock issued	920,116	10	9,837				9,847
Stock-based compensation	96,063	1	683				684
Stock options exercised	49,100	—	222				222

Balance at December 31, 2009	9,090,518	$91	$40,453	$65,042		$2,078	$107,664

Comprehensive income
Net Income				10,640	$10,640		10,640
Other comprehensive loss, net					(88)	(88)	(88)
Total comprehensive income					$10,552
Tax benefit from exercise of stock options
Common stock dividend paid ($0.40 per share)				(3,682)			(3,682)
Common stock issued under dividend reinvestment plan	105,732	1	1,197				1,198
Stock-based compensation	93,684	1	935				936
Stock options exercised	531	—	5				5

Balance at December 31, 2010	9,290,465	$93	$42,590	$72,000		$1,990	$116,673

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2009 and 2008

	(Dollars in thousands)	2010	2009	2008
	Cash flows from operating activities:
	Net income	$10,640	$7,946	$5,548
	Adjustments to reconcile net income to net cashprovided by operating activities:
	Provision for loan losses	5,137	4,846	2,505
	Depreciation and amortization	3,809	3,249	2,504
	Amortization of intangible assets	76	133	133
	Stock-based compensation expense	880	707	519
	Mortgage loans originated for sale	(50,030)	(56,501)	(15,985)
	Proceeds from mortgage loans sold	44,713	58,331	14,790
	Gains on sales of loans	(713)	(612)	(133)
	Gains on sales of OREO	(120)	—	(27)
	Net gains on sales of investments	(875)	(1,487)	(305)
	Other-than-temporary-impairment of investments	8	797	3,702
	Income on bank-owned life insurance, net of costs	(562)	(545)	(554)
	OREO fair value adjustment	500	—	—
	Changes in:
	Accrued interest receivable	(164)	(11)	420
	Prepaid expenses and other assets	(831)	(1,754)	802
	Deferred income taxes	(659)	(1,536)	(2,122)
	Accrued expenses and other liabilities	673	1,111	805
	Accrued interest payable	(406)	(529)	(1,520)
	Net cash provided by operating activities	12,076	14,145	11,082
	Cash flows from investing activities:
	Proceeds from sales of investment securities	5,844	40,989	4,913
	Proceeds from maturities, calls and pay-downs of investment securities	48,484	52,825	31,768
	Purchase of investment securities	(67,343)	(65,775)	(52,984)
	Net increase in loans	(60,101)	(138,364)	(114,730)
	Additions to premises and equipment, net	(5,429)	(4,427)	(5,060)
	Proceeds from OREO sales and payments	1,556	632	364
	Purchase of OREO	—	(340)	—
	Net cash used in investing activities	(76,989)	(114,460)	(135,729)
	Cash flows from financing activities:
	Net increase in deposits	99,123	197,045	79,117
	Net increase (decrease) in borrowed funds	(9,335)	(96,374)	39,821
	Cash dividends paid	(3,682)	(3,104)	(2,865)
	Proceeds from issuance of common stock	1,198	9,847	1,009
	Proceeds from exercise of stock options	5	222	119
	Tax benefit from exercise of stock options	—	13	4
	Net cash provided by financing activities	87,309	107,649	117,205

	Net increase (decrease) in cash and cash equivalents	22,396	7,334	(7,442)
	Cash and cash equivalents at beginning of year	32,610	25,276	32,718

	Cash and cash equivalents at end of year	$55,006	$32,610	$25,276

	Supplemental financial data:
Cash Paid For:	Interest	$10,466	$14,425	$22,930
	Income taxes	6,227	4,019	4,830
	Supplemental schedule of non-cash investing activity:
	Purchase of investment securities not yet settled	—	5,688	—
	Transfer from loans to other real estate owned	1,675	1,060	455

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

In preparing the financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(b) Reclassification

Certain amounts in previous years’ financial statements have been reclassified to conform to the current year’s presentation.

(c) Short-term Investment Securities

The Company utilizes short-term investments to earn returns on short-term excess liquidity. The Company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents.  Cash equivalents are defined as short-term highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity date that they present insignificant risk of changes in value due to changes in interest rates.  The Company’s cash equivalent short-term investments may be comprised of overnight and term federal funds sold, money market mutual funds and discount U.S. agency notes with original maturities of less than ninety days. Short-term investments not carried as cash equivalents would be classified as “other short-term investments.” The Company had no “other short-term investments” at December 31, 2010 or 2009.

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

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Should an investment be deemed “other than temporarily impaired”, the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities are recognized through a charge to earnings. Other than temporary impairment on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in market prices.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

See Note 3, Loans and Allowance for Loan Losses for additional accounting policies related to non-accrual, impaired and troubled debt restructured loans.

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

See Note 3, Loans and Allowance for Loan Losses for additional accounting policies related to the allowance for loan losses.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

(j) Goodwill and Core Deposit Intangible Assets

Goodwill and core deposit intangibles carried on the Company’s consolidated financial statements were $5.7 million and $0, respectively, at December 31, 2010 and $5.7 million and $76 thousand, respectively, at December 31, 2009. Both of these assets are related to the Company’s acquisition of two branch offices in July 2000.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

Based on these impairment reviews the Company determined that goodwill was not impaired at December 31, 2010.

Prior to December 31, 2010, the Company’s consolidated financial statements also included intangible assets (core deposit intangibles), which were amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  The Company had no impairment related write-down of the intangible asset’s carrying value charged to operations during its life.  This asset was fully amortized during 2010.  Accumulated amortization expense related to core deposit intangible assets was $1.4 million at December 31, 2010.  Amortization expense was $76 thousand for the year ended December 31, 2010, the final year of amortization, and $133 thousand for the year ended December 31, 2009.

(k) Investment Assets Under Management

Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.  Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and the commercial sweep product, totaled $493.1 million and $433.0 million at December 31, 2010 and 2009, respectively.  Fee income is reported on an accrual basis.

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

At December 31, 2010, the estimated fair values of the Company’s derivative instruments were considered to be immaterial.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(m) FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  As a result of nationwide bank failures in 2008 and 2009, the FDIC took several steps to restore the DIF reserves, which included increases in insurance premium assessment rates and special surcharges on all insured depository institutions as of June 30, 2009.  The FDIC subsequently required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At December 31, 2010, the Company carried the remaining balance of its prepaid assessment totaling $4.2 million as a prepaid asset on its balance sheet.

In addition to general increases in the FDIC’s assessment rates, the Company’s insurance costs increased beginning in 2009 due to its participation in the FDIC’s Transaction Account Guarantee Program.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base.  The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, will become effective April 1, 2011 and will be used to calculate the June 30, 2011 insurance premium assessments.

The Bank anticipates that its deposit insurance expense will decrease as a result of the changes to the Bank’s deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2010 or December 31, 2009.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2010	2009	2008
Basic weighted average common shares outstanding	9,216,524	8,268,502	7,973,527
Dilutive shares	4,733	10,624	32,008
Diluted weighted average common shares outstanding	9,221,257	8,279,126	8,005,535

Basic Earnings per share	$1.15	$0.96	$0.70
Effect of dilutive shares	—	—	(0.01)
Diluted Earnings per share	$1.15	$0.96	$0.69

At December 31, 2010 and 2009 there were 685,183 and 640,160 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The following table summarized the components of other comprehensive income (loss) for the periods indicated:

Disclosure of other comprehensive income (loss):	2010	2009	2008

Gross unrealized holding gains (losses) arising during the period	$761	$2,201	$(2,089)
Income tax benefit (expense)	(284)	(806)	614
Net unrealized holding gains (losses), net of tax	477	1,395	(1,475)

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(8)	(797)	(3,702)
Income tax benefit	3	271	1,259
Reclassification adjustment for impairment realized, net of tax	(5)	(526)	(2,443)

Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period	875	1,487	305
Income tax expense	(305)	(518)	(108)
Reclassification adjustment for gains realized, net of tax	570	969	197

Other comprehensive income (loss), net of reclassifications	$(88)	$952	$771

(r) Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU is intended to provide financial statement users with additional information about the nature of credit risks and how that risk is analyzed and assessed when determining the allowance for credit losses, as well as the reasons for changes in the allowance for credit losses.  This Statement requires public companies to make numerous additional disclosures about the allowance for credit losses on a more detailed portfolio segment basis instead of on an aggregate basis.  The additional disclosure requirements are required for public entities for all interim and annual reporting periods ending on or after December 15, 2010. As this ASU only amends the disclosures and not the underlying accounting treatment, adoption had no impact on the Company’s financial statements.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(2)                     Investment Securities

The amortized cost and carrying values of investment securities at December 31, 2010 and 2009 are summarized as follows:

	2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal Agency Obligations(1)	$41,149	$55	$264	$40,940
Federal Agency mortgage backed securities (MBS)(1)	41,581	1,056	112	42,525
Non-agency CMO	2,386	53	—	2,439
Municipal securities	50,576	1,109	96	51,589
Total fixed income securities	135,692	2,273	472	137,493
Equity investments	3,273	1,300	6	4,567
Total available for sale securities, at fair value	138,965	3,573	478	142,060
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$143,705	$3,573	$478	$146,800

Included in federal agency MBS were Collateralized Mortgage Obligations (“CMO’s”) totaling $26.0 million at December 31, 2010.

	2009
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal Agency Obligations(1)	$25,653	$45	$67	$25,631
Federal Agency mortgage backed securities (MBS)(1)	39,299	606	168	39,737
Non-agency CMO’s	3,479	—	34	3,445
Municipal securities	59,278	1,466	152	60,592
Total fixed income securities	127,709	2,117	421	129,405
Equity investments	3,459	1,505	—	4,964
Total available for sales securities, at fair value	131,168	3,622	421	134,369
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$135,908	$3,622	$421	$139,109

Included in federal agency MBS were CMO’s totaling $24.9 million December 31, 2009.

(1)          Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB). All agency MBS/CMO investments by the Company are backed by residential mortgages.

(2)          The Bank is required to purchase FHLB stock in association with outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual securities, and the period that the investments have been impaired at December 31, 2010 and 2009.

	2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal Agency Obligations	$25,815	$264	$—	$—	$25,815	$264
Federal agency MBS	9,456	112	—	—	9,456	112
Non-agency CMO	—	—	—	—	—	—
Municipal securities	9,386	96	—	—	9,386	96
Equity investments	94	6	—	—	94	6
Total temporarily impaired securities	$44,751	$478	$—	$—	$44,751	$478

	2009
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses

Federal Agency Obligations	$7,415	$67	$	$	$7,415	$67
Federal agency MBS	18,909	168	—	—	18,909	168
Non-agency CMO	3,445	34	—	—	3,445	34
Municipal securities	9,421	133	468	19	9,889	152
Equity investments	—	—	—	—	—	—
Total temporarily impaired securities	$39,190	$402	$468	$19	$39,658	$421

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

As of December 31, 2010, the unrealized losses on the federal agency obligations and federal agency MBS investments were limited to thirteen individual securities, which were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

As of December 31, 2010, the Company’s non-agency CMO portfolio consisted of one residential mortgage backed security with an unrealized gain of $53 thousand.

As of December 31, 2010, the unrealized losses on the Company’s municipal securities were related to seventeen obligations and were attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2010 based on management’s assessment of these investments including a review of market pricing and credit ratings. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

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

At December 31, 2010, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in funds or individual common stock of entities in the financial services industry.  At December 31, 2010, after the minor impairment charge discussed below, the Company’s equity portfolio had one unrealized loss of $6 thousand, which was short term in nature. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period. In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities. Based upon this review, the Company did not consider this equity fund to be other-than-temporarily impaired at December 31, 2010.

During 2010, the Company recorded fair market value impairment charges of $8 thousand on a previously impaired investment contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period. During 2010, the Company sold $1.6 million of previously impaired equity securities and funds and recognized gains of $742 thousand.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  In recent years, the FHLB had suspended its quarterly dividend and placed a moratorium on the repurchase of excess capital stock from member banks, among other programs, to increase its capital levels.  However, in February 2011, the FHLB reported improved profitability and capital levels, and announced a fourth quarter dividend on capital stock balances to be paid March 2, 2011.  The FHLB also noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At December 31, 2010, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management’s review of this investment, FHLB stock was not other than temporary impaired as of December 31, 2010.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The contractual maturity distribution of total fixed income securities at December 31, 2010 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$10,757	7.9%	$10,816	7.9%
After one but within three years	27,858	20.5%	28,051	20.4%
After three but within five years	19,594	14.5%	19,515	14.2%
After five but within ten years	34,896	25.7%	35,594	25.9%
After ten years	42,587	31.4%	43,517	31.6%
Total fixed income securities	$135,692	100.0%	$137,493	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity but are expected to have shorter average lives due to principal prepayments.  Included in municipal securities and federal agency obligations are investments that can be called prior to final maturity with amortized cost and fair values of $60.2 million and $60.6 million, respectively, at December 31, 2010.

At December 31, 2010, securities with a fair value of $48.9 million were pledged as collateral for various municipal deposit accounts and repurchase agreements (see note 7 below).  At December 31, 2009, securities with a fair value of $23.7 million were pledged as collateral for municipal deposit accounts and repurchase agreements.  At December 31, 2008, securities with a fair value of $42.2 million and $599 thousand were pledged as collateral for municipal deposit accounts and repurchase agreements, and treasury tax and loan deposits, respectively.

The fair market value of securities designated as qualified collateral for FHLB borrowing capacity amounted to $37.0 million, $44.1 million and $49.2 million at December 31, 2010, 2009 and 2008, respectively.

The fair market value of securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $51.0 million and $55.2 million at December 31, 2010 and 2009, respectively.  This borrowing facility was put in place during 2008.

Sales of investment securities for the years ended December 31, 2010, 2009, and 2008 are summarized as follows:

(Dollars in thousands)	2010	2009	2008
Amortized cost of securities sold	$4,969	$39,502	$4,608
Gross realized gains on sales	882	1,786	305
Gross realized losses on sales	(7)	(299)	—
Total proceeds from sales of investment securities	$5,844	$40,989	$4,913

Tax exempt interest earned on the municipal securities portfolio was $2.0 million for the year ended December 31, 2010 and $2.3 million for the years ended December 31, 2009 and December 31, 2008.

See Item (d) “Investment Securities”, contained in Note 1, “Summary of Accounting Policies”, for additional information regarding the accounting for the Company’s investment securities portfolio.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(3)                     Loans and Allowance For Loan Losses

Major classifications of loans and loans held for sale at December 31, are as follows:

(Dollars in thousands)	2010	2009
Real estate:
Commercial real estate	$595,075	$553,768
Commercial construction	111,681	107,467
Residential mortgages	86,560	90,468
Residential construction	2,874	6,260
Loans held for sale	6,408	378
Total real estate	802,598	758,341

Commercial and industrial	274,829	263,151
Home equity	63,108	58,732
Consumer	4,228	3,824
Gross loans	1,144,763	1,084,048

Deferred loan origination fees, net	(1,417)	(1,218)
Total loans	1,143,346	1,082,830
Allowance for loan losses	(19,415)	(18,218)
Net loans and loans held for sale	$1,123,931	$1,064,612

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”

Loan Categories

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

From time to time, Enterprise participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

may retain or sell the servicing when selling the loans.  All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales.

Home equity loans are originated for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years.

The Company originates home equity lines for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate as published in the Wall Street Journal, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the lines are interest only payments. Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

Credit Quality Indicators

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guaranties; credit weaknesses are well-defined; borrower cash flow is insufficient to meet required debt service specified in loan terms and to meet other obligations, such as trade debt and tax payments.

Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until more exact status may be determined.

Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.

Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

The following table presents the credit risk profile by internally assigned risk rating category as of December 31, 2010.

	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmmrl real estate	$12,885	$250	$—	$581,940	$595,075
Cmmrl and industrial	6,765	47	—	268,017	274,829
Cmmrl construction	2,890	—	—	108,791	111,681
Residential	2,132	—	—	87,302	89,434
Home Equity	207	—	—	62,901	63,108
Consumer	18	4	—	4,206	4,228
Loans held for sale	—	—	—	6,408	6,408

Total gross loans	$24,897	$301	$—	$1,119,565	$1,144,763

Past Due and Non-Accrual Loans

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2010.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans

Cmmrl real estate	$4,363	$2,002	$8,065	$14,430	$580,645	$595,075
Cmmrl and industrial	816	317	7,573	8,706	266,123	274,829
Cmmrl construction	247	—	2,890	3,137	108,544	111,681
Residential	622	—	1,667	2,289	87,145	89,434
Home Equity	40	—	135	175	62,933	63,108
Consumer	24	5	11	40	4,188	4,228
Loans held for sale	—		—	—	6,408	6,408

Total gross loans	$6,112	$2,324	$20,341	$28,777	$1,115,986	$1,144,763

Non-accrual loans which were not adversely classified amounted to $2.4 million and $1.8 million at December 31, 2010 and December 31, 2009, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

At December 31, 2010, additional funding commitments for loans on non-accrual status totaled $1.5 million.  The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows

(Dollars in thousands)	2010	2009	2008

Income in accordance with original loan terms	$1,274	$1,190	$666
Less income recognized	361	78	196
Reduction in interest income	$913	$1,112	$470

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

Non-performing statistics have trended upward in 2009 and 2010, as would be expected given the historically low level of these statistics in recent years, and are consistent with the regional economic environment and its impact on the local commercial markets.  Management believes that the current levels of non-performing statistics are reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  Management does not consider the increase since 2008 to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2010, as indicated by the following factors: the reasonable ratio of non-performing loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; the low levels of loans 60-89 days

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

delinquent.

The majority of the non-accrual loan balances were also carried as impaired loans during the periods, and are discussed further below.

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

Total impaired loans amounted to $49.8 million and $39.7 million at December 31, 2010 and December 31, 2009, respectively.  Total accruing impaired loans amounted to $30.7 million and $20.2 million at December 31, 2010 and December 31, 2009, respectively, while non-accrual impaired loans amounted to $19.1 million and $19.5 million as of December 31, 2010 and December 31, 2009, respectively.  The increase in the impaired loans since the prior year were primarily within the commercial real estate portfolio ($9.8 million) and the commercial and industrial portfolio ($4.3 million), partially offset by reduction in the commercial construction portfolio ($3.9 million).  In management’s opinion the majority of impaired loan balances at December 31, 2010 were supported by expected future cash flows or the net realizable value of the underlying collateral.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a troubled debt restructure.

The following table set forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2010.

(Dollars in thousands)	Unpaid contractual principal balance	Related allowance	Recorded investment with allowance	Recorded investment with no allowance	Total recorded investment in impaired loans

Cmml real estate	$37,331	$853	$10,626	$25,405	$36,031
Cmml and industrial	9,942	1,284	3,956	4,824	8,780
Cmml construction	4,419	414	2,229	2,135	4,364
Residential	646	121	347	283	630
Home Equity	—	—	—	—	—
Consumer	19	19	19	—	19
Total	$52,357	$2,691	$17,177	$32,647	$49,824

Total TDR commercial loans, included in the impaired loan figures above as of December 31, 2010 and December 31, 2009 were $41.1 million and $28.3 million, respectively.  The increase was due primarily to several of the newly impaired relationships referred to above.  TDR loans on accrual status amounted to $30.2 million and $20.1 million at December 31, 2010 and December 31, 2009, respectively.  Restructured loans included in non-performing loans amounted to $10.8 million and $8.2 million at December 31, 2010 and December 31, 2009, respectively.

The average recorded investment in impaired loans was $43.9 million and $26.1 million for the years ended December 31, 2010 and 2009, respectively.

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2010, 2009 and 2008, amounted to $849 thousand, $1.0 million and $477 thousand, respectively.  All payments received on impaired loans in non-accrual

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

status are applied to principal.  At December 31, 2010, additional funding commitments for impaired loans totaled $2.0 million.  The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion

Allowance for probable loan losses methodology

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the prior year.

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.  The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves, for loans individually evaluated and deemed impaired and general reserves, for larger groups of homogeneous loans, which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

Specific Reserves

When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan’s carrying value against either 1) the present value of the expected future cash flows discounted at the loan’s effective interest rate; 2) the loan’s observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans.  A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged-off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

General Reserves

In assessing the general reserves for groups of loans with similar risk characteristics, management has segmented the portfolio by I. Non-classified loans, and II. Adversely classified loans.  These groups are further subdivided by loan category or risk rating.  Allowance allocation factors for groups of loans with similar risk characteristics are based on each group’s historical net charge off rate, which is then adjusted for current quantitative and qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience.    Management considers the risk factors and assesses the impact of current issues and changes in those factors to the various portfolio categories on an ongoing basis.

I.      Non-classified loans by credit type:

Management has established the historic loss factor for non-classified loans by first calculating average net charge-offs over a period of time, divided by the average loan balance over that same period.  The time period utilized equates to the average estimated life for each loan category.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The key quantitative factors may include, but are not limited to: historical charge-off rates for the groups of loans; levels of and trends in delinquencies, non-performing and impaired loans; trends in size and terms of loans; portfolio growth; and portfolio concentration.

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical charge-off rates include:

•                  Several key areas of expansion and growth, including geographic market, lending staff, portfolio and product lines;

•                  Changes in the current volume and severity of past due loans, non-accrual loans and the severity of adversely classified loans compared to historical levels;

•                  The current economic environment and conditions (local, state and national) and its general implications to each loan category.

•                  Management also considers the significant focus of the Bank on commercial loans when assessing the portfolio performance-to-peer.

Management weighs the current effect of each of these areas on each particular loan category in determining the allowance allocation factors.

II.    Adversely classified loans by credit rating:

Management has established the historic loss factor for classified loans by first calculating total annual net charge-offs divided by the average annual classified loan category.  An average of the charge-off ratio is then determined over a trailing period of time.  The time period utilized equates to the estimated average period that loans might remain in a particular classified category.

As with the non-classified loans, management has identified the following factors as likely to cause estimated credit losses associated with the adversely classified portfolio to differ from historical loss experience based on managements’ estimate as to the effect of the qualitative or environmental factor on the level of credit losses inherent in each specific classified category.  These factors reflect the significant consideration of the risk inherent in these adversely classified categories already contained in the related historic loss factor, and the fact that individually significant loans with probable loss are excluded from the group and assessed separately.  Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group’s historical charge-off rates include:

•                  Key areas of expansion consistent with the non-classified expansion and growth and the impact of this growth on classified loans.   Changes in the current volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans compared to historical levels.

•                  Management considers the current economic environment and conditions (local, state and national) and its general implications to adversely classified loans that are already experiencing difficulties.

Management weighs the current effect of each of these areas on each particular adversely classified category in determining the allowance allocation factors.

Management must exercise significant judgment when evaluating the effect of these factors on the amount of the Allowance for Loan Losses because data may not be

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

reasonably available or directly applicable to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date.

Management has identified above what it deems to be the most significant qualitative factors, however management recognizes that additional issues may also impact the estimate of credit losses to some degree.  From time to time management will re-evaluate the qualitative factors in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2010	2009	2008

Balance at beginning of year	$18,218	$15,269	$13,545
Provision charged to operations	5,137	4,846	2,505
Loan recoveries	77	638	597
Loans charged-off	(4,017)	(2,535)	(1,378)
Balance at end of year	$19,415	$18,218	$15,269

Changes in the allowance for loan losses for the year ended December 31, 2010 by segment are presented below:

(Dollars in thousands)	Commrl Real Estate	Commrl and Industrial	Commrl Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance	$9,630	$4,614	$2,475	$925	$477	$97	$18,218
Charge offs	1,015	1,662	1,245	25	—	70	4,017
Recoveries	2	49	5	—	—	21	77
Provision	1,152	2,488	1,374	23	35	65	5,137
Ending Balance	$9,769	$5,489	$2,609	$923	$512	$113	$19,415
Ending allowance balance allotted to:
Loans individually evaluated for impairment	$853	$1,284	$414	$121	—	$19	$2,691
Loans collectively evaluated for impairment	$8,916	$4,205	$2,195	$802	$512	$94	$16,724

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2010 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmmrl real estate	$36,031	$559,044	$595,075
Cmmrl and industrial	8,780	266,049	274,829
Cmmrl construction	4,364	107,317	111,681
Residential	630	88,804	89,434
Home Equity	—	63,108	63,108
Consumer	19	4,209	4,228
Loans held for sale	—	6,408	6,408
Deferred Fees	—	(1,417)	(1,417)
Total loans	$49,824	$1,093,522	$1,143,346

Tax exempt interest

Tax exempt interest earned on qualified commercial loans was $904 thousand for the year ended December 31, 2010 and $759 thousand and $524 thousand for the years ended December 31, 2009 and 2008 respectively. Average tax exempt loan balances were $21.3 million and $15.6 million for the years ended December 31, 2010 and 2009, respectively.

Related Party Loans

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

As of December 31, 2010 and 2009, the outstanding loan balances to directors, officers, principal stockholders and their associates were $10.2 million and $8.8 million, respectively.  Unadvanced portions of lines of credit available to these individuals were $2.6 million and $3.5 million, as of December 31, 2010 and 2009, respectively. During 2010, new loans and net increases in loan balances or lines of credit under existing commitments of $1.8 million were made and principal paydowns of $372 thousand were received.  All loans to these related parties are current.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Loans serviced for others

At December 31, 2010 and 2009, the Company was servicing residential mortgage loans owned by investors amounting to $27.2 million and $18.9 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $36.6 million and $34.7 million at December 31, 2010 and 2009, respectively.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity at December 31, are summarized below:

	2010	2009
Commercial real estate	$227,926	$208,528
Residential mortgages	63,166	66,838
Home equity	24,417	26,532
Total loans pledged to FHLB	$315,509	$301,898

(4)                     Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2010	2009

Land	$3,295	$2,830
Buildings, renovations and leasehold improvements	24,854	22,646
Computer software and equipment	11,663	10,767
Furniture, fixtures and equipment	11,020	9,784
Total premises and equipment, before accumulated depreciation	50,832	46,027
Less accumulated depreciation	(25,908)	(23,103)

Total premises and equipment, net of accumulated depreciation	$24,924	$22,924

Total depreciation expense related to premises and equipment amounted to $3.4 million, $3.2 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Total rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to $935 thousand, $917 thousand, and $740 thousand, respectively.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The Company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2010 minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2011	$868
2012	771
2013	646
2014	646
2015	583
Thereafter	3,531
Total minimum lease payments	$7,045

In September 2010, the Company acquired the lease on its Main Office location for $2 million.  This amount, net of amortization, is carried in Other Assets on the Company’s Consolidated Balance Sheet.

With the purchase of the operations and lending office building in late 2007 and the acquisition of the lease for the building containing the main branch and support offices, the Company collects rents on four units within these facilities.  Rental income was $185 thousand, $146 thousand and $154 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

(5)       Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2010	2009

Investments	$705	$812
Loans and loans held for sale	4,827	4,556

Total accrued interest receivable	$5,532	$5,368

(6)       Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2010	2009

Non-interest demand deposits	$231,121	$192,515
Interest bearing checking	175,056	185,693
Savings	132,313	149,582
Money market	428,992	320,126
Certificates of deposit less than $100,000	128,360	132,095
Certificates of deposit of $100,000 or more	148,147	137,025
Brokered money markets	82	—
Brokered certificates of deposit	—	27,912

Total deposits	$1,244,071	$1,144,948

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $1.2 million and $594 thousand at December 31, 2010 and 2009, respectively.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2010:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total

Due in less than twelve months	$103,273	$118,665	$221,938
Due in over one year through two years	20,642	26,274	46,916
Due in over two years through three years	4,445	3,208	7,653
Due in over three years	—	—	—
Total certificates of deposit	$128,360	$148,147	$276,507

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $2.2 million, $3.4 million, and $4.9 million, in 2010, 2009 and 2008, respectively.

(7)       Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2010		2009		2008
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank of Boston borrowings	$4,779	1.77%	$23,460	0.52%	$119,832	0.40%
Other Borrowings	10,000	0.35%	—	—	—	—
Securities sold under agreements to repurchase	762	0.32%	1,416	0.56%	1,418	2.22%
Total borrowed funds	15,541	0.79%	24,876	0.53%	121,250	0.43%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds and debentures	$26,366	4.93%	$35,701	3.66%	$132,075	1.28%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.  The $10 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

FHLB borrowings and other borrowings at December 31, 2010 consisted of overnight borrowings of $10 million, term borrowings of $4.3 million with original terms of one to three years, and one long term advance of $470 thousand, with an original term of 15 years, maturing in 2.5 years. Maximum amounts outstanding at any month end during 2010, 2009, and 2008 were $46.0 million, $112.8 million, and $119.8 million, respectively.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Repurchase agreements for securities sold as of December 31, 2010 had terms ranging generally from two to four months, with a weighted average term of 104 days. Maximum amounts outstanding at any month end during 2010 and 2009, were $1.4 million, and $8.3 million in 2008.

The contractual maturity distribution as of December 31, 2010, of borrowed funds with the weighted average cost for each category is set forth below:

	Overnight		Under 1 month		>1 — 3 months		>3 — 12 months		Over 12 months
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate

FHLB	$—	—	$—	—	$—	—	$285	0.88%	$4,494	1.83%
Other borrowings	10,000	0.35%	—	—	—	—	—	—	—	—
Repurchase agreements	—	—	—	—	412	0.30%	350	0.35%	—	—
Total borrowed funds	$10,000	0.35%	$—	—	$412	0.30%	$635	0.59%	$4,494	1.83%

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and borrowed funds for the year ended December 31,

	Year ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

FHLB advances	$24,365	0.66%	$65,325	0.34%	$75,516	2.33%
Other borrowings	58	0.75%	58	0.46%	131	2.19%
Repurchase agreements	1,145	0.47%	1,415	1.10%	3,425	3.72%
Total borrowed funds	$25,568	0.65%	$66,798	0.36%	$79,072	2.39%

As a member of the FHLB, the Bank has the capacity to borrow an amount up to the value of its qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit for up to 5% of its total assets. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2010, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $197.3 million, which includes a pre-approved overnight line of credit in the amount of $11 million.  In addition, based on qualifying collateral the Bank had the capacity to borrow funds from the FRB Discount Window of up to $45.9 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See note 2 and note 3 above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

On March 10, 2000, the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware.  The Trust issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010, at a premium if called between 2010 and 2020.  The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

Management believes, as of December 31, 2010, that the Company meets all capital adequacy requirements to which it is subject. As of December 31, 2010 and 2009, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables. To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
The Company
Total Capital (to risk weighted assets)	$134,691	11.44%	$94,182	8.00%	$117,727	10.00%

Tier 1 Capital (to risk weighted assets)	119,335	10.14%	47,091	4.00%	70,636	6.00%

Tier 1 Capital (to average assets)	119,335	8.55%	55,835	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$134,393	11.42%	$94,177	8.00%	$117,722	10.00%

Tier 1 Capital (to risk weighted assets)	119,037	10.11%	47,089	4.00%	70,633	6.00%

Tier 1 Capital (to average assets)	119,037	8.53%	55,804	4.00%	69,755	5.00%

*  For the Bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.2 million, of the $3.7 million total dividends paid by the Company in 2010, into 105,732 shares of the Company’s common stock, and $1.1 million, of the $3.1 million total dividends paid by the Company in 2009, into 96,116 shares of the Company’s common stock.

(9)                     Stock-Based Compensation Plans

The Company currently has three individual stock incentive plans: the 1998 plan as amended in 2001, the 2003 plan, and the 2009 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2010, 457,747 shares remain available for future grants under the 2003 and 2009 plans. The 1998 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

To date the Company has utilized the plans to issue stock option awards and restricted stock awards to officers, other employees and directors, and stock in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $880 thousand, $707 thousand and $519 thousand for the years ended 2010, 2009 and 2008 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $355 thousand, $283 thousand and $207 thousand, for the years ended 2010, 2009 and 2008 respectively.

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

All options that have been granted under the plans generally become exercisable at the rate of 25% per year on the anniversary date of the original grant, and provide

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  Options have been granted with expiration dates ranging between 7 to 10 years from the date of grant. Options outstanding at December 31, 2010 consist of grants from 2004 and 2007 through 2010 which expire 7 years from the grant date, and options granted in 2005 and 2006 which expire 8 years from the grant date.  There were no options granted in 2003.

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

	2010	2009	2008

Options granted	75,775	51,050	132,000
Average assumptions used in the model:
Expected volatility	44%	40%	25%
Expected dividend yield	3.13%	4.54%	2.82%
Expected life in years	5.2	5.5	5.5
Risk-free interest rate	2.35%	2.32%	2.61%
Market price on date of grant	$12.32	$8.75	$12.75
Per share weighted average fair value	$4.21	$2.51	$2.47
Percentage of market value at grant date	34%	29%	19%

The expected volatility is the anticipated variability in the Company’s share price over the expected life of the option.  The Company’s shares began trading on a public exchange in February 2005 and limited trading has occurred.  Management assesses the Company’s expected volatility by comparing the Company’s historical volatility to that of peer financial institutions and a banking index.

The expected dividend yield is the Company’s projected dividends based on historical annualized dividend yield to coincide with volatility divided by its share price at the date of grant.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Stock option transactions during the year ended December 31, 2010 are summarized as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	687,705	$14.31	3.5	$111,650
Granted	75,775	12.32
Exercised	531	8.75
Forfeited/Expired	172,401	15.29
Outstanding December 31, 2010	590,548	$13.77	3.7	$445,274

Vested and Exercisable at December 31, 2010	413,808	$14.41	3.2	$145,985

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2010, in-the-money vested and exercisable options total 15,417.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2010. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $5 thousand, $222 thousand and $119 thousand in 2010, 2009 and 2008, respectively.  Total intrinsic value of options exercised was $1 thousand, $368 thousand and $86 thousand in 2010, 2009 and 2008, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $0, $13 thousand and $4 thousand in 2010, 2009, and 2008, respectively.

Compensation expense recognized in association with the stock option awards amounted to $235 thousand, $254 thousand and $301 thousand for the years ended 2010, 2009 and 2008, respectively.  The total tax benefit recognized related to the stock option expense was $93 thousand, $98 thousand, and $118 thousand for the years ended 2010, 2009, and 2008, respectively.

As of December 31, 2010 there was $299 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.4 years.

Restricted Stock Awards

Compensation expense recognized in association with the restricted stock award amounted to $511 thousand for the year ended December 31, 2010, $263 thousand for the year ended December 31, 2009, and $50 thousand for the year ended December 31, 2008.  The total tax benefit recognized related to restricted stock compensation expense was $208 thousand, $108 thousand, and $20 thousand for the years ended 2010, 2009, and 2008, respectively.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

All of the restricted stock awards granted in 2010 and 2009 were granted in March of those years.

During 2010, the Company granted 77,963 shares of common stock in the form of restricted stock awards comprised of 70,475 shares awarded to employees, vesting over four years, and 7,488 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date. The 2010 awards generally vest, in each case, in equal portions starting on the first anniversary date of the award.

During 2009, the Company granted 83,200 shares of common stock to employees as restricted stock awards.  The grant date fair value of the restricted stock awarded was $8.75 per share, which reflects the market value of the common stock on the grant date. Of the 2009 award, 43,200 shares vest twenty-five percent per year and 40,000 shares vest fifty percent per year, in each case starting on the first anniversary date of the award.

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

The following table set forth a summary of the activity for the Company’s restricted stock awards.

	Restricted Stock	Wtd. Avg. Grant Price	Wtd. Avg. Remaining Life	Aggregate Intrinsic Value
Unvested at December 31, 2009	86,550	$8.97	2.2	$947,723
Granted	77,963	12.51
Vested/released	34,804	9.37
Forfeited	1,176	11.31
Unvested at December 31, 2010	128,533	$10.99	2.4	$1,748,049

As of December 31, 2010, there remained $998 thousand of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining vesting period of 2.4 years.

Director Stock Compensation

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors are offered the choice to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Directors must make an irrevocable election to receive shares of common stock in lieu of cash fees prior to December 31st of the preceding year.  Directors are granted shares of common stock in lieu of cash fees at a per share

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

price which reflects the value of the common stock on the first business day of the year, based on the closing market prices of the common stock on that date.

Total directors fee expense amounted to $315 thousand, $288 thousand and $278 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in the 2010 expense was stock compensation in lieu of cash fees of $134 thousand, which represented 12,046 shares issued to Directors in January 2011, at a fair market value price of $11.09 per share, which reflected the fair value of the common stock on January 4, 2010.

Included in the 2009 expense was stock compensation of $190 thousand, which represented 16,897 shares issued to Directors in January 2010, at a fair market value price of $11.275 per share, which reflected the fair value of the common stock on January 2, 2009.

Included in the 2008 expense was stock compensation of $168 thousand, which represented 13,013 shares issued to Directors in January 2009, at a fair market value price of $12.875 per share, which reflected the fair value of the common stock on January 2, 2008.

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $54 thousand, $78 thousand and $69 thousand, for the years ended 2010, 2009 and 2008 respectively.

(10)              Employee Benefit Plans

401(k) Defined Contribution Plan and Profit Sharing

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan.  A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company.  The percentage matched was 50% in 2008, up to the first 6% contributed by the employee. The Company’s percentage match was increased beginning January 1, 2009 to 60% up to the first 6% contributed by the employee.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

In 2010, the Company offered a profit sharing component to the 401 (k) plan that vests in the same manner as the 401 (k) employer match noted above. Employees are not required to participate in the 401 (k) plan to receive a profit sharing contribution.  All eligible employees, at least 18 years of age, completing 1 hour of service and employed on the last day of the year, may receive a profit sharing contribution.  The Company’s contribution is based on company-wide net income targets that are determined at the beginning of the fiscal year and is calculated as a percentage of an employee’s base salary, including overtime and differentials, earned during the plan year up to a maximum salary amount determined by the Compensation Committee of the Board of Directors, which is currently $75 thousand.

From time to time, the Company may also make a discretionary employer contribution to the 401(k) plan.  No amounts were contributed as discretionary contributions in 2010, 2009 or 2008.

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $509 thousand, $531 thousand and $424 thousand, respectively, for the years ended December 31, 2010, 2009, and 2008.

The Company’s expense for the profit sharing contribution to the 401 (k) plan was $416 thousand for the year ended December 31, 2010. There were no amounts under this component contributed in 2009 or 2008.

Supplemental Retirement Plan (SERP)

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

The amounts charged to expense for this plan was $356 thousand, $341 thousand and $503 thousand, for the years ended December 31, 2010, 2009 and 2008, respectively. The Company anticipates accruing an additional $171 thousand to the plan for the year ending December 31, 2011.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2010	2009	2008

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,031	$2,870	$2,477
Service cost	55	164	339
Interest cost	184	177	164
Actuarial loss(1)	117	—	—

Benefits paid	(252)	(180)	(110)
Benefit obligation at end of year	$3,135	$3,031	$2,870

Funded status:
Accrued liability as of December 31	$(3,135)	$(3,031)	$(2,870)

Discount rate used for benefit obligation	5.50%	6.00%	6.00%

Net periodic benefit cost:
Service cost	$55	$164	$339
Interest cost	184	177	164
Actuarial loss(1)	117	—	—
	$356	$341	$503

(1)Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. In 2010, the Company changed the discount rate from 6% to 5.5% to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial loss.

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2011	$276
2012	276
2013	276
2014	276
2015	276
2016-2020	1,379

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2010 and December 31, 2009 amounted to $14.4 million and $13.8 million, respectively. There are no associated surrender charges under the outstanding policies.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplement life insurance which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.

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

The following table provides a reconciliation of the changes in the supplemental life insurance plan and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2010	2009	2008

Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,194	$1,092	$—
Service cost	(43)	35	1,010
Interest cost	69	67	20
Actuarial loss	97	—	62
Benefit obligation at end of year	$1,317	$1,194	$1,092

Funded status:
Accrued liability as of December 31	$(1,317)	$(1,194)	$(1,092)

Discount rate used for benefit obligation	5.50%	6.00%	6.00%
Net periodic benefit cost:
Service cost	$(43)	$35	$20
Interest cost	69	67	62
Actuarial loss(2)	97	—	—
	$123	$102	82

For management’s method of evaluating the discount rate, refer to the discussion under the heading “Supplemental Retirement Plan” above, in this note 10.

The benefit expense of the postretirement cost of insurance for split dollar insurance coverage amounted to $123 thousand for the year ended December 31, 2010, $102 thousand for the year ended December 31, 2009 and $82 thousand for the year ended December 31, 2008.  The Company anticipates accruing an additional $76 thousand to the plan for the year ending December 31, 2011.

See note 9 “Stock-Based Compensation Plans” above, for additional information regarding employee benefits offered in the form of stock option and restricted stock awards.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(11)              Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2010	2009	2008

Current tax expense:
Federal	$4,221	$3,482	$3,362
State	1,512	1,272	1,109
Total current tax expense	5,733	4,754	4,471

Deferred tax (benefit)/ expense:
Federal	(427)	(1,144)	(2,155)
State	(232)	(392)	33
Total deferred tax benefit	(659)	(1,536)	(2,122)

Total income tax expense	$5,074	$3,218	$2,349

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate dropped from 10.5% to 10%, for tax years beginning on or after January 1, 2011 the rate drops to 9.5%, and to 9% for tax years beginning on or after January 1, 2012 and thereafter.  Therefore, the Company recorded additional income tax expense of approximately $130 thousand in the third quarter of 2008 to adjust the Company’s net deferred tax assets down to the future realizable tax rates.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	2010		2009		2008
(Dollars in thousands)	Amount	%	Amount	%	Amount	%

Computed income tax expense at statutory rate	$5,343	34.0%	$3,796	34.0%	$2,685	34.0%
State income taxes, net of federal tax benefit	845	5.4%	581	5.2%	754	9.6%
Tax exempt income, net of disallowance	(995)	(6.3)%	(1,035)	(9.3)%	(936)	(11.9)%
Bank Owned Life Insurance	(189)	(1.2)%	(184)	(1.6)%	(186)	(2.4)%
Other	70	0.4%	60	0.5%	32	0.4%

Total income tax expense	$5,074	32.3%	$3,218	28.8%	$2,349	29.7%

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2010	2009

Deferred tax asset:
Allowance for loan losses	$7,842	$7,357
Depreciation	2,433	2,227
Other-than-temporary impairment on equity securities	506	959
Supplemental employee retirement plans	1,266	1,223
Non-accrual interest	1,009	838
Non-qualified stock option expense	468	375
Impairment of OREO	202	—
Restricted stock	132	21
Other	—	13

Total	13,858	13,013

Deferred tax liability:
Goodwill	1,280	1,098
Net unrealized gains on investments securities	1,113	1,148
Deferred origination costs	422	422
Other	4	—

Total	2,819	2,668

Net deferred tax asset	$11,039	$10,345

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2010. The Company paid total income taxes in 2010, 2009, and 2008 of $6.2 million, $4.0 million, and $4.8 million, respectively.  However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2010 or December 31, 2009. The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(12)              Related Party Transactions

The Bank leases its headquarters and certain related parking spaces from the National Park Service. Prior to September 2010, a realty trust leased the Bank’s headquarters and the related parking spaces from the U.S. National Park Service and in turn subleased the building and spaces to the Bank. The sole beneficiary of this realty trust is a limited partnership in which one of the Company’s Directors, who became a member of the Board of Directors in 2008, holds a 13.7% limited partnership interest.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

The Bank acquired the lease with the National Park Service from the trust in September 2010 for $2 million, in addition to having paid a total of $209 thousand in prior lease payments to the trust in 2010 under the then existing sublease arrangements.   Total amounts paid by the Bank to the realty trust for annual rent for the years ended December 31, 2009 and 2008, were $250 thousand and $237 thousand, respectively. The Company believes that the terms of its purchase of the lease with the National Park Service from the trust as well as its prior sublease arrangement with the trust, including the amounts paid in each case by the Bank, were substantially similar to such terms as would be included in comparable transactions entered into at the time of such transactions with a party who was not affiliated with the Bank or any of its Directors.

See note 3 “Loans and Allowance for Loan Losses” above, for information regarding loans to related parties.

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

Financial instruments with off-balance sheet credit risk at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)	2010	2009

Commitments to originate loans	$60,298	$31,612
Commitments to originate loans for sale	4,454	2,875
Commitments to sell loans	10,115	3,255
Standby letters of credit	20,249	21,019
Unadvanced portions of commercial real estate	15,216	19,382
Unadvanced portions of commercial loans and lines	181,713	170,303
Unadvanced portions of construction loans (cmml & resid)	77,356	65,099
Unadvanced portions of home equity lines	56,029	57,771
Unadvanced portions of consumer loans	3,101	3,585

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Unadvanced portions of consumer loans include credit card loans and overdraft protection line.

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

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $2.5 million and $1.2 million, based on the two week computation periods encompassing December 31, 2010, and 2009, respectively.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	December 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$137,493	$—	$137,493	$—
Equity securities	4,567	4,567	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,969	—	—	13,969
Other real estate owned	825	—	—	825

	December 31, 2009	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$129,405	$—	$129,405	$—
Equity securities	4,964	4,964	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,912	—	—	7,912
Other real estate owned	1,086	—	—	1,086

During the year ended December 31, 2010 the Company did not have cause to transfer any assets between the fair value measurement levels.

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes federal agency obligations, federal agency MBS, non-agency CMO, and municipal securities, as held at those periods.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 2, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2010 amounted to $2.2 million compared to $2.0 million at December 31, 2009, a net increase of $200 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. The carrying value of OREO property at December 31, 2010 was $825 thousand consisting of two properties. The carrying value of OREO at December 31, 2009 was $1.1 million and consisted of five properties.  During 2010 three properties were added to OREO through foreclosure, one of which was sold in May 2010, and the five properties that had been held at December 31, 2009 were also sold during the period.  Net gains realized on these sales amounted to $120 thousand for the year ended December 31, 2010 and the Company wrote down the carry value of one property by $500 thousand subsequent to transfer to OREO to reflect the adjusted estimated realizable fair value.  There were no gains or losses on OREO sales during 2009.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.    The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which is typically one year.  The estimated fair value of these commitments carried on the balance sheet was $40 thousand and $53 thousand at December 31, 2010 and December 31, 2009, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At December 31, 2010 and December 31, 2009, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

The carrying amount of FHLB stock reported approximates fair value.  See the discussion regarding FHLB stock in Note 2, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

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

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2010 and December 31, 2009 for similar instruments.   The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2010 and December 31, 2009.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2010 and December 31, 2009 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	2010		2009
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$55,006	$55,006	$32,610	$32,610
Investment securities	146,800	146,800	139,109	139,109
Loans, net	1,123,931	1,117,031	1,064,612	1,058,786
Accrued interest receivable	5,532	5,532	5,368	5,368

Financial liabilities:
Non-interest demand deposits	231,121	231,121	192,515	192,515
Interest bearing checking, savings, money market accounts (including brokered)	736,443	736,443	655,401	655,401
Certificates of deposit (including brokered)	276,507	277,109	297,032	297,431
Borrowed funds	15,541	15,623	24,876	24,927
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	914	914	1,320	1,320

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(15)         Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2010	2009

Assets
Cash and due from subsidiary	$181	$253
Investment in subsidiary	127,588	118,581
Other assets	102	36
Total assets	$127,871	$118,870

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	3	11
Total liabilities	11,198	11,206

Stockholder’s equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,290,465 and 9,090,518 shares issued and outstanding at December 31, 2010 and 2009, respectively	93	91
Additional paid-in capital	42,590	40,453
Retained earnings	72,000	65,042
Accumulated other comprehensive income	1,990	2,078
Total stockholders’ equity	$116,673	$107,664

Total liabilities and stockholders’ equity	$127,871	$118,870

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008
Undistributed equity in net income of Subsidiary	$9,095	$6,556	$4,670
Dividends distributed by subsidiary	2,900	2,800	2,220
Total income	11,995	9,356	6,890

Interest expense	1,177	1,177	1,177
Other operating expenses	168	223	158
Total operating expenses	1,345	1,400	1,335

Income before income taxes	10,650	7,956	5,555
Provision for income tax	10	10	7

Net income	$10,640	$7,946	$5,548

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements

Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$10,640	$7,946	$5,548
Adjustments to reconcile net income to net cash
Undistributed equity in net income of subsidiary	(9,095)	(6,556)	(4,670)
Payment from subsidiary bank for stock compensation expense	936	684	516
(Increase)/decrease in other assets	(66)	13	(10)
Decrease in other liabilities	(8)	(117)	128
Net cash provided by operating activities	2,407	1,970	1,512

Cash flows from investing activities:
Investments in subsidiaries	—	(8,774)	9
Net cash (used in) / provided by investing activities	—	(8,774)	9

Cash flows from financing activities:
Cash dividends paid	(3,682)	(3,104)	(2,865)
Proceeds from issuance of common stock	1,198	9,847	1,009
Proceeds from exercise of stock options	5	222	119
Tax benefit from exercise of stock options	—	13	4
Net cash (used in)/ provided by financing activities	(2,479)	6,978	(1,733)

Net (decrease)/increase in cash and cash equivalents	(72)	174	(212)

Cash and cash equivalents, beginning of year	253	79	291

Cash and cash equivalents, end of year	$181	$253	$79

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

The Parent Company’s Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC

Notes to the Consolidated Financial Statements

(16)         Quarterly Results of Operations (Unaudited)

	2010
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$15,865	$16,425	$16,353	$16,388
Interest expense	2,682	2,569	2,456	2,353
Net interest income	13,183	13,856	13,897	14,035
Provision for loan losses	879	1,033	1,275	1,950
Net interest income after provision for loan losses	12,304	12,823	12,622	12,085

Non-interest income	2,591	2,588	2,660	2,855
Other-than-temporary impairment charge	(1)	(7)	—	—
Net gains on sales of investment securities	501	276	—	98
Non-interest expense	11,133	11,772	11,208	11,568
Income before income taxes	4,262	3,908	4,074	3,470
Provision for income tax	1,376	1,305	1,345	1,048
Net income, as reported	$2,886	$2,603	$2,729	$2,422

Basic earnings per share	$0.32	$0.28	$0.30	$0.26

Diluted earnings per share	$0.32	$0.28	$0.30	$0.26

	2009
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Interest and dividend income	$15,220	$15,272	$15,791	$16,059
Interest expense	4,028	3,656	3,284	2,928
Net interest income	11,192	11,616	12,507	13,131
Provision for loan losses	1,102	864	1,140	1,740
Net interest income after provision for loan losses	10,090	10,752	11,367	11,391

Non-interest income	2,160	2,371	2,365	2,686
Other-than-temporary impairment charge	(758)	(16)	(8)	(15)
Net gains on sales of investment securities	971	—	—	516
Non-interest expense	10,325	11,230	10,520	10,633
Income (loss) before income taxes	2,138	1,877	3,204	3,945
Provision for (benefit from) income tax	620	503	935	1,160
Net income, as reported	$1,518	$1,374	$2,269	$2,785

Basic earnings per share	$0.19	$0.17	$0.28	$0.32

Diluted earnings per share	$0.19	$0.17	$0.28	$0.32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts

March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors

Enterprise Bancorp, Inc:

We have audited Enterprise Bancorp, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts

March 15, 2011

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 125 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2010) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.     Other Information

None

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Certain information regarding directors, executive officers and significant employees of the Company, compliance with Section 16(a) of the Securities Exchange Act of 1934 and corporate governance, in response to this item, is incorporated herein by reference from the definitive proxy statement for the Company’s annual meeting of stockholders to be held May 3, 2011, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

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

Richard W. Main

President of the Company and the Bank

John P. Clancy, Jr.

Chief Executive Officer of the Company and the Bank

Kenneth S. Ansin

President of Ansin Consulting Group, a boutique advisory firm which partners with non-profit and socially responsible businesses; Entrepreneur and Private Investor

Gino J. Baroni

Owner and Managing Principal, Trident Project Advisors and Development Group, project advisors to public and private entities in capital improvement projects and real estate development

John R. Clementi

Manager, Longview Development, LLC, a real estate holding, development and management company

James F. Conway, III

President, Chief Executive Officer and Chairman, Courier Corporation, a publicly held company specializing in the publishing, printing and sale of books

Dr. Carole A. Cowan

President, Middlesex Community College, the largest community college in Massachusetts

Lucy A. Flynn

Vice President, Global Marketing Communications, Raytheon Company, a publicly held technology company specializing in defense, homeland security and other government markets

Eric W. Hanson

Chief Financial Officer of Klin Spirits, LLC, a privately held distributor of imported Russian vodka

John P. Harrington

Retired Energy Industry Executive; Assistant Secretary of the Company and the Bank

Arnold S. Lerner

Retired Radio Station Owner; Vice Chairman of the Company and the Bank

Dr. Jacqueline F. Moloney

Executive Vice Chancellor, University of Massachusetts-Lowell, the third largest educational institution in Massachusetts

Michael T. Putziger

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

Founder, Global Tourism Solutions, an international tourism consulting firm for emerging nations; Secretary of the Company and the Bank

Nickolas Stavropoulos

Executive Vice President and Chief Operating Officer, U. S. Gas Distribution, National Grid, a publicly held company focused on the delivery of electricity and natural gas

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

Part III

Items 11, 12, 13 and 14.

The information required in Items 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 3, 2011, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

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

3.2                                                      Amended and Restated Bylaws of the Company, as amended as of March 15, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010.

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

10.17                                          Enterprise Bank 2010 Variable Compensation Plan, including information regarding grants to named executive officers, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on June 21, 2010.

10.18                                          Description of directors’ compensation, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010.

10.19.1                                 Form of Restricted Stock Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, James A. Marcotte and Robert R. Gilman, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2009.

10.19.2                                 Form of Nonqualified Stock Option Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of James A. Marcotte and Robert R. Gilman, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2009.

10.20                                          Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2009.

10.21.1                                 Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 6, 2009.

10.21.2                                 Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 6, 2009.

10.21.3                                 Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 6, 2009.

10.21.4                                 Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the company’s Form 10-Q for the quarter ended March 31, 2010.

10.22.1                                 First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.22.2                                 First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.22.3                                 First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.1                                 Change in Control/Noncompetition Agreement dated as of December 22, 2008 by and among the Company, the Bank and Brian H. Bullock, incorporated by reference to Exhibit 10.2.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.2                                 Change in Control/Noncompetition Agreement dated as of December 23, 2008 by and among the Company, the Bank and Chester J. Szablak, incorporated by reference to Exhibit 10.2.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.3                                 Change in Control/Noncompetition Agreement dated as of March 18, 2009 by and among the Company, the Bank and Steven R. Larochelle, incorporated by reference to Exhibit 10.2.3 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.23.4                                 Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2010

21.0                                                Subsidiaries of the Registrant.

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

ENTERPRISE BANCORP, INC.
Date: March 15, 2011	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 15, 2011
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 15, 2011
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 15, 2011
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 15, 2011
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2011
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2011
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2011
Carole A. Cowan

/s/ Lucy A. Flynn	Director	March 15, 2011
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 15, 2011
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2011
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2011
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 15, 2011
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 15, 2011
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 15, 2011
Michael T. Putziger

/s/ Carol L. Reid	Director	March 15, 2011
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 15, 2011
Michael A. Spinelli

/s/ Nickolas Stavropoulos	Director	March 15, 2011
Nickolas Stavropoulos

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2011
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 15, 2011
Michael K. Sullivan