Form 10-Q
period 2011-03-31
ENTERPRISE BANCORP INC /MA/
filed 2011-05-10
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2011

or

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

May 5, 2011 Common Stock - Par Value $0.01: 9,390,712 shares outstanding.

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$26,071	$30,541
Short-term investments	61,094	24,465
Total cash and cash equivalents	87,165	55,006

Investment securities at fair value	138,949	146,800
Loans, less allowance for loan losses of $20,273 at March 31, 2011, and $19,415 at December 31, 2010	1,131,381	1,123,931
Premises and equipment	25,525	24,924
Accrued interest receivable	5,669	5,532
Deferred income taxes, net	10,911	11,039
Bank-owned life insurance	14,535	14,397
Prepaid income taxes	—	379
Prepaid expenses and other assets	9,635	9,657
Core deposit intangible, net of amortization	—	—
Goodwill	5,656	5,656

Total assets	$1,429,426	$1,397,321

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,285,046	$1,244,071
Borrowed funds	5,542	15,541
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	8,077	9,297
Income taxes payable	269	—
Accrued interest payable	562	914

Total liabilities	1,310,321	1,280,648

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,387,537 and 9,290,465 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	94	93
Additional paid-in capital	43,285	42,590
Retained earnings	73,487	72,000
Accumulated other comprehensive income	2,239	1,990

Total stockholders’ equity	119,105	116,673

Total liabilities and stockholders’ equity	$1,429,426	$1,397,321

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

Three months ended March 31, 2011 and 2010

(unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	2010

Interest and dividend income:
Loans	$15,270	$14,769
Investment securities	959	1,090
Short-term investments	11	6
Total interest and dividend income	16,240	15,865

Interest expense:
Deposits	1,915	2,331
Borrowed funds	22	57
Junior subordinated debentures	294	294
Total interest expense	2,231	2,682

Net interest income	14,009	13,183

Provision for loan losses	922	879

Net interest income after provision for loan losses	13,087	12,304

Non-interest income:
Investment advisory fees	956	854
Deposit service fees	1,023	972
Income on bank-owned life insurance	162	156
Other than temporary impairment on investment securities	—	(1)
Net gains on sales of investment securities	—	501
Gains on sales of loans	220	81
Other income	419	528
Total non-interest income	2,780	3,091

Non-interest expense:
Salaries and employee benefits	6,976	6,446
Occupancy and equipment expenses	1,444	1,307
Technology and telecommunications expenses	973	912
Advertising and public relations expenses	665	526
Deposit insurance premiums	489	460
Audit, legal and other professional fees	310	267
Supplies and postage expenses	218	196
Investment advisory and custodial expenses	104	136
Other operating expenses	1,021	883
Total non-interest expense	12,200	11,133

Income before income taxes	3,667	4,262
Provision for income taxes	1,203	1,376

Net income	$2,464	$2,886

Basic earnings per share	$0.26	$0.32
Diluted earnings per share	$0.26	$0.32

Basic weighted average common shares outstanding	9,318,522	9,124,696
Diluted weighted average common shares outstanding	9,356,479	9,129,024

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2011

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	$93	$42,590	$72,000		$1,990	$116,673

Comprehensive income
Net income			2,464	$2,464		2,464
Other comprehensive income, net				249	249	249
Total comprehensive income				$2,713
Common stock dividend paid ($0.105 per share)			(977)			(977)
Common stock issued under dividend reinvestment plan	—	312				312
Stock-based compensation	1	382				383
Stock options exercised	—	1				1
Balance at March 31, 2011	$94	$43,285	$73,487		$2,239	$119,105

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

		Three months ended March 31,
	(Dollars in thousands)	2011	2010
	Cash flows from operating activities:
	Net income	$2,464	$2,886
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	922	879
	Depreciation and amortization	1,020	917
	Amortization of intangible assets	—	33
	Stock-based compensation expense	306	196
	Mortgage loans originated for sale	(3,997)	(7,139)
	Proceeds from mortgage loans sold	10,476	7,029
	Gains on sales of loans	(220)	(81)
	Gains on sales of OREO	—	(110)
	Net gains on sales of investment securities	—	(501)
	Other-than-temporary-impairment on investment securities	—	1
	Income on bank-owned life insurance, net of costs	(138)	(136)
	Changes in:
	Accrued interest receivable	(137)	(190)
	Prepaid expenses and other assets	387	108
	Accrued expenses and other liabilities	(874)	4
	Accrued interest payable	(352)	(594)
	Net cash provided by operating activities	9,857	3,302
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	—	1,505
	Proceeds from maturities, calls and pay-downs of investment securities	8,975	7,832
	Purchase of investment securities	(840)	(13,125)
	Net increase in loans	(14,631)	(10,117)
	Additions to premises and equipment, net	(1,514)	(1,066)
	Proceeds from OREO sales and payments	—	982
	Net cash used in investing activities	(8,010)	(13,989)
	Cash flows from financing activities:
	Net increase in deposits	40,975	43,253
	Net decrease in borrowed funds	(9,999)	20,425
	Cash dividends paid	(977)	(911)
	Proceeds from issuance of common stock	312	300
	Proceeds from the exercise of common stock options	1	—
	Net cash provided by financing activities	30,312	63,067

	Net increase in cash and cash equivalents	32,159	52,380
	Cash and cash equivalents at beginning of period	55,006	32,610
	Cash and cash equivalents at end of period	$87,165	$84,990

	Supplemental financial data:
Cash Paid For:	Interest	$2,583	$3,276
	Income taxes	630	1,020
	Supplemental schedule of non-cash investing activity:
	Purchase of investment securities not yet settled	—	2,001
	Transfer from loans to other real estate owned	—	350
	Transfer from loans to other assets	—	970

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

(2)                     Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s December 31, 2010 audited consolidated financial statements and notes thereto contained in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011.  Interim results are not necessarily indicative of results to be expected for the entire year.

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2010 Annual Report on Form 10-K.

In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain amounts in the previous year footnotes to the consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

As discussed in the Company’s 2010 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1 to the Company’s

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K for significant accounting policies.

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

The following table summarizes the components of other comprehensive income for the three month periods ended March 31, 2011 and 2010.

(Dollars in thousands)	2011	2010

Gross unrealized holding gains on investments arising during the period	$376	$755
Income tax expense	(127)	(267)
Net unrealized holding gains, net of tax	249	488

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	—	(1)
Income tax benefit	—	—
Reclassification adjustment for impairment realized, net of tax	—	(1)

Less: Reclassification adjustment for net gains (losses) included in net income
Net realized gains on sales of securities during the period	—	501
Income tax expense	—	(175)
Reclassification adjustment for gains realized, net of tax	—	326

Other comprehensive income, net of reclassifications	$249	$163

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended March 31,
	2011	2010
Basic weighted average common shares outstanding	9,318,522	9,124,696
Dilutive shares	37,957	4,328
Diluted weighted average common shares outstanding	9,356,479	9,129,024

Basic earnings per share	$0.26	$0.32
Effect of dilutive shares	0.00	0.00
Diluted earnings per share	$0.26	$0.32

For the three months ended March 31, 2011, there was an additional 149,595 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(6)                     Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$36,108	$26	$207	$35,927
Federal agency mortgage backed securities (MBS) (1)	39,305	983	118	40,170
Non-agency CMO	2,127	63	—	2,190
Municipal securities	49,084	1,211	67	50,228
Total fixed income securities	126,624	2,283	392	128,515
Equity investments	4,113	1,590	9	5,694
Total available for sale securities, at fair value	130,737	3,873	401	134,209
FHLB Boston stock, at cost (2)	4,740	—	—	4,740
Total investment securities	$135,477	$3,873	$401	$138,949

	December 31, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency Obligations(1)	$41,149	$55	$264	$40,940
MBS(1)	41,581	1,056	112	42,525
Non-agency MBS	2,386	53	—	2,439
Municipal securities	50,576	1,109	96	51,589
Total fixed income securities	135,692	2,273	472	137,493
Equity investments	3,273	1,300	6	4,567
Total available for sale securities, at fair value	138,965	3,573	478	142,060
FHLB stock, at cost(2)	4,740	—	—	4,740
Total investment securities	$143,705	$3,573	$478	$146,800

(1)                    Investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA) or one of several Federal Home Loan Banks (FHLB).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)                    The Bank is required to purchase FHLB stock in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.

Included in the carry amount of federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $24.7 million and $26.0 million at March 31, 2011 and December 31, 2010, respectively.

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

As of March 31, 2011, the unrealized losses on the federal agency obligations and federal agency MBS investments were related to twelve individual securities, which were attributed to market volatility. The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider those investments to be other-than-temporarily impaired at March 31, 2011, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, additionally,

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of March 31, 2011, the unrealized losses on the Company’s municipal securities were related to eleven obligations and were attributed to market volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2011 based on management’s assessment of these investments including a review of market pricing and ongoing credit evaluations. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

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

At March 31, 2011, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 18%) invested in funds or individual common stock of entities in the financial services industry.  At March 31, 2011, the Company had four investments in equity mutual funds or individual stocks having combined unrealized losses of $9 thousand which were short term in nature. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities. Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at March 31, 2011.

There were no fair value impairment charges or sales of previously impaired securities during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company recorded fair value impairment charges of $1 thousand, on a previously impaired equity investment; also during that period, the Company sold $1.0 million of previously impaired equity funds and recognized book gains of $501 thousand.

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  In recent years, the FHLB had suspended its quarterly dividend and placed a moratorium on the repurchase of excess capital stock from member banks, among other programs, to increase its capital levels.  However, in the first quarter of 2011, the FHLB reported improved profitability and capital levels, and announced a fourth quarter dividend on capital stock balances that was paid in March 2011.  The FHLB also noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  The FHLB subsequently declared a first quarter dividend that was paid in May 2011.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At March 31, 2011, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management’s review of this investment, FHLB stock was not other than temporarily impaired as of March 31, 2011.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $41.4 million at March 31, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $33.8 million at March 31, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $49.7 million at March 31, 2011.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(7)                     Loans and Allowance for Loan Loss

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Real estate:
Commercial real estate	$598,076	$595,075
Commercial construction	117,881	111,681
Residential mortgages	87,009	86,560
Residential construction	2,693	2,874
Loans held for sale	149	6,408
Total real estate	805,808	802,598

Commercial and industrial	279,065	274,829
Home equity	64,677	63,108
Consumer	3,514	4,228
Gross loans	1,153,064	1,144,763

Deferred loan origination fees, net	(1,410)	(1,417)
Total loans	1,151,654	1,143,346
Allowance for loan losses	(20,273)	(19,415)
Net loans and loans held for sale	$1,131,381	$1,123,931

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”

Loan Categories

Commercial loans:

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Other loans:

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

Adversely Classified Loans

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The following table presents the credit risk profile by internally assigned risk rating category at the periods indicated.

	March 31, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$19,535	$250	$—	$578,291	$598,076
Cmml and industrial	7,305	159	—	271,601	279,065
Cmml construction	6,010	—	—	111,871	117,881
Residential	1,843	—	—	87,859	89,702
Home Equity	206	—	—	64,471	64,677
Consumer	12	—	—	3,502	3,514
Loans held for sale	—	—	—	149	149

Total gross loans	$34,911	$409	$—	$1,117,744	$1,153,064

	December 31, 2010
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$12,885	$250	$—	$581,940	$595,075
Cmml and industrial	6,765	47	—	268,017	274,829
Cmml construction	2,890	—	—	108,791	111,681
Residential	2,132	—	—	87,302	89,434
Home Equity	207	—	—	62,901	63,108
Consumer	18	4	—	4,206	4,228
Loans held for sale	—	—	—	6,408	6,408

Total gross loans	$24,897	$301	$—	$1,119,565	$1,144,763

Total adversely classified loans amounted to $25.5 million at March 31, 2010.  The increase in adversely classified loans as of March 31, 2011 was primarily due to the downgrade of two commercial real estate relationships and two construction relationships during the period. Management continues to closely monitor these relationships which were carried as accruing at March 31, 2011.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The following table presents an age analysis of past due loans as of March 31, 2011.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans

Cmml real estate	$6,970	$—	$9,860	$16,830	$581,246	$598,076
Cmml and industrial	1,369	59	8,883	10,311	268,754	279,065
Cmml construction	—	—	2,817	2,817	115,064	117,881
Residential	1,130	—	1,380	2,510	87,192	89,702
Home Equity	72	40	133	245	64,432	64,677
Consumer	20	1	8	29	3,485	3,514
Loans held for sale	—	—	—	—	149	149

Total gross loans	$9,561	$100	$23,081	$32,742	$1,120,322	$1,153,064

The following table presents an age analysis of past due loans as of December 31, 2010.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans

Cmml real estate	$4,363	$2,002	$8,065	$14,430	$580,645	$595,075
Cmml and industrial	816	317	7,573	8,706	266,123	274,829
Cmml construction	247	—	2,890	3,137	108,544	111,681
Residential	622	—	1,667	2,289	87,145	89,434
Home Equity	40	—	135	175	62,933	63,108
Consumer	24	5	11	40	4,188	4,228
Loans held for sale	—		—	—	6,408	6,408

Total gross loans	$6,112	$2,324	$20,341	$28,777	$1,115,986	$1,144,763

Total non-accrual loans amounted to $23.1 million at March 31, 2011, and $20.3 million at December 31, 2010 and $18.5 million at March 31, 2010.   Non-accrual loans which were not adversely classified amounted to $2.5 million at March 31, 2011, and $2.4 million at both December 31, 2010 and March 31, 2010. These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non- accrual loans to total loans amounted to 2.00%, 1.78% and 1.69% at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

At March 31, 2011, additional funding commitments for loans on non-accrual status totaled $429 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a troubled debt restructure (or “TDR”).

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

Total impaired loans amounted to $47.4 million and $49.8 million at March 31, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $25.4 million and $30.7 million at March 31, 2011 and December 31, 2010, respectively, while non–accrual impaired loans amounted to $22.0 million and $19.1 million as of March 31, 2011 and December 31, 2010, respectively.   In management’s opinion the majority of impaired loan balances at March 31, 2011 were supported by expected future cash flows or the net realizable value of the underlying collateral.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of March 31, 2011.

(Dollars in thousands)	Unpaid contractual principal balance	Related allowance	Recorded investment with allowance	Recorded investment with no allowance	Total recorded investment in impaired loans

Cmml real estate	$33,602	$620	$4,424	$27,821	$32,245
Cmml and industrial	11,063	1,818	4,452	5,391	9,843
Cmml construction	4,869	596	2,198	2,565	4,763
Residential	522	119	344	168	512
Home Equity	50	—	—	50	50
Consumer	19	19	19	—	19
Total	50,125	3,172	11,437	35,995	47,432

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three months ended March 31, 2011.

(Dollars in thousands)	Average recorded investment	Interest income recognized

Cmml real estate	$34,180	$330
Cmml and industrial	9,351	15
Cmml construction	4,497	25
Residential	541	—
Home Equity	37	1
Consumer	19	—
Total	$48,625	$371

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2010.

(Dollars in thousands)	Unpaid contractual principal balance	Related allowance	Recorded investment with allowance	Recorded investment with no allowance	Total recorded investment in impaired loans

Cmml real estate	$37,331	$853	$10,626	$25,405	$36,031
Cmml and industrial	9,942	1,284	3,956	4,824	8,780
Cmml construction	4,419	414	2,229	2,135	4,364
Residential	646	121	347	283	630
Home Equity	—	—	—	—	—
Consumer	19	19	19	—	19
Total	$52,357	$2,691	$17,177	$32,647	$49,824

Total TDR loans, included in the impaired loan figures above as of March 31, 2011 and December 31, 2010 were $35.7 million and $41.1 million, respectively.  TDR loans on accrual status amounted to $24.8 million and $30.2 million at March 31, 2011 and December 31, 2010, respectively.  Restructured loans included in non-performing loans amounted to $10.9 million and $10.8 million at March 31, 2011 and December 31, 2010, respectively.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Allowance for probable loan losses methodology

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the prior year.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimated the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

Changes in the allowance for loan losses for the three months ended March 31, are summarized as follows:

(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218
Provision charged to operations	922	879
Loan recoveries	66	18
Less: Loans charged-off	130	625
Balance at end of year	$20,273	18,490

Changes in the allowance for loan losses by segment for the three months ended March 31, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance	$9,769	$5,489	$2,609	$923	$512	$113	$19,415
Provision	(139)	680	451	(62)	14	(22)	922
Recoveries	14	43	4	2	—	3	66
Less: Charge offs	—	122	—	—	—	8	130
Ending Balance	9,644	6,090	3,064	863	526	86	20,273

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$620	$1,818	$596	$119	$—	$19	$3,172
Loans collectively evaluated for impairment	9,024	4,272	2,468	744	526	67	17,101

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The balances of loans as of March 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$32,245	$565,831	$598,076
Cmml and industrial	9,843	269,222	279,065
Cmml construction	4,763	113,118	117,881
Residential	512	89,190	89,702
Home Equity	50	64,627	64,677
Consumer	19	3,495	3,514
Loans held for sale	—	149	149
Deferred Fees	—	(1,410)	(1,410)
Total loans	$47,432	$1,104,222	$1,151,654

The balances of loans as of December 31, 2010 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$36,031	$559,044	$595,075
Cmml and industrial	8,780	266,049	274,829
Cmml construction	4,364	107,317	111,681
Residential	630	88,804	89,434
Home Equity	—	63,108	63,108
Consumer	19	4,209	4,228
Loans held for sale	—	6,408	6,408
Deferred Fees	—	(1,417)	(1,417)
Total loans	$49,824	$1,093,522	$1,143,346

Loans serviced for others

At March 31, 2011 and December 31, 2010, the Company was servicing residential mortgage loans owned by investors amounting to $26.6 million and $27.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $37.0 million and $36.6 million at March 31, 2011 and December 31, 2010, respectively.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

	March 31, 2011	December 31, 2010
Commercial real estate	$223,221	$227,926
Residential mortgages	64,883	63,166
Home equity	24,533	24,417
Total loans pledged to FHLB	$312,637	$315,509

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(8)                     Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors. Total stock-based compensation expense was $306 thousand for the three months ended March 31, 2011 compared to $196 thousand for the three months ended March 31, 2010.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $51 thousand for the three months ended March 31, 2011 compared to $65 thousand for the three months ended March 31, 2010.

There were 82,075 and 63,775 stock option awards granted to employees in the first quarter of 2011 and 2010, respectively. These options generally become exercisable at the rate of 25% per year on or about the anniversary date of the original grant.  The 2011 awards allow for accelerated vesting on a portion of unvested options upon the date of retirement, if during the normal vesting period.   Options granted prior to 2011 provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2011 and 2010.

	2011	2010

Options granted	82,075	63,775
Average assumptions used in the model:
Expected volatility	44%	43%
Expected dividend yield	2.92%	2.98%
Expected life in years	5.5	5.5
Risk-free interest rate	2.17%	2.66%
Market price on date of grant	$14.85	$12.51
Per share weighted average fair value	$5.27	$4.35
Percentage of market value at grant date	35%	35%

Refer to note 9 “Stock Based Compensation Plans” in the Company’s 2010 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $198 thousand for the three months ended March 31, 2011 compared to $92 thousand for the three months ended March 31, 2010.

During the first quarter of  2011, the Company granted 63,765 shares of common stock in the form of restricted stock awards comprised of 53,475 shares awarded to employees, generally vesting over four years, 3,500 shares awarded to an executive officer vesting immediately, and 6,790 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $14.85 per share, which reflects the market value of the common stock on the grant date. The unvested 2011 awards generally vest, in each case, in equal portions beginning one full year from the date of the award.  During the first quarter of  2010, the Company granted 77,963 shares of common stock in the form of restricted stock awards comprised of 70,475 shares awarded to employees, vesting over four years, and 7,488 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date. The 2010 awards generally vest, in each case, in equal portions starting on the first anniversary date of the award.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock that have not vested as of the time of such termination must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement, or in the case of the 2011 awards, the employee meets certain retirement criteria.

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings. Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $57 thousand for the three months ended March 31, 2011 compared to $39 thousand for the three months ended March 31, 2010.  In January 2011, 12,046 shares of common stock were issued to directors in lieu of cash fees related to 2010 annual directors’ stock-based compensation expense of $134 thousand.

(9)                     Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan (SERPs)

The Company has salary continuation agreements with two of its executive officers, and one former executive officer, who currently works on a part time basis.  These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “retirement age.”  Each officer has attained their individually defined retirement age and all participants are fully vested under the plan.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Service Cost	$—	$41
Interest Cost	43	46
Net periodic benefit cost	$43	$87

Benefits paid amounted to $69 thousand for the three months ended March 31, 2011, compared to $45 thousand for the three months ended March 31, 2010.   The Company anticipates accruing an additional $128 thousand to the plan during the remainder of 2011.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at March 31, 2011 and December 31, 2010 amounted to $14.5 million and $14.4 million, respectively. There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2011	2010
Service Cost	$6	$(11)
Interest Cost	18	17
Net periodic post retirement benefit cost	$24	$6

(10)              Accounting for Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2011.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(11)              Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	March 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$128,515	$—	$128,515	$—
Equity securities	5,694	5,694	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	8,254	—	—	8,254
Other real estate owned	825	—	—	825

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

	December 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$137,493	$—	$137,493	$—
Equity securities	4,567	4,567	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,969	—	—	13,969
Other real estate owned	825	—	—	825

During the three months ended March 31, 2011 the Company did not have cause to transfer any assets between the fair value measurement levels.

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes, federal agency obligations, federal agency MBS, non-agency MBS, and municipal securities, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 6, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2011 amounted to $2.8 million compared to $2.2 million at December 31, 2010, a net increase of $670 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. The carrying value of OREO at March 31, 2011 and December 31, 2010 was $825 thousand and consisted of two properties.  There was no activity in the quarter.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $24 thousand and $40 thousand at March 31, 2011 and December 31, 2010, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At March 31, 2011 and December 31, 2010, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

The carrying amount of FHLB stock reported approximates fair value.  See the discussion regarding FHLB stock in Note 6, “Investment Securities,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

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

Financial liabilities: The fair values of certificates of deposit and FHLB borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2011 and December 31, 2010 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2011 and December 31, 2010.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2011 and December 31, 2010 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$87,165	$87,165	$55,006	$55,006
Investment securities	138,949	138,949	146,800	146,800
Loans, net	1,131,381	1,125,977	1,123,931	1,117,031
Accrued interest receivable	5,669	5,669	5,532	5,532
Financial liabilities:
Non-interest demand deposits	221,748	221,748	231,121	231,121
Interest bearing checking, savings, money market accounts (1)	784,771	784,771	736,443	736,443
Certificates of deposit (1)	278,527	279,123	276,507	277,109
Borrowed funds	5,542	5,618	15,541	15,623
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	562	562	914	914

(1)-Includes brokered deposit balances

(12)              Recent Accounting Pronouncements

In July 2010, the Financial Accountings Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which required additional disclosures at a portfolio segment level by creditors, such as the Company, concerning credit quality, including information about troubled debt restructurings. Pursuant to ASU No. 2010-20, for public companies, the new disclosures were required for interim and annual periods ending on or after December 15, 2010.  As ASU No. 2010-20 only dealt with new disclosure requirements, the adoption at December 31, 2010 had no impact on the Company financial statements.

In January 2011, the FASB issued ASU No 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, to allow the FASB time to complete its deliberations and issue amended guidance on what constitutes a troubled debt restructuring. However, ASU No. 2011-01 did not defer the effective date for public companies of the other disclosure requirements in ASU No. 2010-20 regarding credit quality and the allowance for credit losses.

In April 2011, the FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, which offers additional guidance and clarification to help creditors determine if the two criteria for classifying a restructure as a trouble debt restructuring have been met.  In addition, the previously deferred paragraphs of ASU 2010-20, requiring disclosures by portfolio segment of qualitative and quantitative information regarding troubled debt restructures during the period, are to be implemented as of the effective date of ASU No. 2011-02, which is the first interim or annual period beginning after June 15, 2011.  The adoption of ASU No. 2011-02 in July 2011 is not expected to have a material impact on the Company’s financial statements.

ENTERPRISE BANCORP, INC.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise”, “us”, “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2010 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations, including without limitation the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2010 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Enterprise reported solid financial results and continued growth for the quarter ended March 31, 2011.

Net income amounted to $2.5 million for the three months ended March 31, 2011, compared to $2.9 million for the three months ended March 31, 2010, a decrease of 15%.  Diluted earnings per share were $0.26 for the three months ended March 31, 2011 compared to $0.32 for the same period in 2010, a decrease of 19%. Operating income was comparable to prior year levels, as the $422 thousand decrease in net income, compared to the same quarter in 2010, was primarily due to the level of gains realized in 2010 on sales of both investment securities and foreclosed real estate.  The Company did not have sales of these assets in the 2011 period.

Deposits, excluding brokered deposits, have grown $41.1 million, or 3%, since December 31, 2010, or 13% on an annualized basis.  While many banks continue to experience declining loan portfolios, our loan balances grew $8.3 million, or 1% since December 31, 2010, 3% on an annualized basis. This increase was comprised of a $13.4 million increase in commercial loan balances, partially offset by a decrease of $5.1 million in consumer loans (including residential mortgages) primarily due to residential loan sales in the first quarter. During the first quarter, we opened our third Southern New Hampshire location in Hudson, and are very pleased with the reception we have received in the Hudson market.  We also recently announced our planned expansion in early 2012 into the Town of Pelham, NH.

In 2011, our focus remains on increasing market share and on growing all of our business lines, including quality lending, deposits, investment assets managed and insurance services through continued organic growth and strategic expansion, as we seek to take advantage of market opportunities that continue to be presented to strong community banks. We remain committed to making investments in our branch network, technology, and our employees, customers and communities, while positioning the Company for long-term growth.  We believe that the current banking environment continues to provide many opportunities for strong community banks, including Enterprise Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers.

Composition of Earnings

For the quarter ended March 31, 2011, the Company’s growth contributed to increases in net interest income and the level of operating expenses.  The $422 thousand decrease in net income for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to $501 thousand of gains on investment securities sales and approximately $110 thousand in gains on the sale of foreclosed real estate realized in 2010. The Company did not have sales of these assets in the 2011 period.

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

Net interest income for the quarter ended March 31, 2011 amounted to $14.0 million, an increase of $826 thousand, or 6%, compared to the March 2010 quarter.  The increase in net interest income over the comparable 2010 period was due primarily to loan growth. For the three months ended March 31, 2011, average loan balances were $59.5 million higher than the same three months in 2010.  Tax equivalent net interest margin, however, slightly decreased to 4.43%, as compared to 4.44% for the quarter ended March 31, 2010, but has increased since December 31, 2010 when the quarterly margin was 4.31%.

The provision for loan losses amounted to $922 thousand for the three months ended March 31, 2011 compared to $879 thousand for the same period in 2010.  The provision for loan losses during any period is a function of the level of loan growth and trends in asset quality, taking into consideration net charge-offs, the level of non-performing and adversely classified loans, and reserves for specific impaired loans.  Loan growth during the first quarter of 2011 amounted to $8.3 million compared to $8.4 million for the same period in 2010. For the year-to-date period ended March 31, 2011, the Company recorded net charge-offs of $64 thousand, compared to net charge-offs of $607 thousand for the comparable period ended March 31, 2010. Annualized net charge-offs to average loans for the three months ended March 31, 2011 amounted to 0.02% compared to 0.23% in 2010. Total non-performing assets to total assets were 1.67% at March 31, 2011, compared to 1.36% at March 31, 2010.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves, and believes that current loan quality statistics are a function of the lagging effects of the recent economic environment. The allowance for loan losses to total loans ratio was 1.76% at March 31, 2011, compared to 1.70% at December 31, 2010 and 1.69% at March 31, 2010.

Non-interest income for the three months ended March 31, 2011 amounted to $2.8 million, a decrease of $311 thousand, or 10%, compared to the first quarter of 2010.  The decrease in non-interest income in the current year primarily resulted from decreases in gains on sales of investment securities and gains on sales of OREO, which is included in Other Income, partially offset by increases in gains on loan sales and investment advisory fees.

Non-interest expense for the three months ended March 31, 2011, amounted to $12.2 million, an increase of $1.1 million, or 10%, compared to the same period in the prior year. We continue to expand the branch network and invest in our infrastructure, communities, and employees to position Enterprise for continued long-term growth.  These efforts resulted in general increases in non-interest expense including compensation-related costs, technology, and advertising and philanthropic costs.  Occupancy expense also increased over the prior year as a result of the unusually harsh weather conditions in New England in the first quarter of 2011.

Income tax expense for the three months ended March 31, 2011 decreased $173 thousand, or 13%, compared to the first quarter of 2010 primarily due to the lower levels of taxable income in the current period.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.43 billion at March 31, 2011, an increase of 2% since December 31, 2010. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $8.3 million, or 1%, since December 31, 2010 and amounted to $1.15 billion, or 81% of total assets, at March 31, 2011. Total commercial loans amounted to $995.0 million, or 86% of gross loans, which was consistent with the composition at December 31, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $138.9 million at March 31, 2011, or 10% of total assets, and was comparable to the ratio of 11% at December 31, 2010.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate savings accounts and certificates of deposit), wholesale funding (brokered deposits and borrowed funds), and investment portfolio cash flow.

At March 31, 2011, deposits, excluding brokered deposits, amounted to $1.29 billion, representing $41.1 million, or 3%, in growth over December 31, 2010 balances. At March 31, 2011, higher cost savings and money market account balances increased $55.1 million, or 10%, primarily in commercial accounts, while checking account balances decreased $16.0 million, or 4%, compared to balances at December 31, 2010.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.

Wholesale funding amounted to $5.5 million at March 31, 2011, compared to $15.6 million at December 31, 2010.  At March 31, 2011, there were minimal brokered deposits and $5.5 million in borrowed funds, primarily FHLB borrowings.  At December 31, 2010, wholesale funding included $82 thousand in brokered deposits and borrowed funds of $15.5 million, of which $10 million were overnight borrowings.

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

The Company seeks to increase deposit share, in both existing and new markets, with continuous review of deposit product offerings targeted to customer needs, with focused and dynamic marketing strategies, and with carefully planned expansion into neighboring markets and new branch development.  In the past year, the Company has increased its branch network with the opening of the Hudson, NH office, relocated the Derry NH branch to a larger facility, and made strategic investments in renovations and improvement to existing branch locations, in addition, the Company recently announced plans to open a branch in the Town of Pelham, New Hampshire in early 2012.

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

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock, could be negatively impacted by any renewed volatility in the financial markets, tightening of credit markets, and any possible subsequent effects of the recent economic recession, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry. Although several significant aspects of the Dodd-Frank Act expressly apply only to larger, “systemically significant” institutions, other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.  The full extent of the regulatory impact resulting from the Dodd-Frank Act will not be known for some time, as the various federal regulatory agencies are responsible for ultimately implementing over 240 new regulations over a period of years and the Government Accounting Office and other federal agencies are required to complete nearly 70 additional studies regarding various financial services industry issues that were raised during the legislative process.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At March 31, 2011, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, the revisions to international capital standards contained in the so-called Basell III accords could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank. For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2011, see the section entitled “Capital Resources” contained in this Item 2 below.

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

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.  The Company is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  Management has a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; loss of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

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

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, “Risk Factors”, included in the Company’s 2010 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A of the 2010 Annual Report.

Financial Condition

Total assets increased $32.1 million, or 2%, since December 31, 2010, to $1.43 billion at March 31, 2011.  The balance sheet composition and changes since December are discussed below.

Short-term investments

As of March 31, 2011, short-term investments amounted to $61.1 million, or 4% of total assets, an increase of $36.6 million compared to December 31, 2010. Short-term investments are carried as cash equivalents and consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the timing of deposit, borrowing and loan inflows and outflows, investment purchases and sales proceeds and the immediate liquidity needs of the Company.  The increase in short term investments has resulted primarily from the increase in deposit proceeds in excess of loan growth in the first quarter of 2011.

Investments

At March 31, 2011, the carrying value of the investment portfolio amounted to $138.9 million and declined by $7.9 million, or 5%, compared to December 31, 2010. The following table summarizes investments at the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Federal agency obligations (1)	$35,927	$40,940	$29,780
Federal agency mortgage backed securities (MBS) (1)	40,170	42,525	38,503
Non-agency CMO	2,190	2,439	3,165
Municipal securities	50,228	51,589	59,836
Total fixed income securities	$128,515	$137,493	$131,284

Equity investments	5,694	4,567	3,846
Total available for sale securities at fair value	$134,209	$142,060	$135,130

Federal Home Loan Bank stock (2)	4,740	4,740	4,740
Total investment securities	$138,949	$146,800	$139,870

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

Included in the federal agency MBS categories above were Collateralized Mortgage Obligations (“CMO’s”) totaling $24.7 million, $26.0 million and $23.9 million at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

During the three months ended March 2011, the total principal pay downs, calls and maturities on fixed income securities amounted to $9.0 million.  These portfolio cash inflows were used to purchase $840 thousand in equity securities.

Net unrealized gains amounted to $3.5 million at March 31, 2011 compared to $3.1 million at December 31, 2010 and $3.5 million at March 31, 2010.  See Note 6, “Investment Securities,” and Note 11, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $41.4 million at March 31, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $33.9 million at March 31, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $49.7 million at March 31, 2011.

Loans

Total loans increased $8.3 million, or 1%, since December 31, 2010, and amounted to 81% of total assets at March 31, 2011, compared with 82% of total assets, at December 31, 2010.  The Company attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$598,076	51.9%	$595,075	52.0%	$566,053	51.8%
Commercial and industrial	279,065	24.2%	274,829	24.0%	270,075	24.7%
Commercial construction	117,881	10.2%	111,681	9.7%	97,209	8.9%
Total commercial loans	995,022	86.3%	981,585	85.7%	933,337	85.4%

Residential mortgages	87,009	7.5%	86,560	7.6%	88,948	8.1%
Residential construction	2,693	0.2%	2,874	0.2%	5,798	0.5%
Home equity	64,677	5.6%	63,108	5.5%	59,969	5.5%
Consumer	3,514	0.3%	4,228	0.4%	3,883	0.4%
Loans held for sale	149	0.1%	6,408	0.6%	569	0.1%
Gross loans	1,153,064	100.0%	1,144,763	100.0%	1,092,504	100.0%
Deferred fees, net	(1,410)		(1,417)		(1,293)
Total loans	1,151,654		1,143,346		1,091,211

Allowance for loan losses	(20,273)		(19,415)		(18,490)
Net loans	$1,131,381		$1,123,931		$1,072,721

During 2011, commercial real estate loans increased $3.0 million, or 0.5%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $4.2 million, or 1.5%, since December 31, 2010.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $6.2 million, or 5.6%, compared to December 31, 2010.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages and residential construction combined, increased by $268 thousand, or 0.3%, while home equity mortgages and consumer loans combined, increased by $855 thousand, or 1.3%, since December 31, 2010.

During the three months ended March 31, 2011, the Company originated $4.0 million in residential loans designated for sale, compared to $7.1 million for the same period in the prior year.  During the 2011 period, loans sold amounted to $10.3 million, compared to $6.9 million in the 2010 period.  These loan sales generated gains on sales of $220 thousand and $81 thousand for the 2011 and 2010 periods, respectively.

At March 31, 2011, commercial loan balances participated out to various banks amounted to $37.0 million, compared to $36.6 million at December 31, 2010.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $25.5 million and $32.7 million at March 31, 2011 and December 31, 2010, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses.  Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors.  This review includes the assessment of internal credit quality indicators such as the risk classification of loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity.  See Note 7, “Loans and Allowance for Loan Losses’ to the Company’s unaudited consolidated financial statements, contained in Item1 above, for further information regarding the loan portfolio and these credit qualities indicators.

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Commercial real estate	$9,860	$8,065	$10,890
Commercial and industrial	8,883	7,573	3,063
Commercial construction	2,817	2,890	3,362
Residential	1,380	1,667	1,067
Home Equity	133	135	68
Consumer	8	10	4
Total non-accrual loans	23,081	20,340	18,454
Overdrafts > 90 days past due	—	1	3
Total non-performing loans	23,081	20,341	18,457
Other real estate owned (“OREO”)	825	825	161
Total non-performing assets	$23,906	$21,166	$18,618

Total Loans	$1,151,654	$1,143,346	$1,091,211
Accruing restructured loans not included above	24,781	30,225	24,804
Delinquent loans 60 – 89 day past due	100	2,324	122

Non-performing loans to total loans	2.00%	1.78%	1.69%
Non-performing assets to total assets	1.67%	1.51%	1.36%
Loans 60-89 days past due to total loans	0.01%	0.20%	0.01%
Adversely classified loans to total loans	3.07%	2.20%	2.33%

Allowance for loan losses	$20,273	$19,415	$18,490
Allowance for loan losses: Non-performing loans	87.83%	95.45%	100.18%
Allowance for loan losses: Total loans	1.76%	1.70%	1.69%

At March 31, 2011, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $35.3 million, compared to $25.2 million at December 31, 2010. There were no loans classified as “Loss” at March 31, 2011 or December 31, 2010.  The increase in adversely classified loans as of March 31, 2011 was primarily due to the downgrade of two commercial real estate relationship and two construction relationships during the period. Management continues to closely monitor these relationships which were carried as accruing at March 31, 2011.  Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.8 million and $7.2 million, at March 31, 2011 and December 31, 2010, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $20.5 million and $18.0 million at March 31, 2011 and December 31, 2010, respectively.  Non-accrual loans which were not adversely classified amounted to $2.5 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

Non-performing statistics have trended upward since 2009, as would be expected given the historically low level of these statistics in prior recent years, and are consistent with the regional economic environment and its lagging impact on the local commercial markets.  Management believes that the current levels of non-performing statistics are reflective of normalized commercial credit statistics compared to the historic lows seen in recent years.  Management does not consider the increase to be indicative of significant deterioration in the credit quality of the general loan portfolio at March 31, 2011, as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The $2.7 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2010, was primarily due to net additions within the non-performing commercial real estate ($1.8 million) and commercial and industrial ($1.3 million) categories, partially offset by a reduction in the non-performing residential portfolio ($287 thousand). The majority of non-accrual loans were also carried as impaired loans during the periods, and are discussed further below.

Total impaired loans amounted to $47.4 million and $49.8 million at March 31, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $25.4 million and $30.7 million at March 31, 2011 and December 31, 2010, respectively, while non—accrual impaired loans amounted to $22.0 million and $19.1 million as of March 31, 2011 and December 31, 2010, respectively.  In management’s opinion the majority of impaired loan balances at March 31, 2011 were supported by expected future cash flows or the net realizable value of the underlying collateral.  Based on management’s assessment at March 31, 2011, impaired loans totaling $36.0 million required no specific reserves and impaired loans totaling $11.4 million required specific reserve allocations of $3.2 million.  At December 31, 2010, impaired loans totaling $32.6 million required no specific reserves and impaired loans totaling $17.2 million required specific reserve allocations of $2.7 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2011 and December 31, 2010 were $35.7 million and $41.1 million, respectively.  The decrease was impacted by paydowns and in particularly, the payoff of one larger commercial real estate TDR relationship.  TDR loans on accrual status amounted to $24.8 million and $30.2 million at March 31, 2011 and December 31, 2010, respectively.  Restructured loans included in non-performing loans amounted to $10.9 million and $10.8 million at March 31, 2011 and December 31, 2010, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at March 31, 2011 was $825 thousand and consisted of the same two properties held at December 31, 2010.  There were no gains or losses on OREO sales during the three months ended March 31, 2011.  During the three months ended March 31, 2010, five properties were sold and the Company realized gains on these sales of $110 thousand.

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

The allowance for loan losses to total loans ratio was 1.76% at March 31, 2011 compared to 1.70% at December 31, 2010.  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2011.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218

Charged-off loans:
Commercial real estate	—	(552)
Commercial and industrial	(122)	(53)
Commercial construction	—	—
Residential	—	(1)
Home equity	—	—
Consumer	(8)	(19)
Total Charged off	(130)	(625)

Recoveries on charged-off loans:
Commercial real estate	14	—
Commercial and industrial	43	11
Commercial construction	4	—
Residential	2	—
Home equity	—	—
Consumer	3	7
Total recoveries	66	18

Net loans charged-off	(64)	(607)

Provision charged to operations	922	879
Balance at March 31,	$20,273	$18,490

Annualized net loans charged-off: Average loans outstanding	0.02%	0.23%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk/Asset Quality” and “Allowance for Loan Losses” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s 2010 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At March 31, 2011, the Company carried the remaining balance of its prepaid assessment totaling approximately $3.7 million as a prepaid asset on its balance sheet.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.  The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective on April 1, 2011 and will be used to calculate the June 30, 2011 insurance premium assessments.

We anticipate that our deposit insurance expense will decrease as a result of the changes to the Bank’s deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

Deposits

Total deposits increased $41.0 million, or 3%, compared to December 31, 2010, and increased $96.8 million, or 8%, since March 31, 2010.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$221,748	17.3%	$231,121	18.6%	$199,230	16.8%
Interest bearing checking	168,381	13.1%	175,056	14.1%	176,586	14.8%
Total checking	390,129	30.4%	406,177	32.7%	375,816	31.6%

Retail savings/money markets	262,562	20.4%	254,567	20.5%	230,603	19.4%
Commercial savings/money markets	353,823	27.5%	306,738	24.6%	304,249	25.6%
Total savings/money markets	616,385	47.9%	561,305	45.1%	534,852	45.0%

Certificates of deposit	278,527	21.7%	276,507	22.2%	277,533	23.4%
Total non-brokered deposits	1,285,041	100.0%	1,243,989	100.0%	1,188,201	100.0%
Brokered Deposits(1)	5	0.0%	82	0.0%	—	0.0%
Total deposits	$1,285,046	100.0%	$1,244,071	100.0%	$1,188,201	100.0%

(1)          Brokered deposits include time deposits originated through the Certificate of Deposit Account Registry (“CDAR”) nationwide network, and money market deposits originated through the “Demand Deposit Marketplace”.

Excluding brokered deposits, deposit balances increased $41.1 million, or 3%, since December 31, 2010.  At March 31, 2011, higher cost savings and money market account balances increased $55.1 million, or 10%, primarily in commercial accounts, while checking account balances decreased $16.0 million, or 4%, over this period. The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth.  The balances in brokered deposits at both March 31, 2011 and December 31, 2010 were immaterial.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings and other borrowings decreased $10.0 million, or 64.3%, since December 31, 2010.  The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or borrowings from correspondent banks.  The majority of the balance at December 31, 2010 consisted of an overnight borrowing. Since March 31, 2010, the balance of total borrowed funds has decreased $40.0 million, or 88%, due primarily to the strong deposit growth during the period.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	March 31, 2011		December 31, 2010		March 31, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

FHLB borrowings	$4,780	86.3%	$4,779	30.8%	$43,885	96.9%
Other borrowings	—	—	10,000	64.3%	—	—
Repurchase Agreements	762	13.7%	762	4.9%	1,416	3.1%
Total borrowed funds	$5,542	100.0%	$15,541	100.0%	$45,301	100.0%

At March 31, 2011, the Bank had the capacity to borrow additional funds from the FHLB of up to $192.3 million and capacity to borrow from the FRB of $47.2 million.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2011	December 31, 2010	March 31, 2010

Investment advisory assets	$499,671	$484,667	$439,451
Commercial sweep accounts	8,594	8,411	8,735
Investment assets under management	$508,265	$493,078	$448,186

Investment advisory assets increased $15.0 million, or 3%, since December 31, 2010 and $60.2 million, or 14%, since March 31, 2010.  The increase is attributable primarily to asset growth, both from new business and market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.00 billion at March 31, 2011, $1.95 billion at December 31, 2010, and $1.87 billion at March 31, 2010.

Accounting Policies/Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2010  Annual Report on Form 10-K.

As discussed in the Company’s 2010 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K for significant accounting policies.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2011, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of March 31, 2011 in the table below. The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$137,300	11.40%	$96,322	8.00%	$120,402	10.00%

Tier 1 Capital (to risk weighted assets)	$121,474	10.09%	$48,161	4.00%	$72,241	6.00%

Tier 1 Capital (to average assets)	$121,474	8.79%	$55,298	4.00%	$69,122	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $312 thousand of the $977 thousand cash dividend paid through March 31, 2011, into 21,161 shares of the Company’s common stock.

As previously announced on April 19, 2011, the Company declared a quarterly dividend of $0.105 per share to be paid on June 1, 2011 to shareholders of record as of May 11, 2011. The quarterly dividend represents a 5.0% increase over the 2010 dividend rate.

Results of Operations

Three months Ended March 31, 2011 vs. Three months Ended March 31, 2010

Unless otherwise indicated, the reported results are for the three months ended March 31, 2011 with the “comparable period”, and “prior period” being the three months ended March 31, 2010. Average yields are presented on a tax equivalent basis.

The Company reported first quarter 2011 net income of $2.5 million compared to $2.9 million for the same period in 2010, a decrease of 15%.  Diluted earnings per common share were $0.26 for the three months ended March 31, 2011 and $0.32 for the comparable period, a decrease of 19%.

The Company’s growth contributed to both increased net interest income and an increase in the level of operating expenses. The $422 thousand decrease in net income for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to $501 thousand of gains on investment securities sales and approximately $110 thousand in gains on the sale of foreclosed real estate realized in 2010. The Company did not have sales of these assets in the 2011 period.

Net Interest Income

The Company’s net interest income for the quarter ended March 31, 2011 amounted to $14.0 million, compared to $13.2 million in the March 2010 quarter, an increase of $826 thousand, or 6%. The increase in net interest income over the comparable period was due primarily to loan growth.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) was relatively flat at 4.43% for the three months ended March 31, 2011, compared to 4.44% in the comparable 2010 period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$501	$807	$(246)	$(60)
Investments (1)	(126)	170	(315)	19
Total interest earnings assets	375	977	(561)	(41)

Interest Expense
Int chkg, savings and money market	(119)	146	(229)	(36)

Certificates of deposit	(280)	26	(298)	(8)
Brokered certificates of deposit	(17)	(17)	—	—
Total Certificates of Deposit	(297)	9	(298)	(8)
Borrowed funds	(35)	(49)	122	(108)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(451)	106	(405)	(152)

Change in net interest income	$826	$871	$(156)	$111

(1)         Investments include investment securities and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2011 and 2010.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months Ended March 31, 2011			Three months Ended March 31, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,144,908	$15,270	5.45%	$1,085,394	$14,769	5.55%
Investments (3)	168,378	970	2.84%	149,936	1,096	3.68%
Total interest earnings assets	1,313,286	16,240	5.12%	1,235,330	15,865	5.32%

Other assets	78,739			75,114

Total assets	$1,392,025			$1,310,444

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$750,071	1,016	0.55%	$664,445	1,135	0.69%
Certificates of deposit	281,309	899	1.30%	275,185	1,179	1.74%
Brokered certificates of deposit	—	—	—	8,587	17	0.80%
Borrowed funds	6,131	22	1.46%	45,747	57	0.50%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,048,336	2,231	0.86%	1,004,789	2,682	1.08%

Net interest rate spread			4.26%			4.24%

Demand deposits	216,681	—	—	186,597	—	—
Total deposits, borrowed funds and debentures	1,265,017	2,231	0.71%	1,191,386	2,682	0.91%

Other liabilities	9,309			9,990
Total liabilities	1,274,326			1,201,376

Stockholders’ equity	117,699			109,068

Total liabilities and stockholders’ equity	$1,392,025			$1,310,444

Net interest income		$14,009			$13,183

Net interest margin (tax equivalent)			4.43%			4.44%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $366 thousand and $374 thousand for the periods ended March 31, 2011 and March 31, 2010 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

Interest Income

For the first quarter of 2011, total interest income amounted to $16.2 million, an increase of $375 thousand, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $78.0 million, or 6%, in the average balance of interest earning assets for the quarter ended March 31, 2011 compared to the first quarter of 2010, primarily loans, partially offset by a 20 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $15.3 million for the quarter ended March 31, 2011, an increase of $501 thousand, or 3%, over the comparable period, due primarily to loan growth.  The average loan balances increased $59.5 million, or 5%, for the three months ended March 31, 2011 compared to the same period in 2010, while the average yield on loans declined 10 basis points compared to the prior period and amounted to 5.45% for the three months ended March 31, 2011.

Total investment income, which represents the remainder of interest income, amounted to $970 thousand for the three months ended March 31, 2011, a decrease of $126 thousand, or 11%, compared to the prior period. The decrease resulted from the impact of an 84 basis point decrease in the average yield on investment securities and an increase of $12.7 million, or 79%, in the average balance of short term investments (primarily fed funds) for the first quarter of 2011 compared to the first quarter of 2010, partially offset by an increase of $5.7 million, or 4%, in the average balances of investments (other than short term investments) over the comparable period.

Interest Expense

For the three months ended March 31, 2011, total interest expense amounted to $2.2 million, a decrease of $451 thousand, or 17%, compared to the prior period.  The decrease resulted primarily from a 20 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period and increases in the average balances of non-interest bearing deposits. This decrease was partially offset by the expense associated with the $43.5 million, or 4%, increase in the average balance of interest bearing funding sources for the first quarter of 2011 compared to the first quarter of 2010, primarily attributed to expansion and sales efforts to attract deposit relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  This deposit growth has provided the Company with the ability to reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.0 million for the quarter ended March 31, 2011, a decrease of $119 thousand, or 10%, compared to the same quarter in the prior period. The average cost of these accounts decreased 14 basis points to 0.55%, while the average balances increased $85.6 million, or 13%, for the three months ended March 31, 2011 compared to three months ended March 31, 2010.  Average balance increases were noted primarily in money market accounts.  Included in average money market balances is $59 thousand in brokered deposits associated with a brokered money market product introduced in 2010.

Interest expense on total CDs (brokered and non-brokered) decreased $297 thousand, or 25%, compared to the prior period and amounted to $899 thousand for the three months ended March 31, 2011.

•      Non-Brokered CDs:

For the first quarter of 2011, interest expense on non-brokered CDs amounted to $899 thousand, a decrease of $280 thousand, or 24%, over the comparable period.  The average cost of non-brokered CDs decreased 44 basis points, to 1.30%, for the three months ended March 31, 2011, while average balances increased $6.1 million, or 2%, compared to the quarter ended March 31, 2010.

•      Brokered CDs:

There were no brokered CD balances in the first quarter of 2011, therefore the interest expense on brokered CDs decreased $17 thousand, or 100%, over the comparable period. The average balance decreased $8.6 million, or 100%, compared to the first quarter of 2010.

Interest expense on borrowed funds, consisting of FHLB borrowings and repurchase agreements, amounted to $22 thousand for the first quarter of 2011, a decrease of $35 thousand, or 61%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $39.6 million, or 87%, for the quarter ended March 31, 2011 compared to the same period in 2010, partially offset by a 96 basis point increase in the average cost compared to the prior period.  Average balances have declined as deposit balances have risen.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended March 31, 2011 and March 31, 2010.

The average balance of non-interest bearing demand deposits, for the three months ended March 31, 2011, increased $30.1 million, or 16%, as compared to the same period in 2010. Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 17% and 16% of total average deposit balances for the three months ended March 31, 2011 and 2010, respectively.

Provision for Loan Loss

The provision for loan losses increased $43 thousand compared to the same period last year and amounted to $922 thousand for three months ended March 31, 2011.  For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition — Loans - Credit Risk/Asset Quality” and “Loans -

Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2011 amounted to $2.8 million, a decrease of $311 thousand, or 10%, as compared to the three months ended March 31, 2010.  The significant changes are discussed below.

Investment advisory income increased $102 thousand, or 12%, in the three months ended March 31, 2011 compared to the same period in the prior year. The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, achieved since the end of the comparable period in 2010.

There were no gains on investment security sales in the first quarter of 2011. Net gains on security sales were $501 thousand in the first quarter of 2010 resulting from the sales of $1 million in equity securities.

Net gain on loan sales increased $139 thousand, or 172%, for the three months ended March 31, 2011 when compared to the same period in 2010 and resulted from the increased volume of residential loan production originated during the fourth quarter of 2010 that subsequently was sold in the first quarter of 2011.

Other income decreased $109 thousand, or 21%, due primarily to the gain on OREO sales realized in 2010.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2011 amounted to $12.2 million, an increase of $1.1 million, or 10%, compared to the same period in 2010. The significant changes are discussed below.

Salaries and employee benefits increased $530 thousand, or 8%. The increase was primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as, salary adjustments since the prior period.

Occupancy and equipment expenses increased $137 thousand, or 10%, due primarily to the unusually harsh New England weather conditions in 2011.

Technology and telecommunications expenses increased $61 thousand, or 7%, primarily due to growth and expansion costs to support the Company’s strategic initiatives.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

Advertising and public relations increased $139 thousand, or 26% primarily due to costs which supported the Company’s expansion and business development efforts, including philanthropic activity, partially offset by decreases in costs incurred with the Bank’s annual community event, which recognizes local businesses and individuals for their commitment to the communities we serve.  This event was held in May last year and in 2011 it is scheduled to be held in November.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 and 2010 was $1.2 million and $1.4 million, respectively. The effective tax rate for the three months ended March 31, 2011 and 2010 was 32.8% and 32.3%, respectively.

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

Under a declining yield curve scenario, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate. The Company experienced margin compression due to the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target Rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.  The Fed Funds Target Rate and the Prime Rate have remained unchanged since 2008.

The Company’s margin improved during the latter half of 2009 and in 2010, as cost of funds continued to decline due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime Rate had already repriced downward in 2008 and early 2009.  Net interest margin has stabilized in 2011 as the cost of funds is approaching a floor.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  At March 31, 2011, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components. Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2011) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2011.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2011.

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

ENTERPRISE BANCORP, INC.

DATE: May 10, 2011	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)