Form 10-Q
period 2011-06-30
ENTERPRISE BANCORP INC /MA/
filed 2011-08-09
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition for “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 1, 2011 Common Stock - Par Value $0.01: 9,423,349 shares outstanding.

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,205	$30,541
Short-term investments	74,091	24,465
Total cash and cash equivalents	103,296	55,006

Investment securities at fair value	134,124	142,060
Federal Home Loan Bank Stock	4,740	4,740
Loans, less allowance for loan losses of $21,310 at June 30, 2011, and $19,415 at December 31, 2010, respectively	1,154,303	1,123,931
Premises and equipment	25,658	24,924
Accrued interest receivable	5,447	5,532
Deferred income taxes, net	10,425	11,039
Bank-owned life insurance	14,670	14,397
Prepaid income taxes	1,113	379
Prepaid expenses and other assets	11,076	9,657
Goodwill	5,656	5,656

Total assets	$1,470,508	$1,397,321

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,319,959	$1,244,071
Borrowed funds	4,779	15,541
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	11,715	9,297
Accrued interest payable	815	914

Total liabilities	1,348,093	1,280,648

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,422,087, and 9,290,465 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	94	93
Additional paid-in-capital	44,039	42,590
Retained earnings	75,186	72,000
Accumulated other comprehensive income	3,096	1,990

Total stockholders’ equity	122,415	116,673

Total liabilities and stockholders’ equity	$1,470,508	$1,397,321

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Interest and dividend income:
Loans	$15,567	$15,354	$30,837	$30,123
Investment securities	907	1,057	1,866	2,147
Short-term investments	16	14	27	20
Total interest and dividend income	16,490	16,425	32,730	32,290

Interest expense:
Deposits	1,903	2,224	3,818	4,555
Borrowed funds	22	50	44	107
Junior subordinated debentures	295	295	589	589
Total interest expense	2,220	2,569	4,451	5,251

Net interest income	14,270	13,856	28,279	27,039

Provision for loan losses	1,192	1,033	2,114	1,912
Net interest income after provision for loan losses	13,078	12,823	26,165	25,127

Non-interest income:
Investment advisory fees	969	879	1,925	1,733
Deposit service fees	1,116	1,034	2,139	2,006
Income on bank-owned life insurance	160	166	322	322
Other than temporary impairment on investment securities	—	(7)	—	(8)
Net gains on sales of investment securities	261	276	261	777
Gains on sales of loans	64	103	284	184
Other income	476	406	895	934
Total non-interest income	3,046	2,857	5,826	5,948

Non-interest expense:
Salaries and employee benefits	7,122	6,676	14,098	13,122
Occupancy and equipment expenses	1,334	1,332	2,778	2,639
Technology and telecommunications expenses	961	1,010	1,934	1,922
Advertising and public relations expenses	581	755	1,246	1,281
Deposit insurance premiums	284	449	773	909
Audit, legal and other professional fees	362	328	672	595
Supplies and postage expenses	206	201	424	397
Investment advisory and custodial expenses	126	110	230	246
Other operating expenses	1,118	911	2,139	1,794
Total non-interest expense	12,094	11,772	24,294	22,905

Income before income taxes	4,030	3,908	7,697	8,170
Provision for income taxes	1,345	1,305	2,548	2,681

Net income	$2,685	$2,603	$5,149	$5,489

Basic earnings per share	$0.29	$0.28	$0.55	$0.60
Diluted earnings per share	$0.28	$0.28	$0.55	$0.60
Basic weighted average common shares outstanding	9,401,932	9,219,171	9,360,458	9,172,194
Diluted weighted average common shares outstanding	9,497,299	9,223,965	9,426,633	9,176,734

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2011

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance at December 31, 2010	$93	$42,590	$72,000		$1,990	$116,673

Comprehensive income
Net income			5,149	$5,149		5,149
Other comprehensive income, net				1,106	1,106	1,106
Total comprehensive income				$6,255
Tax benefit from exercise of stock options		4				4
Common stock dividend paid ($0.21 per share)			(1,963)			(1,963)
Common stock issued under dividend reinvestment plan	—	626				626
Stock-based compensation	1	583				584
Stock options exercised	—	236				236
Balance at June 30, 2011	$94	$44,039	$75,186		$3,096	$122,415

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

		Six months ended June 30,
	(Dollars in thousands)	2011	2010
	Cash flows from operating activities:
	Net income	$5,149	$5,489
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,114	1,912
	Depreciation and amortization	2,048	1,883
	Amortization of intangible assets	—	66
	Stock-based compensation expense	547	441
	Mortgage loans originated for sale	(9,874)	(16,226)
	Proceeds from mortgage loans sold	16,236	15,082
	Gains on sales of loans	(284)	(184)
	Gains on sales of OREO	—	(120)
	Net gains on sales of investment securities	(261)	(777)
	Other-than-temporary-impairment on investment securities	—	8
	Income on bank-owned life insurance, net of costs	(273)	(279)
	Changes in:
	Accrued interest receivable	85	(64)
	Prepaid expenses and other assets	(2,507)	(583)
	Accrued expenses and other liabilities	(576)	435
	Accrued interest payable	(99)	(309)
	Net cash provided by operating activities	12,305	6,774
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	2,629	5,330
	Proceeds from maturities, calls and pay-downs of investment securities	24,741	16,952
	Purchase of investment securities	(14,578)	(25,724)
	Net increase in loans	(38,564)	(33,300)
	Additions to premises and equipment, net	(2,597)	(3,124)
	Proceeds from OREO sales and payments	325	1,556
	Net cash used in investing activities	(28,044)	(38,310)
	Cash flows from financing activities:
	Net increase in deposits	75,888	70,213
	Net (decrease) increase in borrowed funds	(10,762)	496
	Cash dividends paid	(1,963)	(1,832)
	Proceeds from issuance of common stock	626	603
	Proceeds from the exercise of common stock options	236	—
	Tax benefit from the exercise of common stock option	4	—
	Net cash provided by financing activities	64,029	69,480

	Net increase in cash and cash equivalents	48,290	37,944
	Cash and cash equivalents at beginning of period	55,006	32,610
	Cash and cash equivalents at end of period	$103,296	$70,554

	Supplemental financial data:
Cash Paid For:	Interest	$4,550	$5,560
	Income taxes	3,278	3,834
	Supplemental schedule of non-cash investing activity:
	Purchase of investment securities not yet settled	3,031	—
	Transfer from loans to other real estate owned	—	350

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(1)                     Organization of Holding Company

The consolidated interim financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain previous year amounts in the footnotes to the consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

The following table summarizes the components of other comprehensive income for the six month periods ended June 30, 2011 and 2010.

(Dollars in thousands)	2011	2010

Gross unrealized holding gains on investments arising during the period	$1,984	$1,094
Income tax expense	(711)	(416)
Net unrealized holding gains, net of tax	1,273	678

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	—	(8)
Income tax benefit	—	3
Reclassification adjustment for impairment realized, net of tax	—	(5)

Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	261	777
Income tax expense	(94)	(271)
Reclassification adjustment for gains realized, net of tax	167	506

Other comprehensive income, net of reclassifications	$1,106	$177

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	9,401,932	9,219,171	9,360,458	9,172,194
Dilutive shares	95,367	4,794	66,175	4,540
Diluted weighted average common shares outstanding	9,497,299	9,223,965	9,426,633	9,176,734

Basic earnings per share	$0.29	$0.28	$0.55	$0.60
Effect of dilutive shares	(0.01)	—	—	—
Diluted earnings per share	$0.28	$0.28	$0.55	$0.60

For the six months ended June 30, 2011, there was an additional 133,669 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(6)                     Investment Securities

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$39,127	$106	$2	$39,231
Federal agency mortgage backed securities (MBS) (1)	37,744	1,382	—	39,126
Municipal securities	47,520	2,011	3	49,528
Total fixed income securities	124,391	3,499	5	127,885
Equity investments	4,915	1,343	19	6,239
Total available for sale securities, at fair value	$129,306	$4,842	$24	$134,124

	December 31, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations(1)	$41,149	$55	$264	$40,940
MBS(1)	41,581	1,056	112	42,525
Non-agency CMO	2,386	53	—	2,439
Municipal securities	50,576	1,109	96	51,589
Total fixed income securities	135,692	2,273	472	137,493
Equity investments	3,273	1,300	6	4,567
Total available for sale securities, at fair value	$138,965	$3,573	$478	$142,060

(1)                This category may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bureau (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the carrying amount of federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $24.1 million and $26.0 million at June 30, 2011 and December 31, 2010, respectively.

See Note 13, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

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

As of June 30, 2011, the unrealized loss on the federal agency investments was related to one individual security, which was attributed to market volatility.  The contractual cash flows of those investments are guaranteed by an agency of the U.S. Government, and the agencies that issued these securities are sponsored by the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment.  The Company does not consider that investment to be other-than-temporarily impaired at June 30, 2011, because the decline in market value is attributable to changes in interest rate volatility and not credit quality, additionally, the Company does not intend to, and it is more likely than not that it will not be required to, sell that investment prior to a market price recovery or maturity.

As of June 30, 2011, the unrealized loss on the Company’s municipal securities was related to one obligation, and was attributed to market volatility and not a fundamental deterioration in the issuers.  The Company does not consider that investment to be other-than-temporarily impaired at June 30, 2011 based on management’s assessment of that investment including a review of market pricing and ongoing credit evaluations.  In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell that investment prior to a market price recovery or maturity.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

However, if an unrealized loss on an equity security is deemed to be other than temporary prior to a sale, the loss is charged to earnings.

At June 30, 2011, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in funds or individual common stock of entities in the financial services industry.  At June 30, 2011, the Company had seven investments in equity mutual funds or individual stocks having combined unrealized losses of $19 thousand which were short term in nature.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.  Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at June 30, 2011.

During the six months ended June 30, 2011, the Company did not record any fair value impairment charges on equity investments; during that period, the Company sold $388 thousand of previously impaired equity funds and recognized book gains of $207 thousand, in addition to gains of $54 thousand on the sale of another investment security over the period.

During the six months ended June 30, 2010, the Company recorded fair value impairment charges of $8 thousand, on a previously impaired equity investment; also during that period, the Company sold $1.6 million of previously impaired equity funds and recognized book gains of $752 thousand, in addition to gains of $25 thousand on other investment securities over the period.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $47.7 million at June 30, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $25.6 million at June 30, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $48.5 million at June 30, 2011.

(7)                     Restricted Investments

As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

In February 2009, the FHLB began implementing a number of measures in order to strengthen its financial position and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  However, in the first quarter of 2011, the FHLB announced the reinstitution of quarterly dividends on capital stock balances based on improved profitability and capital levels.  The FHLB noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  The FHLB continues to take steps to protect members’ capital and improve its profitability, including amendments to its capital plan and a joint capital enhancement agreement with the other eleven FHLBs, and a continuation of the moratorium on excess capital stock repurchases.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At June 30, 2011, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management’s review of this investment, FHLB stock was not other than temporarily impaired as of June 30, 2011.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(8)                     Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Real estate:
Commercial real estate	$611,016	$595,075
Commercial construction	123,853	111,681
Residential mortgages	89,079	86,560
Residential construction	2,845	2,874
Loans held for sale	330	6,408
Total real estate	827,123	802,598

Commercial and industrial	276,828	274,829
Home equity	69,155	63,108
Consumer	3,924	4,228
Gross loans	1,177,030	1,144,763

Deferred loan origination fees, net	(1,417)	(1,417)
Total loans	1,175,613	1,143,346
Allowance for loan losses	(21,310)	(19,415)
Net loans and loans held for sale	$1,154,303	$1,123,931

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”

Loan Categories

Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years.  Variable interest rate commercial real estate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

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

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established developers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $23.6 million at June 30, 2011 and $32.7 million at December 31, 2010.

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

Other loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, or be vacation homes or investment properties.  Loan to value limits vary, generally from 80% for adjustable rate and multi-family, owner occupied properties, up to 97% for fixed rate loans on single family, owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

The Company originates home equity lines of credit for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the appraised value of the property securing the loan.  Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate as published in the Wall Street Journal, although minimum rates may be applicable.  Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the lines are interest only payments.  Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

Loans serviced for others

At June 30, 2011 and December 31, 2010, the Company was servicing residential mortgage loans owned by investors amounting to $26.7 million and $27.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $34.5 million and $36.6 million at June 30, 2011 and December 31, 2010, respectively.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

	June 30, 2011	December 31, 2010
Commercial real estate	$217,314	$227,926
Residential mortgages	64,782	63,166
Home equity	24,504	24,417
Total loans pledged to FHLB	$306,600	$315,509

(9)                     Allowance for Loan Loss

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

The following table presents the credit risk profile by internally assigned risk rating category at the periods indicated.

	June 30, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$23,384	$250	$—	$587,382	$611,016
Cmml and industrial	7,314	121	—	269,393	276,828
Cmml construction	5,119	—	—	118,734	123,853
Residential	1,550	—	—	90,374	91,924
Home Equity	157	—	—	68,998	69,155
Consumer	9	—	—	3,915	3,924
Loans held for sale	—	—	—	330	330
		—
Total gross loans	$37,533	$371	$—	$1,139,126	$1,177,030

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

	December 31, 2010
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$12,885	$250	$—	$581,940	$595,075
Cmml and industrial	6,765	47	—	268,017	274,829
Cmml construction	2,890	—	—	108,791	111,681
Residential	2,132	—	—	87,302	89,434
Home Equity	207	—	—	62,901	63,108
Consumer	18	4	—	4,206	4,228
Loans held for sale	—	—	—	6,408	6,408

Total gross loans	$24,897	$301	$—	$1,119,565	$1,144,763

In comparison to the numbers noted above, at June 30, 2010 total adversely classified loans amounted to $24.5 million.  The increase in adversely classified loans as of June 30, 2011, as compared to December and June 2010, was primarily due to the downgrade of five commercial real estate relationships and two construction relationships, partially offset by paydowns and credit upgrades during the period.  Management continues to closely monitor these adversely classified relationships.

Past Due and Non-Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

The following table presents an age analysis of past due loans as of June 30, 2011.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans

Cmml real estate	$5,631	$1,341	$12,961	$19,933	$591,083	$611,016
Cmml and industrial	1,269	315	8,614	10,198	266,630	276,828
Cmml construction	4,900	—	2,124	7,024	116,829	123,853
Residential	200	—	1,083	1,283	90,641	91,924
Home Equity	—	—	82	82	69,073	69,155
Consumer	29	69	11	109	3,815	3,924
Loans held for sale	—	—	—	—	330	330

Total gross loans	$12,029	$1,725	$24,875	$38,629	$1,138,401	$1,177,030

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2010.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non-accrual)	Total Past Due Loans	Current Loans	Gross Loans

Cmml real estate	$4,363	$2,002	$8,065	$14,430	$580,645	$595,075
Cmml and industrial	816	317	7,573	8,706	266,123	274,829
Cmml construction	247	—	2,890	3,137	108,544	111,681
Residential	622	—	1,667	2,289	87,145	89,434
Home Equity	40	—	135	175	62,933	63,108
Consumer	24	5	11	40	4,188	4,228
Loans held for sale	—		—	—	6,408	6,408

Total gross loans	$6,112	$2,324	$20,341	$28,777	$1,115,986	$1,144,763

Total non-accrual loans amounted to $24.9 million at June 30, 2011, $20.3 million at December 31, 2010 and $19.2 million at June 30, 2010.  Non-accrual loans which were not adversely classified amounted to $2.5 million at June 30, 2011, $2.4 million at December 31, 2010, and $1.8 million at June 30, 2010.  These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non- accrual loans to total loans amounted to 2.12%, 1.78% and 1.72% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

At June 30, 2011, additional funding commitments for loans on non-accrual status totaled $157 thousand.  The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

The majority of the non-accrual loan balances were also carried as impaired loans during the periods, and are discussed further below.

Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring (or “TDR”, see below).  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR.  Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimated specific reserves for impaired loans.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Total impaired loans amounted to $36.1 million and $49.8 million at June 30, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $11.9 million and $30.7 million at June 30, 2011 and December 31, 2010, respectively, while non—accrual impaired loans amounted to $24.2 million and $19.1 million as of June 30, 2011 and December 31, 2010, respectively. During the current quarter, an accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status, due to the borrower’s improved financial condition and sustained performance over time.  In addition, the decrease was impacted by paydowns and, in particular, the payoff of one larger commercial real estate impaired/TDR relationship during the first quarter of 2011.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of June 30, 2011.

(Dollars in thousands)	Unpaid contractual principal balance	Related allowance	Recorded investment with allowance	Recorded investment with no allowance	Total recorded investment in impaired loans

Cmml real estate	$23,434	$1,128	$4,143	$18,149	$22,292
Cmml and industrial	10,808	1,799	7,189	2,279	9,468
Cmml construction	3,879	641	2,206	1,558	3,764
Residential	570	129	338	210	548
Home Equity	—	—	—	—	—
Consumer	18	18	18	—	18
Total	$38,709	$3,715	$13,894	$22,196	$36,090

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three months ended June 30, 2011		Six months ended June 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Cmml real estate	$27,510	$114	$30,632	$444
Cmml and industrial	9,790	14	9,543	29
Cmml construction	4,018	19	4,185	44
Residential	541	1	560	1
Home Equity	—	—	—	1
Consumer	19	1	19	1
Total	$41,878	$149	$44,939	$520

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2010.

(Dollars in thousands)	Unpaid contractual principal balance	Related allowance	Recorded investment with allowance	Recorded investment with no allowance	Total recorded investment in impaired loans

Cmml real estate	$37,331	$853	$10,626	$25,405	$36,031
Cmml and industrial	9,942	1,284	3,956	4,824	8,780
Cmml construction	4,419	414	2,229	2,135	4,364
Residential	646	121	347	283	630
Home Equity	—	—	—	—	—
Consumer	19	19	19	—	19
Total	$52,357	$2,691	$17,177	$32,647	$49,824

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Troubled Debt Restructures

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

Restructured loans are included in the impaired loan category and as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimated specific reserves for impaired loans.

Total TDR loans, included in the impaired loan figures above as of June 30, 2011 and December 31, 2010 were $23.5 million and $41.1 million, respectively.  TDR loans on accrual status amounted to $11.4 million and $30.2 million at June 30, 2011 and December 31, 2010, respectively.  The decrease in accruing TDR loans is primarily due to the upgrade of the accruing commercial real estate relationship referred to above under “impaired loans.”  Restructured loans included in non-performing loans amounted to $12.1 million and $10.9 million at June 30, 2011 and December 31, 2010, respectively.

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

Changes in the allowance for loan losses for the six months ended June 30, are summarized as follows:

(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218
Provision charged to operations	2,114	1,912
Loan recoveries	138	40
Less: Loans charged-off	357	888
Balance at end of year	$21,310	$19,282

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Changes in the allowance for loan losses by segment for the three months ended June 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 3/31/11	$9,644	$6,090	$3,064	$863	$526	$86	$20,273
Provision	829	101	130	89	31	12	1,192
Recoveries	34	35	—	—	—	3	72
Less: Charge offs	34	185	—	4	—	4	227
Ending Balance, 06/30/11	$10,473	$6,041	$3,194	$948	$557	$97	$21,310

Changes in the allowance for loan losses by segment for the six months ended June 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/10	$9,769	$5,489	$2,609	$923	$512	$113	$19,415
Provision	690	781	581	27	45	(10)	2,114
Recoveries	48	78	4	2	—	6	138
Less: Charge offs	34	307	—	4	—	12	357
Ending Balance, 06/30/11	$10,473	$6,041	$3,194	$948	$557	$97	$21,310

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$1,128	$1,799	$641	$129	$—	$18	$3,715
Loans collectively evaluated for impairment	9,345	4,242	2,553	819	557	79	17,595

The balances of loans as of June 30, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$22,292	$588,724	$611,016
Cmml and industrial	9,468	267,360	276,828
Cmml construction	3,764	120,089	123,853
Residential	548	91,376	91,924
Home Equity	—	69,155	69,155
Consumer	18	3,906	3,924
Loans held for sale	—	330	330
Deferred Fees	—	(1,417)	(1,417)
Total loans	$36,090	$1,139,523	$1,175,613

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The balances of loans as of December 31, 2010 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$36,031	$559,044	$595,075
Cmml and industrial	8,780	266,049	274,829
Cmml construction	4,364	107,317	111,681
Residential	630	88,804	89,434
Home Equity	—	63,108	63,108
Consumer	19	4,209	4,228
Loans held for sale	—	6,408	6,408
Deferred Fees	—	(1,417)	(1,417)
Total loans	$49,824	$1,093,522	$1,143,346

(10)              Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $241 thousand and $547 thousand for the three and six months ended June 30, 2011, respectively, compared to $245 thousand and $441 thousand for the three and six months ended June 30, 2010, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $58 thousand and $109 thousand for the three and six months ended June 30, 2011, respectively, compared to $60 thousand and $125 thousand for the three and six months ended June 30, 2010.

There were 82,075 and 63,775 stock option awards granted to employees in the first quarters of 2011 and 2010, respectively.  These options generally become exercisable at the rate of 25% per year on or about the anniversary date of the original grant.  The 2011 awards allow for accelerated vesting on a portion of unvested options upon the date of retirement, if during the normal vesting period.  Options granted prior to 2011 provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and the options expire seven years from the date of grant.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $143 thousand and $341 thousand for the three and six months ended June 30, 2011, respectively, compared to $146 thousand and $238 thousand for the three and six months ended June 30, 2010, respectively.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $40 thousand and $97 thousand for the three and six months ended June 30, 2011, respectively compared to $39 thousand and $78 thousand for the three and six months ended June 30, 2010.  In January 2011, 12,046 shares of common stock were issued to directors in lieu of cash fees related to 2010 annual directors’ stock-based compensation expense of $134 thousand.

(11)              Supplemental Retirement Plan and Other Postretirement Benefit Obligations

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

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$14	$—	$55
Interest Cost	42	46	85	92
Net periodic benefit cost	$42	$60	$85	$147

Benefits paid amounted to $69 thousand and $138 thousand for the three and six months ended June 30, 2011, respectively compared to $69 thousand and $114 thousand for the three and six months ended June 30, 2010, respectively.  The Company anticipates accruing an additional $85 thousand to the plan during the remainder of 2011.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at June 30, 2011 and December 31, 2010 amounted to $14.7 million and $14.4 million, respectively.  There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior and executive officers on whom the Company owns BOLI, the Company has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$3	$(10)	$7	$(21)
Interest Cost	18	17	36	34
Actuarial Gain/Loss	—	—	(19)	—
Net periodic post retirement benefit cost	$21	$7	$24	$13

(12)              Accounting for Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2011.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(13)              Fair Value Measurements

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	June 30, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$127,885	$—	$127,885	$—
Equity securities	6,239	6,239	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,654	—	—	7,654
Other real estate owned	500	—	—	500

	December 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$137,493	$—	$137,493	$—
Equity securities	4,567	4,567	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,969	—	—	13,969
Other real estate owned	825	—	—	825

During the six months ended June 30, 2011, the Company did not have cause to transfer any assets between the fair value measurement levels.

Investment securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes, federal agency obligations, federal agency MBS, non-agency CMO, and municipal securities, as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures.  See the discussion regarding FHLB stock in Note 7, “Restricted Investments,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at June 30, 2011 amounted to $2.9 million compared to $2.2 million at December 31, 2010, a net increase of $748 thousand.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”).  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at June 30, 2011 and December 31, 2010 consisted of one and two properties, respectively.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $22 thousand and $40 thousand at June 30, 2011 and December 31, 2010, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At June 30, 2011 and December 31, 2010, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

The carrying amount of FHLB stock reported approximates fair value.  See the discussion regarding FHLB stock in Note 7, “Restricted Investments,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2011 and December 31, 2010 for similar

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2011 and December 31, 2010.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2011 and December 31, 2010 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$103,296	$103,296	$55,006	$55,006
Investment securities	134,124	134,124	142,060	142,060
Federal Home Loan Bank Stock	4,740	4,740	4,740	4,740
Loans, net	1,154,303	1,138,321	1,123,931	1,117,031
Accrued interest receivable	5,447	5,447	5,532	5,532
Financial liabilities:
Non-interest demand deposits	255,240	255,240	231,121	231,121
Interest bearing checking, savings, money market accounts (1)	791,669	791,669	736,443	736,443
Certificates of deposit (1)	273,050	274,397	276,507	277,109
Borrowed funds	4,779	4,852	15,541	15,623
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	815	815	914	914

(1)-Includes brokered deposit balances

(14)              Recent Accounting Pronouncements

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

In January 2011, the FASB issued ASU No 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” to allow the FASB time to complete its deliberations and issue amended guidance on what constitutes a troubled debt restructuring.  However, ASU No. 2011-01 did not defer the effective date for public companies of the other disclosure requirements in ASU No. 2010-20 regarding credit quality and the allowance for credit losses.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

In April 2011, the FASB issued ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” which offers additional guidance and clarification to help creditors determine if the two criteria for classifying a restructure as a trouble debt restructuring have been met.  In addition, the previously deferred paragraphs of ASU 2010-20, requiring disclosures by portfolio segment of qualitative and quantitative information regarding troubled debt restructures during the period, are to be implemented as of the effective date of ASU No. 2011-02, which is the first interim or annual period beginning after June 15, 2011.  The adoption of ASU No. 2011-02 in July 2011 is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs.”  This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs.”).  The amendments in this Update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurements requirements.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04, in January 2012, is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under the amendments in this Update, a company has the option to present the total of comprehensive income, and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU No. 2011-05 only deals with presentation requirements, its adoption in January 2012, is not expected to have any impact on the Company’s financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise”, “us”, “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2010 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact.  Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 — “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management’s views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements.  The Company cautions readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company’s future results. The following important factors, among others, could cause the Company’s results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income;  (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company’s allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company’s credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company’s competitive position within its market area and reduce demand for the Company’s products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company’s assets and the availability of funding sources necessary to meet the Company’s liquidity needs; (vi) changes in technology could adversely impact the Company’s operations and increase technology-related expenditures;  (vii) increases in employee compensation and benefit expenses could adversely affect the Company’s financial results;  (viii) changes in laws and regulations that apply to the Company’s business and operations, including without limitation the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), could increase the Company’s regulatory compliance costs and adversely affect the Company’s business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the FASB or the Public Company Accounting Oversight Board could negatively impact the Company’s financial results; and (x) some or all of the risks and uncertainties described in Item 1A of the Company’s 2010 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Net income amounted to $2.7 million for the quarter ended June 30, 2011, compared to $2.6 million for the quarter ended June 30, 2010, an increase of 3%.  Net income for the six months ended June 30, 2011 amounted to $5.1 million compared to $5.5 million for the comparable 2010 period, a decrease of 6%.  Diluted earnings per share were $0.28 and $0.55 for the three and six months ended June 30, 2011 compared to $0.28 and $0.60 for the same respective periods in 2010, a decrease of 8% for the year-to-date period.  The increase in net income in the second quarter of 2011 as compared to the prior year is primarily attributed to the Company’s continued successful growth.  Operating income for the six months ended June 30, 2011 was comparable to prior year levels, as the $340 thousand decrease in net income was primarily due to the level of gains realized in 2010 on sales of investment securities in the first quarter of 2010.

In 2011, our focus remains on increasing market share and on growing all of our business lines, including quality lending, deposits, investment assets managed and insurance services through continued organic growth and strategic expansion, as we seek to take advantage of market opportunities that continue to be presented to strong community banks.  We remain committed to making investments in our branch network, technology, and most importantly in our employees, customers and communities, while positioning the Company for long-term growth.  We believe that the current banking environment continues to provide many opportunities for strong community banks, including Enterprise

Bank, as customers continue to migrate from larger, national banks to local community banks, choosing to do their banking business with local professional bankers.

Deposits, excluding brokered deposits, have grown $76.0 million, or 6%, since December 31, 2010, or 12% on an annualized basis.  While many banks continue to experience declining loan portfolios, our loan balances grew $32.3 million, or 3% since December 31, 2010, 6% on an annualized basis.  This increase was comprised of a $30.1 million increase in commercial loan balances.  During the first quarter, we opened our third Southern New Hampshire location in Hudson, and are very pleased with the reception we have received in the Hudson market.  We also recently announced our planned expansion in early 2012 into the Town of Pelham, New Hampshire.

Composition of Earnings

In both the quarter and year-to-date periods ended June 30, 2011, the Company’s growth contributed to increases in net interest income and the level of operating expenses.  Net income for the three months ended June 30, 2011, as compared to the second quarter of 2010, also included increases in non-interest income, partially offset by the provision for loan losses.  Net income for the six months ended June 30, 2011, as compared to the same period last year, was also impacted by a $516 thousand decline in gains on investment securities sales and an increase in the provision for loan losses, partially offset by increases in other non-interest revenue streams.

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

Net interest income for the quarter ended June 30, 2011 amounted to $14.3 million, an increase of $414 thousand, or 3%, compared to the June 2010 quarter.  Net interest income increased $1.2 million, or 5% for the six-month period ended June 30, 2011 and amounted to $28.3 million for the six months ended June 30, 2011.  The increase in net interest income over the comparable 2010 periods was due primarily to loan growth.  For the three and six months ended June 30, 2011, average loan balances were $57.3 million and $58.4 million, respectively, above the comparable periods in 2010.  Tax equivalent net interest margin decreased to 4.34% for the quarter ended June 30, 2011, as compared to 4.48% for the quarter ended June 30, 2010.  Year-to-date net interest margin was 4.38% and 4.46% for the six months ended June 30, 2011 and 2010, respectively.  The 2011 margin continues to be impacted by higher average balances in lower yielding short-term investments, primarily from deposit growth in excess of loan growth in the first half of 2011.

The provision for loan losses amounted to $1.2 million for the three months ended June 30, 2011 compared to $1.0 million for the same period in 2010.  For the six months ended June 30, 2011 and 2010, the provision for loan losses amounted to $2.1 million and $1.9 million, respectively.  The provisions made to the allowance for loan losses are a function of trends in asset quality, taking into consideration net charge-offs, the level of non-performing and adversely classified loans, and specific reserves for impaired loans, and the level of loan growth.  For the year-to-date period ended June 30, 2011, the Company recorded net charge-offs of $219 thousand, compared to net charge-offs of $848 thousand for the comparable period ended June 30, 2010.  Annualized net charge-offs to average loans for the six months ended June 30, 2011 amounted to 0.04% compared to 0.16% in 2010.  Total non-performing assets to total assets were 1.73% at June 30, 2011, compared to 1.40% at June 30, 2010.  The balance of the allowance for loan losses allocated to impaired loans amounted to $3.7 million at June 30, 2011, compared to $3.1 million at June 30, 2010.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves, and believes that current loan quality statistics are a function of the ongoing effects of the recent economic environment.  The level of loan growth during the first six months of 2011 was comparable to the same period in 2010, and amounted to $32.3 million.  The allowance for loan losses to total loans ratio was 1.81% at June 30, 2011, compared to 1.70% at December 31, 2010 and 1.73% at June 30, 2010.

Non-interest income for the three months ended June 30, 2011 amounted to $3.0 million, an increase of $189 thousand, or 7%, compared to the second quarter of 2010.  This increase was primarily due to increases in deposit fees and investment advisory income.  Non-interest income for the six months ended June 30, 2011 amounted to $5.8 million a decrease of $122 thousand, or 2%, compared to the 2010 year-to-date period.  This decrease primarily resulted from lower levels of gains on sales of investment securities and gains on sales of foreclosed real estate, which is included in Other Income, partially offset by increases in investment advisory fees, deposit fee income, and gains on loan sales.

Non-interest expense for the three months ended June 30, 2011, amounted to $12.1 million, an increase of $322 thousand, or 3%, compared to the same period in the prior year.  For the six months ended June 30, 2011, non-interest expense amounted to $24.3 million, an increase of $1.4 million, or 6%, compared to the same period in the prior year.  We continue to expand the branch network and invest in our infrastructure, communities, and employees to position Enterprise for continued long-term growth.  Increases in both the quarter and year-to-date expenses resulted primarily from an increase in compensation-related expenses, partially offset by a reduction in FDIC insurance expenses, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment.  Advertising and public relations expense decreased in the quarter, primarily due to the Bank’s community recognition event, which was held in the Spring of 2010 and is planned to be held in the Fall of 2011.  Year-to-date occupancy expense increased, primarily in the first quarter of 2011, as a result of the unusually high snow removal costs.  Increases in Other Operating Expenses of $207 thousand and $345 thousand, respectively, for the quarter and year-to-date periods, included foreclosed real estate and loan workout expenses of $69 thousand and $104 thousand, respectively.

Income tax expense for the six months ended June 30, 2011 decreased $133 thousand, or 5%, compared to the 2010 period primarily due to the lower levels of taxable income in the current period.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.47 billion at June 30, 2011, an increase of $73.2 million, or 5% since December 31, 2010. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $32.3 million, or 3%, since December 31, 2010 and amounted to $1.18 billion, or 80% of total assets, at June 30, 2011. Total commercial loans amounted to $1.0 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2010.  Short-term investments increased $49.6 million since December 31, 2010 as a result of deposit growth in excess of loan funding during the period.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position.  The carrying value of total investments declined $7.9 million and amounted to $134.1 million at June 30, 2011, or 9% of total assets, which was comparable to the ratio of 10% at December 31, 2010.

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

At June 30, 2011, deposits, excluding brokered deposits, amounted to $1.32 billion, representing $76.0 million, or 6%, in growth over December 31, 2010 balances. At June 30, 2011, higher cost savings and money market account balances increased $41.5 million, or 7%, primarily in commercial accounts, while checking account balances increased $37.9 million, or 9%, compared to balances at December 31, 2010.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking competitive, but secure, investment alternatives.

Wholesale funding amounted to $4.8 million at June 30, 2011, compared to $15.6 million at December 31, 2010.  At June 30, 2011, wholesale funding was comprised primarily of $4.8 million in FHLB term borrowings.  At December 31, 2010, wholesale funding included $82 thousand in brokered deposits and borrowed funds of $15.5 million, of which $10 million were overnight borrowings and $4.8 million were in FHLB term borrowings.

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

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition.  Notwithstanding the competition discussed above, management believes that customers continue to migrate from larger, national and regional banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s product offerings, its customer service culture, and its investments in the communities we serve, as key elements in positioning Enterprise to take advantage of the market opportunities created by the current challenging banking landscape and recent industry consolidation within the local market, to grow deposits, loans, investment assets under management, and insurance services with a focus on the needs of growing and established local businesses, professionals, non-profits and high net worth individuals.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  We believe that the Company has built a reputation within its market area based on consistently superior customer service and supporting the local communities, differentiating itself through its people, who act as trusted advisors to clients, and uphold the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and the latest technology, delivered by experienced local banking professionals, who possess strong technical skills, an in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.

The Company seeks to increase deposit share, in both existing and new markets, through continuous reviews of deposit product offerings and delivery options targeted to customer needs, with focused and dynamic marketing strategies, together with carefully planned expansion into neighboring markets and new branch development.  In the past year, the Company has increased its branch network with the opening of the Hudson, New Hampshire office, relocated the Derry, New Hampshire branch to a larger facility, and made strategic investments in renovations and improvements to existing branch locations, in addition, the Company recently obtained the necessary regulatory approvals to establish a branch in the Town of Pelham, New Hampshire, and expects that this office will be open for business in early 2012.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and conservative credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-two year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic product delivery, branch expansion and ongoing updates and renovations of existing branches and operations facilities.  The current industry consolidation also provides management the opportunity to acquire key banking professionals that compliment the Enterprise sales and service culture and can bring with them experience and market knowledge.  While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Notwithstanding the market opportunities that management believes the current economic environment has created, any lagging regional effects, or possible long-term consequences of the nationwide recession that officially ended in mid-2009, could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.  The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At June 30, 2011, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, the revisions to international capital standards contained in the so-called Basel III accords could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.  For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2011, see the section entitled “Capital Resources” contained in this Item 2 below.

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

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.  Management is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  The Company has a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; exposure of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

The Company’s Business Continuity Plan consists of the information and procedures required to enable rapid recovery from an occurrence that would disable the Company’s operations for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including: the inability of staff or customers to travel to or to access bank offices, the serious threat of widespread public health or safety concerns, and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  The recent construction of a secondary off-site data center eliminated the need to outsource this function and provides the Company more control and auxiliary network processing capabilities.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan will be met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, “Risk Factors”, included in the Company’s 2010 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A of the 2010 Annual Report.

Financial Condition

Total assets increased $73.2 million, or 5%, since December 31, 2010, to $1.47 billion at June 30, 2011.  The balance sheet composition and changes since December are discussed below.

Short-term investments

As of June 30, 2011, short-term investments amounted to $74.1 million, or 5% of total assets, an increase of $49.6 million compared to December 31, 2010.  Short-term investments are carried as cash equivalents and consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the timing of deposit, borrowing and loan inflows and outflows, investment purchases and sales proceeds and the immediate liquidity needs of the Company.  The increase in short term investments has resulted primarily from the increase in deposit growth in excess of loan funding during the period.

Investments

At June 30, 2011, the carrying value of the investment portfolio amounted to $134.1 million, a decline of $7.9 million, or 6%, compared to December 31, 2010.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Federal agency obligations (1)	$39,231	$40,940	$35,754
Federal agency mortgage backed securities (MBS) (1)	39,126	42,525	37,671
Non-agency CMO	—	2,439	2,993
Municipal securities	49,528	51,589	53,327
Total fixed income securities	$127,885	$137,493	$129,745

Equity investments	6,239	4,567	3,263
Total available for sale securities at fair value	$134,124	$142,060	$133,008

(1)             This category may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bureau (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were Collateralized Mortgage Obligations (“CMO’s”) totaling $24.1 million, $26.0 million, and $23.5 million at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.

During the six months ended June 30, 2011, the total principal pay downs, calls and maturities on fixed income securities amounted to $24.7 million.  These portfolio cash inflows were used to purchase $14.6 million in securities.  In addition, during the period, the Company sold one non-agency CMO and certain equity investments realizing gains on sales of $261 thousand.

Net unrealized gains amounted to $4.8 million at June 30, 2011 compared to $3.1 million at December 31, 2010 and $3.5 million at June 30, 2010.  See Note 6, “Investment Securities,” and Note 13, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $47.7 million at June 30, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $25.6 million at June 30, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $48.5 million at June 30, 2011.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.7 million at June 30, 2011, December 31, 2010 and June 30, 2010. See Note 7, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB.

Loans

Total loans increased $32.3 million, or 3%, compared to December 31, 2010, and $59.4 million, or 5%, since June 30, 2010.  Total loans represented 80% of total assets at June 30, 2011 and 82% at December 31, 2010.  The Company attributes the increase in loans to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2011		December 31, 2010		June 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$611,016	51.9%	$595,075	52.0%	$571,789	51.2%
Commercial and industrial	276,828	23.5%	274,829	24.0%	282,652	25.3%
Commercial construction	123,853	10.5%	111,681	9.7%	100,499	9.0%
Total commercial loans	1,011,697	85.9%	981,585	85.7%	954,940	85.5%

Residential mortgages	89,079	7.6%	86,560	7.6%	89,920	8.0%
Residential construction	2,845	0.3%	2,874	0.2%	5,137	0.5%
Home equity	69,155	5.9%	63,108	5.5%	62,140	5.6%
Consumer	3,924	0.3%	4,228	0.4%	3,681	0.3%
Loans held for sale	330	0.0%	6,408	0.6%	1,706	0.1%
Gross loans	1,177,030	100.0%	1,144,763	100.0%	1,117,524	100.0%
Deferred fees, net	(1,417)		(1,417)		(1,264)
Total loans	1,175,613		1,143,346		1,116,260

Allowance for loan losses	(21,310)		(19,415)		(19,282)
Net loans	$1,154,303		$1,123,931		$1,096,978

Commercial real estate loans increased $15.9 million, or 3%, as of June 30, 2011, compared to December 31, 2010, and 7% compared to June 30, 2010.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $2.0 million, or 1%, since December 31, 2010, and decreased 2% as compared to June 30, 2010.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $12.2 million, or 11%, since December 31, 2010, and 23% compared to June 30, 2010.  The increase over prior periods is a result of select new construction opportunities in the market place under development by qualified and financially strong builders.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 14% of the total loan portfolio at June 30, 2011 and December 31, 2010.  These loans increased by $8.2 million, or 5%, since December 31, 2010 and by $4.1 million, or 3%, since June 30, 2010.  The increase was primarily within the home equity and residential mortgage portfolios.

During the six months ended June 30, 2011, the Company originated $9.9 million in residential loans designated for sale, compared to $16.2 million for the same period in the prior year.  During the 2011 period, loans sold amounted to $16.0 million compared to $14.9 million in the 2010 period.  These loan sales generated gains on sales of $284 thousand and $184 thousand for the 2011 and 2010 periods, respectively.

At June 30, 2011, commercial loan balances participated out to various banks amounted to $34.5 million, compared to $36.6 million at December 31, 2010, and $38.9 million at June 30, 2010.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $23.6 million, $32.7 million and $31.6 million at June 30, 2011, December 30, 2010, and June 30, 2010, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses.  Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors.  This review includes the assessment of internal credit quality indicators such as the risk classification of loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity.  See Note 8 “Loans” and Note 9 “Allowance for Loan Losses” to the Company’s unaudited consolidated financial statements, contained in Item 1 above, for further information regarding the loan portfolio and these credit qualities indicators.

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

The following table sets forth information regarding non-performing assets and past due loans at the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Commercial real estate	$12,961	$8,065	$8,575
Commercial and industrial	8,614	7,573	6,160
Commercial construction	2,124	2,890	3,202
Residential	1,083	1,667	1,119
Home Equity	82	135	136
Consumer	7	10	4
Total non-accrual loans	24,871	20,340	19,196
Overdrafts > 90 days past due	4	1	3
Total non-performing loans	24,875	20,341	19,199
Other real estate owned (“OREO”)	500	825	—
Total non-performing assets	$25,375	$21,166	$19,199

Total Loans	$1,175,613	$1,143,346	$1,116,260
Accruing restructured loans not included above	11,360	30,225	26,569
Delinquent loans 60 — 89 day past due	1,725	2,324	2,713

Non-performing loans to total loans	2.12%	1.78%	1.72%
Non-performing assets to total assets	1.73%	1.51%	1.40%
Loans 60-89 days past due to total loans	0.15%	0.20%	0.24%
Adversely classified loans to total loans	3.22%	2.20%	2.19%

Allowance for loan losses	$21,310	$19,415	$19,282
Allowance for loan losses: Non-performing loans	85.67%	95.45%	100.43%
Allowance for loan losses: Total loans	1.81%	1.70%	1.73%

At June 30, 2011, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $37.9 million, compared to $25.2 million at December 31, 2010.  There were no loans classified as “Loss” at June 30, 2011 or December 31, 2010.  The increase in adversely classified loans as of June 30, 2011 was primarily due to the downgrade of five larger commercial real estate relationships and two construction relationships during the period.  Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $15.6 million and $7.2 million, at June 30, 2011 and December 31, 2010, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $22.3 million and $18.0 million at June 30, 2011 and December 31, 2010, respectively.  Non-accrual loans which were not adversely classified amounted to $2.5 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

Non-performing statistics have trended upward since 2009, as would be expected given the historically low level of these statistics in prior recent years, and are consistent with the regional economic environment and its lagging impact on the local commercial markets.  Management does not consider the increase to be indicative of significant deterioration in the credit quality of the general loan portfolio at June 30, 2011, as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The $4.5 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2010, was primarily due to net additions within the non-performing commercial real estate ($4.9 million) and commercial and industrial ($1.0 million) categories, partially offset by reductions in the non-performing residential portfolio ($584 thousand) and commercial construction ($766 thousand). The majority of the non-accrual loans were also carried as impaired loans during the periods, and is discussed further below.

Total impaired loans amounted to $36.1 million and $49.8 million at June 30, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $11.9 million and $30.7 million at June 30, 2011 and December 31, 2010, respectively, while non—accrual impaired loans amounted to $24.2 million and $19.1 million as of June 30, 2011 and December 31, 2010, respectively.  During the second quarter of 2011, an accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status due to the borrower’s improved financial condition and sustained performance over time.  In addition, the decrease was impacted by paydowns and, in particularly, the payoff of one larger commercial real estate TDR relationship during the first quarter of 2011.  Based on management’s assessment at June 30, 2011, impaired loans totaling $22.2 million required no specific reserves and impaired loans totaling $13.9 million required specific reserve allocations of $3.7 million.  At December 31, 2010, impaired loans totaling $32.6 million required no specific reserves and impaired loans totaling $17.2 million required specific reserve allocations of $2.7 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of June 30, 2011 and December 31, 2010 were $23.5 million and $41.1 million, respectively.  The decline is primarily due to the impaired loan activity discussed above.  TDR loans on accrual status amounted to $11.4 million and $30.2 million at June 30, 2011 and December 31, 2010, respectively.  Restructured loans included in non-performing loans amounted to $12.1 million and $10.9 million at June 30, 2011 and December 31, 2010, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at June 30, 2011 was $500 thousand and consisted of one of the same two properties held at December 31, 2010.  One property was sold during the 2011 period; there were no gains or losses on this OREO sale.   During the six months ended June 30, 2010, six properties were sold and the Company realized gains on these sales of $120 thousand.

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

The allowance for loan losses to total loans ratio was 1.81% at June 30, 2011 compared to 1.70% at December 31, 2010.  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2011.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218

Charged-off loans:
Commercial real estate	(34)	(565)
Commercial and industrial	(307)	(288)
Commercial construction	—	—
Residential	(4)	(1)
Home equity	—	—
Consumer	(12)	(34)
Total Charged off	(357)	(888)

Recoveries on charged-off loans:
Commercial real estate	48	—
Commercial and industrial	78	33
Commercial construction	4	—
Residential	2	—
Home equity	—	—
Consumer	6	7
Total recoveries	138	40

Net loans charged-off	(219)	(848)

Provision charged to operations	2,114	1,912
Ending Balance	$21,310	$19,282

Annualized net loans charged-off: Average loans outstanding	0.04%	0.16%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At June 30, 2011, the Company carried the remaining balance of its prepaid assessment totaling approximately $3.4 million as a prepaid asset on its balance sheet.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.  The revised rate schedule and other revisions to the assessment rules became effective on April 1, 2011.  The Company anticipates that deposit insurance expense will decrease as a result of the changes to the Bank’s deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

Deposits

Total deposits increased $75.9 million, or 6%, compared to December 31, 2010, and increased $104.8 million, or 9%, since June 30, 2010.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2011		December 31, 2010		June 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$255,240	19.3%	$231,121	18.6%	$220,478	18.1%
Interest bearing checking	188,860	14.3%	175,056	14.1%	182,318	15.0%
Total checking	444,100	33.6%	406,177	32.7%	402,796	33.1%

Retail savings/money markets	268,898	20.4%	254,567	20.5%	234,475	19.3%
Commercial savings/money markets	333,911	25.3%	306,738	24.6%	307,828	25.3%
Total savings/money markets	602,809	45.7%	561,305	45.1%	542,303	44.6%

Certificates of deposit	273,050	20.7%	276,507	22.2%	267,039	22.0%
Total non-brokered deposits	1,319,959	100.0%	1,243,989	100.0%	1,212,138	99.7%
Brokered Deposits(1)	—	0.0%	82	0.0%	3,023	0.3%
Total deposits	$1,319,959	100.0%	$1,244,071	100.0%	$1,215,161	100.0%

(1)          Brokered deposits include time deposits originated through the Certificate of Deposit Account Registry (“CDAR”) nationwide network, and money market deposits originated through the “Demand Deposit Marketplace”.

Excluding brokered deposits, deposit balances increased $76.0 million, or 6%, since December 31, 2010.  At June 30, 2011, higher cost savings and money market account balances increased $41.5 million, or 7%, primarily in commercial accounts, while checking account balances increased $37.9 million, or 9%, over this period.  The deposit growth is attributed to expansion and sales efforts to attract relationship customers seeking a competitive, but secure, alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth.  The balances in brokered deposits at both June 30, 2011 and December 31, 2010 were not material.

Borrowed Funds

Borrowed funds, consisting of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings and other borrowings decreased $10.8 million since December 31, 2010.  The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or borrowings from correspondent banks.  Outstanding FHLB borrowing balances at June 30, 2011 represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB. The majority of the balance at December 31, 2010 consisted of an overnight borrowing.  Since June 30, 2010, the balance of total borrowed funds has decreased $20.6 million due primarily to the deposit growth in excess of loan growth over the period.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	June 30, 2011		December 31, 2010		June 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

FHLB borrowings	$4,779	100.0%	$4,779	30.8%	$24,260	95.6%
Other borrowings	—	—	10,000	64.3%	—	—
Repurchase Agreements	—	—	762	4.9%	1,112	4.4%
Total borrowed funds	$4,779	100.0%	$15,541	100.0%	$25,372	100.0%

At June 30, 2011, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $184 million and capacity to borrow from the FRB of approximately $46 million.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June 30, 2011	December 31, 2010	June 30, 2010

Investment advisory and management services	$398,038	$378,798	$338,175
Brokerage and management services	108,521	105,869	92,741
Total investment advisory assets	506,559	484,667	430,916

Commercial sweep accounts	5,977	8,411	10,817
Investment assets under management	$512,536	$493,078	$441,733

Investment advisory assets increased $21.9 million, or 5%, since December 31, 2010 and $75.6 million, or 18%, since June 30, 2010.  The increase is attributable primarily to asset growth, both from new business and market value appreciation.  Commercial sweep account balances have declined as customers migrated to higher yielding investments products including our on balance sheet sweep accounts.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.04 billion at June 30, 2011, $1.95 billion at December 31, 2010, and $1.88 billion at June 30, 2010.

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

The Company’s liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources.  The Company’s wholesale funding sources primarily include borrowing capacity in the brokered deposit markets, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, brokered deposits, FHLB borrowings, and earnings.  The Company has in the past also issued junior subordinated debentures and offered shares of the Company’s common stock for sale to the general public, as with the December 2009 offerings.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2011, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of June 30, 2011 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$139,928	11.36%	$98,532	8.00%	$123,165	10.00%

Tier 1 Capital (to risk weighted assets)	$123,864	10.06%	$49,266	4.00%	$73,899	6.00%

Tier 1 Capital (to average assets)	$123,864	8.70%	$56,928	4.00%	$71,160	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $626 thousand of the $2.0 million in cash dividend paid through June 30, 2011, into 37,728 shares of the Company’s common stock.

As previously announced on July 19, 2011, the Company declared a quarterly dividend of $0.105 per share to be paid on September 1, 2011 to shareholders of record as of August 11, 2011.  The quarterly dividend represents a 5.0% increase over the 2010 dividend rate.

Results of Operations

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Unless otherwise indicated, the reported results are for the three months ended June 30, 2011 with the “comparable period”, and “prior period” being the three months ended June 30, 2010. Average yields are presented on a tax equivalent basis.

The Company reported second quarter 2011 net income of $2.7 million compared to $2.6 million for the same period in 2010, an increase of 3%.  Diluted earnings per common share were $0.28 for both the three months ended June 30, 2011 and June 30, 2010, respectively.

The Company’s growth contributed to both increased net interest income and an increase in the level of operating expenses.  Net income for the three months ended June 30, 2011 also included increases in non-interest income, partially offset by an increase in the provision for loan losses, compared to the prior period.

Net Interest Income

The Company’s net interest income for the quarter ended June 30, 2011 amounted to $14.3 million, compared to $13.9 million in the June 2010 quarter, an increase of $414 thousand, or 3%.  The increase in net interest income over the comparable period was due primarily to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) decreased to 4.34% for the three months ended June 30, 2011, compared to 4.48% in the comparable 2010 period.  The 2011 margin was impacted by higher average balances in lower yielding short-term investments, primarily from deposit growth in excess of loan growth in the first half of 2011.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$213	$789	$(515)	$(61)
Investments (1)	(148)	175	(322)	(1)
Total interest earnings assets	65	964	(837)	(62)

Interest Expense
Int chkg, savings and money market (2)	(100)	125	(194)	(31)

Certificates of deposit	(221)	(8)	(221)	8
Brokered certificates of deposit	—	—	—	—
Total Certificates of Deposit	(221)	(8)	(221)	8
Borrowed funds	(28)	(42)	88	(74)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(349)	75	(327)	(97)

Change in net interest income	$414	$889	$(510)	$35

(1)                          Investments include investment securities and short-term investments.

(2)                          Interest checking, savings and money market includes interest expense on brokered money market accounts.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2011 and 2010.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,163,568	$15,567	5.41%	$1,106,271	$15,354	5.61%
Investments (3)	189,180	923	2.41%	167,146	1,071	3.18%
Total interest earnings assets	1,352,748	16,490	4.99%	1,273,417	16,425	5.29%

Other assets	81,660			75,198

Total assets	$1,434,408			$1,348,615

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$781,432	1,044	0.54%	$704,708	1,144	0.65%
Certificates of deposit	274,729	859	1.25%	276,821	1,080	1.57%
Brokered certificates of deposit	—	—	—	—	—	—
Borrowed funds	5,618	22	1.57%	32,654	50	0.62%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	1,072,604	2,220	0.83%	1,025,008	2,569	1.01%

Net interest rate spread			4.16%			4.28%

Demand deposits	231,088	—	—	202,679	—	—
Total deposits, borrowed funds and debentures	1,303,692	2,220	0.68%	1,227,687	2,569	0.84%

Other liabilities	10,030			9,453
Total liabilities	1,313,722			1,237,140

Stockholders’ equity	120,686			111,475

Total liabilities and stockholders’ equity	$1,434,408			$1,348,615

Net interest income		$14,270			$13,856

Net interest margin (tax equivalent)			4.34%			4.48%

(1)         Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $359 thousand and $373 thousand for the periods ended June 30, 2011 and June 30, 2010 respectively.

(2)         Average loans include non-accrual loans and are net of average deferred loan fees.

(3)         Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)         Included in average interest checking, savings and money market balances were $543 thousand in average brokered money markets for the three months ended June 30, 2010. There were no brokered money market accounts at the 2011 period.

Interest Income

For the second quarter of 2011, total interest income amounted to $16.5 million, an increase of $65 thousand, compared to the prior period.  The increase resulted primarily from an increase of $79.3 million, or 6%, in the average balance of interest earning assets for the quarter ended June 30, 2011 compared to the second quarter of 2010, primarily in loans, partially offset by a 30 basis point decline in the yield on interest earning assets due to, higher balances held in lower yielding short-term investments and the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $15.6 million for the quarter ended June 30, 2011, an increase of $213 thousand, or 1%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $57.3 million, or 5%, for the three months ended June 30, 2011 compared to the same period in 2010, while the average yield on loans declined 20 basis points compared to the prior period and amounted to 5.41% for the three months ended June 30, 2011.

Total investment income, which represents the remainder of interest income, amounted to $923 thousand for the three months ended June 30, 2011, a decrease of $148 thousand, or 14%, compared to the prior period.  The decrease resulted primarily from the impact of a 77 basis point decrease in the average yield on investment securities, partially offset by an increase of $22.0 million, or 13%, in the average balance of investments (primarily lower yielding fed funds sold) for the second quarter of 2011 compared to the second quarter of 2010.

Interest Expense

For the three months ended June 30, 2011, total interest expense amounted to $2.2 million, a decrease of $349 thousand, or 14%, compared to the prior period.  The decrease resulted primarily from a 16 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period.  This decrease was partially offset by the expense associated with the $47.6 million, or 5%, increase in the average balance of interest bearing funding sources for the second quarter of 2011 compared to the second quarter of 2010, primarily due to efforts to attract deposit relationship customers seeking competitive, but secure, investment alternatives.  This deposit growth has provided the Company with the ability to reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.0 million for the quarter ended June 30, 2011, a decrease of $100 thousand, or 9%, compared to the same quarter in the prior period. The decrease primarily resulted from a decrease of 11 basis points in the average cost of these accounts to 0.54%, partially offset by an increase in average balances $76.7 million, or 11%, for the three months ended June 30, 2011 compared to three months ended June 30, 2010.  Average balance increases were noted primarily in money market accounts.

Interest expense on total CDs (brokered and non-brokered) decreased $221 thousand, or 20%, compared to the prior period and amounted to $859 thousand for the three months ended June 30, 2011.  The decrease was primarily due to a decline in rates over the comparable period.

•      Non-Brokered CDs:

For the second quarter of 2011, interest expense on non-brokered CDs amounted to $859 thousand, a decrease of $221 thousand, or 20%, over the comparable period.  The average cost of non-brokered CDs decreased 32 basis points, to 1.25%, for the three months ended June 30, 2011, and average balances decreased $2.1 million, or 1%, compared to the quarter ended June 30, 2010.

•      Brokered CDs:

The company did not have any Brokered CDs in the second quarter of 2011 or 2010.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and repurchase agreements, amounted to $22 thousand for the second quarter of 2011, a decrease of $28 thousand, or 56%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $27 million, or 83%, for the quarter ended June 30, 2011 compared to the same period in 2010, partially offset by a 95 basis point increase in the average cost compared to the prior period.  Average balances in lower cost overnight advances have declined due to deposit growth in excess of loan growth.

The interest expense and average rate on junior subordinated debentures remained the same at $295 thousand and 10.88% for both the three months ended June 30, 2011 and June 30, 2010.

The average balance of non-interest bearing demand deposits, for the three months ended June 30, 2011, increased $28.4 million, or 14%, as compared to the same period in 2010.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 18% and 17% of total average deposit balances for the three months ended June 30, 2011 and 2010, respectively.

Provision for Loan Loss

The provision for loan losses increased $159 thousand compared to the same period last year and amounted to $1.2 million for three months ended June 30, 2011.  The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth.  For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition —Credit Risk/Asset Quality” and “Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended June 30, 2011 amounted to $3.0 million, an increase of $189 thousand, or 7%, as compared to the three months ended June 30, 2010.  The significant changes are discussed below.

Investment advisory income increased $90 thousand, or 10%, in the three months ended June 30, 2011 compared to the same period in the prior year.  The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, achieved since the end of the comparable period in 2010.

Deposit service fees increased $82 thousand, or 8%, compared to the same quarter in the prior period, primarily in checking, overdraft and electronic transaction fees.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2011 amounted to $12.1 million, an increase of $322 thousand, or 3%, compared to the same period in 2010. The significant changes are discussed below.

Salaries and employee benefits increased $446 thousand, or 7%.  The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, as well as annual salary adjustments since the prior period.

Advertising and public relations expenses decreased $174 thousand, or 23%, compared to the prior period.  The decrease was primarily due to the Bank’s community recognition event, which was held in the Spring of 2010 and is next planned to be held in the Fall of 2011.

For the three months ended June 30, 2011, deposit insurance premiums decreased $165 thousand, or 37%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Other operating expenses increased $207 thousand, or 23%, compared to the 2010 quarter due primarily to expenses related to workout loans and foreclosed real estate and branch security.

Income Tax Expense

Income tax expense and the effective tax rate for both the three month periods ended June 30, 2011 and 2010 was $1.3 million and 33.4%, respectively.

Results of Operations

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Unless otherwise indicated, the reported results are for the six months ended June 30, 2011 with the “comparable period”, “prior year” and “prior period” being the six months ended June 30, 2010. Average yields are presented on a tax equivalent basis.

The Company reported year to date 2011 net income of $5.1 million compared to $5.5 million for the same period in 2010, a decrease of $340 thousand, or 6%.  Diluted earnings per common share were $0.55 for the six months ended June 30, 2011 compared to $0.60 for the comparable 2010 period, a decrease of 8%.

Net Interest Income

The Company’s net interest income for the first half of 2011 was $28.3 million compared to $27.0 million for the six months ended June 30, 2010, an increase of $1.2 million, or 5%.  The increase in net interest income over the comparable year period was due primarily to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s margin was 4.38% for the six months ended June 30, 2011, compared to 4.46% in the comparable 2010 period.  The decrease resulted primarily from a 25 basis point decrease in interest earning assets, partially offset by a 17 basis point decrease in the cost of funding.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$714	$1,596	$(777)	$(105)
Investments (1)	(274)	340	(636)	22
Total interest earnings assets	440	1,936	(1,413)	(83)

Interest Expense
Int chkg, savings and money market (2)	(219)	270	(442)	(47)

Certificates of deposit	(501)	16	(506)	(11)
Brokered certificates of deposit	(17)	—	—	(17)
Total Certificates of Deposit	(518)	16	(506)	(28)
Borrowed funds	(63)	(91)	214	(186)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(800)	195	(734)	(261)

Change in net interest income	$1,240	$1,741	$(679)	$178

(1)         Investments include investment securities and short-term investments.

(2)         Interest checking, savings and money market includes interest expense on brokered money market accounts.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2011 and 2010.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,154,289	$30,837	5.43%	$1,095,890	$30,123	5.58%
Investments (3)	178,836	1,893	2.61%	158,896	2,167	3.41%
Total interest earnings assets	1,333,125	32,730	5.05%	1,254,786	32,290	5.30%

Other assets	80,208			74,849

Total assets	$1,413,333			$1,329,635

Liabilities and stockholders’ equity:
Int chkg, savings and money market (4)	$765,838	2,060	0.54%	$684,688	2,279	0.67%
Certificates of deposit	278,001	1,758	1.28%	276,008	2,259	1.65%
Brokered Certificates of deposit	—	—	—	4,269	17	0.80%
Borrowed funds	5,873	44	1.52%	39,164	107	0.55%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	1,060,537	4,451	0.85%	1,014,954	5,251	1.04%

Net interest rate spread			4.20%			4.26%

Demand deposits	223,925	—	—	194,683	—	—
Total deposits, borrowed funds and debentures	1,284,462	4,451	0.70%	1,209,637	5,251	0.87%

Other liabilities	9,671			9,720
Total liabilities	1,294,133			1,219,357

Stockholders’ equity	119,200			110,278

Total liabilities and stockholders’ equity	$1,413,333			$1,329,635

Net interest income		$28,279			$27,039

Net interest margin (tax equivalent)			4.38%			4.46%

(1)         Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $725 thousand and $747 thousand for the periods ended June 30, 2011 and June 30, 2010 respectively.

(2)         Average loans include non-accrual loans and are net of average deferred loan fees.

(3)         Average investment balances are presented at average amortized cost and include investment securities and short-term investments.

(4)         Included in average interest checking, savings and money market balances were average brokered money markets balances of $29 thousand and $273 thousand for the periods ended June 30, 2011 and 2010 respectively.

Interest Income

Total interest income amounted to $32.7 million for the six months ended June 30, 2011, an increase of $440 thousand, or 1%, compared to the prior period.  The increase resulted primarily from an increase of $78.3 million, or 6%, in the average balance of interest earning assets, partially offset by a 25 basis point decline in the yield on interest earning assets due to higher balances held in lower yielding short-term investments and the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $30.8 million, an increase of $714 thousand, or 2%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $58.4 million, or 5%, compared to the prior period, while the average yield on loans declined 15 basis points over the same period and amounted to 5.43% for the six months ended June 30, 2011.

Total investment income, which represents the remainder of interest income, amounted to $1.9 million for the six months ended June 30, 2011, a decrease of $274 thousand, or 13%, compared to the prior period.  The decrease resulted from the impact of an 80 basis point decrease in the average yield on investment securities, partially offset by a $19.9 million, or 13%, increase in the average balances of investments primarily in lower yielding fed funds over the comparable period.

Interest Expense

For the six months ended June 30, 2011, total interest expense amounted to $4.5 million, a decrease of $800 thousand, or 15%, compared to the prior period.  The decrease resulted primarily from a 17 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period.  This decrease was partially offset by the expense associated with the $45.6 million, or 4%, increase in the average balance of interest bearing funding sources. There were several contributing factors that resulted in deposit growth over the prior year including: expansion and sales efforts; and consumers seeking competitive secure products as alternative investment options.  This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $2.1 million for the six months ended June 30, 2011, a decrease of $219 thousand, or 10%, over the same period in the prior year, resulting primarily from decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 13 basis points to 0.54%, while the average balances increased $81.2 million, or 12%, compared to the prior period.  Average balance increases were noted primarily in our money market accounts.

Interest expense on total CDs (brokered and non-brokered) decreased $518 million, or 23%, compared to the prior period and amounted to $1.8 million for the six months ended June 30, 2011.  The decrease primarily resulted from a decline in the average cost of CDs.

•      Non-Brokered CDs:

Interest expense on non-brokered CDs amounted to $1.8 million, a decrease of $501 thousand, or 22% over the comparable period.  The average cost of non-brokered CDs decreased 37 basis points, to 1.28% for the six months ended June 30, 2011, while average balances were relatively flat compared to the prior period.

•      Brokered CDs:

There were no brokered CD balances in the first half of 2011; therefore the interest expense on brokered CDs decreased $17 thousand, or 100%, over the comparable period.  The average balance decreased $4.3 million, or 100%, compared to the half of 2010.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and repurchase agreements, amounted to $44 thousand, a decrease of $63 thousand, or 59%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of FHLB advances of approximately $32.6 million, or 86%, compared to the prior period, partially offset by an increase of 115 basis points in the cost of these borrowings.  Average balances in lower cost overnight advances have declined due to deposit growth in excess of loan growth.

The interest expense and average rate on junior subordinated debentures remained the same at $589 thousand and 10.88% for both the six months ended June 30, 2011 and June 30, 2010.

The average balance of non-interest bearing demand deposits, for the six months ended June 30, 2011, increased $29.2 million, or 15%, as compared to the same period in 2010.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 18% and 17% of total average deposit balances for the six months ended June 30, 2011 and 2010, respectively.

Provision for Loan Loss

The provision for loan losses increased $202 thousand compared to the same period last year and amounted to $2.1 million for the six months ended June 30, 2011.  The provision for loan losses was impacted primarily by the level of general non-performing loans and reserves for specific adversely classified loans, net charge-offs, and the level of loan growth. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition —Credit Risk/Asset Quality” and “Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2011 amounted to $5.8 million, a decrease of $122 thousand, or 2%, as compared to the six months ended June 30, 2010.  The significant changes are discussed below.

Net gains on security sales and other-than-temporary-impairment charges on certain equity securities, combined, decreased $508 thousand compared to the six month period ended June 30, 2010.  There were no security sales in the first quarter of 2011 and $261 thousand of net gains on security sales in the second quarter of 2011.  Net gains on security sales were $501 thousand in the first quarter of 2010 and $276 thousand in the second quarter 2010.

Investment advisory income increased $192 thousand, or 11%, in the first half of 2011 over the same period in the prior year.  The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, achieved since the end of the comparable period in 2010.

Deposit service fees increased $133 thousand, or 7%, in the six months ended June 30, 2011 as compared to the same period last year primarily in electronic transaction fees.

Net gain on loan sales increased $100 thousand, or 54%, for the six months ended June 30, 2011 when compared to the same period in 2010 and resulted from the increase in volume of residential loan sales in 2011, primarily during the first quarter due to the volume of residential loan production originated beginning in the last quarter of 2010 that was subsequently sold in the first quarter of 2011.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2011 amounted to $24.3 million, an increase of $1.4 million, or 6%, compared to the same period in 2010.  The significant changes are discussed below.

Salaries and employee benefits increased $976 thousand, or 7%.  The increase is primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth initiatives, as well as annual salary adjustments since the prior period.

Occupancy and equipment expenses increased $139 thousand, or 5%, due primarily to the unusually high cost of snow removal in the first quarter of 2011.

Advertising and public relations expenses decreased $35 thousand, or 3%, compared to the prior period.  The decrease was primarily due to the Bank’s community recognition event, which was held in the Spring of 2010 and is next planned to be held in the Fall of 2011, partially offset by higher community outreach costs in the first quarter of 2011.

For the six months ended June 30, 2011, deposit insurance premiums decreased $136 thousand, or 15%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Other operating expenses increased $345 thousand, or 19%, compared to the first six months of 2010 due primarily to expenses related to workout loans and foreclosed real estate and branch security.

Income Tax Expense

Income tax expense for the six months ended June 30, 2011 and 2010 was $2.5 million and $2.7 million respectively.  The effective tax rate for the six months ended June 30, 2011 and 2010 was 33.1% and 32.8%, respectively.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Company’s Asset-Liability Committee (the “committee”).  The committee is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors.  In addition, several directors who are not on the committee rotate in on a regular basis.  Annually, the committee reviews and approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

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

The Company can be subject to net interest margin (“margin”) compression depending on the economic environment and the shape of the yield curve.  Under the Company’s current balance sheet position, the Company’s margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

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

In a declining rate environment, margin compression will eventually occur as the yield on interest earning assets decreases more rapidly than decreases in funding costs.  The primary causes would be the impact of interest rate decreases (including decreases in the Prime Rate) on adjustable rate loans and the fact that decreases in deposit rates may be limited or lag decreases in the Prime Rate.  The Company experienced margin compression due to the effects of a declining rate environment into early 2009 as the Federal Reserve Board reduced its Fed Funds Target Rate late in the fourth quarter of 2008 to a range of 0.0% to 0.25%.  The Fed Funds Target Rate and the Prime Rate have remained unchanged since 2008.

The Company’s margin improved during the latter half of 2009 and in 2010, as cost of funds continued to decline due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime Rate had already repriced downward in 2008 and early 2009.  Net interest margin remained somewhat stable in 2011 as the cost of funds is approaching a floor.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  At June 30, 2011, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2011) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933 during the three months ended June 30, 2011.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2011.

Item 3 - Defaults upon Senior Securities

Not Applicable

Item 4 [Removed and Reserved]

Item 5 - Other Information

Not Applicable

Item 6 - Exhibits

EXHIBIT INDEX

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2007 and filed with the SEC on March 14, 2008.

3.2

Amended and Restated Bylaws of the Company, as amended as of March 15, 2010, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2010, and filed with the SEC on May 10, 2010.

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)
32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101

The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity for the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements.  (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: August 9, 2011	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)