Form 10-Q
period 2011-09-30
ENTERPRISE BANCORP INC /MA/
filed 2011-11-09
CIK 1018399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: November 2, 2011 Common Stock - Par Value $0.01: 9,445,490 shares outstanding.

ENTERPRISE BANCORP, INC.

ENTERPRISE BANCORP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
(Dollars in thousands)	2011	2010
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$33,763	$30,541
Short-term investments	48,419	24,465
Total cash and cash equivalents	82,182	55,006

Investment securities at fair value	128,922	142,060
Federal Home Loan Bank Stock	4,740	4,740
Loans, less allowance for loan losses of $22,569 at September 30, 2011 and $19,415 at December 31, 2010 respectively	1,206,989	1,123,931
Premises and equipment	25,893	24,924
Accrued interest receivable	5,418	5,532
Deferred income taxes, net	12,129	11,039
Bank-owned life insurance	14,801	14,397
Prepaid income taxes	377	379
Prepaid expenses and other assets	9,693	9,657
Goodwill	5,656	5,656
Total assets	$1,496,800	$1,397,321

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,345,488	$1,244,071
Borrowed funds	4,494	15,541
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	11,080	9,297
Accrued interest payable	366	914
Total liabilities	1,372,253	1,280,648

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—

Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,444,428, and 9,290,465 shares issued and outstanding at September 30, 2011 and December 31, 2010	94	93
Additional paid-in-capital	44,577	42,590
Retained earnings	77,133	72,000
Accumulated other comprehensive income	2,743	1,990

Total stockholders’ equity	124,547	116,673

Total liabilities and stockholders’ equity	$1,496,800	$1,397,321

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010

Interest and dividend income:
Loans	$16,078	$15,334	$46,915	$45,457
Investment securities	827	996	2,693	3,143
Short-term investments	8	23	35	43
Total interest and dividend income	16,913	16,353	49,643	48,643

Interest expense:
Deposits	1,858	2,125	5,676	6,680
Borrowed funds	22	37	66	144
Junior subordinated debentures	294	294	883	883
Total interest expense	2,174	2,456	6,625	7,707

Net interest income	14,739	13,897	43,018	40,936

Provision for loan losses	1,840	1,275	3,954	3,187

Net interest income after provision for loan losses	12,899	12,622	39,064	37,749

Non-interest income:
Investment advisory fees	919	880	2,844	2,613
Deposit service fees	1,157	1,040	3,313	3,046
Income on bank-owned life insurance	162	170	484	492
Other than temporary impairment on investment securities	—	—	—	(8)
Net gains on sales of investment securities	486	—	747	777
Gains on sales of loans	119	208	403	392
Other income	397	362	1,275	1,296
Total non-interest income	3,240	2,660	9,066	8,608

Non-interest expense:
Salaries and employee benefits	7,177	6,703	21,275	19,825
Occupancy and equipment expenses	1,346	1,302	4,147	3,941
Technology and telecommunications expenses	959	839	2,893	2,761
Advertising and public relations expenses	471	477	1,717	1,758
Deposit insurance premiums	276	469	1,049	1,378
Audit, legal and other professional fees	331	280	1,003	875
Supplies and postage expenses	212	194	636	591
Investment advisory and custodial expenses	97	107	327	353
Other operating expenses	1,009	837	3,125	2,631
Total non-interest expense	11,878	11,208	36,172	34,113

Income before income taxes	4,261	4,074	11,958	12,244
Provision for income taxes	1,324	1,345	3,872	4,026

Net income	$2,937	$2,729	$8,086	$8,218

Basic earnings per share	$0.31	$0.30	$0.86	$0.89
Diluted earnings per share	$0.31	$0.30	$0.86	$0.89
Basic weighted average common shares outstanding	9,429,360	9,246,601	9,383,678	9,197,269
Diluted weighted average common shares outstanding	9,463,664	9,250,665	9,435,506	9,201,468

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2011

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Comprehensive Income	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2010	$93	$42,590	$72,000		$1,990	$116,673

Comprehensive income
Net income			8,086	$8,086		8,086
Other comprehensive income, net				753	753	753
Total comprehensive income				$8,839
Tax benefit from exercise of stock options		4				4
Common stock dividend paid ($0.315 per share)			(2,953)			(2,953)
Common stock issued under dividend reinvestment plan	—	942				942
Stock-based compensation	1	802				803
Stock options exercised	—	239				239
Balance at September 30, 2011	$94	$44,577	$77,133		$2,743	$124,547

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

		Nine months ended September 30,
	(Dollars in thousands)	2011	2010
	Cash flows from operating activities:
	Net income	$8,086	$8,218
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	3,954	3,187
	Depreciation and amortization	3,081	2,826
	Amortization of intangible assets	—	76
	Stock-based compensation expense	796	664
	Mortgage loans originated for sale	(19,338)	(31,673)
	Proceeds from mortgage loans sold	22,549	28,878
	Gains on sales of loans	(403)	(392)
	Gains on sales of OREO	—	(120)
	Net gains on sales of investment securities	(747)	(777)
	Other-than-temporary-impairment on investment securities	—	8
	Income on bank-owned life insurance, net of costs	(404)	(422)
	Changes in:
	Accrued interest receivable	114	(159)
	Prepaid expenses and other assets	423	(1,569)
	Deferred income taxes	(1,524)	—
	Accrued expenses and other liabilities	327	3,468
	Accrued interest payable	(548)	(655)
	Net cash provided by operating activities	16,366	11,558
	Cash flows from investing activities:
	Proceeds from sales of investment securities available for sale	10,935	5,330
	Proceeds from maturities, calls and pay-downs of investment securities	39,000	38,435
	Purchase of investment securities	(33,611)	(41,286)
	Net increase in loans	(90,645)	(32,331)
	Additions to premises and equipment, net	(3,796)	(4,097)
	Proceeds from OREO sales and payments	325	1,556
	Net cash used in investing activities	(77,792)	(32,393)
	Cash flows from financing activities:
	Net increase in deposits	101,417	120,556
	Net decrease in borrowed funds	(11,047)	(9,854)
	Cash dividends paid	(2,953)	(2,755)
	Proceeds from issuance of common stock	942	902
	Proceeds from the exercise of common stock options	239	—
	Tax benefit from the exercise of common stock option	4	—
	Net cash provided by financing activities	88,602	108,849

	Net increase in cash and cash equivalents	27,176	88,014
	Cash and cash equivalents at beginning of period	55,006	32,610
	Cash and cash equivalents at end of period	$82,182	$120,624

	Supplemental financial data:
Cash Paid For:	Interest	$7,173	$8,362
	Income taxes	5,391	5,105
	Supplemental schedule of non-cash investing activity:
	Purchase of investment securities not yet settled	1,463	—
	Transfer from loans to other real estate owned	825	1,350

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

The following table summarizes the components of other comprehensive income for the nine month periods ended September 30, 2011 and 2010.

(Dollars in thousands)	2011	2010

Gross unrealized holding gains on investments arising during the period	$1,933	$3,421
Income tax expense	(697)	(1,235)
Net unrealized holding gains, net of tax	1,236	2,186

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	—	(8)
Income tax benefit	—	3
Reclassification adjustment for impairment realized, net of tax	—	(5)

Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	747	777
Income tax expense	(264)	(271)
Reclassification adjustment for gains realized, net of tax	483	506

Other comprehensive income, net of reclassifications	$753	$1,685

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	9,429,360	9,246,601	9,383,678	9,197,269
Dilutive shares	34,304	4,064	51,828	4,199
Diluted weighted average common shares outstanding	9,463,664	9,250,665	9,435,506	9,201,468

Basic earnings per share	$0.31	$0.30	$0.86	$0.89
Effect of dilutive shares	—	—	—	—
Diluted earnings per share	$0.31	$0.30	$0.86	$0.89

For the nine months ended September 30, 2011, there was an additional 133,535 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(6)                     Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations (1)	$37,541	$186	$—	$37,727
Federal agency mortgage backed securities (MBS) (1)	35,852	1,577	—	37,429
Municipal securities	45,603	2,428	—	48,031
Total fixed income securities	118,996	4,191	—	123,187
Equity investments	5,645	584	494	5,735
Total available for sale securities, at fair value	$124,641	$4,775	$494	$128,922

	December 31, 2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Carrying Amount
Federal agency obligations(1)	$41,149	$55	$264	$40,940
MBS(1)	41,581	1,056	112	42,525
Non-agency collateralized mortgage obligation (CMO)	2,386	53	—	2,439
Municipal securities	50,576	1,109	96	51,589
Total fixed income securities	135,692	2,273	472	137,493
Equity investments	3,273	1,300	6	4,567
Total available for sale securities, at fair value	$138,965	$3,573	$478	$142,060

(1)                These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the carrying amount of federal agency MBS category were CMOs totaling $23.0 million and $26.0 million at September 30, 2011 and December 31, 2010, respectively.

See Note 13, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

The contractual maturity distribution as of September 30, 2011, of the fixed income securities is set forth in the table below:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Carrying Amount	Amortized Cost	Carrying Amount	Amortized Cost	Carry Amount	Amortized Cost	Carry Amount
Federal agency obligations	$—	$—	$37,541	$37,727	$—	$—	$—	$—
MBS	—	—	181	181	15,001	15,549	20,670	21,699
Municipal securities	4,696	4,754	10,633	11,003	16,711	17,707	13,563	14,567
Total Fixed Income	$4,696	$4,754	$48,355	$48,911	$31,712	$33,256	$34,233	$36,266

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO’s are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of municipal and federal agency obligations categories are $47.1 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if market interest rates decline further.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold.  However, if an unrealized loss on the fixed income portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income. At September 30, 2011, the Company did not have any unrealized losses on the fixed income portfolio.

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

At September 30, 2011, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in funds or individual common stock of entities in the financial services industry.  At September 30, 2011, the Company had seventeen investments in equity mutual funds or individual stocks having combined unrealized losses of $494 thousand which were short term in nature.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.  Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at September 30, 2011.

During the nine months ended September 30, 2011, the Company did not record any fair value impairment charges on equity investments; during that period, the Company sold $388 thousand of previously impaired equity funds and recognized book gains of $207 thousand.  In addition, the Company sold $9.8 million in other investment securities, primarily municipal securities, and recognized book gains of $540 thousand.

During the nine months ended September 30, 2010, the Company recorded fair value impairment charges of $8 thousand, on a previously impaired equity investment; also during that period, the Company sold $1.6 million of previously impaired equity funds and recognized book gains of $752 thousand, in addition to gains of $25 thousand on other investment securities over the period.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $42.8 million at September 30, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $27.2 million at September 30, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $42.6 million at September 30, 2011.

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

In February 2009, the FHLB began implementing a number of measures in order to strengthen its financial position and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  However, in the first quarter of 2011, the FHLB announced the reinstitution of quarterly dividends on capital stock balances based on improved profitability and capital levels.  The FHLB noted that the board of directors anticipates continuing to declare modest cash dividends through 2011, but cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider this plan.  The FHLB continues to take steps to protect members’ capital and improve its profitability, including amendments to its capital plan and a joint capital enhancement agreement with the other eleven FHLBs, and a continuation of the moratorium on excess capital stock repurchases.  Although recent financial results of the FHLB have improved, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At September 30, 2011, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management’s review of this investment, FHLB stock was not other than temporarily impaired as of September 30, 2011.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

(8)                     Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Real estate:
Commercial real estate	$634,229	$595,075
Commercial construction	120,753	111,681
Residential mortgages	89,900	86,560
Residential construction	2,429	2,874
Loans held for sale	3,600	6,408
Total real estate	850,911	802,598

Commercial and industrial	305,015	274,829
Home equity	71,547	63,108
Consumer	3,541	4,228
Gross loans	1,231,014	1,144,763

Deferred loan origination fees, net	(1,456)	(1,417)
Total loans	1,229,558	1,143,346
Allowance for loan losses	(22,569)	(19,415)
Net loans and loans held for sale	$1,206,989	$1,123,931

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $35.4 million at September 30, 2011 and $32.7 million at December 31, 2010.

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

Loans serviced for others

At September 30, 2011 and December 31, 2010, the Company was servicing residential mortgage loans owned by investors amounting to $26.0 million and $27.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $38.0 million and $36.6 million at September 30, 2011 and December 31, 2010, respectively.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

	September 30, 2011	December 31, 2010
Commercial real estate	$212,999	$227,926
Residential mortgages	64,755	63,166
Home equity	19,665	24,417
Total loans pledged to FHLB	$297,419	$315,509

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

The following table presents the credit risk profile by internally assigned risk rating category at the periods indicated.

	September 30, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$23,244	$—	$—	$610,985	$634,229
Cmml and industrial	7,908	105	—	297,002	305,015
Cmml construction	5,101	—	—	115,652	120,753
Residential	1,459	—	—	90,870	92,329
Home Equity	213	—	—	71,334	71,547
Consumer	5	3	—	3,533	3,541
Loans held for sale	—	—	—	3,600	3,600

Total gross loans	$37,930	$108	$—	$1,192,976	$1,231,014

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

	December 31, 2010
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Cmml real estate	$12,885	$250	$—	$581,940	$595,075
Cmml and industrial	6,765	47	—	268,017	274,829
Cmml construction	2,890	—	—	108,791	111,681
Residential	2,132	—	—	87,302	89,434
Home Equity	207	—	—	62,901	63,108
Consumer	18	4	—	4,206	4,228
Loans held for sale	—	—	—	6,408	6,408

Total gross loans	$24,897	$301	$—	$1,119,565	$1,144,763

The increase in adversely classified loans as of September 30, 2011, as compared to December 2010, was primarily due to the downgrade of twelve commercial real estate relationships totaling approximately $11.4 million and two construction relationships of approximately $3.0 million, partially offset by paydowns and credit upgrades during the period.  Management continues to closely monitor these adversely classified relationships.

Past Due and Non-Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

The following table presents an age analysis of past due loans as of September 30, 2011.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Cmml real estate	$2,314	$987	$13,291	$16,592	$617,637	$634,229
Cmml and industrial	1,100	733	9,254	11,087	293,928	305,015
Cmml construction	472	—	2,107	2,579	118,174	120,753
Residential	420	822	997	2,239	90,090	92,329
Home Equity	147	72	141	360	71,187	71,547
Consumer	50	19	6	75	3,466	3,541
Loans held for sale	—	—	—	—	3,600	3,600

Total gross loans	$4,503	$2,633	$25,796	$32,932	$1,198,082	$1,231,014

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2010.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Cmml real estate	$4,363	$2,002	$8,065	$14,430	$580,645	$595,075
Cmml and industrial	816	317	7,573	8,706	266,123	274,829
Cmml construction	247	—	2,890	3,137	108,544	111,681
Residential	622	—	1,667	2,289	87,145	89,434
Home Equity	40	—	135	175	62,933	63,108
Consumer	24	5	11	40	4,188	4,228
Loans held for sale	—	—	—	—	6,408	6,408

Total gross loans	$6,112	$2,324	$20,341	$28,777	$1,115,986	$1,144,763

As of September 30, 2011, loans 30 — 59 days past due declined compared to December 31, 2010, due primarily to several commercial real estate loans which were 31 days overdue at December 31, 2010 that were subsequently brought current.  Total non-accrual loans amounted to $25.8 million at September 30, 2011 and $20.3 million at December 31, 2010.  Non-accrual loans which were not adversely classified amounted to $2.7 million at September 30, 2011 and $2.4 million at December 31, 2010.  These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non-accrual loans to total loans amounted to 2.10%, 1.78% and 1.64% at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.

The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

At September 30, 2011, additional funding commitments for loans on non-accrual status totaled $158 thousand.  The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

The majority of the non-accrual loan balances were also carried as impaired loans during the periods, and are discussed further below.

Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring (or “TDR”, see below).  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR.  Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Total impaired loans amounted to $38.6 million and $49.8 million, at September 30, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $13.4 million and $30.7 million at September 30, 2011 and December 31, 2010, respectively, while non—accrual impaired loans amounted to $25.2 million and $19.1 million as of September 30, 2011 and December 31, 2010, respectively.   During the current year, an accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status, due to the borrower’s improved financial condition and sustained performance over time.  In addition, the decrease was impacted by paydowns and, in particular, the full payoff of one $3.3 million commercial real estate impaired/TDR relationship during the first quarter of 2011.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of September 30, 2011.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Cmml real estate	$25,207	$23,862	$13,551	$10,311	$1,163
Cmml and industrial	11,789	10,311	5,281	5,030	2,130
Cmml construction	3,879	3,747	1,543	2,204	652
Residential	706	676	288	388	175
Home Equity	—	—	—	—	—
Consumer	17	17	—	17	17
Total	$41,598	$38,613	$20,663	$17,950	$4,137

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three months ended September 30, 2011		Nine months ended September 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Cmml real estate	$22,991	$130	$28,407	$574
Cmml and industrial	9,837	18	9,668	47
Cmml construction	3,755	20	4,055	64
Residential	661	1	602	2
Home Equity	—	—	—	1
Consumer	19	1	19	2
Total	$37,263	$170	$42,751	$690

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2010.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Cmml real estate	$37,331	$36,031	$25,405	$10,626	$853
Cmml and industrial	9,942	8,780	4,824	3,956	1,284
Cmml construction	4,419	4,364	2,135	2,229	414
Residential	646	630	283	347	121
Home Equity	—	—	—	—	—
Consumer	19	19	—	19	19
Total	$52,357	$49,824	$32,647	$17,177	$2,691

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Troubled Debt Restructures

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

Restructured loans are included in the impaired loan category and as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total TDR loans, included in the impaired loan figures above as of September 30, 2011 and December 31, 2010 were $27.3 million and $41.6 million, respectively.

TDR loans on accrual status amounted to $12.6 million and $30.2 million at September 30, 2011 and December 31, 2010, respectively.  The decrease in accruing TDR loans is primarily due to the upgrade of the accruing commercial real estate relationship referred to above under “impaired loans.” TDR loans included in non-performing loans amounted to $14.7 million and $11.4 million at September 30, 2011 and December 31, 2010, respectively.

The following tables present certain information regarding loan modifications classified as troubled debt restructures during the periods presented.

Troubled debt restructure agreements entered into during the three months ended September 30, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Cmml real estate	6	$1,854	$1,841
Cmml and industrial	4	121	118
Cmml construction	1	1,438	1,377
Residential	1	138	136
Home Equity	—	—	—
Consumer	—	—	—
Total	12	$3,551	3,472

Troubled debt restructures that defaulted during the three months ended September 30, 2011.

(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment as of September 30, 2011

Cmml real estate	1	$582
Cmml and industrial	3	73
Cmml construction	1	1,377
Residential	1	136
Home Equity	—	—
Consumer	—	—
Total	6	$2,168

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Troubled debt restructure agreements entered into during the nine months ended September 30, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Cmml real estate	11	$3,205	$3,192
Cmml and industrial	14	1,251	1,228
Cmml construction	2	1,603	1,543
Residential	1	138	136
Home Equity	—	—	—
Consumer	—	—	—
Total	28	$6,197	$6,099

2011 Troubled debt restructuring that subsequently defaulted during the nine months ended September 30, 2011.

(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment as of September 30, 2011

Cmml real estate	2	$778
Cmml and industrial	8	521
Cmml construction	1	1,378
Residential	1	136
Home Equity
Consumer
Total	12	$2,813

There were no charge-offs associated with TDRs noted in the table above.  At September 30, 2011, specific reserves allocated to the 2011 TDRs amounted to $280 thousand, and interest payments received on non-accruing 2011 TDR loans which was applied to principal and not recognized as interest income amounted to $114 thousand.

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the prior year.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 3 “Loans and Allowance For Loan Losses”, to the Company’s consolidated financial statements contained in the Company’s 2010 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

Changes in the allowance for loan losses for the nine months ended September 30, are summarized as follows:

(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218
Provision charged to operations	3,954	3,187
Loan recoveries	228	49
Less: Loans charged-off	1,028	2,469
Balance at end of year	$22,569	$18,985

Changes in the allowance for loan losses by segment for the three months ended September 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 6/30/11	$10,473	$6,041	$3,194	$948	$557	$97	$21,310
Provision	839	972	(49)	25	50	3	1,840
Recoveries	28	59	—	—	—	3	90
Less: Charge offs	504	150	—	—	—	17	671
Ending Balance, 09/30/11	$10,836	$6,922	$3,145	$973	$607	$86	$22,569

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/10	$9,769	$5,489	$2,609	$923	$512	$113	$19,415
Provision	1,529	1,753	532	52	95	(7)	3,954
Recoveries	76	137	4	2	—	9	228
Less: Charge offs	538	457	—	4	—	29	1,028
Ending Balance, 09/30/11	$10,836	$6,922	$3,145	$973	$607	$86	$22,569

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$1,163	$2,130	$652	$175	$—	$17	$4,137
Loans collectively evaluated for impairment	9,673	4,792	2,493	798	607	69	$18,432

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The balances of loans as of September 30, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$23,862	$610,367	$634,229
Cmml and industrial	10,311	294,704	305,015
Cmml construction	3,747	117,006	120,753
Residential	676	91,653	92,329
Home Equity	—	71,547	71,547
Consumer	17	3,524	3,541
Loans held for sale	—	3,600	3,600
Deferred Fees	—	(1,456)	(1,456)
Total loans	$38,613	$1,190,945	$1,229,558

The balances of loans as of December 31, 2010 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$36,031	$559,044	$595,075
Cmml and industrial	8,780	266,049	274,829
Cmml construction	4,364	107,317	111,681
Residential	630	88,804	89,434
Home Equity	—	63,108	63,108
Consumer	19	4,209	4,228
Loans held for sale	—	6,408	6,408
Deferred Fees	—	(1,417)	(1,417)
Total loans	$49,824	$1,093,522	$1,143,346

(10)              Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $249 thousand and $796 thousand for the three and nine months ended September 30, 2011, respectively, compared to $223 thousand and $664 thousand for the three and nine months ended September 30, 2010, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $63 thousand and $172 thousand for the three and nine months ended September 30, 2011, respectively, compared to $57 thousand and $182 thousand for the three and nine months ended September 30, 2010.

In the third quarter of 2011, 1,000 stock options awards were granted.  There were none granted in the third quarter of 2010.  There were a total of 83,075 and 63,775 stock option awards granted to employees in nine months ended September 30, 2011 and 2010, respectively. These options generally become exercisable at the rate of 25% per year on or about the anniversary date of the original grant.  The 2011 awards allow for accelerated vesting of unvested options upon the date of retirement, if during the normal vesting period.  The 2010 awards provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

upon attaining age 62 during the normal vesting period.  Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter, and these options expire seven years from the date of grant.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants. The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in the nine months ended September 30, 2011 and 2010.

	2011	2010

Options granted	83,075	63,775
Average assumptions used in the model:
Expected volatility	45%	43%
Expected dividend yield	2.91%	2.98%
Expected life in years	5.5	5.5
Risk-free interest rate	2.17%	2.66%
Market price on date of grant	$14.88	$12.51
Per share weighted average fair value	$5.28	$4.35
Percentage of market value at grant date	35%	35%

Refer to note 9 “Stock Based Compensation Plans” in the Company’s 2010 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $156 thousand and $497 thousand for the three and nine months ended September 30, 2011, respectively, compared to $143 thousand and $381 thousand for the three and nine months ended September 30, 2010, respectively.

During the first quarter of  2011, the Company granted 63,765 shares of common stock in the form of restricted stock awards comprised of 53,475 shares awarded to employees, generally vesting over four years, 3,500 shares awarded to an executive officer vesting immediately, and 6,790 shares awarded to directors vesting over two years. The grant date fair value of the restricted stock awarded was $14.85 per share, which reflected the market value of the common stock on the grant date.   During the third quarter of 2011, the Company granted 1,000 shares of restricted stock that vest over four years and had a grant date fair value of $17.00 per share, which reflected the market value of the common stock on the grant date.   The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

During the first quarter of  2010, the Company granted 77,963 shares of common stock in the form of restricted stock awards comprised of 70,475 shares awarded to employees, vesting over four years, and 7,488 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date.  The 2010 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock or stock options granted that have not vested as of the time of such termination must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement, or in the case of the 2011 awards, the employee meets certain retirement criteria.

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $30 thousand and $127 thousand for the three and nine months ended September 30, 2011, respectively, compared to $23 thousand and $101 thousand for the three and nine months

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

ended September 30, 2010.  In January 2011, 12,046 shares of common stock were issued to directors in lieu of cash fees related to the 2010 annual directors’ stock-based compensation expense of $134 thousand.

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

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$—	$—	$—	$55
Interest Cost	43	46	128	138
Net periodic benefit cost	$43	$46	$128	$193

Benefits paid amounted to $69 thousand and $207 thousand for the three and nine months ended September 30, 2011, respectively, compared to $69 thousand and $183 thousand for the three and nine months ended September 30, 2010, respectively.  The Company anticipates accruing an additional $43 thousand to the plan during the remainder of 2011.

Bank Owned Life Insurance

The Company has purchased bank-owned life insurance (“BOLI”) on certain senior and executive officers.  The cash surrender value carried on the balance sheet at September 30, 2011 and December 31, 2010 amounted to $14.8 million and $14.4 million, respectively.  There are no associated surrender charges under the outstanding policies.

Supplemental Life Insurance

For certain senior and executive officers on whom the Company owns BOLI, the Company has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2011	2010	2011	2010
Service Cost	$4	$(11)	$11	$(32)
Interest Cost	18	18	54	52
Actuarial Gain/Loss	—	—	(19)	—
Net periodic post retirement benefit cost	$22	$7	$46	$20

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2011.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

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

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	September 30, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$123,187	$—	$123,187	$—
Equity securities	5,735	5,735	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,813	—	—	13,813
Other real estate owned	1,325	—	—	1,325

	December 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$137,493	$—	$137,493	$—
Equity securities	4,567	4,567	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,969	—	—	13,969
Other real estate owned	825	—	—	825

During the nine months ended September 30, 2011, the Company did not have cause to transfer any assets between the fair value measurement levels.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at September 30, 2011 amounted to $3.2 million compared to $2.2 million at December 31, 2010, a net increase of $989 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”).  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at September 30, 2011 and December 31, 2010 consisted of three and two properties, respectively.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $30 thousand and $40 thousand at September 30, 2011 and December 31, 2010, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At September 30, 2011 and December 31, 2010, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2011 and December 31, 2010 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2011 and December 31, 2010.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2011 and December 31, 2010 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.

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

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

The carrying values and estimated fair values of the Company’s financial instruments at the dates indicated are summarized as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$82,182	$82,182	$55,006	$55,006
Investment securities	128,922	128,922	142,060	142,060
Federal Home Loan Bank Stock	4,740	4,740	4,740	4,740
Loans, net	1,206,989	1,198,205	1,123,931	1,117,031
Accrued interest receivable	5,418	5,418	5,532	5,532
Financial liabilities:
Non-interest demand deposits	277,886	277,886	231,121	231,121
Interest bearing checking, savings, money market accounts (1)	792,425	792,425	736,443	736,443
Certificates of deposit (1)	275,177	275,874	276,507	277,109
Borrowed funds	4,494	4,555	15,541	15,623
Junior subordinated debentures	10,825	10,825	10,825	10,825
Accrued interest payable	366	366	914	914

(1)-Includes brokered deposit balances

(14)              Recent Accounting Pronouncements

In April 2011, the Financial Accountings Standard Board (“FASB”) issued Accounting Standards Update (“ASU’) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring,” an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC.  This amendment offers additional guidance and clarification to help creditors determine if the two criteria for classifying a restructure as a trouble debt restructuring have been met.  Additionally, the ASU No 2011-02 requires retrospective disclosures by portfolio segment of qualitative and quantitative information regarding troubled debt restructures occurring on or after the beginning of the annual period of adoption.  The effective date of ASU No. 2011-02, was the first interim or annual period beginning after June 15, 2011.  The adoption of ASU No. 2011-02 in July 2011 did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs.”  This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRSs.”).  The amendments in this Update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to result in a change in the application of current fair value measurements requirements.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04, in January 2012, is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Under ASU No. 2011-05, a company has the option to present the total of comprehensive income, and details of each of its components (net income and other comprehensive income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011.  As ASU No. 2011-05 only deals with presentation requirements, its adoption in January 2012, is not expected to have any impact on the Company’s financial position.

ENTERPRISE BANCORP, INC.

Notes to the Unaudited Consolidated Financial Statements

In October 2011, the FASB decided that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred  until the Board can consider stakeholders’ concerns about how they are applied. Therefore, those requirements will not be effective for public entities for fiscal years and interim periods within those years beginning after December 15, 2011.  The Board’s decisions do not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and other (Topic 350): Testing Goodwill for Impairment.”   The Update simplifies how a company tests goodwill for impairment.  The ASU allows both public and nonpublic companies an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, a company no longer would be required to calculate the fair value of a reporting unit unless the company determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of events and circumstances to consider in conducting the qualitative assessment.  The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The adoption of ASU No. 2011-08, in January 2012, is not expected to have a material impact on the Company’s financial statements.

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

Overview

Net income amounted to $2.9 million for the quarter ended September 30, 2011, compared to $2.7 million for the quarter ended September 30, 2010, an increase of 8%.  Net income for the nine months ended September 30, 2011 amounted to $8.1 million compared to $8.2 million for the comparable 2010 period, a decrease of 2%.  Diluted earnings per share were $0.31 and $0.86 for the three and nine months ended September 30, 2011, respectively, compared to $0.30 and $0.89 for the same respective periods in 2010, an increase of 3% for the quarter, and a decrease of 3% for the year-to-date period.

Deposits, excluding brokered deposits, have grown $101.5 million, or 8%, since December 31, 2010.  While many banks continue to experience declining loan portfolios, our loan balances grew $86.2 million, or 8%, since December 31, 2010.  On an annualized basis, deposits and loans have grown 11% and 10%, respectively, since December 31, 2010.

Third quarter net income growth reflects our success in growing our business lines. We believe that our continued and steady growth is a result of our ability to successfully serve our growing markets.  In 2011, our focus remains on growing all of our business lines, including quality lending, deposits, investment assets managed and insurance services through continued organic growth and strategic expansion, as we seek to take advantage of market opportunities that continue to be presented to strong community banks.  We remain committed to making investments in our branch network, technology, and most importantly, in our employees, customers and communities, in order to position the Bank for long-term growth.

Composition of Earnings

The Company’s growth contributed to increases in net interest income and the level of operating expenses, in both the quarter and year-to-date periods ended September 30, 2011. Increases in the loan loss provision and non-interest revenue, primarily gains on security sales in the quarter, also impacted net income in both the third quarter and year-to-date periods.

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

Net interest income for the quarter ended September 30, 2011 amounted to $14.7 million, an increase of $842 thousand, or 6%, compared to the September 2010 quarter.  Net interest income amounted to $43.0 million for the nine months ended September 30, 2011, an increase of $2.1 million, or 5%, compared to the same period in the prior year.  The increase in net interest income over the comparable 2010 periods was due primarily to loan growth, partially offset by a decrease in net interest margin.  Average loan balances for the three and nine months ended September 30, 2011, were $91.7 million and $69.6 million, respectively, above the comparable periods in 2010.  Tax equivalent net interest margin was 4.33% for the quarter ended September 30, 2011, compared to 4.40% for the quarter ended September 30, 2010.  Year-to-date net interest margins were 4.36% and 4.44% for the nine months ended September 30, 2011 and 2010, respectively.  The year-to-date 2011 margin has been impacted by higher average balances in lower yielding short-term investments in 2011 compared to 2010, primarily from deposit growth in excess of loan growth.

The provision for loan losses amounted to $1.8 million for the three months ended September 30, 2011 compared to $1.3 million for the same period in 2010.  For the nine months ended September 30, 2011 and 2010, the provision for loan losses amounted to $4.0 million and $3.2 million, respectively.  The provisions made to the allowance for loan losses are a function of growth and trends in asset quality, taking into consideration the level of loan growth,  adversely classified and specific reserves for impaired loans, the level of non-performing loans and net charge-offs.  The level of loan growth during the first nine months of 2011 was $86.2 million compared to $31.7 million during the same period in 2010.  The balance of the allowance for loan losses allocated to impaired loans amounted to $4.1 million at September 30, 2011, compared to $2.7 million at September 30, 2010.  Total non-performing assets as a percentage of total assets were 1.81% at September 30, 2011, compared to 1.36% at September 30, 2010. For the year-to-date period ended September 30, 2011, the Company recorded net charge-offs of $800 thousand, compared to net charge-offs of $2.4 million for the comparable period ended September 30, 2010.  Annualized net charge-offs as a percentage of average loans for the nine months ended September 30, 2011 amounted to 0.09% compared to 0.29% in 2010.   Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves, and believes that current loan quality statistics are a function of the ongoing effects of the recent economic environment.  The allowance for loan losses to total loans ratio was 1.84% at September 30, 2011, compared to 1.70% at both December 31, 2010 and September 30, 2010.

Non-interest income for the three months ended September 30, 2011 amounted to $3.2 million, an increase of $580 thousand, or 22%, compared to the third quarter of 2010.  This increase was primarily due to an increase in the gain on security sales and increases in deposit fees, partially offset by a decrease in net gains on loans sales.  Non-interest income for the nine months ended September 30, 2011 amounted to $9.1 million, an increase of $458 thousand, or 5%, compared to the 2010 year-to-date period.  This increase primarily resulted from increases in investment advisory fees and deposit fee income.

Non-interest expense for the three months ended September 30, 2011, amounted to $11.9 million, an increase of $670 thousand, or 6%, compared to the same period in the prior year.  For the nine months ended September 30, 2011, non-interest expense amounted to $36.2 million, an increase of $2.1 million, or 6%, compared to the same period in the prior year.  Increases in both the quarter and year-to-date expenses resulted primarily from increases in compensation-related expenses, occupancy, technology and audit, legal and other professional expenses, partially offset by a reduction in FDIC insurance expenses, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment.  Increases in Other Operating Expenses of $172 thousand and $494 thousand for the quarter and year-to-date periods, respectively, included foreclosed real estate and workout and delinquent loan expense increases of $147 thousand and $251 thousand for the quarter and year-to-date periods, respectively.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.5 billion at September 30, 2011, an increase of $99.5 million, or 7% since December 31, 2010. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $86.2 million, or 8%, since December 31, 2010 and amounted to $1.23 billion, or 82% of total assets, at September 30, 2011. Total commercial loans amounted to $1.1 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2010.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position.  Total investments decreased $13.1 million since December 31, 2010 and amounted to $128.9 million at September 30, 2011, representing 9% of total assets, which was comparable to the ratio of 10% at December 31, 2010.

Short-term investments increased $24.0 million since December 31, 2010 as a result of deposit growth in excess of loan funding and a decrease in investments during the period.

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

At September 30, 2011, deposits, excluding brokered deposits, amounted to $1.35 billion, representing $101.5 million, or 8%, in growth over December 31, 2010 balances. At September 30, 2011, savings and money market account balances increased $52.3 million, or 9%, while checking account balances increased $50.5 million, or 12%, compared to balances at December 31, 2010.  The deposit growth is attributed to expansion and sales efforts, as well as, customers seeking a competitive, but secure alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.

Wholesale funding amounted to $4.5 million at September 30, 2011, compared to $15.6 million at December 31, 2010.  At September 30, 2011, wholesale funding was comprised of $4.5 million in FHLB term borrowings.  At December 31, 2010, wholesale funding included $82 thousand in brokered deposits and borrowed funds of $15.5 million, of which $10 million were overnight borrowings and $4.8 million were in FHLB term borrowings.

Opportunities and Risks

The Company faces strong competition from multiple sources within its market area for its target customers, which consists of growing and established local businesses, professionals, non-profits and high net worth individuals.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks allow them to compete for the Company’s commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, investment advisory assets, deposits and insurance services also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic delivery channels and internet based banks.

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

The Company seeks to increase deposit share, in both existing and new markets, through continuous reviews of deposit product offerings and delivery options targeted to customer needs, with targeted marketing strategies, together with carefully planned expansion into neighboring markets and new branch development.  In the past year and a half, the Company has increased its branch network with the opening of the Hudson, New Hampshire office, relocated the Derry, New Hampshire branch to a larger facility, and made strategic investments in renovations and improvements to existing branch locations.  In addition, the Company recently obtained the necessary regulatory approvals to establish a branch in the Town of Pelham, New Hampshire, and expects that this office, our 19th branch location, will be open for business in early 2012.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-two year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

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

Notwithstanding the market opportunities that management believes the current economic environment has created, any lagging regional effects, possible deterioration, or possible long-term consequences of the current weak economic environment could further weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.  The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At September 30, 2011, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, the revisions to international capital standards contained in the so-called Basel III accords could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.  For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2011, see the section entitled “Capital Resources” contained in this Item 2 below.

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

Financial Condition

Total assets increased $99.5 million, or 7%, since December 31, 2010, to $1.5 billion at September 30, 2011.  The balance sheet composition and changes since December are discussed below.

Short-term investments

As of September 30, 2011, short-term investments amounted to $48.4 million, or 3% of total assets, an increase of $24 million compared to December 31, 2010.  Short-term investments are carried as cash equivalents and consist of overnight and term federal funds sold and money market mutual funds.  The balance of these investments will fluctuate depending on the timing of deposit, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds and the immediate liquidity needs of the Company.  The increase in short term investments has resulted primarily from the increase in deposit growth in excess of loan funding during the period and a decrease in investments.

Investments

At September 30, 2011, the carrying value of the investment portfolio amounted to $128.9 million, a decline of $13.1 million, or 9%, compared to December 31, 2010.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Federal agency obligations (1)	$37,727	$40,940	$31,300
Federal agency mortgage backed securities (MBS) (1)	37,429	42,525	36,265
Non-agency collateralized mortgage obligations (CMOs)	—	2,439	2,799
Municipal securities	48,031	51,589	54,910
Total fixed income securities	$123,187	$137,493	$125,274

Equity investments	5,735	4,567	4,055
Total available for sale securities at fair value	$128,922	$142,060	$129,329

(1)             These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $23.0 million, $26.0 million, and $23.0 million at September 30, 2011, December 31, 2010, and September, 2010, respectively.

During the nine months ended September 30, 2011, the total principal pay downs, calls and maturities on fixed income securities amounted to $39.0 million.  In addition, during the period, the Company sold approximately $10.2 million in investment securities realizing gains on sales of $747 thousand, primarily from municipal security sales.  These portfolio cash inflows were used to purchase $33.6 million in securities.

Net unrealized gains amounted to $4.3 million at September 30, 2011 compared to $3.1 million at December 31, 2010 and $5.9 million at September 30, 2010.  The level of net unrealized gains in the fixed income portfolio at September 30, 2011, primarily resulted from the low interest rate environment.  See Note 6, “Investment Securities,” and Note 13, “Fair

Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized and the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities from its investment portfolio as collateral for various municipal deposit accounts and repurchase agreements.  The fair value of securities pledged as collateral for these purposes was $42.8 million at September 30, 2011.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $27.2 million at September 30, 2011.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $42.6 million at September 30, 2011.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.7 million at September 30, 2011, December 31, 2010 and September 30, 2010. See Note 7, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB.

Loans

Total loans represented 82% of total assets at both September 30, 2011 and December 31, 2010, respectively.  Total loans increased $86.2 million, or 8%, compared to December 31, 2010, and $115.0 million, or 10%, since September 30, 2010.  The Company attributes the increase in loans to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan development.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2011		December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial real estate	$634,229	51.5%	$595,075	52.0%	$574,493	51.5%
Commercial and industrial	305,015	24.8%	274,829	24.0%	270,074	24.2%
Commercial construction	120,753	9.8%	111,681	9.7%	107,689	9.6%
Total commercial loans	1,059,997	86.1%	981,585	85.7%	952,256	85.3%

Residential mortgages	89,900	7.3%	86,560	7.6%	89,259	8.0%
Residential construction	2,429	0.2%	2,874	0.2%	3,379	0.3%
Home equity	71,547	5.8%	63,108	5.5%	63,684	5.7%
Consumer	3,541	0.3%	4,228	0.4%	3,736	0.4%
Loans held for sale	3,600	0.3%	6,408	0.6%	3,565	0.3%
Gross loans	1,231,014	100.0%	1,144,763	100.0%	1,115,879	100.0%
Deferred fees, net	(1,456)		(1,417)		(1,301)
Total loans	1,229,558		1,143,346		1,114,578

Allowance for loan losses	(22,569)		(19,415)		(18,985)
Net loans	$1,206,989		$1,123,931		$1,095,593

Commercial real estate loans increased $39.2 million, or 7%, as of September 30, 2011, compared to December 31, 2010, and 10% compared to September 30, 2010.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $30.2 million, or 11%, since December 31, 2010, and increased 13% as compared to September 30, 2010.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $9.1 million, or 8%, since December 31, 2010, and 12% compared to September 30, 2010.  The increase over prior periods is a result of select new construction opportunities in the market place under development by qualified and financially strong builders.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 14% of the total loan portfolio at September 30, 2011 and December 31, 2010.  These loans increased by $10.6 million, or 7%, since December 31, 2010 and by $7.4 million, or 5%, since September 30, 2010.  The increase was primarily within the home equity portfolio.

During the nine months ended September 30, 2011, the Company originated $19.3 million in residential loans designated for sale, compared to $31.7 million for the same period in the prior year.  During the 2011 period, loans sold amounted to $22.1 million compared to $28.5 million in the 2010 period.  These loan sales generated gains on sales of $403 thousand and $392 thousand for the 2011 and 2010 periods, respectively.

At September 30, 2011, commercial loan balances participated out to various banks amounted to $38.0 million, compared to $36.6 million at December 31, 2010, and $36.8 million at September 30, 2010.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $35.4 million, $32.7 million and $32.0 million at September 30, 2011, December 30, 2010, and September 30, 2010, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

At September 30, 2011, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $38.0 million, compared to $25.2 million at December 31, 2010.  There were no loans classified as “Loss” at September 30, 2011 or December 31, 2010.  The increase in adversely classified loans as of September 30, 2011, as compared to December 2010, was primarily due to the downgrade of twelve commercial real estate relationships totaling approximately $11.4 million and two construction relationships of approximately $3.0 million, partially offset by paydowns and credit upgrades during the period.  Management continues to closely monitor these adversely classified relationships.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.9 million and $7.2 million, at September 30, 2011 and December 31, 2010, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $23.1 million and $18.0 million at September 30, 2011 and December 31, 2010, respectively.  Non-accrual loans which were not adversely classified amounted to $2.7 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

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

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Commercial real estate	$13,291	$8,065	$8,845
Commercial and industrial	9,254	7,573	6,742
Commercial construction	2,107	2,890	1,043
Residential	997	1,667	1,474
Home Equity	141	135	135
Consumer	6	10	4
Total non-accrual loans	25,796	20,340	18,243
Overdrafts > 90 days past due	—	1	34
Total non-performing loans	25,796	20,341	18,277
Other real estate owned (“OREO”)	1,325	825	1,000
Total non-performing assets	$27,121	$21,166	$19,277

Total Loans	$1,229,558	$1,143,346	$1,114,578
Accruing restructured loans not included above	12,629	30,225	24,746
Delinquent loans 60 — 89 day past due	2,633	2,324	1,870

Non-performing loans to total loans	2.10%	1.78%	1.64%
Non-performing assets to total assets	1.81%	1.51%	1.36%
Loans 60-89 days past due to total loans	0.21%	0.20%	0.17%
Adversely classified loans to total loans	3.09%	2.20%	2.01%

Allowance for loan losses	$22,569	$19,415	$18,985
Allowance for loan losses: Non-performing loans	87.49%	95.45%	103.87%
Allowance for loan losses: Total loans	1.84%	1.70%	1.70%

Non-performing statistics have trended upward since 2009, as would be expected given the historically low level of these statistics in years preceding 2009, and are consistent with the regional economic environment and its lagging impact on the local commercial markets.  Management does not consider the increase to be indicative of significant deterioration in the credit quality of the general loan portfolio at September 30, 2011, as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The $5.5 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding since December 31, 2010, was primarily due to net additions within the non-performing commercial real estate ($5.2 million) and commercial and industrial ($1.7 million) categories, partially offset by reductions in the non-performing residential portfolio ($670 thousand) and commercial construction ($783 thousand). The majority of the non-accrual loans were also carried as impaired loans during the periods, and is discussed further below.

Total impaired loans amounted to $38.6 million and $49.8 million at September 30, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $13.4 million and $30.7 million at September 30, 2011 and December 31, 2010, respectively, while non—accrual impaired loans amounted to $25.2 million and $19.1 million as of September 30, 2011 and December 31, 2010, respectively.  During the second quarter of 2011, an accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status due to the borrower’s improved financial condition and sustained performance over time.  In addition, the decrease was impacted by paydowns and, in particularly, the full payoff of one $3.3 million commercial real estate TDR relationship during the first quarter of 2011.

Based on management’s assessment at September 30, 2011, impaired loans totaling $20.6 million required no specific reserves and impaired loans totaling $18.0 million required specific reserve allocations of $4.1 million.  At December 31, 2010, impaired loans totaling $32.6 million required no specific reserves and impaired loans totaling $17.2 million required specific reserve allocations of $2.7 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of September 30, 2011 and December 31, 2010 were $27.3 million and $41.6 million, respectively.  The decline is primarily due to the impaired loan activity discussed above.  TDR loans on accrual status amounted to $12.6 million and $30.2 million at September 30, 2011 and December 31, 2010, respectively.  Restructured loans included in non-performing loans amounted to $14.7 million and $11.4 million at September 30, 2011 and December 31, 2010, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at September 30, 2011 was $1.3 million and consisted of three properties; two properties were added and one property was sold during the 2011 period; there were no gains or losses on this OREO sale.  The carry value of OREO at December 31, 2010 and September 30, 2010 was $825 thousand and $1.0 million respectively. During the nine months ended September 30, 2010, six properties were sold and the Company realized gains on these sales of $120 thousand.

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

The allowance for loan losses to total loans ratio was 1.84% at September 30, 2011 compared to 1.70% at December 31, 2010.  The allowance for loan loss ratio increased primarily as a result of the increase in specific reserves on impaired loans and other changes discussed above under “Credit Risk/Asset Quality.   Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2011.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2011	2010

Balance at beginning of year	$19,415	$18,218

Charged-off loans:
Commercial real estate	538	619
Commercial and industrial	457	536
Commercial construction	—	1,245
Residential	4	25
Home equity	—	—
Consumer	29	44
Total Charged off	1,028	2,469

Recoveries on charged-off loans:
Commercial real estate	76	1
Commercial and industrial	137	34
Commercial construction	4	—
Residential	2	—
Home equity	—	—
Consumer	9	14
Total recoveries	228	49

Net loans charged-off	(800)	(2,420)

Provision charged to operations	3,954	3,187
Ending Balance	$22,569	$18,985

Annualized net loans charged-off: Average loans outstanding	0.09%	0.29%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At September 30, 2011, the Company carried the remaining balance of its prepaid assessment totaling approximately $3.2 million as a prepaid asset on its balance sheet.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.  The revised rate schedule and other revisions to the assessment rules became effective on April 1, 2011 and have resulted in a decrease in the Company’s insurance expense.

Deposits

Total deposits increased $101.4 million, or 8%, compared to December 31, 2010, and increased $80 million, or 6%, since September 30, 2010.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2011		December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Non-interest bearing demand deposits	$277,886	20.6%	$231,121	18.6%	$222,608	17.6%
Interest bearing checking	178,799	13.3%	175,056	14.1%	194,292	15.3%
Total checking	456,685	33.9%	406,177	32.7%	416,900	32.9%

Savings	147,704	11.0%	132,313	10.6%	150,914	11.9%
Money markets	465,922	34.6%	428,992	34.5%	421,992	33.4%
Total savings/money markets	613,626	45.6%	561,305	45.1%	572,906	45.3%

Certificates of deposit	275,177	20.5%	276,507	22.2%	271,884	21.5%
Total non-brokered deposits	1,345,488	100%	1,243,989	100.0%	1,261,690	99.7%
Brokered Deposits(1)	—	0.0%	82	0.0%	3,814	0.3%
Total deposits	$1,345,488	100.0%	$1,244,071	100.0%	$1,265,504	100.0%

(1)   Brokered deposits include time deposits originated through the Certificate of Deposit Account Registry (“CDAR”) nationwide network, and money market deposits originated through the “Demand Deposit Marketplace”.

Excluding brokered deposits, deposit balances increased $101.5 million, or 8%, since December 31, 2010 and $83.8 million, or 7% since September 30, 2010.  Savings and money market account balances increased $52.3 million, or 9%, while checking account balances increased $50.5 million, or 12%, since December 31, 2010.  The deposit growth is attributed to expansion and sales efforts as well as customers seeking a competitive, but secure alternative to the larger regional and national banks, mutual funds and lower yielding investment alternatives.  This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth.

Borrowed Funds

Borrowed funds, consists of securities sold under agreements to repurchase (“repurchase agreements”), FHLB borrowings and other borrowings.  The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or borrowings from correspondent banks.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	September 30, 2011		December 31, 2010		September 30, 2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

FHLB borrowings	$4,494	100.0%	$4,779	30.8%	$14,260	94.9%
Other borrowings	—	—	10,000	64.3%	—	—
Repurchase Agreements	—	—	762	4.9%	762	5.1%
Total borrowed funds	$4,494	100.0%	$15,541	100.0%	$15,022	100.0%

Borrowed funds decreased $11 million since December 31, 2010.  Outstanding FHLB borrowing balances at September 30, 2011 represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB. The other borrowings balance at December 31, 2010 consisted of overnight borrowings.  Since September 30, 2010, the balance of total borrowed funds has decreased $10.5 million due primarily to the deposit growth in excess of loan growth over the period.

At September 30, 2011, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $179.0 million and capacity to borrow from the FRB of approximately $40.3 million.

The Company also had $10.8 million of junior subordinated debentures at September 30, 2011, December 31, 2010 and September 30, 2010, respectively, in addition to the borrowed funds noted above.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2011, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total, Tier 1 and, in the case of the Bank, leverage capital ratios as set forth in the table below.

The Company’s actual capital amounts and ratios are presented as of September 30, 2011 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk weighted assets)	$142,365	11.14%	$102,219	8.00%	$127,774	10.00%

Tier 1 Capital (to risk weighted assets)	$126,272	9.88%	$51,109	4.00%	$76,664	6.00%

Tier 1 Capital (to average assets)	$126,272	8.67%	$58,261	4.00%	$72,826	5.00%*

* This requirement does not apply to the Company and is reflected in the table merely for informational purposes with respect to the Bank.  For the Bank to qualify as “well capitalized”, it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $942 thousand of the $3.0 million in cash dividends paid through September 30, 2011, into 61,427 shares of the Company’s common stock.

As previously announced on October 18, 2011, the Company declared a quarterly dividend of $0.105 per share to be paid on December 1, 2011 to shareholders of record as of November 10, 2011.  The quarterly dividend represents a 5.0% increase over the 2010 dividend rate.

Investment assets under management

The Company provides a wide range of investment advisory and management services, including brokerage, trust, and investment management (together, “investment advisory services”).  The market values of these components are affected by fluctuations in the financial markets.

Also included in the investment assets under management total are customers’ commercial sweep arrangements that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September 30, 2011	December 31, 2010	September 30, 2010

Investment advisory and management services	$364,205	$378,798	$360,424
Brokerage and management services	100,929	105,869	100,292
Total investment advisory assets	465,134	484,667	460,716

Commercial sweep accounts	5,456	8,411	13,489
Investment assets under management	$470,590	$493,078	$474,205

Investment advisory assets decreased $19.5 million, or 4%, since December 31, 2010 and are primarily flat since September 30, 2010.  The decrease is attributable primarily to the effects of declines in the equity markets on investment account balances.  Commercial sweep account balances have declined as customers migrated to higher yielding investments products including our on balance sheet sweep accounts.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.03 billion at September 30, 2011, $1.95 billion at December 31, 2010, and $1.96 billion at September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Unless otherwise indicated, the reported results are for the three months ended September 30, 2011 with the “comparable period”, and “prior period” being the three months ended September 30, 2010. Average yields are presented on a tax equivalent basis.

The Company’s third quarter 2011 net income amounted to $2.9 million compared to $2.7 million for the same period in 2010, an increase of 8%.  Diluted earnings per common share were $0.31 and $0.30 for the three months ended September 30, 2011 and September 30, 2010, respectively, and increase of 3%.

The Company’s growth contributed to both increased net interest income and an increase in the level of operating expenses for the three months ended September 30, 2011 compared to the prior period.  Net income also included increases in non-interest income, partially offset by an increase in the provision for loan losses.

Net Interest Income

The Company’s net interest income for the quarter ended September 30, 2011 amounted to $14.7 million, compared to $13.9 million in the September 2010 quarter, an increase of $842 thousand, or 6%.  The increase in net interest income over the comparable period was due primarily to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) decreased to 4.33% for the three months ended September 30, 2011, compared to 4.40% in the comparable 2010 period.  The 2011 quarter to date margin was impacted by the lower interest rate environment, primarily its effects on the investment portfolio.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$744	$1,254	$(432)	$(78)
Investments (1)	(184)	60	(267)	23
Total interest earnings assets	560	1,314	(699)	(55)

Interest Expense
Int chkg, savings and money market (2)	(98)	94	(184)	(8)
Certificates of deposit	(169)	19	(183)	(5)
Borrowed funds	(15)	(26)	39	(28)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(282)	87	(328)	(41)

Change in net interest income	$842	$1,227	$(371)	$(14)

(1)                           Investments include investment securities, FHLB stock and short-term investments.

(2)                           Interest checking, savings and money market includes interest expense on brokered money market accounts.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2011 and 2010.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,207,488	$16,078	5.34%	$1,115,812	$15,334	5.50%
Investments (3)	178,204	835	2.32%	170,043	1,019	2.95%
Total interest earnings assets	1,385,692	16,913	4.95%	1,285,855	16,353	5.16%

Other assets	82,623			76,765

Total assets	$1,468,315			$1,362,620

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$783,410	1,025	0.52%	$724,020	1,123	0.61%
Certificates of deposit	273,792	833	1.21%	268,730	1,002	1.48%
Borrowed funds	4,689	22	1.81%	17,684	37	0.83%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,072,716	2,174	0.80%	1,021,259	2,456	0.95%

Net interest rate spread			4.15%			4.21%

Demand deposits	262,247	—	—	215,876	—	—
Total deposits, borrowed funds and debentures	1,334,963	2,174	0.65%	1,237,135	2,456	0.79%

Other liabilities	10,036			10,791
Total liabilities	1,344,999			1,247,926

Stockholders’ equity	123,316			114,694

Total liabilities and stockholders’ equity	$1,468,315			$1,362,620

Net interest income		$14,739			$13,897

Net interest margin (tax equivalent)			4.33%			4.40%

(1)          Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $359 thousand for both periods ended September 30, 2011 and September 30, 2010 respectively.

(2)          Average loans include non-accrual loans and are net of average deferred loan fees.

(3)          Average investment balances are presented at average amortized cost and include investment securities, FHLB stock and short-term investments.

Interest Income

For the third quarter of 2011, total interest income amounted to $16.9 million, an increase of $560 thousand, or 3%, compared to the prior period.  The increase resulted primarily from an increase of $99.8 million, or 8%, in the average balance of interest earning assets for the quarter ended September 30, 2011 compared to the third quarter of 2010, primarily in loans, partially offset by a 21 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $16.1 million for the quarter ended September 30, 2011, an increase of $744 thousand, or 5%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $91.7 million, or 8%, for the three months ended September 30, 2011 compared to the same period in 2010, while the average yield on loans declined 16 basis points compared to the prior period and amounted to 5.34% for the three months ended September 30, 2011.

Total investment income, which represents the remainder of interest income, amounted to $835 thousand for the three months ended September 30, 2011, a decrease of $184 thousand, or 18%, compared to the prior period.  The decrease resulted primarily from the impact of a 63 basis point decrease in the average yield on investment securities as investments that were sold, matured, or were called had higher yields than investment purchases during the period, partially offset by an increase of $8.2 million, or 5%, in the average balance of investments (primarily lower yielding fed funds sold) for the third quarter of 2011 compared to the third quarter of 2010.

Interest Expense

For the three months ended September 30, 2011, total interest expense amounted to $2.2 million, a decrease of $282 thousand, or 11%, compared to the prior period.  The decrease resulted primarily from a 14 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period.  This decrease was partially offset by the expense associated with the $51.5 million, or 5%, increase in the average balance of interest bearing funding sources for the third quarter of 2011 compared to the third quarter of 2010. This deposit growth has provided the Company with the ability to reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $1.0 million for the quarter ended September 30, 2011, a decrease of $98 thousand, or 9%, compared to the same quarter in the prior period. The decrease  primarily resulted from a decrease of 9 basis points in the average cost of these accounts to 0.52%, partially offset by an  increase in average balances $59.4 million, or 8%, for the three months ended September 30, 2011 compared to three months ended September 30, 2010.  Average balance increases were noted primarily in money market accounts.  Included in average interest checking, savings and money market balances were $2.6 million in average brokered money markets for the three months ended September 30, 2010. There were no brokered money market accounts at the 2011 period.

Interest expense on non-brokered CDs decreased $169 thousand, or 17%, compared to the prior period and amounted to $833 thousand for the three months ended September 30, 2011.  The decrease was primarily due to a decline in market rates over the comparable period. The average cost of non-brokered CDs decreased 27 basis points, to 1.21%, for the three months ended September 30, 2011, and average balances of these CDs increased $5.1 million, or 2%, compared to the quarter ended September 30, 2010.  The Company did not have any brokered CDs in the third quarter of 2011 or 2010.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and repurchase agreements, amounted to $22 thousand for the third quarter of 2011, a decrease of $15 thousand, or 41%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $13.0 million, or 73%, for the quarter ended September 30, 2011 compared to the same period in 2010.  The average interest rates paid on these borrowed funds increased as the $13 million reduction in borrowed funds was primarily in lower costing shorter term investments.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2011 and September 30, 2010.

The average balance of non-interest bearing demand deposits, for the three months ended September 30, 2011, increased $46.4 million, or 21%, as compared to the same period in 2010.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 20% and 18% of total average deposit balances for the three months ended September 30, 2011 and 2010, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.8 million for three months ended September 30, 2011 an increase of $565 thousand compared to the same period last year.  The provisions made to the allowance for loan losses are a function of growth and trends in asset quality, taking into consideration the level of loan growth, adversely classified and specific reserves for impaired loans, the level of non-performing loans and net charge-offs.  For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition —Credit Risk/Asset Quality” and “Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended September 30, 2011 amounted to $3.2 million, an increase of $580 thousand, or 22%, as compared to the three months ended September 30, 2010.  The significant changes are discussed below.

Deposit service fees increased $117 thousand, or 11%, compared to the same quarter in the prior period, primarily in checking, overdraft and electronic transaction fees.

Net gains on security sales increased $486 thousand compared to the three month period ended September 30, 2010, resulting from $7.8 million in securities’ sales, primarily municipals, during the quarter.

Net gain on loan sales decreased $89 thousand, or 43%, for the three months ended September 30, 2011 when compared to the same period in 2010 primarily due to a lower volume of residential loan sales in the third quarter of 2011.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2011 amounted to $11.9 million, an increase of $670 thousand, or 6%, compared to the same period in 2010. The significant changes are discussed below.

Salaries and employee benefits increased $474 thousand, or 7%.  The increase is primarily due to the personnel costs necessary to support the Company’s strategic growth initiatives, including annual salary adjustments since the prior period.

Technology expenses increased $120 thousand, or 14%, primarily due to growth and expansion costs to support the Company’s strategic initiatives.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

For the three months ended September 30, 2011, deposit insurance premiums decreased $193 thousand, or 41%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Other operating expenses increased $172 thousand, or 21%, compared to the 2010 quarter due primarily to expenses related to foreclosed real estate, workout and delinquent loans and branch security.

Results of Operations

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2011 with the “comparable period”, “prior year” and “prior period” being the nine months ended September 30, 2010. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2011 net income amounted to $8.1 million compared to $8.2 million for the same period in 2010, a decrease of $132 thousand, or 2%.  Diluted earnings per common share were $0.86 for the nine months ended September 30, 2011 compared to $0.89 for the comparable 2010 period, a decrease of 3%.

The Company’s growth contributed to both increased net interest income and an increase in the level of operating expenses for the nine months ended September 30, 2011 compared to the prior period.  Net income also included increases in non-interest income and an increase in the provision for loan losses.

Net Interest Income

The Company’s net interest income for the first nine months of 2011 was $43.0 million compared to $40.9 million for the nine months ended September 30, 2010, an increase of $2.1 million, or 5%.  The increase in net interest income over the comparable year period was due primarily to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s margin was 4.36% for the nine months ended September 30, 2011, compared to 4.44% in the comparable 2010 period.  The 2011 year-to-date margin was impacted by the lower interest rate environment, primarily its effects on the investment portfolio, and also deposits in excess of loan growth which were held in low yielding fed funds.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$1,458	$2,894	$(1,064)	$(372)
Investments (1)	(458)	130	(301)	(287)
Total interest earnings assets	1,000	3,024	(1,365)	(659)

Interest Expense
Int chkg, savings and money market (2)	(316)	361	(626)	(51)

Certificates of deposit	(671)	36	(696)	(11)
Brokered certificates of deposit	(17)	—	—	(17)
Total Certificates of Deposit	(688)	36	(696)	(28)

Borrowed funds	(78)	(120)	255	(213)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(1,082)	277	(1,067)	(292)

Change in net interest income	$2,082	$2,747	$(298)	$(367)

(1)   Investments include investment securities, FHLB stock and short-term investments.

(2)   Interest checking, savings and money market includes interest expense on brokered money market accounts.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2011 and 2010.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)

Assets:
Loans (2)	$1,172,217	$46,915	5.40%	$1,102,604	$45,457	5.55%
Investments (3)	178,623	2,728	2.51%	162,652	3,186	3.25%
Total interest earnings assets	1,350,840	49,643	5.02%	1,265,256	48,643	5.25%

Other assets	81,022			75,495

Total assets	$1,431,862			$1,340,751

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$771,760	3,085	0.53%	$697,943	3,401	0.65%
Certificates of deposit	276,582	2,591	1.25%	273,555	3,262	1.59%
Brokered Certificates of deposit	—	—	—	2,831	17	0.80%
Borrowed funds	5,474	66	1.60%	31,925	144	0.60%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	1,064,641	6,625	0.83%	1,017,079	7,707	1.01%

Net interest rate spread			4.19%			4.24%

Demand deposits	236,839	—	—	201,825	—	—
Total deposits, borrowed funds and debentures	1,301,480	6,625	0.68%	1,218,904	7,707	0.85%

Other liabilities	9,795			10,081
Total liabilities	1,311,275			1,228,985

Stockholders’ equity	120,587			111,766

Total liabilities and stockholders’ equity	$1,431,862			$1,340,751

Net interest income		$43,018			$40,936

Net interest margin (tax equivalent)			4.36%			4.44%

(1)   Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.1 million and $1.1 million for the periods ended September 30, 2011 and September 30, 2010 respectively.

(2)   Average loans include non-accrual loans and are net of average deferred loan fees.

(3)   Average investment balances are presented at average amortized cost and include investment securities, FHLB stock and short-term investments.

Interest Income

Total interest income amounted to $49.6 million for the nine months ended September 30, 2011, an increase of $1.0 million, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $85.6 million, or 7%, in the average balance of interest earning assets, partially offset by a 23 basis point decline in the yield on interest earning assets due to higher balances held in lower yielding short-term investments and the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $46.9 million, an increase of $1.5 million, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $69.6 million, or 6%, compared to the prior period, while the average yield on loans declined 15 basis points over the same period and amounted to 5.40% for the nine months ended September 30, 2011.

Total investment income, which represents the remainder of interest income, amounted to $2.7 million for the nine months ended September 30, 2011, a decrease of $458 thousand, or 14%, compared to the prior period.  The decrease resulted primarily from the impact of a 74 basis point decrease in the average yield on investment securities, as investments that were sold, matured, or were called had higher yields than investment purchases during the period.  In addition, a higher percentage of average investment balances were held in lower yielding fed funds which contributed to the decrease in yield.  This decrease in interest income was partially offset by a $16.0 million, or 10%, increase in the average balances of investments over the comparable period.

Interest Expense

For the nine months ended September 30, 2011, total interest expense amounted to $6.6 million, a decrease of $1.1 million, or 14%, compared to the prior period.  The decrease resulted primarily from a 17 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period.  This decrease was partially offset by the expense associated with the $47.6 million, or 5%, increase in the average balance of interest bearing funding sources. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts amounted to $3.1 million for the nine months ended September 30, 2011, a decrease of $316 thousand, or 9%, over the same period in the prior year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 12 basis points to 0.53%, while the average balances increased $73.8 million, or 11%, compared to the prior period.  Average balance increases were noted primarily in money market accounts. Included in average interest checking, savings and money market balances were average brokered money markets balances of $20 thousand and $1.1 million for the periods ended September 30, 2011 and 2010 respectively.

Interest expense on total CDs (brokered and non-brokered) decreased $688 thousand, or 21%, compared to the prior period and amounted to $2.6 million for the nine months ended September 30, 2011.  The decrease primarily resulted from a decline of 34 basis points in the average cost of CDs, while average balances of CDs were relatively flat compared to the prior period. The Company did not have any brokered CD balances in the nine months ended September 30, 2011, while in the same period in 2010, the averaged brokered CD balances were $2.8 million.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings and repurchase agreements, amounted to $66 thousand, a decrease of $78 thousand, or 54%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of FHLB advances of approximately $26.5 million, or 83%, compared to the prior period. The average cost of these borrowed funds increased as the $26.5 million reduction in borrowed funds was in lower costing shorter term investments.

The interest expense and average rate on junior subordinated debentures remained the same at $883 thousand and 10.88% for both the nine months ended September 30, 2011 and September 30, 2010.

The average balance of non-interest bearing demand deposits, for the nine months ended September 30, 2011, increased $35.0 million, or 17%, as compared to the same period in 2010.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 18% and 17% of total average deposit balances for the nine months ended September 30, 2011 and 2010, respectively.

Provision for Loan Loss

The provision for loan losses increased $767 thousand compared to the same period last year and amounted to $4.0 million for the nine months ended September 30, 2011.  The provisions made to the allowance for loan losses are a function of growth and trends in asset quality, taking into consideration the level of loan growth,  adversely classified and specific reserves for impaired loans, the level of non-performing loans and net charge-offs.  For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Financial Condition —Credit Risk/Asset Quality” and “Allowance for Loan Losses” in this Item 2 above and “Risk Elements/Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2010 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2011 amounted to $9.1 million, an increase of $458 thousand, or 5%, as compared to the nine months ended September 30, 2010.  The significant changes are discussed below.

Investment advisory income increased $231 thousand, or 9%, for the year to date period ended September 30, 2011 over the same period in the prior year.  The increase in investment advisory income primarily relates to net asset growth, both from market appreciation and new business, achieved since the end of the comparable period in 2010.

Deposit service fees increased $267 thousand, or 9%, for the nine months ended September 30, 2011 as compared to the same period last year primarily in electronic transaction and overdraft fees.

Other income decreased $21 thousand, or 2%, primarily as a result of net gains on OREO sales in 2010, partially offset by an increase in rental income.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2011 amounted to $36.2 million, an increase of $2.1 million, or 6%, compared to the same period in 2010.  The significant changes are discussed below.

Salaries and employee benefits increased $1.5 million, or 7%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth initiatives including annual salary adjustments since the prior period.

Occupancy and equipment expenses increased $206 thousand, or 5%, primarily due to growth and expansion costs to support the Company’s strategic initiatives and expenses associated with the unusually high cost of snow removal in the first quarter of 2011.

Technology expenses increased $132 thousand, or 5%, over the comparable period in 2010, primarily due to growth and expansion costs to support the Company’s strategic initiatives.  The Company continually invests in technology initiatives to provide our customers with new product features, in addition to investments to maintain data security and improve overall efficiency.

For the nine months ended September 30, 2011, deposit insurance premiums decreased $329 thousand, or 24%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Advertising and public relations expenses decreased $41 thousand, or 2%, compared to the prior period.  The decrease was primarily due to the Bank’s community recognition event, which was held in the Spring of 2010 and is next planned to be held in November 2011, partially offset by higher community outreach costs in the first quarter of 2011.

Audit, legal, and other professional fees increased $128 thousand, or 15%, primarily due to an increase in consulting services.

Other operating expenses increased $494 thousand, or 19%, compared to the first nine months of 2010 due primarily to expenses related to foreclosed real estate, workout and delinquent loans, and branch security.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2011 and 2010 was $3.9 million and $4.0 million respectively.  The effective tax rate for the nine months ended September 30, 2011 and 2010 was 32.4% and 32.9%, respectively.

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

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  At September 30, 2011, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  Specifically, these components include fixed versus variable rate loans and investments on the asset side, and higher cost deposits and borrowings versus lower cost deposits on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2011) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II OTHER INFORMATION

Item 1 - Legal Proceedings

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company.  Management does not believe resolution of any present litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 1A — Risk Factors

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended,  during the three months ended September 30, 2011.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2011.

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

101

The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE: November 9, 2011	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)