Form 10-K
period 2011-12-31
ENTERPRISE BANCORP INC /MA/
filed 2012-03-15
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. 101,152,221 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 5, 2012, Common Stock - Par Value $01: 9,509,767 shares outstanding
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 1, 2012 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank which commenced banking operations in 1989, has five wholly owned subsidiaries which are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 for the purpose of engaging in insurance sales activities;

•	Enterprise Investment Services, LLC, organized in 2000 for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Financial Services" and;

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

Market Area

The Company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  With the February 2012 opening of the Pelham, New Hampshire branch, Enterprise has nineteen full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Methuen, Tewksbury, and Westford; and in the New Hampshire towns of Derry, Hudson, Pelham and Salem, which serve those cities and towns as well as the surrounding communities.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of attracting deposits from the general public and investing in commercial loans and investment securities.  Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and management, trust and insurance services.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state of the art delivery channels in order to target product lines to customer needs. These products and services are outlined below.

Lending Products

•	General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary residences, and secured and unsecured personal loans and lines of credit.  The Company does not have a “sub-prime” mortgage program. The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

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

The Executive Committee of the Company’s Board of Directors (the "Board") consists of five outside members of the Board and three executive officers who are also members of the Board, with several directors who are not on the committee rotating in on a regular basis.  The Executive Committee approves loan relationships exceeding certain prescribed dollar limits.  A Loan Committee, consisting of six outside members of the Board, and two executive officers who are also members of the Board, reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit related charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2011, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $27 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

•	Commercial Real Estate, Commercial and Industrial, and Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four family and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods of one to three years.  Commercial and industrial loans have average repayment periods of one to seven years.

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

Home equity loans are originated for one-to-four family residential properties with maximum combined loans to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years.

The Company originates home equity lines for one-to-four family residential properties with maximum combined loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate as published in The Wall Street Journal, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines for the first ten years of the lines are interest only payments. Generally at the end of ten years, the line is frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

•	Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers.

•	Credit Risk and Allowance for Loan Losses

Information regarding the Company’s credit risk and allowance for loan losses is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses,” contained in the section “Financial Condition,” and under the heading “Allowance for Loan Losses” which is contained in the “Critical Accounting Estimates” section of Item 7.

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, money market and business sweep accounts, and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest or reward points, savings accounts, money market accounts, individual retirement accounts (“IRA”) and term certificates of deposit (“CDs”). Terms on CDs typically range from one month to forty-eight months.

In addition to traditional in-house deposits, the Company also provides customers the ability to allocate money market deposits and CDs to networks of reciprocating Federal Deposit Insurance Corporation (the “FDIC”) insured banks. Money market deposits are placed into overnight deposits and CDs are placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance.  This allows the Company to offer full FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's balance sheet, however the network's reciprocal dollar deposits are carried as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

Enterprise may also utilize brokered term and overnight deposits from a number of available sources, as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from one to twelve months. The Company may also accept CDs and overnight brokered money market deposits, up to a predetermined amount, through a one-way settlements from the nationwide deposit networks discussed above. These non-reciprocal balances are carried in a sub-category labeled brokered deposits within total deposits.

Cash Management Services

In addition to the deposit products discussed above, business banking customers may take advantage of cash management services including remote deposit capture, ACH credit and debit origination, credit card processing, wholesale and retail lockbox deposit, escrow management, Interest on Lawyers Trust Accounts (or "IOLTA's"), NSF check recovery, coin and currency processing, check reconciliation, check payment fraud prevention, international and domestic wire transfers, corporate credit cards, payroll cards, and automated investment sweep of excess funds into FDIC insured money market and commercial checking accounts.

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

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their Bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Major on-line banking capabilities include the following: internal transfers; loan payments; bill payments; placement of stop payments; balance inquiries; access to images of checks paid; and access to prior period account statements.  On-line customers have the ability to enroll in business or personal mobile banking. Mobile banking retail customers have the ability to check current account balances, view recent transactions and transfer funds between accounts; commercial customers can additionally conduct ACH transactions and wire transfers through mobile banking.

On-line and mobile banking utilize multiple layers of authentication, including personal identification numbers, and one-time passwords that change with every login.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, “Enterprise Investment Advisors” and “Enterprise Financial Services.”

Investment advisory and management services includes customized investment management and trust services provided under the label “Enterprise Investment Advisors” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, endowments and retirement plans.

Enterprise Investment Advisors utilizes an open-architecture “manager of managers” approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients.  Since 2008, the Company has partnered with Fortigent Advisors, LLP ("Fortigent"), an investment research and due diligence firm, to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  Fortigent performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

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

Enterprise Financial Services provides brokerage and management services through a third party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor.

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

Investment Activities

The investment portfolio activities are an integral part of the overall asset-liability management program of the Company.  The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the

United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), and municipal securities (“Municipals”). The Company has not purchased sub-prime mortgage-backed securities.  The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost.  The Company may also invest in certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, registered mutual funds and unregistered funds, including private hedge funds, venture capital and private equity funds and “funds of funds” that may in turn invest in any of the foregoing. Since 2011, the Company has utilized an outside registered investment adviser to manage the municipal bond portfolio within prescribed guidelines set by management.  The Company’s internal investment policy also limits the categories within the investment portfolio and sets target sector ranges as a percentage of the total portfolio. The effect of changes in interest rates, market values and timing of principal payments are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit, money market, and money market mutual funds accounts and short-term U.S. Agency Discount Notes,) and overnight and term federal funds sold ("fed funds"). Short-term investments not carried as cash equivalents are classified as “other short-term investments.”

As of the balance sheet dates reflected in this annual report, all of the investment securities within the portfolio were classified as available for sale and carried at fair value,with the exception of restricted FHLB stock, which is carried on the balance sheet as a separate line item and is carried at cost. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”). This assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual securities or mutual funds exhibit fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity. In addition, management determines if it does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.  If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. In the case of fixed income securities which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a market price recovery or maturity, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit portion of the impairment charged to earnings.

Investment transaction summaries, portfolio allocations and projected cash flows are prepared quarterly and presented to the Asset-Liability Committee of the Company’s Board of Directors (“ALCO”) on a periodic basis.  ALCO is comprised of six outside directors and three executive officers who are also directors of the Company, with various management liaisons. In addition, several directors who are not on the committee rotate in to the committee on a regular basis. ALCO regularly reviews the composition and key risk characteristics of the Company’s investment portfolio, including effective duration, cash flow, market value at risk and asset class concentration.  Credit risk inherent in the portfolio is closely monitored by management and presented at least annually to ALCO.  ALCO also designates acceptable and unacceptable investment practices, approves the selection of securities dealers, and the Company’s ongoing investment strategy.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

Other Sources of Funds

As discussed above, deposit gathering has been the principal source of funds.  Asset growth in excess of deposits may be funded through the investment portfolio cash flow, or the following sources.

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) Discount Window, and borrowing arrangements with correspondent banks and repurchase agreements with customers.

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

The FRB Discount Window borrowing capacity is based on the pledge of qualifying collateral balances to the FRB.  At December 31, 2011, the collateral pledged for this FRB facility was comprised primarily of certain municipal securities from the investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

Pre-established overnight borrowing arrangements with large national and regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company.

The Company may also borrow funds from customers (generally commercial and municipal customers) by entering into agreements to sell and repurchase investment securities from the Company’s portfolio, with terms that may range from one week to six months. These repurchase agreements represent a cost competitive funding source.  Interest rates paid on these repurchase agreements are based on market conditions and the Company’s need for additional funds at the time of the transaction.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s ability to obtain funding and sustain liquidity.

Junior Subordinated Debentures

In March 2000, the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010, at a premium if called between 2010 and 2020 (to date, the Company has not called any portion of these trust preferred securities). The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debentures that mature in 2030 and are callable beginning in 2010 . The Company contributed $10.3 million of proceeds from the sale of these securities to the Bank in 2000.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries the $10.8 million of Junior Subordinated Debentures on the Company’s financial statements as a liability, along with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s financial statements.

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

The Company has remaining approximately $16 million in capacity to raise capital under a shelf registration of rights and common stock which expires in September 2012.  In the fourth quarter of 2009, in order to increase capital and position itself to take advantage of growth and market share opportunities, the Company raised $8.9 million in new capital through a combined Shareholder Subscription Rights Offering and Supplemental Community Offering, under a 2009 $25 million SEC shelf registration.  The Company contributed the net proceeds from these offerings ($8.8 million net of offering expenses) to the Bank.

Management believes that current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2011 and 2010, both the Company and the Bank qualified as “well capitalized” under applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC.

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

Employees

At December 31, 2011, the Company employed 347 full-time equivalent employees, including 138 officers.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

Enterprise Bank currently uses outside vendors to design, support and host its internet website.  The underlying structure of the site allows for the ongoing maintenance of the information to be performed by authorized Company personnel.  The site provides information on the Company and its products and services. Users have the ability to open various deposit accounts as well as the ability to submit mortgage loan applications online and, via a link, to access their on-line account and mobile banking services. The site also provides the access point to a variety of specified banking services and to various financial management tools.  In addition, the site includes the following major capabilities: career opportunities; an ATM/Branch Locator/Map; and investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower protection policy, as well as the charters of the Board of Directors’ Audit, Compensation and Personnel, and Corporate Governance/Nominating committees.

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

Competition

Enterprise faces strong competition to generate loans attract deposits, and to grow its insurance business and investment advisory assets.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions have one or more offices in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions provides them with certain cost and pricing advantages as compared to taxable institutions.  Competition for loans, investment advisory assets, insurance business and deposits also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and other non-bank delivery channels.  Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

Management believes that the Company has established a positive reputation within its market area as a dependable commercial-focused community bank.  Management is committed to differentiating the Company from the competition by providing a full range of diversified financial services and products with consistent and exceptional customer service, a highly-trained and dedicated staff of knowledgeable banking professionals, open and honest communication with clients, and a committed focus on active community involvement which has lead to a strong referral network with business and community leaders.

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

See also “Supervision and Regulation” below, and Item 1A, “Risk Factors,” and “Opportunities and Risks” included in the section entitled “Overview,” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further discussion on how new laws and regulations and other factors may affect the Company’s competitive position, growth and/or profitability.

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
Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).
As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Massachusetts Commissioner of Banks (the “Commissioner”) and, with respect to the Bank's New Hampshire branching operations, the New Hampshire Banking Department. As a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.
Recent Developments
The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes to the regulation of the financial services industry. Among other reforms, the Dodd-Frank Act includes provisions that are intended to accomplish the following objectives:

•
Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve System, the Consumer Financial Protection Bureau (the “CFPB”), with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Banking institutions with total assets of $10.0 billion or less, such as the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.

•
Apply consolidated capital requirements to bank holding companies and financial holding companies that are no less stringent than those currently applied to depository institutions. Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.

•
Require the federal banking agencies to make their capital requirements for banks and bank holding companies countercyclical, so that the minimum amount of required capital increases in times of economic expansion and decreases in times of economic contraction.

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to the amount of consolidated assets less tangible capital, eliminate the ceiling on the size of the FDIC's Deposit Insurance Fund (“DIF”) and increase the floor of the size of the DIF.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until

December 31, 2012 for non-interest bearing demand transaction accounts and IOLTA's at all insured depository institutions, and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000.

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

•	Increase the Federal Reserve Board's examination authority with respect to bank holding companies' non-banking subsidiaries.

•
Significantly increases the regulation of mortgage lending and servicing by banks and nonbanks.  In particular, requires mortgage originators to act in the best interests of a consumer and seeks to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; mandates comprehensive additional residential mortgage loan related disclosures; requires mortgage loan securitizers to retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

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
Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Massachusetts Board of Bank Incorporation.
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
The Change in Bank Control Act of 1978, as amended (the “Change in Bank Control Act”), and the related regulations of the Federal Reserve Board require any person or groups of persons acting in concert (except for companies required to make application under the Bank Holding Company Act), to file a written notice with the Federal Reserve Board or, acting under delegated authority, the appropriate Federal Reserve Bank, before the person or group acquires control of the Company. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank. A rebuttable presumption of control arises under the Change in Bank Control Act where a person or group controls 10% or more, but less than 25%, of a class of the voting stock of a company or insured bank which is a reporting company under the Securities Exchange Act of 1934, as amended, such as the Company, or such ownership interest is greater than the ownership interest held by any other person or group.
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
A bank holding company may also elect to become a “financial holding company,” by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complimentary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the “Community Reinvestment Act”), such as being “well-capitalized” and “well-managed,” and must have a Community Reinvestment Act rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.
Under the Federal Reserve Board's “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve Board has not yet adopted regulations to implement this requirement.
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
Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. There is an exception for bank holding companies that are well-managed, well-capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.
The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Bank Regulation
The Bank is subject to the supervision and regulation of the Commissioner and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
The FDIC and the Commissioner may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If as a result of an examination, the Commissioner or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Commissioner and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:

•	Requiring the Bank to take affirmative action to correct any conditions resulting from any violation or practice;

•
Directing the Bank to increase capital and maintain higher specific minimum capital ratios, which may preclude the Bank from being deemed to be well capitalized and restrict its ability to engage in various activities;

•	Restricting the Bank's growth geographically, by products and services, or by mergers and acquisitions;

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

 Capital Requirements
The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. In addition to such risk adjusted capital requirements, banking organizations are also required to maintain an additional minimum “leverage” capital ratio, which is calculated on the basis of average total assets without any adjustment for risk being made to the value of the assets. Qualifying capital is classified depending on the type of capital as follows:

•
“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital provided that the bank holding company has total assets of less than $15.0 billion and such trust preferred securities were issued before May 19, 2010;

•	“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses; and

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2011, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well-capitalized” under applicable Federal Reserve Board and FDIC capital rules.
Pursuant to federal regulations, banks and bank holding companies must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case the affected institution may no longer be deemed well capitalized and may be subject to restrictions on various activities, including a bank's ability to accept or renew brokered deposits.
The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply.
In 2008 a revised international accord, referred to as Basel II, became mandatory for large internationally active banking organizations or “core” banks, defined as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more, and emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. Basel II did not apply to, and was not adopted by, the Company or the Bank.
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
Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company's aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company in other ways. These include possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve Board may impose restrictions on the ability of the bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank. At each successive lower capital category, an insured bank may be subject to increased operating restrictions by its primary federal banking regulator.

Branching
Massachusetts law provides that a Massachusetts banking company can establish a branch anywhere in Massachusetts provided that the branch is approved in advance by the Commissioner and the FDIC, who consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Bank also may establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state, which also requires the approval of the Commissioner, the FDIC and potentially the state banking authority into which the Bank intends to branch.

Deposit Insurance
The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors also issued a final rule to implement a requirement under the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA's from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to each depositor under the FDIC's general deposit insurance rules.
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
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, the Bank may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse affect on the Company's earnings. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2017 and 2019.
In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base. The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC's reserve ratio equals 1.15% of total estimated insured deposits. Once the FDIC's reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points. The Bank's deposit insurance expense decreased as a result of the changes to the Bank's deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.

The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”), which was adopted in October 2008 to strengthen public confidence and encourage liquidity in the nation's banking system: the Transaction Account Guarantee Program (“TAGP”) (to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2010) and the Debt Guarantee Program (to guarantee certain unsecured debt of financial institutions and their holding companies through the earlier of the maturity date of the debt or June 30, 2012). The Bank was a participant in the TAGP, which expired on December 31, 2010, and continues to provide temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA's pursuant to the Dodd-Frank Act requirement referred to above. The Bank also applied for, and was approved for participation in the Debt Guarantee Program, which expired on October 31, 2009, although neither the Company nor the Bank issued any guaranteed debt at any time under the program. The Dodd-Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the Debt Guarantee Program; however, the FDIC and the Federal Reserve must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury must approve the terms of the guarantee program.

Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Company and the Bank. Under Massachusetts law, the Company is generally prohibited from paying a dividend or making any other distribution if, after making such distribution, it would be unable to pay its debts as they become due in the usual course of business, or if its total assets would be less than the sum of its total liabilities plus the amount that would be needed if it were dissolved at the time of the distribution, to satisfy any preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is made. The Federal Reserve Board also has further authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that, (1) the company's net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries.
Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Generally, so long as the Bank remains adequately capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year to date plus retained net income for the two preceding years. However, if the Bank's capital becomes impaired or the FDIC or Commissioner otherwise determines that the Bank is in need of more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.
Community Reinvestment Act
The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC is to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a rating of “satisfactory” on its most recent Community Reinvestment Act examination.
Restrictions on Transactions with Affiliates and Loans to Insiders
The Bank is subject to the provisions of Section 23A of the Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank.
These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	assets that may be purchased from affiliates, except for real and personal property exempted by the Federal

Reserve;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the guarantee, acceptance or letter of credit issued on behalf of an affiliate.
The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the purchase or acquisition of low-quality assets from affiliates. The Dodd-Frank Act expanded the scope of Section 23A, and going forward, will include investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.
The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
Under both Massachusetts and federal law, the Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions (which are also covered by the expansion of Section 23A). The Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to an executive officer, director, or principal shareholder (or any related interest of such a person) unless the transaction is on market terms, and, if the transaction exceeds 10% of the institution's capital, it is approved in advance by a majority of the disinterested directors.
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Other Operations and Consumer Compliance Laws
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

The Company’s Profitability Depends Significantly on Economic Conditions in the Company’s Primary Market Areas
The Company’s success depends principally on the general economic conditions of the primary market areas in which the Company operates.  The local economic conditions in these regions have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could further weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways.  Potential adverse effects on the Company could include: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

In addition to the consequences of a weakening economic environment, any significant and sustained decline in general economic conditions caused by national or global political situations, acts of terrorism, an outbreak of hostilities or other international or domestic occurrences, market interest rate changes, or other factors, could also impact local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Lending Risk
There are inherent risks associated with the Company’s lending activities.  These risks include, among other things, the impact of changes in the economic conditions in the market areas in which the Company operates and changes in interest rates.  Weakening of economic conditions within the Company’s market area or increases in interest rates could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. In addition, the Company may be impacted by the following risk associated with its lending activities:

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and are also of typically larger balances. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Need to Increase the Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management.  While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Allowance for Loan Losses,” which is contained in the “Critical Accounting Estimates” section and under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses,” included in the section entitled “Financial Condition,” for further information regarding the process by which the Company determines the appropriate level of its allowance for loan losses.

Increases in the Company's Nonperforming Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future
Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's results of operations.

The Company's Use of Appraisals in Deciding Whether to Make a Loan Secured by Real Property Does Not Ensure the Value of the Real Property Collateral
In considering whether to make a loan secured by real property, the Company generally requires an independent appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Owning Real Estate or Collateral
The cost of cleaning up or paying damages and penalties associated with environmental problems could increase the Company's operating expenses. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also owns and lease premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower's operations if the Company takes a role in managing those operations after a default.

Sale of Loans in the Secondary Market is Impacted by Government Regulations
The Company sells residential mortgage loans in the secondary mortgage market.  Potential changes to this market resulting from any possible government restrictions on, or restructuring of, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or from any new regulations in this area could impact the Company’s ability to generate and/or sell these loans.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the headings “Loans” and “Credit Risk/Asset Quality” included in the section entitled “Financial Condition,” for further information regarding the Company’s commercial loan portfolio and credit risk.

The Company’s Investment Portfolio Could Incur Losses
There are inherent risks associated with the Company’s investment activities.  These risks include the impact of changes in interest rates, weakness in the real estate or other industries, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality or government agency whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company's borrowing relationship from the FHLB. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company.

Although recent financial results of the FHLB have continued to improve in 2011, if further deterioration in the FHLB financial condition or capital levels occurs, the Company's investment in FHLB capital stock may become other than temporarily impaired to some degree.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Securities,” which is contained in the “Critical Accounting Estimates” section, and under the headings “Investment” and "Federal Home Loan Bank Stock," included in the section entitled “Financial Condition,” for further information regarding the process by which the Company determines the level of other-than-temporary impairment. See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company's Liquidity.”

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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Goodwill,” which is contained in the “Critical Accounting Estimates” section, for further information regarding the process by which the Company determines whether  an impairment of goodwill has occurred.

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

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussions related to the Company’s management of interest rate risk.

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity
The Company’s external funding sources include borrowing capacity at the FHLB and FRB, capacity in the brokered deposit markets, and through other borrowing arrangements with correspondent banks, as well as accessing the public equity market through offerings of the Company’s stock. The Company has in the past also raised funds through the issuance of trust preferred securities, which was a common means of raising capital and providing liquidity previously used by many large and small banking organizations.  If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated (as has occurred in the case of trust preferred securities) the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” which is included in the section entitled “Financial Condition, ”for further information regarding the Company’s sources of contingent Liquidity.

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

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” which is included in the section entitled “Financial Condition,”for further information regarding the Company’s sources of contingent liquidity.

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements may subject the Company and/or the Bank to various enforcement actions including restrictions on the ability to open new branches.  If the Company’s capital levels decline and the Company is unable to raise additional capital to offset that decline, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital level could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company's failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, the Company's ability to grow, the Company's costs of funds and FDIC insurance costs, the Company's ability to pay dividends on common shares, the Company's ability to make acquisitions, and the Company's business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted, and the interest rates that it pays may be restricted. At December 31, 2011, both the Company and the Bank were considered “well capitalized.”

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business”, for additional information regarding regulatory capital requirements for the Company and the Bank.

The Trust Wealth Management Fees the Company Receives May Decrease as a Result of Poor Investment Performance, in Either Relative or Absolute Terms, Which Could Decrease Our Revenues and Net Earnings.
Enterprise Investment Advisors and Enterprise Financial Services derives its revenues primarily from investment management fees based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past performance, in either relative or absolute terms, market and various economic conditions, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management caused by a decline in general economic conditions would decrease our wealth management fee income.
Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

•	existing clients may withdraw funds from our wealth management business in favor of better performing products;
•asset-based management fees could decline from a decrease in assets under management;
•our ability to attract funds from existing and new clients might diminish; and
•our wealth managers and investment advisors may depart, to join a competitor or otherwise.
Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our trust and wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings.

Certain of Our Investment Advisory and Wealth Management Contracts are Subject to Termination on Short Notice
Certain of our investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance.

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

Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of new and existing statutes, regulations or policies, or new laws, regulation or accounting rules aimed at addressing the perceived causes of the recent financial crisis, could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

The CFPB has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The potential reach of the CFPB's broad new rulemaking powers and UDAAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.
The Bank is subject to federal and state and fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.
See the section entitled “Supervision and Regulation” contained in Item 1, “Business”, for additional information regarding the supervisory and regulatory issues facing the Company.

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, and other financial intermediaries and non-bank electronic delivery channels. Additionally, some of these competitors are not subject to the same degree of regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully with other financial institutions serving the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

See the section entitled “Competition” contained in Item 1, “Business, ”for additional information regarding the competitive issues facing the Company.

Controls and Procedures Could Fail or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, disclosure controls and procedures, corporate governance policies and procedures and security controls, including information and physical security, to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview,” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s operational risk management.

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

Information Systems Could Experience an Interruption or Breach in Security
The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s communication or information systems could disrupt the Company’s ability to conduct business and process transactions for an indeterminable length of time.

The Company also relies on independent firms to provide key services necessary to conducting its business.  These services include, but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments; and loan underwriting and review services.  As such, these independent firms may have access to customers' personal information. The occurrence of any failures, interruptions or security breaches of the independent firms’ systems or in their delivery of services, could also impact the Company's ability to conduct business and process transactions.

Additionally, any failure or breach of customers’ home, business or mobile information system could also possibly impact the integrity of the Company’s information systems.

Any breakdown in the integrity of these information systems, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview, ”which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s information security and technology practices and the Company’s Business Continuity Plan.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel, facilities, information systems and third party service providers to conduct its business.  A material loss of people, core operating facilities, access to information systems,or key service providers could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” included in the section entitled “Overview,” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s Business Continuity Plan.

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

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability
The Company may in the future explore growth opportunities through acquisition of other banks, financial services companies or lines of business.  These activities would involve a number of risks, including, but not limited to: the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a targeted institution; the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on the Company's results of operations; and the risk of loss of key employees and customers.

Any future acquisition could adversely affect the Company’s profitability based on management’s ability to successfully complete the acquisition and integration of the acquired business.

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Shareholders’ Value
The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business.  Any negative publicity, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation.   Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s financial condition, results of operations and the market price of the Company’s common stock.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers as a group beneficially own approximately 29% of the Company’s outstanding common stock as of December 31, 2011. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

The Company Relies on Dividends from the Bank for Substantially All of its Revenue
The Company is a separate and distinct legal entity from the Bank.  It receives substantially all of its revenue from dividends paid by the Bank.  These dividends are the principal source of funds used to pay dividends on the Company’s common stock and interest and principal on the Company’s subordinated debt.  Various federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company.  If the Bank is unable to pay dividends to the Company, then the Company will be unable to service debt, pay obligations or pay dividends on the Company’s common stock.  The Bank’s inability to pay dividends could have a material adverse effect on the Company’s business, financial condition, results of operations and the market price of the Company’s common stock.

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

The Company conducts its business from its main office and operational support and lending offices in Lowell, Massachusetts.  As of December 31, 2011, the Company had eighteen full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  The Company is obligated under various non-cancelable operating leases, most of which provide for periodic adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The following table sets forth general information related to facilities owned or used by the Company as of December 31, 2011. All locations are in Massachusetts unless otherwise noted.

BRANCH LOCATION	OWNED OR LEASED
Acton
340 Great Road	Leased
Andover
8 High Street	Leased
Billerica
674 Boston Road	Owned
Chelmsford
20 Drum Hill Road	Owned
185 Littleton Road	Owned
Derry, NH
47 Crystal Avenue	Leased
Dracut
1168 Lakeview Avenue	Leased
Fitchburg
420 John Fitch Highway	Leased
Hudson, NH
45 Lowell Road	Owned
Leominster
4 Central Street (1)	Leased
Lowell
430 Gorham Street	Leased
222 Merrimack Street (Main Office)	Leased
Methuen
255 Broadway Street	Owned
North Billerica
223 Boston Road	Owned
Pelham, NH (opened for business February 2012)
139 Bridge Street	Leased
Salem, NH
130 Main Street	Leased
Tewksbury
910 Andover Street	Leased
1120 Main Street	Leased
Westford
237 Littleton Road	Owned

OPERATION/LENDING OFFICES
Lowell
170 Merrimack/19 Palmer Street	Owned
222 Merrimack Street	Leased
_____________________

(1)
The Company has the option to purchase this facility at any time during any extended term at the price of $550 thousand as adjusted for increases in the producer’s price index.  The Company’s last five-year extended-term option ends in September 2020.

See note 6, “Premises and Equipment” and note 16, “Related Party Transactions” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s lease obligations listed above.

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

Item 4.	Mine Safety Disclosures
Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

The Company’s shares trade on the NASDAQ Global Market under the trading symbol “EBTC”.

The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2011
4th Quarter	615,223	$14.95	$11.60
3rd Quarter	748,588	17.75	11.81
2nd Quarter	1,466,677	19.83	14.26
1st Quarter	192,516	15.45	13.31

2010
4th Quarter	309,114	$13.75	$10.75
3rd Quarter	254,340	11.50	10.12
2nd Quarter	1,156,222	13.05	10.03
1st Quarter	390,480	13.80	10.00

As of March 5, 2012, there were 951 registered shareholders of the Company’s common stock and 9,509,767 shares of the Company’s common stock outstanding.

Dividends

In 2011, quarterly dividends of $0.105 per share were paid to the Company's stockholders in March, June, September and December.  Total 2011 dividends of $0.42 per share represented an increase of 5.0% compared to total dividends of $0.40 also paid to the Company's stockholders on a quarterly basis in 2010.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Stockholders utilized the DRP to reinvest $1.3 million, of the $3.9 million total dividends paid by the Company in 2011, into 84,760 shares of the Company’s common stock.

On January 17, 2012, the Company announced a quarterly dividend of $0.11 per share, paid on March 1, 2012 to stockholders of record as of February 9, 2012. On an annualized basis, this quarterly dividend represents a 4.8% increase over the 2011 dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to the Company’s Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 1998 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	628,318	$13.95	206,610

Equity compensation plans not approved by security holders	—	—	—

TOTAL	628,318	$13.95	206,610

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2011 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poors 500 Index, and (iii) the SNL Bank $1B to $5B index.

Total Return Performance
125
100
75
50
25
Index Value
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Enterprise Bancorp, Inc.
S&P 500 Index
SNL Bank $1B - $5B Index

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Enterprise Bancorp, Inc.	100.00	80.28	73.89	74.04	95.27	102.94
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
SNL Bank $1B - $5B Index	100.00	72.84	60.42	43.31	49.09	44.77

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2011.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal year ended December 31, 2011.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009	2008	2007
EARNINGS DATA
Net interest income	$58,326	$54,971	$48,446	$42,195	$40,679
Provision for loan losses	5,197	5,137	4,846	2,505	1,000
Net interest income after provision for loan losses	53,129	49,834	43,600	39,690	39,679
Non-interest income	11,276	10,694	9,582	9,488	8,453
Other than temporary impairment on investment securities	(3)	(8)	(797)	(3,702)	—
Net gains on sales of investment securities	791	875	1,487	305	1,655
Non-interest expense	49,088	45,681	42,708	37,884	34,844
Income before income taxes	16,105	15,714	11,164	7,897	14,943
Provision for income taxes	5,161	5,074	3,218	2,349	5,045
Net income	$10,944	$10,640	$7,946	$5,548	$9,898

COMMON SHARE DATA
Basic earnings per share	$1.16	$1.15	$0.96	$0.70	$1.27
Diluted earnings per share	1.16	1.15	0.96	0.69	1.25
Book value per share at year end	13.45	12.56	11.84	11.35	11.00
Dividends paid per share	$0.42	$0.40	$0.38	$0.36	$0.32
Basic weighted average shares outstanding	9,401,714	9,216,524	8,268,502	7,973,527	7,819,160
Diluted weighted average shares outstanding	9,445,725	9,221,257	8,279,126	8,005,535	7,913,006

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,489,163	$1,397,321	$1,304,001	$1,180,477	$1,057,666
Loans serviced for others	67,367	63,807	53,659	28,341	20,826
Investment assets under management	505,163	493,078	433,043	439,711	573,608
Total assets under management	$2,061,693	$1,954,206	$1,790,703	$1,648,529	$1,652,100

Total loans	$1,250,489	$1,143,346	$1,082,830	$948,641	$833,819
Allowance for loan losses	23,160	19,415	18,218	15,269	13,545
Investment securities	140,405	142,060	134,369	154,633	141,622
Interest-bearing deposits and fed funds	8,900	28,711	6,835	3,946	7,791
Deposits	1,333,158	1,244,071	1,144,948	947,903	868,786
Borrowed funds	4,494	15,541	24,876	121,250	81,429
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	127,448	116,673	107,664	91,104	87,012

RATIOS
Return on average total assets	0.75%	0.78%	0.64%	0.51%	0.99%
Return on average stockholders’ equity	8.98%	9.42%	8.30%	6.26%	12.11%
Allowance for loan losses to total loans	1.85%	1.70%	1.68%	1.61%	1.62%
Stockholders’ equity to total assets	8.56%	8.35%	8.26%	7.72%	8.23%
Dividend payout ratio	36.21%	34.78%	39.58%	51.43%	25.20%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in Item 8, the information contained in the description of the Company’s business in Item 1 and other financial and statistical information contained in this annual report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the recently enacted Dodd-Frank Act and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Critical Accounting Estimates

The Company’s significant accounting policies are described in note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements contained in Item 8.  In applying these accounting policies, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. The three most significant areas in which management applies critical assumptions and estimates include the areas described further below.

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

Management’s assessment of the adequacy of the allowance for loan losses is contained under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses,” which are contained in the “Financial Condition” section of this Item 7.

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

Should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities are recognized through a charge to earnings. Other than temporary impairment on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in fair value.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2011 that were deemed other than temporarily impaired.

Management’s assessment of impairment of the unrealized losses in the investment portfolio is contained in Note 2, "Investments,” to the consolidated financial statements in Item 8 below.

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

The annual impairment test begins with a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the operating unit level.  If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not more likely than not that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2011.

If the Company's qualitative assessment concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

Overview

Enterprise reported strong annual 2011 earnings results and numerous accomplishments for the year ended December 31, 2011.  Net income amounted to $10.9 million, or $1.16 on a diluted earnings per share basis, for the year ended December 31, 2011, compared to $10.6 million, or $1.15, respectively, for the year ended December 31, 2010.  The 3% increase in net income for the year ended December 31, 2011, when compared to the prior year, was primarily attributed to growth in loans, resulting in an increase in net interest income. The Company's growth also contributed to increases in non-interest income and the level of operating expenses in the year ended December 31, 2011.

In 2011, we increased our loans outstanding by $107.1 million, or 9%, versus December 31, 2010. Our 2011 loan growth represents a 77% increase from the $60.5 million in loan growth in 2010. Deposits, excluding brokered deposits, have increased $89.2 million, or 7%, since December 31, 2010. Total assets under management exceeded $2 billion in 2011. We believe this robust organic growth reflects our success in serving our market area, our commitment to our communities, and is the key driver of our strong earnings results.

Our focus remains on continued organic growth and expansion, while continuing to provide for our future by investing in our branch network, technology, progressive and technological product capabilities, and most importantly, in our people. In February 2012, Enterprise increased its geographic footprint by opening its 19th branch in Pelham, NH, our fourth location in Southern New Hampshire.

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

Net interest income increased $3.4 million, or 6%, for the year ended December 31, 2011 and amounted to $58.3 million. Net interest income for the quarter ended December 31, 2011 amounted to $15.3 million, an increase of $1.3 million, or 9%, compared to the December 2010 quarter. The increases in net interest income over the comparable 2010 periods were due primarily to loan growth. Average loan balances for the year ended and three months ended December 31, 2011 increased $79.8 million and $109.9 million, respectively, compared to the same periods in 2010. Net interest margin was 4.37% for the year ended December 31, 2011 compared to 4.41% for the year ended December 31, 2010. Tax equivalent net interest margin was 4.39% for the quarter ended December 31, 2011 compared to 4.33% for the quarter ended September 30, 2011, and 4.31% for the quarter ended December 31, 2010.

For the years ended December 31, 2011 and 2010, the provision for loan losses amounted to $5.2 million and $5.1 million, respectively. The provision for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth during 2011 was $107.1 million compared to $60.5 million during the same period in 2010. The balance of the allowance for loan losses allocated to impaired loans amounted to $4.4 million at December 31, 2011, compared to $2.7 million at December 31, 2010. Total non-performing assets as a percentage of total assets were 1.83% at December 31, 2011, compared to 1.51% at December 31, 2010. For the year ended December 31, 2011, the Company recorded net charge-offs of $1.5 million, compared to net charge-offs of $3.9 million for the prior year. Net charge-offs as a percentage of average loans for the year ended December 31, 2011 amounted to 0.12% compared to 0.36% for 2010. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves, and believes that current loan quality statistics are a function of the ongoing effects of the recent economic environment. The allowance for loan losses to total loans ratio was 1.85% at December 31, 2011, compared to 1.70% at December 31, 2010.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk/Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the year ended December 31, 2011 amounted to $12.1 million, an increase of $503 thousand, or 4%, compared to 2010. This increase primarily resulted from increases in investment advisory fees and deposit fee income, partially offset by a decrease in net gains on securities sales.

For the year ended December 31, 2011, non-interest expense amounted to $49.1 million, an increase of $3.4 million, or 7%, compared to the prior year. This increase resulted primarily from the Company's strategic growth initiatives, partially offset by reductions in the current period in FDIC insurance expense and fair value adjustment of other real estate owned ("OREO"). Increases in Other Operating Expenses of $738 thousand for year-end period included increases in foreclosed real estate costs, workout and delinquent loan expenses, and security expenses.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, brokered deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and paydowns on loans and investment securities. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.49 billion at December 31, 2011, an increase of 7% since December 31, 2010. The core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased 9% since December 31, 2010 and amounted to $1.25 billion, or 84% of total assets. Commercial loans amounted to $1.08 billion, or 86% of gross loans at December 31, 2011.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $140.4 million at December 31, 2011, or 9% of total assets.  The carrying value of the portfolio is relatively flat since December 31, 2010.

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

At December 31, 2011, total deposits, excluding brokered deposits, amounted to $1.33 billion, representing, an increase of $89.2 million, or 7%, over December 31, 2010 balances. At December 31, 2011, non-interest bearing checking account balances increased $78.8 million, or 34%, compared to balances at December 31, 2010, while money market account balances increased $17.5 million, or 4% over this same period. The deposit growth is primarily attributed to our focused sales and marketing efforts to attract relationship customers seeking an alternative to the larger regional and national banks, mutual funds and other investment alternatives, as well as the general inflow of funds into the deposit marketplace.   The Company had no brokered deposits as December 31, 2011 and amounts were minimal at December 31, 2010.

Wholesale funding amounted to $4.5 million at December 31, 2011, compared to $15.6 million at December 31, 2010.  Wholesale funding was primarily comprised of borrowed funds in both periods. The declines in wholesale funding were achieved due to the strong deposit growth during the period.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition.  Notwithstanding the competition discussed above under the heading "Competition," in Item 1, "Business", management believes that customers continue to migrate from larger, national and regional banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s product offerings, its customer service culture, and its investments in the communities we serve, as key elements in positioning Enterprise to take advantage of these market opportunities created by the current challenging banking landscape and recent industry consolidation within the local market.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  Management believes that the Company has built a reputation within its market area based on consistently superior customer service and supporting the local communities, differentiating itself through its people, who act as trusted advisors to clients, and uphold the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and the latest technology, delivered by experienced local banking professionals, who possess strong technical skills, an in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.

The Company seeks to increase deposit share, in both existing and new markets, through continuous reviews of deposit product offerings and delivery options targeted to customer needs, with targeted marketing strategies, together with carefully planned expansion into neighboring markets and new branch development. In the past two years, the Company has enhanced its branch network with the opening of the Hudson, New Hampshire office, the relocation of the Derry, New Hampshire branch to a larger facility, and has made strategic investments in renovations and improvements to existing branch locations. In addition, in February 2012, we opened our newest branch in Pelham, New Hampshire, our fourth location in Southern New Hampshire.

During this time, the Company has also made significant investments in its operations centers and business continuity planning. The Company continues to renovate and gain more space for back office operations at its headquarters and operations center in Lowell, Massachusetts, and recently installed a backup power generator at this location, and has completed construction of an off-site secondary data center which will provide backup processing capabilities for all locations.
Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-three year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic product delivery, branch expansion and ongoing updates and renovations of existing branches and operations facilities.  The current industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge and who compliment the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive landscape facing the Company and the Bank.

A possible deterioration of the current economic environment could weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2011, both the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital could impact those regulatory capital designations.  Moreover, the revisions to international capital standards contained in the so-called Basel III accords could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.

For additional information regarding the capital levels and capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2011, see the sections entitled “Capital Resources” and “Capital Requirements” contained in Item 1 “Business” and note 12 “Stockholders’ Equity”, to the consolidated financial statements, contained in Item 8.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry. Although several significant aspects of the Dodd-Frank Act expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

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

Over the past several years, the Company's deposit insurance premium expense has fluctuated based on changes made by the federal government in an effort to restore the DIF. Additionally, certain provisions of the Dodd-Frank Act have the potential of impacting FDIC deposit insurance rates and methodology. The long-term effects that the new legislation and the FDIC’s future efforts to restore the DIF will have on the Company's deposit insurance premium expense remain unclear at this time.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, third-party vendor management and business continuity.

The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and network devices. The Company has implemented layered security approaches for all delivery channels that allow employees, customers, or vendors access to the Company's information and technology systems. This strategy includes internal and third party risk assessments, due diligence on vendors, and project and change management practices. These standards are designed to provide risk based oversight, coordinate and communicate ideas, and to prioritize and manage technology projects in a manner consistent with corporate objectives.

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

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.   The Company is responsible for ensuring that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  The Company has a third-party vendor management program in order to identify and control the risks arising from conducting activities through third party relationships.  These risks may include, among other things, operational risk and the failure to deliver a particular product or service, non-compliance with applicable laws and regulations, loss of non-public personal information, vendor business decisions that are inconsistent with the Company’s strategic goals, or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers.

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

Financial Condition

Total assets increased $91.8 million, or 7%, over the prior year, amounting to $1.49 billion at December 31, 2011.  The increase was primarily attributable to an increase in loan growth. The balance sheet composition and changes since the prior year are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash and due from banks, interest-earning deposits (deposit, money market, and money market mutual funds accounts) and fed funds. As of December 31, 2011, cash and cash equivalents amounted to 3% of total assets, compared to 4% of total assets, at December 31, 2010. Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of deposit, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2011, the fair value of the investment portfolio decreased $1.7 million, or 1% compared to December 31, 2010.  At December 31, 2011 and 2010, all investments were classified as available for sale and were carried at fair market value.

The investment portfolio represented 9% of total assets at December 31, 2011 and 10% of total assets at December 31, 2010.  Fixed income investments comprised the majority of the fair value of the portfolio and represented 95% of total investments at December 31, 2011 and 97% at December 31, 2010.

The following table summarizes investments at the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010	2009
Federal agency obligations(1)	$40,397	$40,940	$25,631
Federal agency mortgage backed securities (MBS)(1)	39,688	42,525	39,737
Non-agency CMO	—	2,439	3,445
Municipal securities	51,209	51,589	60,592
Certificates of Deposits (2)	2,147	—	—
Fixed income securities	133,441	137,493	129,405

Equity investments	6,964	4,567	4,964
Total available for sale investments at fair value	$140,405	$142,060	$134,369
 ________________________
(1)     These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.
(2)    CDs represent bank issued term deposits that trade in the open market.

Included in the federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $21.8 million, $26.0 million and $24.9 million, at December 31, 2011, 2010 and 2009, respectively.

During 2011, the Company recognized net gains amounting to $791 thousand, on the sales of $10.6 million of investments, and impairment charges on a previously impaired equity investment of $3 thousand. Principal paydowns, calls and maturities on fixed income securities totaled $55.7 million during 2011.  These portfolio cash inflows were utilized to purchase $63.1 million of investments during 2011.

As of December 31, 2011, the net unrealized gains in the investment portfolio were $5.0 million compared to the net unrealized gains of $3.1 million at December 31, 2010.  The unrealized gains at December 31, 2011 consisted of net unrealized gains on fixed income investments of $4.4 million (comprised of unrealized gains of $4.4 million and unrealized losses of $10 thousand), net unrealized gains on equity securities of $559 thousand (comprised of unrealized gains of $804 thousand and unrealized losses of $245 thousand)

Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment. During 2011, the Company recorded fair market value impairment charges of $3 thousand on a previously impaired investment contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period. During 2011, the Company sold $388 thousand of previously impaired equity funds and recognized gains of $207 thousand.  See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for other than temporary impairment.

See also Note 2, "Investments” and Note 13 "Fair Value Measurements" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s unrealized gains and losses, other than temporary impairment review and investments pledged as collateral, as well as the Company's fair value measures for available-for sale investments.

The contractual maturity distribution at amortized cost, as of December 31, 2011, of the fixed income securities above, excluding CDs which mature in less than a year, with the weighted average yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Federal Agency Obligations	$5,014	0.53%	$35,192	0.97%	$—	—	$—	—
MBS/CMO’s	—	—	159	1.85%	14,443	2.87%	23,672	3.52%
Municipals(1)	3,909	4.14%	12,240	3.07%	20,115	4.51%	12,130	6.30%
	$8,923	2.11%	$47,591	1.51%	$34,558	3.82%	$35,802	4.46%
 _____________________

(1)	Municipal security yields and total yields are shown on a tax equivalent basis.

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO’s are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the municipal and federal agency obligations categories are $37.8 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if called.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. In February 2009, the FHLB began implementing a number of measures in order to strengthen its financial position and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs. However, in the first quarter of 2011, the FHLB announced the reinstitution of quarterly dividends on capital stock balances based on improved profitability and capital levels. The FHLB cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider their plan to continue to declare modest cash dividends. The FHLB continues to take steps to protect members' capital and improve its profitability, including amendments to its capital plan and a joint capital enhancement agreement with the other eleven FHLBs, and continued their moratorium on excess capital stock repurchases through December 31, 2011. Although recent financial results of the FHLB have improved, and, in February 2012 the FHLB announced plans for a one-time capital stock repurchase, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At December 31, 2011, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management's ongoing review, the Company has not recorded any other than temporarily impairment charges on this investment to date. Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs.

Loans

Total loans increased $107.1 million, or 9%, and amounted to 84% of total assets at December 31, 2011, compared with 82% of total assets at December 31, 2010.  The Company attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Comm’l real estate	$650,697	51.9%	$595,075	52.0%	$553,768	51.1%	$472,279	49.7%	$406,410	48.7%
Comm’l & industrial	310,706	24.8%	274,829	24.0%	263,151	24.3%	231,815	24.4%	188,866	22.6%
Comm’l construction	117,398	9.4%	111,681	9.7%	107,467	9.9%	98,365	10.4%	112,671	13.5%
Total Commercial	1,078,801	86.1%	981,585	85.7%	924,386	85.3%	802,459	84.5%	707,947	84.8%
Resid mortgages	83,368	6.7%	79,521	7.0%	80,808	7.4%	72,750	7.6%	63,452	7.6%
Resid construction	2,943	0.2%	2,874	0.2%	6,260	0.6%	6,375	0.7%	4,120	0.5%
Home equity loans and lines of credit	77,135	6.2%	70,147	6.1%	68,392	6.3%	61,632	6.5%	54,773	6.6%
Consumer	4,570	0.4%	4,228	0.4%	3,824	0.4%	4,857	0.5%	4,493	0.5%
Loans held for sale	5,061	0.4%	6,408	0.6%	378	—%	1,596	0.2%	268	—%
Gross loans	1,251,878	100.0%	1,144,763	100.0%	1,084,048	100.0%	949,669	100.0%	835,053	100.0%
Deferred fees, net	(1,389)		(1,417)		(1,218)		(1,028)		(1,234)
Total loans	1,250,489		1,143,346		1,082,830		948,641		833,819
Allowance for loan losses	(23,160)		(19,415)		(18,218)		(15,269)		(13,545)
Net loans	$1,227,329		$1,123,931		$1,064,612		$933,372		$820,274

During 2011, commercial real estate loans increased $55.6 million, or 9%.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $35.9 million, or 13%, since December 31, 2010.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $5.7 million, or 5%, compared to December 31, 2010.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined, increased by $11.2 million, or 7%, since December 31, 2010, due primarily to increases in home equity loans and lines.

During 2011, the Company sold $37.1 million in residential loans, compared to $44.0 million for the prior year.  Loans sold generated gains on sales of $687 thousand and $713 thousand for 2011 and 2010, respectively. The decrease in gains on loans sales resulted primarily from the decrease in the amount of loans sold, partially offset by higher margins earned on these loan sales.

At December 31, 2011, commercial loan balances participated out to various banks amounted to $43.0 million, compared to $36.6 million at December 31, 2010.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $33.0 million and $32.7 million at December 31, 2011 and 2010, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

Refer to Note 4 "Loans," to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2011. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$28,570	$165,984	$73,282
After one year through five years	32,770	65,400	21,050
Beyond five years	589,357	79,322	23,066
	$650,697	$310,706	$117,398

Interest rate terms on amounts due after one year:
Fixed	$32,068	$58,763	$1,980
Adjustable	$590,059	$85,959	$42,136
__________________________

(1)	Scheduled contractual maturities may not reflect the actual maturities of loans. The average maturity of loans may be shorter than their contractual terms principally due to prepayments.

Credit Risk

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard”, “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (or "TDR", see below). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR.

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

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.  Restructured loans are included in the impaired loan category.

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

Asset Quality

Adversely classified and non-performing statistics have trended upward beginning in 2009 through 2011, as would be expected given the regional economic environment and its impact on the local commercial markets.  Management believes that the recent levels are reflective of more normalized commercial credit statistics compared to the historic lows seen just prior to 2008.  Management does not consider the increase to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2011, as indicated by the following factors: the ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

At December 31, 2011, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $37.8 million, compared to $25.2 million at December 31, 2010. There were no loans classified as “Loss” at either December 31, 2011 or December 31, 2010. The increase in adversely classified loans as of December 31, 2011, as compared to December 2010, was primarily due to the downgrade of twelve commercial real estate relationships totaling approximately $12.1 million, three commercial and industrial relationship of $2.7 million, and two construction relationships of approximately $2.5 million, partially offset by paydowns and credit upgrades during the period. Management continues to closely monitor these adversely classified relationships.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.0 million and $7.2 million, at December 31, 2011 and December 31, 2010, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $23.8 million and $18.0 million at December 31, 2011 and December 31, 2010, respectively.  Non-accrual loans which were not adversely classified amounted to $2.1 million and $2.4 million at December 31, 2011 and December 31, 2010, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial real estate	$14,060	$8,065	$11,789	$3,691	$2,161
Commercial and industrial	9,696	7,573	2,748	1,713	1,124
Commercial construction	727	2,890	4,662	1,400	372
Residential	850	1,395	1,220	875	220
Home Equity	536	407	177	293	74
Consumer	6	10	8	39	5
Total Non-accrual loans	25,875	20,340	20,604	8,011	3,956
Overdrafts > 90 days past due	1	1	5	256	—
Total non-performing loans	25,876	20,341	20,609	8,267	3,956
Other real estate owned	1,445	825	1,086	318	200
Total non-performing assets	$27,321	$21,166	$21,695	$8,585	$4,156

Total Loans	$1,250,489	$1,143,346	$1,082,830	$948,641	$833,819
Accruing TDR loans not included above	$12,442	$30,225	$20,125	$3,697	$76
Delinquent loans 60-89 days past due	$3,026	$2,324	$2,104	$2,689	$275
Non-performing loans to total loans	2.07%	1.78%	1.90%	0.87%	0.47%
Non-performing assets to total assets	1.83%	1.51%	1.66%	0.73%	0.39%
Loans 60-89 days past due to total loans	0.24%	0.20%	0.19%	0.28%	0.03%
Adversely Classified loans to total loans	3.02%	2.20%	2.38%	1.46%	0.76%

The $5.5 million net increase in total non-performing loans, and the resulting increase in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net increases within the commercial real estate ($6.0 million) and commercial and industrial (2.1 million) portfolios, partially offset by a decrease in the commercial construction portfolio (2.2 million). The majority of non-accrual loans were also carried as impaired loans during the periods, and the changes since December 31, 2010 are discussed further below.

Total impaired loans amounted to $38.3 million and $49.8 million at December 31, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $13.2 million and $30.7 million at December 31, 2011 and December 31, 2010, respectively, while non-accrual impaired loans amounted to $25.1 million and $19.1 million as of December 31, 2011 and December 31, 2010, respectively.  The decrease in the recorded investment in impaired loans since the prior year was primarily within the commercial real estate portfolio ($11.5 million) and the commercial construction portfolio ($2.0 million), partially offset by increases in the commercial and industrial portfolio ($1.9 million).  During the current year, one larger accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status, due to the borrower's improved financial condition, market terms of the loan and sustained performance over time. In addition, the decrease was impacted by paydowns and, in particular, the full payoff of one $3.3 million accruing commercial real estate impaired/TDR relationship during the first quarter of 2011. Non-accrual impaired loan balances were primarily impacted by one larger commercial and industrial loan ($2.1 million) which became non-accrual/impaired during the period, and eight larger commercial real estate relationships (totaling $5.2 million) which became non accrual/impaired during the period, partially offset by paydowns and charge-offs during the period.

In management’s opinion the majority of impaired loan balances at December 31, 2011 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2011, impaired loans totaling $25.4 million required no specific reserves and impaired loans totaling $12.9 million required specific reserve allocations of $4.4 million.  At December 31, 2010, impaired loans totaling $32.6 million required no specific reserves and impaired loans totaling $17.2 million required specific reserve allocations of $2.7 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2011 and December 31, 2010 were $25.5 million and $41.6 million, respectively.  TDR loans on accrual status amounted to $12.4 million and $30.2 million at December 31, 2011 and December 31, 2010, respectively.  The decrease was due primarily to upgrade of the the accruing commercial real estate relationship referred to above under "impaired loans." TDR loans included in non-performing loans amounted to $13.0 million and $11.3 million at December 31, 2011 and December 31, 2010, respectively.  The increase was due primarily due to several of the newly impaired commercial real estate relationships, partially offset by the full payoff referred to above. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The carrying value of OREO at December 31, 2011 was $1.4 million and consisted of four properties, compared to $825 thousand comprised of two properties at December 31, 2010. During 2011, one property that was held in OREO as of December 31, 2010 was sold, and four properties were added to OREO, one of which was subsequently sold during the year.  There were no gains realized on the sale of OREO or subsequent write-downs in value in 2011. In 2010, the Company realized gains of $120 thousand on sales of OREO and wrote down one property by $500 thousand while in OREO.

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

The allowance for loan losses to total loans ratio was 1.85% at December 31, 2011 compared to 1.70% at December 31, 2010.  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2011.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of year	$19,415	$18,218	$15,269	$13,545	$12,940

Charged-off loans:
Commercial real estate	603	1,015	911	360	27
Commercial and industrial	1,075	1,662	1,321	943	422
Construction	—	1,245	—	—	100
Residential mortgage	3	25	76	—	—
Home equity	—	—	140	50	77
Consumer	65	70	87	25	25
Total charged-off	1,746	4,017	2,535	1,378	651

Recoveries on charged-off loans:
Commercial real estate	124	2	210	2	82
Commercial and industrial	148	49	130	427	152
Construction	4	5	3	96	—
Residential mortgage	6	—	1	—	—
Home equity	—	—	7	61	—
Consumer	12	21	287	11	22
Total recoveries	294	77	638	597	256

Net loans charged-off	1,452	3,940	1,897	781	395
Provision charged to operations	5,197	5,137	4,846	2,505	1,000

Balance at December 31	$23,160	$19,415	$18,218	$15,269	$13,545

Allowance to non-performing loans	89.50%	95.45%	88.40%	184.70%	342.39%

Recoveries to charge-offs	16.84%	1.92%	25.17%	43.32%	39.32%
Net loans charged-off to allowance	6.27%	20.29%	10.41%	5.11%	2.92%

Average loans outstanding	$1,188,055	$1,108,279	$1,016,107	$880,228	$793,395
Increase in avg loans over prior year	7%	9%	15%	11%	8%
Net loans charged-off to average loans	0.12%	0.36%	0.19%	0.09%	0.05%

Allowance to total loans outstanding	1.85%	1.70%	1.68%	1.61%	1.62%

The following table sets forth the allocation of the Company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2011		2010		2009		2008		2007
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$10,855	51.9%	$9,769	52.0%	$9,630	51.1%	$7,953	49.7%	$6,908	48.7%
Comm’l industrial	7,568	24.8%	5,489	24.0%	4,614	24.3%	3,817	24.4%	3,196	22.6%
Comm’l constr.	3,013	9.4%	2,609	9.7%	2,475	9.9%	2,094	10.4%	2,341	13.5%
Resid: mortg,cnstr and HELOC’s	1,610	13.5%	1,435	13.9%	1,402	14.3%	1,268	15.0%	988	14.7%
Consumer	114	0.4%	113	0.4%	97	0.4%	137	0.5%	112	0.5%
Total	$23,160	100.0%	$19,415	100.0%	$18,218	100.0%	$15,269	100.0%	$13,545	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

See Note 5 “Allowance for Loan Losses” to the Company's Consolidated Financial Statements, contained in Item 8, for further information regarding credit quality and the allowance for loan losses.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $14.9 million and $14.4 million at December 31, 2011 and 2010, respectively.

Further information regarding the Company’s BOLI can be found in Item (i) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in note 10, “Employee Benefit Plans,” under the heading “Supplemental Retirement Plan” both of which are located in the notes to the consolidated financial statements contained in Item 8 below.

Deposits

Total deposits increased $89.1 million, or 7%, as of December 31, 2011 compared to December 31, 2010, primarily in non-interest bearing checking accounts. Total deposits as a percentage of total assets were 90% at December 31, 2011 compared to 89% at December 31, 2010.  The deposit growth is attributed to our focused sales and marketing efforts to attract relationship customers seeking an alternative to the larger regional and national banks, mutual funds and other investment alternatives, as well as the general inflow of funds into the deposit marketplace. This deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest demand deposits	$309,930	23.3%	$231,121	18.6%	$192,515	16.8%
Interest bearing checking	165,718	12.4%	175,056	14.1%	185,693	16.2%
Total checking	475,648	35.7%	406,177	32.7%	378,208	33.0%

Savings	141,289	10.6%	132,313	10.6%	149,582	13.1%
Money Markets	446,526	33.5%	428,992	34.5%	320,126	28.0%
Total savings/money markets	587,815	44.1%	561,305	45.1%	469,708	41.1%

Certificates of deposit	269,695	20.2%	276,507	22.2%	269,120	23.5%
Total non-brokered deposits	1,333,158	100.0%	1,243,989	100.0%	1,117,036	97.6%

Brokered deposits(1)	—	—	82	—	27,912	2.4%
Total deposits	$1,333,158	100.0%	$1,244,071	100.0%	$1,144,948	100.0%

(1)
Brokered deposits include money market deposits placed into overnight brokered deposits and CDs placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance.

Checking deposits, a strong source of low-cost funding for the Company, increased $69.5 million, or 17%, through December 31, 2011 compared to December 31, 2010.

Savings and money market accounts increased by $26.5 million, or 5%, at December 31, 2011 compared to December 31, 2010.  The increase was primarily in money market account balances.

Year-end balances of certificates of deposit decreased by $6.8 million, or 2%.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective wholesale funding sources to support continued loan growth. The brokered deposit balance at December 31, 2010 represents overnight deposits from the Bank’s participation in the DDM program.

At December 31, 2011, the majority of the combined CD balances (brokered and non-brokered) were scheduled to mature within one year, with approximately 30% due to mature within three months and 51% due in over three through twelve months, with the remaining balances scheduled to mature over 2013 through 2015.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2011			2010			2009
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$251,536	—	19.3%	$208,460	—	17.4%	$172,192	—	16.3%

Interest checking	170,644	0.11%	13.1%	168,436	0.19%	14.1%	165,389	0.28%	15.7%
Savings	153,843	0.37%	11.8%	153,352	0.44%	12.8%	153,199	0.88%	14.5%
Money market	450,554	0.73%	34.6%	388,327	0.90%	32.4%	232,700	1.26%	22.0%
Total interest bearing non-term deposits	775,041	0.51%	59.5%	710,115	0.63%	59.3%	551,288	0.86%	52.2%

Certificates of Deposit	275,400	1.23%	21.2%	274,964	1.54%	23.0%	263,722	2.56%	25.0%

Total non-brokered deposits	1,301,977	0.57%	100.0%	1,193,539	0.73%	99.7%	987,202	1.17%	93.5%

Brokered deposits	15	0.28%	—%	3,691	0.59%	0.3%	69,064	1.40%	6.5%

Total	$1,301,992	0.57%	100.0%	$1,197,230	0.73%	100.0%	$1,056,266	1.18%	100.0%

The decrease in the average rate paid on total deposit accounts for 2011 is attributable to decreases in market interest rates.

Borrowed Funds

Total borrowed funds, consisting of FHLB and other borrowings, and securities sold to customers under agreements to repurchase (repurchase agreements) decreased $11.0 million, or 71%, from December 31, 2010. The decrease resulted primarily from the increase in core deposit balances as noted above.  From time to time, management utilizes both brokered deposits (as discussed above) and borrowed funds as cost effective wholesale funding sources to support continued loan growth in excess of core deposit growth.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2011		December 31, 2010		December 31, 2009
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
FHLB Borrowings	$4,494	100.0%	$4,779	30.8%	$23,460	94.3%
Other Borrowings	—	—	10,000	64.3%	—	—
Repurchase agreements	—	—	762	4.9%	1,416	5.7%
Total borrowed funds	$4,494	100.0%	$15,541	100.0%	$24,876	100.0%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  Outstanding FHLB borrowing balances at December 31, 2011, represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB. “Other borrowings” represents overnight advances from the FRB Discount Window or borrowings from correspondent banks.  The $10.0 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

As of December 31, 2011, the FHLB balances with maturities one year or less amounted to $4.0 million and had a weighted average rate of 1.35%. The the FHLB balance with maturities between one to two years was $470 thousand and had a weighted average rate of 5.94%.

Maximum FHLB and other borrowings outstanding at any month end during 2011, 2010, and 2009 were $4.8 million, $46.0 million and $112.8 million respectively.  Maximum amounts outstanding under repurchase agreements at any month end during 2011 were $763 thousand and $1.4 million in both 2010 and 2009.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$4,684	1.82%	$24,365	0.66%	$65,325	0.34%
Other borrowed funds	170	0.25%	58	0.75%	58	0.46%
Repurchase agreements	373	0.31%	1,145	0.47%	1,415	1.10%
Total borrowed funds	$5,227	1.66%	$25,568	0.65%	$66,798	0.36%

The increase in the average rate on borrowed funds for the year ended December 31, 2011 compared to the prior year was due to paydowns in lower costing overnight FHLB advances during the period. The average balance of “other borrowed funds” above represents overnight advances from the FRB or borrowings from correspondent banks made during those years.

At December 31, 2011, the Bank had the ability to borrow additional funds from the FHLB of up to $184.5 million and capacity with the FRB of $48.0 million.

The Company also had $10.8 million of junior subordinated debentures at December 31, 2011 and December 31, 2010, respectively, in addition to the borrowed funds noted above.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by the Company's Asset-Liability Committee of the Board of Directors. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources. The Company's wholesale funding sources primarily include borrowing capacity in the brokered deposit markets, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks.

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, brokered deposits, FHLB borrowings, and earnings. The Company has in the past also issued junior subordinated debentures and offered shares of the Company's common stock for sale to the general public, as most recently with the 2009 offerings, in order to increase its liquidity.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2011, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2011, see the section entitled “Capital Resources” contained in Item 1 “Business” and note 12, “Stockholders’ Equity, ”to the consolidated financial statements contained in Item 8.

Contractual Obligations and Commitments

The Company is required to make future cash payments under various contractual obligations.  These obligations typically include the repayment of short and long-term borrowings and long-term subordinated debentures, payment of fixed-cash supplemental retirement benefits, payments under non-cancelable operating leases for various premises, and payments due under agreements to purchase goods and future services from a variety of vendors.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2011.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$4,494	$4,024	$470	$—	$—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	4,697	276	552	552	3,317
Operating lease obligations	7,263	864	1,571	1,307	3,521
Vendor contracts	4,490	3,130	1,152	208	—
Total contractual obligations	$31,769	$8,294	$3,745	$2,067	$17,663

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$333,926	$249,182	$32,124	$10,103	$42,517
Commitments to originate loans	21,805	21,805	—	—	—
Standby letters of credit	16,170	11,870	3,137	1,083	80
Commitments to originate loans for sale	7,847	7,847	—	—	—
Commitments to sell loans	12,908	12,908	—	—	—
Total commitments	$392,656	$303,612	$35,261	$11,186	$42,597

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2011	2010	2009
Investment advisory and management services	$389,569	$378,798	$331,134
Brokerage and management services	108,190	105,869	90,332
Total investment advisory assets	497,759	484,667	421,466
Commercial sweep accounts	7,404	8,411	11,577
Investment assets under management	$505,163	$493,078	$433,043

Investment assets under management increased by $12.1 million, or 2%, from December 31, 2010 to December 31, 2011.  The increase is primarily attributable to a $10.8 million, or 3%, increase in investment advisory and management services assets due to asset growth from new business.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.06 billion at December 31, 2011 compared to $1.95 billion at December 31, 2010 and $1.79 billion at December 31, 2009. Investment assets under management are not carried as part of the Company's assets on the balance sheet.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2011 AND 2010

Unless otherwise indicated, the reported results are for the year ended December 31, 2011 with the “comparable year” or “prior year” being the year ended December 31, 2010. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2011 of $10.9 million compared to $10.6 million for 2010, an increase of 3%.  Earnings per share for 2011 were $1.16 on both a basic and diluted basis, compared to $1.15 on both a basic and diluted basis for the year ended 2010 which represented increases of 1%.

The Company's growth contributed to increases in net interest income and the level of operating expenses for the year ended December 31, 2011. Additionally, the 2011 year-end results were positively impacted by increases in non-interest revenue.

 Net Interest Margin

Tax equivalent net interest margin decreased by 4 basis points, to 4.37% for the year ended December 31, 2011, compared to 4.41% for the prior year. This decrease resulted primarily from asset yields declining more during the year than the cost of funds.  Interest earning asset yields declined 19 basis points compared to the prior year, while the cost of funding declined by 16 basis points over the same period.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2011 and 2010.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2011 vs. 2010				2010 vs. 2009
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$2,516	$4,369	$(1,533)	$(320)	$3,454	$5,191	$(1,569)	$(168)
Investments (1)	(578)	259	(947)	110	(765)	836	(1,529)	(72)
Total interest earning assets	1,938	4,628	(2,480)	(210)	2,689	6,027	(3,098)	(240)

Interest Expense
Int. chkg, savings, and money market(2)	(490)	404	(853)	(41)	(281)	1,370	(1,268)	(383)

COD’s	(830)	7	(852)	15	(2,534)	288	(2,690)	(132)
Brokered COD’s	(17)	—	—	(17)	(949)	(937)	(414)	402
Total Certificates of deposit	(847)	7	(852)	(2)	(3,483)	(649)	(3,104)	270
Borrowed funds	(80)	(133)	267	(214)	(72)	(142)	200	(130)
Total interest-bearing funding	(1,417)	278	(1,438)	(257)	(3,836)	579	(4,172)	(243)

Change in net interest income	$3,355	$4,350	$(1,042)	$47	$6,525	$5,448	$1,074	$3
 _____________________

(1)	Investments include investment securities, dividends on FHLB stock, interest-earning deposits and fed funds.

(2)	Interest checking, savings and money market includes interest expense on brokered money market accounts. 2010 was the first year that the Company had brokered money market balances.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2011, 2010 and 2009.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2011			Year ended December 31, 2010			Year ended December 31, 2009
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,188,055	$63,363	5.39%	$1,108,279	$60,847	5.53%	$1,016,107	$57,393	5.69%
Investments(3)	180,742	3,606	2.47%	172,175	4,184	3.02%	151,441	4,949	4.03%
Total interest earnings assets	1,368,797	66,969	5.00%	1,280,454	65,031	5.19%	1,167,548	62,342	5.47%
Other assets	81,002			76,688			72,110
Total assets	$1,449,799			$1,357,142			$1,239,658

Liabilities and stockholders’ equity:
Int chkg, savings and money market(4)	$775,056	3,987	0.51%	$711,689	4,477	0.63%	$551,288	4,758	0.86%
Certificates of deposit	275,400	3,392	1.23%	274,964	4,222	1.54%	263,722	6,756	2.56%
Brokered Certificates of Deposit	—	—	—%	2,117	17	0.80%	69,064	966	1.40%
Borrowed funds	5,227	87	1.66%	25,568	167	0.65%	66,798	239	0.36%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,066,508	8,643	0.81%	1,025,163	10,060	0.98%	961,697	13,896	1.45%

Net interest rate spread			4.19%			4.21%			4.02%

Demand deposits	251,536	—	—	208,460	—	—	172,192	—	—
Total deposits, borrowed funds and debentures	1,318,044	8,643	0.66%	1,233,623	10,060	0.82%	1,133,889	13,896	1.23%
Other liabilities	9,892			10,520			10,061
Total liabilities	1,327,936			1,244,143			1,143,950

Stockholders’ equity	121,863			112,999			95,708

Total liabilities and stockholders’ equity	$1,449,799			$1,357,142			$1,239,658

Net interest income		$58,326			$54,971			$48,446
Net interest margin (tax equivalent)			4.37%			4.41%			4.28%

__________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.5 million in each of the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning assets, fed funds sold and FHLB Stock.

(4)
Average interest checking, savings and money market includes average brokered money market accounts.  Included in average interest checking, savings and money market balances were average brokered money markets balances of $15 thousand and $1.6 million for the years ended December 31, 2011 and 2010, respectively. 2010 was the first year that the Company had brokered money market balances.

Net Interest Income

The Company’s net interest income was $58.3 million for the year ended December 31, 2011, an increase of $3.4 million, or 6%, over the prior year. The increase was primarily due to strong loan growth, partially offset by a decrease in net interest margin.

Interest Income

Total interest income for the year ended December 31, 2011 was $67.0 million, an increase of $1.9 million from the prior year. The increase resulted primarily from growth in the average balance of interest earning assets of $88.3 million, or 7% for the year ended December 31, 2011, partially offset by a 19 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during 2011.

Interest income on loans, which accounts for the majority of interest income, increased $2.5 million, or 4% compared to the prior period, primarily due to loan growth partially offset by a decline in loan yields. Average loan balances increased $79.8 million, or 7%, compared to the prior year, and amounted to $1.19 billion, for the year ended December 31, 2011, while the average yield on loans declined 14 basis points compared to the prior period and amounted to 5.39% for the year ended December 31, 2011.

Total investment income, which represents the remainder of interest income, amounted to $3.6 million for the year ended December 31, 2011 a decrease of $578 thousand, or 14%, compared to the prior period. The decrease resulted primarily from the impact of the 55 basis point decrease in the average yield on investment securities, as investments that were sold, matured, or were called had higher yields than investment purchases during the period. Partially offsetting this decrease was an increase of $8.6 million, or 5% in the average balance of investments over the year ended December 31, 2010.

Interest Expense

Total interest expense amounted to $8.6 million, a decrease of $1.4 million, or 14% compared to the prior year.  The decrease resulted primarily from a 16 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period. This decrease was partially offset by the expense associated with the $41.3 million, or 4%, increase in the average balance of interest bearing funding sources, primarily interest checking, savings and money market accounts.  Average balance increases were noted primarily in money market accounts. Deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

Interest expense on interest checking, savings and money market accounts decreased $490 thousand, or 11%, over the comparable year. The average cost of these accounts decreased 12 basis points to 0.51%, while the average balance increased $63.4 million, or 9%, over the prior year.

Interest expense on total CDs (brokered and non-brokered) decreased $847 thousand, or 20%, compared to the prior year and amounted to $3.4 million for the year ended December 31, 2011. The decrease primarily resulted from a decline of 30 basis points in the average cost of CDs, while average balances of CDs were relatively flat compared to the prior period. The Company did not have any brokered CD balances in the year ended December 31, 2011, while in the same period in 2010, the average brokered CD balances were $2.1 million.

 Interest expense on borrowed funds, consisting primarily of FHLB borrowings, decreased by $80 thousand, over the prior year.  The decrease was primarily attributed to the reduction in the average balances of borrowed funds by $20.3 million, or 80%, as a result of deposit growth over the prior period. The average cost of borrowed funds increased 101 basis points, to 1.66%, for the year ended December 31, 2011, as the average balance reduction in borrowed funds was in lower costing shorter term borrowings.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2011 and 2010.

The average balance of non-interest bearing demand deposits increased $43.1 million, or 21% to $251.5 million at December 31, 2011. The average balance of these accounts represented 19% and 17% of total average deposits for the years ended December 31, 2011 and 2010, respectively. Non-interest bearing demand deposits are an important component of the

Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $5.2 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively. The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 increased $503 thousand, or 4%, compared to 2010. The primary components of the this increase were increases in investment advisory fees and deposit fee income, partially offset by a decrease in net gains on securities sales.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Change	% Change
Investment advisory fees	$3,728	$3,424	$304	9%
Deposit service fees	4,458	4,154	304	7%
Income on bank-owned life insurance	650	654	(4)	(1)%
OTTI on investment securities	(3)	(8)	5	63%
Net gains on sales of investment securities	791	875	(84)	(10)%
Gains on sales of loans	687	713	(26)	(4)%
Other income	1,753	1,749	4	—%

Total non-interest income	$12,064	$11,561	$503	4%

Investment advisory fees increased primarily due to net asset growth from new business and changes in market values due to market fluctuations.

Increases in deposit service fees were primarily from increased overdraft fee income and electronic transaction fees.

Net gains on sales of investment securities in 2011 resulted from sales of $10.6 million in investments. The net gains on sales of investment securities in 2010 resulted from sales of $5.0 million in investments.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2011 increased $3.4 million, or 7%, compared to 2010, primarily as a result of growth and expansion initiatives.

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Change	% Change
Salaries and employee benefits	$28,671	$26,205	$2,466	9%
Occupancy and equipment expenses	5,485	5,146	339	7%
Technology and telecommunications expenses	3,886	3,692	194	5%
Advertising and public relations expenses	2,661	2,204	457	21%
Deposit Insurance Premiums	1,319	1,874	(555)	(30)%
Audit, legal and other professional fees	1,393	1,178	215	18%
Supplies and postage expenses	882	790	92	12%
OREO fair value adjustment	—	500	(500)	(100)%
Investment advisory and custodial expenses	412	451	(39)	(9)%
Other operating expenses	4,379	3,641	738	20%

Total non-interest expense	$49,088	$45,681	$3,407	7%

The increase in salaries and benefits expense was primarily due to the personnel and benefits costs necessary to support the Company’s strategic growth initiatives, as well as salary adjustments since the prior period.

Both occupancy and equipment expenses, and technology and telecommunications expenses increased due primarily to growth and expansion costs to support the Company's strategic initiatives. Occupancy expense was also impacted by the unusually high snow removal costs in the first quarter of 2011.

Advertising and public relations expenses increased due primarily to costs which supported the Company’s expansion and business development efforts, including philanthropic activity.

Deposit insurance premiums decreased resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions. See the discussion under the heading “Deposit Insurance” contained in Item 1, “Business”, under the heading “Supervision and Regulation”, for further information regarding the Company’s deposit insurance assessment.

Audit, legal and other professional expenses increased primarily due to increases in other professional and consulting costs in 2011.

The decrease in OREO fair value adjustment relates to the write-down of one property in the fourth quarter of 2010.

Other operating expenses included increases primarily in foreclosed real estate costs, workout and delinquent loan expenses, and branch security expenses.

Income Tax Expense

Income tax expense for the year ended December 31, 2011 and December 31, 2010 was $5.2 million and $5.1 million, respectively.  The effective tax rate for the year ended December 31, 2011 and December 31, 2010 was 32.0%, and 32.3%, respectively. Refer to note 15 "Income Taxes" to the Consolidated Financial Statements, contained in Item 8, for additional information about the Company's taxes.

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

Interest Income

Total interest income for the year ended December 31, 2010 was $65.0 million, an increase of $2.7 million from the prior year. The increase resulted primarily from growth in the average balance of interest earning assets of $112.9 million, or 10%, for the year ended December 31, 2010, partially offset by a 28 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during 2010.

Interest income on loans, which accounts for the majority of interest income, increased $3.5 million, or 6% compared to the prior period. Average loan balances increased $92.2 million, or 9%, compared to the prior year, and amounted to $1.1 billion, while the average yield on loans declined 16 basis points compared to the prior period and amounted to 5.53% for the year ended December 31, 2010.

Total investment income, which represents the remainder of interest income, amounted to $4.2 million for the year ended December 31, 2010 a decrease of $765 thousand, or 15%, compared to the prior year. The decrease resulted primarily from the impact of the 101 basis point decrease in the average yield on investments as a result of lower market interest rates and the impact of higher levels of lower yielding fed funds investments in 2010 as compared to 2009. Partially offsetting this decrease was an increase of $20.7 million, or 14%, in the average balance of investments over the year ended December 31, 2009.

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

Non-Interest Expense

Non-interest expense for the year ended December 31, 2010 increased $3.0 million, or 7%, compared to 2009, primarily as a result of growth and expansion initiatives.  The primary components of the increase were salaries and benefits, technology and telecommunications expenses and the OREO fair value adjustment.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accountings Standard Board (“FASB”) issued Accounting Standards Update (“ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. As this ASU primarily deals with disclosure requirements and the Company has no material netting arrangements, this adoption is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company implemented the provisions of ASU 2011-08 as of December 31, 2011, the adoption did not have an impact on the Company's financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. The FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. As this ASU only deals with presentation requirements, its adoption in January 2012, is not expected to have any impact on the Company's financial position.
In April 2011, the FASB issued ASU No. 2011-02, “A Creditor's Determination of Whether a Restructuring is a Troubled Debt

Restructuring,” an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment offers additional guidance and clarification to help creditors determine if the two criteria for classifying a restructure as a trouble debt restructuring have been met. Additionally, the ASU No 2011-02 requires retrospective disclosures by portfolio segment of qualitative and quantitative information regarding troubled debt restructures occurring on or after the beginning of the annual period of adoption. The effective date of ASU No. 2011-02, was the first interim or annual period beginning after June 15, 2011. The adoption of ASU No. 2011-02 in July 2011 did not have a material impact on the Company's financial statements. See Note 5, "Allowance for Loan Losses" to the consolidated financial statements contained int Item 8 below, for the disclosures required by ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 in January 2012 will not have a material impact on the Company's financial statements
In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A).  ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company expects that the adoption of ASU 2010-28 in January 2012 will not have an impact on its financial statements.

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

Interest Margin Sensitivity Analysis

The Company's primary market risk is interest rate risk. Oversight of interest rate risk management is centered on the ALCO. ALCO is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors. In addition, several directors who are not on ALCO rotate in on a regular basis. Annually, ALCO reviews and approves the Company's asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels. ALCO also establishes and monitors guidelines for the Company's liquidity and capital ratios.

The Company's asset-liability management strategies and guidelines are reviewed on a periodic basis by management and presented and discussed with ALCO on at least a quarterly basis. These strategies and guidelines are revised based on changes in interest rate levels, general economic conditions, competition in the marketplace, the current interest rate risk position of the Company, anticipated growth and other factors.

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

The Company can be subject to net interest margin (“margin”) compression depending on the economic environment and the shape of the yield curve. Under the Company's current balance sheet position, the Company's margin generally performs slightly better over time in a rising rate environment, while it generally decreases in a declining rate environment and when the yield curve is flattening or inverted.

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

The Company's margin improved in 2010, as cost of funds continued to decline due to the extended duration of the low rate environment, while the yield on certain assets tied to the Prime Rate had already repriced downward. Net interest margin remained somewhat stable in 2011 as the cost of funds is approaching a floor. If loans continue to re-price downward while the cost of deposits remain at the same level margin compression may occur.

At December 31, 2011, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2011, assuming a parallel yield curve shift and gradual interest rate changes applied over the period. Although, net interest income is projected to decline slightly over a 24 month period if rates rise, it is projected to increase in the long-term as adjustable rate loans re-price.

	December 31, 2011
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans	$125,332	$136,855
Collateralized mortgage obligations and other mortgage backed securities	2,078	2,352
Other investments	3,788	4,202
Total interest income	131,198	143,409

Interest Earning Liabilities:
Certificates of deposit	5,262	8,982
Interest bearing checking, money market, savings	6,512	15,241
Borrowed funds	72	196
Junior subordinated debentures	2,356	2,356
Total interest expense	14,202	26,775

Net interest income	$116,996	$116,634

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents:
Cash and due from banks	$30,231	$26,295
Interest-bearing deposits	6,785	9,688
Fed funds sold	2,115	19,023
Total cash and cash equivalents	39,131	55,006

Investment securities	140,405	142,060
Federal Home Loan Bank Stock	4,740	4,740
Loans, less allowance for loan losses of $23,160 and $19,415 at December 31, 2011 and 2010, respectively	1,227,329	1,123,931
Premises and equipment	27,310	24,924
Accrued interest receivable	5,821	5,532
Deferred income taxes, net	12,411	11,039
Bank-owned life insurance	14,937	14,397
Prepaid income taxes	287	379
Prepaid expenses and other assets	11,136	9,657
Goodwill	5,656	5,656

Total assets	$1,489,163	$1,397,321

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,333,158	$1,244,071
Borrowed funds	4,494	15,541
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	12,487	9,297
Accrued interest payable	751	914

Total liabilities	1,361,715	1,280,648

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,472,748 and 9,290,465 shares issued and outstanding at December 31, 2011 and December 31, 2010 respectively	95	93
Additional paid-in capital	45,158	42,590
Retained earnings	78,999	72,000
Accumulated other comprehensive income	3,196	1,990

Total stockholders’ equity	127,448	116,673

Total liabilities and stockholders’ equity	$1,489,163	$1,397,321

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2011	2010	2009
Interest and dividend income:
Loans	$63,363	$60,847	$57,393
Investment securities	3,539	4,112	4,853
Other interest-bearing assets	67	72	96
Total interest and dividend income	66,969	65,031	62,342

Interest expense:
Deposits	7,379	8,716	12,480
Borrowed funds	87	167	239
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	8,643	10,060	13,896

Net interest income	58,326	54,971	48,446

Provision for loan losses	5,197	5,137	4,846
Net interest income after provision for loan losses	53,129	49,834	43,600

Non-interest income:
Investment advisory fees	3,728	3,424	2,825
Deposit service fees	4,458	4,154	3,881
Income on bank-owned life insurance	650	654	630
Other-than-temporary impairment on investment securities	(3)	(8)	(797)
Net gains on sales of investment securities	791	875	1,487
Gains on sales of loans	687	713	612
Other income	1,753	1,749	1,634
Total non-interest income	12,064	11,561	10,272

Non-interest expense:
Salaries and employee benefits	28,671	26,205	24,418
Occupancy and equipment expenses	5,485	5,146	5,221
Technology and telecommunications expenses	3,886	3,692	3,133
Advertising and public relations expenses	2,661	2,204	1,941
Deposit insurance premiums	1,319	1,874	2,161
Audit, legal and other professional fees	1,393	1,178	1,227
Supplies and postage expenses	882	790	814
OREO fair value adjustment	—	500	—
Investment advisory and custodial expenses	412	451	402
Other operating expenses	4,379	3,641	3,391
Total non-interest expense	49,088	45,681	42,708

Income before income taxes	16,105	15,714	11,164
Provision for income taxes	5,161	5,074	3,218

Net income	$10,944	$10,640	$7,946

Basic earnings per share	$1.16	$1.15	$0.96

Diluted earnings per share	$1.16	$1.15	$0.96

Basic weighted average common shares outstanding	9,401,714	9,216,524	8,268,502

Diluted weighted average common shares outstanding	9,445,725	9,221,257	8,279,126
 See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009

	Common Stock		Additional Paid-in Capital	Retained Earnings	Comprehensive Income/(Loss)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2008	8,025,239	$80	$29,698	$60,200		$1,126	$91,104
Comprehensive income
Net Income				7,946	$7,946		7,946
Other comprehensive income, net					952	952	952
Total comprehensive income					$8,898
Tax benefit from exercise of stock options			13				13
Common stock dividend paid ($0.38 per share)				(3,104)			(3,104)
Common stock issued	920,116	10	9,837				9,847
Stock-based compensation	96,063	1	683				684
Stock options exercised	49,100	—	222				222
Balance at December 31, 2009	9,090,518	$91	$40,453	$65,042		$2,078	$107,664
Comprehensive income
Net Income				10,640	$10,640		10,640
Other comprehensive loss, net					(88)	(88)	(88)
Total comprehensive income					$10,552
Tax benefit from exercise of stock options			—				—
Common stock dividend paid ($0.40 per share)				(3,682)			(3,682)
Common stock issued under dividend reinvestment plan	105,732	1	1,197				1,198
Stock-based compensation	93,684	1	935				936
Stock options exercised	531	—	5				5
Balance at December 31, 2010	9,290,465	$93	$42,590	$72,000		$1,990	$116,673
Comprehensive income
Net Income				10,944	$10,944		10,944
Other comprehensive income, net					1,206	1,206	1,206
Total comprehensive income					$12,150
Tax benefit from exercise of stock options			4				4
Common stock dividend paid ($0.42 per share)				(3,945)			(3,945)
Common stock issued under dividend reinvestment plan	84,760	1	1,253				1,254
Stock-based compensation	72,405	1	1,002				1,003
Stock options exercised	25,118		309				309
Balance at December 31, 2011	9,472,748	$95	$45,158	$78,999		$3,196	$127,448

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$10,944	$10,640	$7,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,197	5,137	4,846
Depreciation and amortization	4,125	3,809	3,249
Amortization of intangible assets	—	76	133
Stock-based compensation expense	1,035	880	707
Mortgage loans originated for sale	(35,717)	(50,030)	(56,501)
Proceeds from mortgage loans sold	37,751	44,713	58,331
Gains on sales of loans	(687)	(713)	(612)
Gains on sales of OREO	—	(120)	—
Net gains on sales of investments	(791)	(875)	(1,487)
Other-than-temporary-impairment of investments	3	8	797
Income on bank-owned life insurance, net of costs	(540)	(562)	(545)
OREO fair value adjustment	—	500	—
Changes in:
Accrued interest receivable	(289)	(164)	(11)
Prepaid expenses and other assets	(824)	(831)	(1,754)
Deferred income taxes	(2,039)	(659)	(1,536)
Accrued expenses and other liabilities	2,448	673	1,111
Accrued interest payable	(163)	(406)	(529)
Net cash provided by operating activities	20,453	12,076	14,145
Cash flows from investing activities:
Proceeds from sales of investment securities	11,344	5,844	40,989
Proceeds from maturities, calls and pay-downs of investment securities	55,746	48,484	52,825
Purchase of investment securities	(63,085)	(67,343)	(65,775)
Net increase in loans	(111,162)	(60,101)	(138,364)
Additions to premises and equipment, net	(5,433)	(5,429)	(4,427)
Proceeds from OREO sales and payments	600	1,556	632
Purchase of OREO	—	—	(340)
Net cash used in investing activities	(111,990)	(76,989)	(114,460)
Cash flows from financing activities:
Net increase in deposits	89,087	99,123	197,045
Net decrease in borrowed funds	(11,047)	(9,335)	(96,374)
Cash dividends paid	(3,945)	(3,682)	(3,104)
Proceeds from issuance of common stock	1,254	1,198	9,847
Proceeds from exercise of stock options	309	5	222
Tax benefit from exercise of stock options	4	—	13
Net cash provided by financing activities	75,662	87,309	107,649

Net increase (decrease) in cash and cash equivalents	(15,875)	22,396	7,334
Cash and cash equivalents at beginning of year	55,006	32,610	25,276

Cash and cash equivalents at end of year	$39,131	$55,006	$32,610

Supplemental financial data:
Cash paid for: Interest	$7,542	$10,466	$14,425
Cash paid for: Income taxes	7,112	6,227	3,627
Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	—	—	5,688
Transfer from loans to other real estate owned	1,220	1,675	1,060
Capital expenditures incurred not yet paid	710	—	—

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

The Bank has five wholly owned subsidiaries.  The Bank’s subsidiaries include Enterprise Insurance Services, LLC, organized for the purposes of engaging in insurance sales activities, and Enterprise Investment Services, LLC, organized for the purposes of offering non-deposit investment products and services, under the name of "Enterprise Financial Services."  In addition, the Bank has three subsidiary security corporations (Enterprise Security Corporation, Enterprise Security Corporation II, and Enterprise Security Corporation III), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and management, trust and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities”, issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries, as a liability on its consolidated financial statements, $10.8 million, along with related interest expense, of Junior Subordinated Debentures issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of Delaware, and $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

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

In preparing the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  The three most significant areas in which management applies critical assumptions and estimates are the estimate of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with the instructions for Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

have been eliminated in the accompanying consolidated financial statements.

(b) Reclassification

Certain previous years' amounts in consolidated financial statements, and notes thereto, have been reclassified to conform to the current year’s presentation.

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents are comprised of cash and due from banks, interest-earning deposits (deposit, money market, and money market mutual funds accounts) and overnight and term federal funds sold ("fed funds"). Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of deposit, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

The Company earns returns on excess cash by investing in short-term investments. The Company’s short-term investments may consist of investments carried as both cash equivalents and non-cash equivalents.  Short-term investments not carried as cash equivalents would be classified as “other short-term investments.” The Company had no “other short-term investments” at December 31, 2011 or 2010.

(d) Investments

Investments that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.  Included as available for sale are securities that are purchased in connection with the Company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold investment securities to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  The Bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this restricted stock investment is carried at cost on the balance sheet as a separate line item.   As of the balance sheet dates all of the Company’s investment securities (with the exception of restricted FHLB stock) were classified as available for sale and carried at fair value.

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management's assessment includes: evaluating the level and duration of the loss on individual securities; evaluating the credit quality of fixed income issuers; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities are recognized through a charge to earnings. Other than temporary impairment on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in market prices.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

(e) Loans

Loans made by the Company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary residences, secured and unsecured personal loans and lines of credit.  Most loans granted by the Company are collateralized by real estate or equipment and/or are guaranteed by the principals of the borrower.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy, among other factors.

Loans are reported at the principal amount outstanding, net of deferred origination fees and costs.  The aggregate amount of overdrawn deposit accounts are reclassified as loan balances. Loan origination fees received, offset by direct loan origination costs, are deferred and amortized using the straight line method over three to five years for lines of credit and demand notes or over the life of the related loans using the level-yield method for all other types of loans.  When loans are paid off, the unamortized fees and costs are recognized as an adjustment to interest income.

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

(f) Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio.

The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology uses a two-tiered approach that makes use of specific reserves for loans individually evaluated and deemed impaired and general reserves for larger groups of homogeneous loans.

On a quarterly basis, the Company prepares an estimate of the allowance necessary to cover estimated credit risk inherent in the portfolio as of the specified balance sheet dates.  The adequacy of the allowance for loan losses is reviewed and evaluated on a regular basis by an internal management committee, a sub-committee of the Board of Directors and the full Board itself.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

See Note 5, "Allowance for Loan Losses," for additional accounting policies related to non-accrual, impaired and troubled debt restructured loans. and to the allowance for loan losses.

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

(h) Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation or amortization is computed on a straight-line basis over the lesser of the estimated useful lives of the asset or the respective lease term (with reasonably assured renewal options) for leasehold improvements generally as follows:

Buildings, renovations and leasehold improvements	10 to 39 years
Computer software and equipment	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years

(i) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2011 and December 31, 2010 amounted to $14.9 million and $14.4 million, respectively. There are no associated surrender charges under the outstanding policies.

(j) Impairment of Long-Lived Assets Other than Goodwill

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

(k) Goodwill and Core Deposit Intangible Assets

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2011 and December 31, 2010. This asset is related to the Company’s acquisition of two branch offices in July 2000.

In accordance with generally accepted accounting principles, the Company does not amortize goodwill and instead, at least annually, evaluates whether the carrying value of goodwill has become impaired. Impairment of the goodwill may occur when the estimated fair value of the Company is less than its recorded value. A determination that goodwill has become impaired results in an immediate write-down of goodwill to its determined value with a resulting charge to

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

operations.

The annual impairment test begins with a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the operating unit level.  If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2011.

If the Company's qualitative assessment concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit with its carrying amount, or the book value of the reporting unit, including goodwill.  If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

Prior to December 31, 2010, the Company’s consolidated financial statements also included intangible assets (core deposit intangibles) related to the same branch acquisitions in 2000, which were amortized to expense over their estimated useful life of ten years and reviewed for impairment on an ongoing basis or whenever events or changes in business circumstances warrant a review of the carrying value.  The Company had no impairment related write-down of the intangible asset’s carrying value charged to operations during its life.  This asset was fully amortized during 2010.    Amortization expense related to core deposit intangible assets was $76 thousand for the year ended December 31, 2010.

(l) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and Enterprise Financial Services and the commercial sweep product, totaled $505.2 million and $493.1 million at December 31, 2011 and 2010, respectively.  Fee income is reported on an accrual basis. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

(m) Derivatives

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

At December 31, 2011, and 2010 the estimated fair values of the Company’s derivative instruments were considered to be immaterial.

(n) FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.    The FDIC, in order to restore the DIF reserves, required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012.  At December 31, 2011, the Company carried the remaining balance of its prepaid assessment totaling $2.9 million as a prepaid asset on its balance sheet.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity as required by the Dodd-Frank Act and revised deposit insurance assessment rate schedules in light of the changes to the assessment base.  The revised rate schedule and other revisions to the assessment rules became effective April 1, 2011 and has resulted in a decrease in the Company's deposit insurance expense.

The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate, payment schedules or pursuant various aspects of the Dodd-Frank Act.

(o) Stock Based Compensation

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

(p) Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

deferred tax items at December 31, 2011 or December 31, 2010.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(q) Earnings Per Share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st and the effect of those shares on earnings:

	2011	2010	2009
Basic weighted average common shares outstanding	9,401,714	9,216,524	8,268,502
Dilutive shares	44,011	4,733	10,624
Diluted weighted average common shares outstanding	9,445,725	9,221,257	8,279,126

Basic Earnings per share	$1.16	$1.15	$0.96
Effect of dilutive shares	—	—	—
Diluted Earnings per share	$1.16	$1.15	$0.96

At December 31, 2011 and 2010 there were 131,824 and 685,183 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share above, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(r) Reporting Comprehensive Income

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table summarized the components of other comprehensive income (loss) for the periods indicated:

Disclosure of other comprehensive income (loss):	2011	2010	2009
Gross unrealized holding gains arising during the period	$2,670	$761	$2,201
Income tax expense	(953)	(284)	(806)
Net unrealized holding gains, net of tax	1,717	477	1,395

Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	(3)	(8)	(797)
Income tax benefit	1	3	271
Reclassification adjustment for impairment realized, net of tax	(2)	(5)	(526)

Less: Reclassification adjustment for net gains included in net income:
Net realized gains on sales of securities during the period	791	875	1,487
Income tax expense	(278)	(305)	(518)
Reclassification adjustment for gains realized, net of tax	513	570	969

Other comprehensive income (loss), net of reclassifications	$1,206	$(88)	$952

(s) Recent Accounting Pronouncements

In December 2011, the Financial Accountings Standard Board (“FASB”) issued Accounting Standards Update (“ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. As this ASU primarily deals with disclosure requirements and the Company has no material netting arrangements, this adoption is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company implemented the provisions of ASU 2011-08 as of December 31, 2011, and the adoption did not have an impact on the Company's financial statements.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. The FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. As this ASU only deals with presentation requirements, its adoption in January 2012, is not expected to have any impact on the Company's financial position.
In April 2011, the FASB issued ASU No. 2011-02, “A Creditor's Determination of Whether a Restructuring is a Troubled

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Debt Restructuring,” an amendment to the Troubled Debt Restructuring topic (Topic 310) of the ASC. This amendment offers additional guidance and clarification to help creditors determine if the two criteria for classifying a restructure as a trouble debt restructuring have been met. Additionally, the ASU No 2011-02 requires retrospective disclosures by portfolio segment of qualitative and quantitative information regarding troubled debt restructures occurring on or after the beginning of the annual period of adoption. The effective date of ASU No. 2011-02, was the first interim or annual period beginning after June 15, 2011. The adoption of ASU No. 2011-02 in July 2011 did not have a material impact on the Company's financial statements. See Note 5, "Allowance for Loan Losses" to these consolidated financial statements, for the disclosures required by ASU 2011-02.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 in January 2012 will not have a material impact on the Company's financial statements
In December 2010, the FASB issued ASU 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, a consensus of the FASB Emerging Issues Task Force (Issue No. 10-A).  ASU 2010-28 modifies Step 1 of the goodwill impairment test under ASC Topic 350 for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are adverse qualitative factors in determining whether an interim goodwill impairment test between annual test dates is necessary. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.   The Company expects that the adoption of ASU 2010-28 in January 2012 will not have an impact on its financial statements.

(2)	Investments

The amortized cost and fair values of investments at December 31, 2011 and 2010 are summarized as follows:

	2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$40,206	$191	$—	$40,397
Federal Agency mortgage backed securities (MBS)(1)	38,275	1,416	3	39,688
Municipal securities	48,393	2,821	5	51,209
Certificates of Deposit (2)	2,149	—	2	2,147
Total fixed income securities	129,023	4,428	10	133,441
Equity investments	6,405	804	245	6,964
Total available for sale investments, at fair value	$135,428	$5,232	$255	$140,405

Included in federal agency MBS were Collateralized Mortgage Obligations (“CMO’s”) with fair value totaling $21.8 million at December 31, 2011.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	2010
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$41,149	$55	$264	$40,940
Federal Agency mortgage backed securities (MBS)(1)	41,581	1,056	112	42,525
Non-agency CMO’s	2,386	53	—	2,439
Municipal securities	50,576	1,109	96	51,589
Total fixed income securities	135,692	2,273	472	137,493
Equity investments	3,273	1,300	6	4,567
Total available for sales investments, at fair value	$138,965	$3,573	$478	$142,060

Included in federal agency MBS were CMO’s with fair values totaling $26.0 million December 31, 2010.

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks and purchased on the open market.

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been impaired at December 31, 2011 and 2010.

	2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal Agency Obligations	$—	$—	$—	$—	$—	$—
Federal agency MBS	3,184	3	—	—	3,184	3
Municipal securities	2,258	5	—	—	2,258	5
Certificates of Deposit	2,147	2	—	—	2,147	2
Equity investments	4,225	237	92	8	4,317	245
Total temporarily impaired investments	$11,814	$247	$92	$8	$11,906	$255

	2010
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal Agency Obligations	$25,815	$264	—	—	$25,815	$264
Federal agency MBS	9,456	112	—	—	9,456	112
Municipal securities	9,386	96	—	—	9,386	96
Equity investments	94	6	—	—	94	6
Total temporarily impaired investments	$44,751	$478	$—	$—	$44,751	$478

See Note 13, “Fair Values Measurements,” for additional information regarding the Company’s fair value measurement of investments.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

As of December 31, 2011, the unrealized losses on the federal agency MBS investments were limited to one individual security, which was attributed to market interest rate volatility. The contractual cash flows of this investment is guaranteed by an agency of the U.S. Government, and the agency that issued this security is sponsored by the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the par value of the Company’s investment. The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2011, because the decline in market value is attributable to changes in interest rate and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of December 31, 2011, the unrealized losses on the Company’s municipal securities were related to four obligations and were attributed to market interest rate volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2011 based on management’s assessment of these investments including a review of market pricing and ongoing credit evaluations. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the mutual funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on an equity security is deemed to be other than temporary prior to a sale, the loss is charged to earnings.

At December 31, 2011, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in exchange traded funds and individual common stock of entities in the financial services industry.  At December 31, 2011, after the minor impairment charge discussed below, the Company’s equity portfolio had thirteen securities with total unrealized losses of $245 thousand, which were short term in nature. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating if any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period. In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities. Based upon this review, the Company did not consider these equity investments to be other-than-temporarily impaired at December 31, 2011.

During 2011, the Company recorded fair market value impairment charges of $3 thousand on a previously impaired investment contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period. During 2011, the Company sold $388 thousand of previously impaired equity funds and recognized gains of $207 thousand.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The contractual maturity distribution of total fixed income investments, excluding CDs which mature in less than a year, at December 31, 2011 is as follows:

(Dollars in thousands)	Amortized cost	Percent	Fair Value	Percent
Within one year	$8,923	7.0%	$8,977	6.8%
After one but within five years	47,591	37.5%	48,141	36.7%
After five but within ten years	34,558	27.3%	36,496	27.8%
After ten years	35,802	28.2%	37,680	28.7%
Total fixed income investments	$126,874	100.0%	$131,294	100.0%

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity, however due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Included in municipal securities and federal agency obligations are investments that can be "called" prior to final maturity with amortized cost and fair values of $37.8 million and $39.9 million, respectively, at December 31, 2011. Actual maturity of these callable securities could be shorter if called. Management considers these factors when evaluating the net interest margin in the Company's asset-liability management program.

 At December 31, 2011, agency securities with a fair value of $44.0 million were pledged as collateral against deposit account balances of municipal deposit customers. At December 31, 2010, agency securities with a fair value of $48.9 million were pledged as collateral for these municipal deposit accounts and customer repurchase agreements.

The fair market value of agency securities designated as qualified collateral for FHLB borrowing capacity amounted to $36.1 million and $37 million at December 31, 2011, and 2010, respectively.

The fair market value of municipal securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $50.8 million and $51.0 million at December 31, 2011 and 2010, respectively.

Sales of investments for the years ended December 31, 2011, 2010, and 2009 are summarized as follows:

(Dollars in thousands)	2011	2010	2009
Amortized cost of investments sold	$10,553	$4,969	$39,502
Gross realized gains on sales	791	882	1,786
Gross realized losses on sales	—	(7)	(299)
Total proceeds from sales of investments	$11,344	$5,844	$40,989

Tax exempt interest earned on the municipal securities portfolio was $1.7 million for the year ended December 31, 2011, $2.0 million for the year ended December 31, 2010 and $2.3 million for the year ended December 31, 2009.

See Item (d) “Investments,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the accounting for the Company’s investments portfolio.

(3)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Bank’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company.

In February 2009, the FHLB began implementing a number of measures in order to strengthen its financial position

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs. However, in the first quarter of 2011, the FHLB announced the reinstitution of quarterly dividends on capital stock balances based on improved profitability and capital levels. The FHLB cautioned that negative events such as further credit losses, a decline in income or regulatory disapproval could lead them to reconsider their plan to continue to declare modest cash dividends. The FHLB continues to take steps to protect members' capital and improve its profitability, including amendments to its capital plan and a joint capital enhancement agreement with the other eleven FHLBs, and continued their moratorium on excess capital stock repurchases through December 31, 2011. Although recent financial results of the FHLB have improved, and in February 2012 the FHLB announced plans for a one-time capital stock repurchase, if further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other than temporarily impaired to some degree.  At December 31, 2011, the Company’s investment in FHLB capital stock amounted to $4.7 million.  Based on management's ongoing review, the Company has not recorded any other than temporarily impairment charges on this investment to date. Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs.

(4)	Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2011	December 31, 2010
Real estate:
Commercial real estate	$650,697	$595,075
Commercial construction	117,398	111,681
Residential mortgages	83,368	79,521
Residential construction	2,943	2,874
Loans held for sale	5,061	6,408
Total real estate	859,467	795,559

Commercial and industrial	310,706	274,829
Home equity	77,135	70,147
Consumer	4,570	4,228
Gross loans	1,251,878	1,144,763

Deferred loan origination fees, net	(1,389)	(1,417)
Total loans	1,250,489	1,143,346
Allowance for loan losses	(23,160)	(19,415)
Net loans and loans held for sale	$1,227,329	$1,123,931

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program. However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”

Loan Categories

Commercial loans:
Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate. These loans are typically secured by a variety of commercial and industrial property types including one-to-four family and

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate commercial real estate loans have a variety of adjustment terms and indices, and are generally fixed for the first one to five years before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with term loans generally having initial fixed rate periods of one to three years. Commercial and industrial loans have average repayment periods of one to seven years.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan. Loans originated by other banks in which the Company is the participating institution amounted to $33.0 million at December 31, 2011 and $32.7 million at December 31, 2010.

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

Residential loans:
Enterprise originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower's primary residence, or be vacation homes or investment properties. Loan to value limits vary, generally from 80% for adjustable rate and multi-family, owner occupied properties, up to 97% for fixed rate loans on single family, owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition, financing is provided for the construction of owner occupied primary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, subject to an early payment default period covering the first four payments for certain loan sales.

Home equity loans and lines of credit:
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

Consumer loans:
Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Related Party Loans

Certain of the Company's directors, officers, principal stockholders and their associates are credit customers of the Company in the ordinary course of business. In addition, certain directors are also directors, trustees, officers or stockholders of corporations and non-profit entities or members of partnerships that are customers of the Bank and that enter into loan and other transactions with the Bank in the ordinary course of business. All loans and commitments included in such transactions are on such terms, including interest rates, repayment terms and collateral, as those prevailing at the time for comparable transactions with persons who are not affiliated with the Bank and do not involve more than a normal risk of collectability or present other features unfavorable to the Bank.

As of December 31, 2011 and 2010, the outstanding loan balances to directors, officers, principal stockholders and their associates were $10.2 million and $10.2 million, respectively. Unadvanced portions of lines of credit available to these individuals were $2.4 million and $2.6 million, as of December 31, 2011 and 2010, respectively. During 2011, new loans and net increases in loan balances or lines of credit under existing commitments of $1.4 million were made and principal paydowns of $1.4 million were received. All loans to these related parties are current.

Loans Serviced for Others

At December 31, 2011 and 2010, the Company was servicing residential mortgage loans owned by investors amounting to $24.4 million and $27.2 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $43.0 million and $36.6 million at December 31, 2011 and 2010, respectively. See the discussion above regarding for further information on commercial participations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity at December 31, are summarized below:

(Dollars in thousands)	2011	2010
Commercial real estate	$204,158	$227,926
Residential mortgages	67,344	63,166
Home equity	19,835	24,417
Total loans pledged to FHLB	$291,337	$315,509

Tax Exempt Interest

Tax exempt interest earned on qualified commercial loans was $1.2 million for the year ended December 31, 2011 and $904 thousand and $759 thousand for the years ended December 31, 2010 and 2009 respectively. Average tax exempt loan balances were $27.6 million and $21.3 million for the years ended December 31, 2011 and 2010, respectively.

(5)	Allowance for Loan Losses

Credit Quality Indicators
The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company's assets quality in the future.

Adversely classified and non-performing statistics have trended upward beginning in 2009 through 2011, as would be expected given the regional economic environment and its impact on the local commercial markets.  Management believes that more recent levels are reflective of more normalized commercial credit statistics compared to the historic lows seen just prior to 2008.  Management does not consider the increase to be indicative of significant deterioration in the credit quality of the general loan portfolio at December 31, 2011, as indicated by the following factors: the ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

Adversely Classified Loans
The Company's loan risk rating system classifies loans depending on risk of loss characteristics. The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of "substandard," "doubtful" and “loss” based on criteria established under banking regulations.

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guaranties; credit weaknesses are well-defined; borrower cash flow is insufficient to meet the required debt service specified in the loan terms and to meet other obligations, such as trade debt and tax payments.

Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The probability of loss is extremely high, but because of certain important and reasonably specific pending factors which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until more exact status may be determined.

Loans classified as loss are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible. These “loss” loans would require a specific loss reserve or charge-off.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.
The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	December 31, 2011
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Cmml real estate	$23,676	$—	$—	$627,021	$650,697
Cmml and industrial	6,963	2,073	—	301,670	310,706
Cmml construction	3,221	—	—	114,177	117,398
Residential	1,251	—	—	85,060	86,311
Home Equity	595	—	—	76,540	77,135
Consumer	6	3	—	4,561	4,570
Loans held for sale	—	—	—	5,061	5,061

Total gross loans	$35,712	$2,076	$—	$1,214,090	$1,251,878

	December 31, 2010
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Cmml real estate	$12,885	$250	$—	$581,940	$595,075
Cmml and industrial	6,765	47	—	268,017	274,829
Cmml construction	2,890	—	—	108,791	111,681
Residential	1,801	—	—	80,594	82,395
Home Equity	538	—	—	69,609	70,147
Consumer	18	4	—	4,206	4,228
Loans held for sale	—	—	—	6,408	6,408

Total gross loans	$24,897	$301	$—	$1,119,565	$1,144,763

The increase in adversely classified loans as of December 31, 2011, as compared to December 2010, was primarily due to the downgrade of twelve commercial real estate relationships totaling approximately $12.1 million, three commercial and industrial relationship of $2.7 million, and two construction relationships of approximately $2.5 million, partially offset by paydowns and credit upgrades during the period. Management continues to closely monitor these adversely classified relationships.

Past Due and Non-Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Interest payments received on loans in a non-accrual status are generally applied to principal. Additionally deposit accounts in overdrawn for 90 or more days are included in the consumer non-accrual numbers below.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2011.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Cmml real estate	$2,420	$1,885	$14,060	$18,365	$632,332	$650,697
Cmml and industrial	1,153	699	9,696	11,548	299,158	310,706
Cmml construction	171	—	727	898	116,500	117,398
Residential	703	401	850	1,954	84,357	86,311
Home Equity	—	—	536	536	76,599	77,135
Consumer	7	41	7	55	4,515	4,570
Loans held for sale	—	—	—	—	5,061	5,061

Total gross loans	$4,454	$3,026	$25,876	$33,356	$1,218,522	$1,251,878

The following table presents an age analysis of past due loans as of December 31, 2010.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Cmml real estate	$4,363	$2,002	$8,065	$14,430	$580,645	$595,075
Cmml and industrial	816	317	7,573	8,706	266,123	274,829
Cmml construction	247	—	2,890	3,137	108,544	111,681
Residential	592	—	1,395	1,987	80,408	82,395
Home Equity	70	—	407	477	69,670	70,147
Consumer	24	5	11	40	4,188	4,228
Loans held for sale	—	—	—	—	6,408	6,408

Total gross loans	$6,112	$2,324	$20,341	$28,777	$1,115,986	$1,144,763

During 2011, several commercial real estate loans which were thirty-one days overdue at December 31, 2010 were subsequently brought current, and four loans remained delinquent and were included in non-accrual at December 31, 2011, while two commercial real estate loans that had been sixty-one days past due at December 31, 2010 also migrated to non-accrual as of December 31, 2011. All loans 90 or more days past due were carried as non-accruing. Non-accrual loans which were not adversely classified amounted to $2.1 million at December 31, 2011 and $2.4 million at December 31, 2010. These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods, and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 2.07% and 1.78% at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, additional funding commitments for loans on non-accrual status totaled $97 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement, or if the borrower is not in compliance, additional funding

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

commitments may be made at the Company's discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2011	2010	2009

Income in accordance with original loan terms	$1,545	$1,274	$1,190
Less income recognized	140	361	78
Reduction in interest income	$1,405	$913	$1,112

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

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR. Impaired loans are individually evaluated for credit loss, and a specific reserve is assigned for the amount of the estimated credit loss.

Total impaired loans amounted to $38.3 million and $49.8 million at December 31, 2011 and December 31, 2010, respectively.  Total accruing impaired loans amounted to $13.2 million and $30.7 million at December 31, 2011 and December 31, 2010, respectively, while non-accrual impaired loans amounted to $25.1 million and $19.1 million as of December 31, 2011 and December 31, 2010, respectively.  The net decrease in the impaired loans since the prior year was primarily within the commercial real estate portfolio ($11.5 million) and the commercial construction portfolio ($2.0 million), partially offset by net increases in the commercial and industrial portfolio ($1.9 million).  During the current year, one larger accruing commercial real estate relationship of approximately $13.2 million was upgraded and removed from impaired/TDR status, due to the borrower's improved financial condition and sustained performance over time. In addition, the decrease was impacted by paydowns and, in particular, the full payoff of one $3.3 million accruing commercial real estate impaired/TDR relationship during the first quarter of 2011. Non-accrual impaired loan balances were primarily impacted by one larger commercial and industrial loan ($2.1 million) which became non-accrual/impaired during the period, and eight larger commercial real estate relationships (totaling $5.2 million) which became non accrual/impaired during the period, partially offset by paydowns and charge-offs during the period.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2011.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Cmml real estate	$26,052	$24,580	$20,792	$3,788	$973
Cmml and industrial	12,439	10,633	4,105	6,528	2,651
Cmml construction	2,482	2,407	229	2,178	629
Residential	655	624	286	338	125
Home Equity	50	50	—	50	50
Consumer	17	17	—	17	17
Total	$41,695	$38,311	$25,412	$12,899	$4,445

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ended December 31, 2011.

(Dollars in thousands)	Average recorded investment	Interest income recognized

Cmml real estate	$27,404	$698
Cmml and industrial	9,571	61
Cmml construction	3,880	83
Residential	621	2
Home Equity	—	2
Consumer	19	3
Total	$41,495	$849

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2010.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Cmml real estate	$37,331	$36,031	$25,405	$10,626	$853
Cmml and industrial	9,942	8,780	4,824	3,956	1,284
Cmml construction	4,419	4,364	2,135	2,229	414
Residential	596	580	233	347	121
Home Equity	50	50	50	—	—
Consumer	19	19	—	19	19
Total	$52,357	$49,824	$32,647	$17,177	$2,691

The average recorded investment in impaired loans for the year ended December 31, 2010 was $43.9 million.

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2011, 2010 and 2009, amounted to $847 thousand, $849 thousand, and $1.0 million, respectively. All payments received on impaired loans in

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

non-accrual status are applied to principal. At December 31, 2011, additional funding commitments for impaired loans totaled $588 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement, or if the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

Troubled Debt Restructures

Loans are designated as a TDR when a concession is made on a credit as a result of financial difficulties of the borrower. Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination.

TDR loans are included in the impaired loan category and as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan figures above as of December 31, 2011 and December 31, 2010 were $25.5 million and $41.6 million, respectively.  The change in balances since December 31, 2010 is discussed above.   TDR loans on accrual status amounted to $12.4 million and $30.2 million at December 31, 2011 and December 31, 2010, respectively.  Restructured loans included in non-performing loans amounted to $13.0 million and $11.3 million at December 31, 2011 and December 31, 2010, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The following tables present certain information regarding loan modifications classified as troubled debt restructures during the the year ended December 31, 2011.

Troubled debt restructure agreements entered into during the year ended December 31, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Cmml real estate	12	$4,627	$4,515
Cmml and industrial	15	1,338	1,307
Cmml construction	1	207	207
Residential	1	137	134
Home Equity	—	—	—
Consumer	—	—	—
Total	29	$6,309	$6,163

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

2011 Troubled debt restructuring that subsequently defaulted during the year ended December 31, 2011.

(Dollars in thousands)	Number of TDR's that defaulted	Post-modification outstanding recorded investment

Cmml real estate	4	$2,352
Cmml and industrial	8	614
Cmml construction	—	—
Residential	1	134
Home Equity	—	—
Consumer	—
Total	13	$3,100

There were no charge-offs associated with TDRs noted in the table above. At December 31, 2011, specific reserves allocated to the 2011 TDRs amounted to $239 thousand, and interest payments received on non-accruing 2011 TDR loans which were applied to principal and not recognized as interest income amounted to $147 thousand.

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves, for loans individually evaluated and deemed impaired, and general reserves, for larger groups of homogeneous loans, which rely on a combination of qualitative and quantitative factors that could have an impact on the credit quality of the portfolio.

Specific Reserves

When a loan is deemed to be impaired, management estimates the credit loss by comparing the loan's carrying value against either 1) the present value of the expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the expected realizable fair value of the collateral, in the case of collateral dependent loans. A specific allowance is assigned to the impaired loan for the amount of estimated credit loss. Impaired loans are charged off, in whole or in part, when management believes that the recorded investment in the loan is uncollectible.

General Reserves

In assessing the general reserves for groups of loans with similar risk characteristics, management has segmented the portfolio by I. Non-classified loans, and II. Adversely classified loans. These groups are further subdivided by loan category or risk rating. Allowance allocation factors for groups of loans with similar risk characteristics are based on each group's historical net charge off rate, which is then adjusted for current quantitative and qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the various portfolio categories on an ongoing basis.

I.Non-classified loans by credit type:

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

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group's historical charge-off rates include:

•Several key areas of expansion and growth, including geographic market, lending staff, portfolio and product lines;
•Changes in the current volume and severity of past due loans, non-accrual loans and the severity of adversely classified loans compared to historical levels;
•The current economic environment and conditions (local, state and national) and its general implications to each loan category.
•Management also considers the significant focus of the Bank on commercial loans when assessing the portfolio performance-to-peer.

Management weighs the current effect of each of these areas on each particular loan category in determining the allowance allocation factors.

II.Adversely classified loans by credit rating:

Management has established the historic loss factor for classified loans by first calculating total annual net charge-offs divided by the average annual classified loans. An average of the charge-off ratio is then determined over a trailing period of time. The time period utilized equates to the estimated average period that loans might remain in a particular classified category.

As with the non-classified loans, management has identified several factors as likely to cause estimated credit losses associated with the adversely classified portfolio to differ from historical loss experience based on management's estimate as to the effect of the qualitative or environmental factors on the level of credit losses inherent in each specific classified category. These factors reflect the significant consideration of the risk inherent in these adversely classified categories already contained in the related historic loss factor, and the fact that individually significant loans with probable loss are excluded from the group and assessed separately.

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group's historical charge-off rates include:
•Key areas of expansion consistent with the non-classified expansion and growth and the impact of this growth on classified loans. Changes in the current volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans compared to historical levels.
•Management considers the current economic environment and conditions (local, state and national) and its general implications to adversely classified loans that are already experiencing difficulties.

Management weighs the current effect of each of these areas on each particular adversely classified category in determining the allowance allocation factors.

Management must exercise significant judgment when evaluating the effect of these factors on the amount of the Allowance for Loan Losses because data may not be reasonably available or directly applicable to determine the precise impact of a factor on the collectability of the loan portfolio as of the evaluation date.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

Changes in the allowance for loan losses for the years ended ended December 31, are summarized as follows:

(Dollars in thousands)	2011	2010	2009

Balance at beginning of year	$19,415	$18,218	$15,269
Provision charged to operations	5,197	5,137	4,846
Loan recoveries	294	77	638
Less: Loans charged-off	1,746	4,017	2,535
Balance at end of year	$23,160	$19,415	$18,218

Changes in the allowance for loan losses by segment for the year ended December 31, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial		Cmml Constr		Resid. Mortgage		Home Equity		Cnsmr	Total
Beginning Balance, 12/31/10	$9,769	$5,489		$2,609		$882		$553		$113	$19,415
Provision	1,565	3,006	—	400	—	110	—	62	—	54	5,197
Recoveries	124	148		4		6		—		12	294
Less: Charge offs	603	1,075		—		3		—		65	1,746
Ending Balance, 12/31/11	$10,855	$7,568		$3,013		$995		$615		$114	$23,160

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$973	$2,651		$629		$125		50		$17	$4,445
Loans collectively evaluated for impairment	9,882	4,917		2,384		870		565		97	$18,715

The balances of loans as of December 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	$24,580	$626,117	$650,697
Cmml and industrial	10,633	300,073	310,706
Cmml construction	2,407	114,991	117,398
Residential	624	85,687	86,311
Home Equity	50	77,085	77,135
Consumer	17	4,553	4,570
Loans held for sale	—	5,061	5,061
Deferred Fees	—	(1,389)	(1,389)
Total loans	$38,311	$1,212,178	$1,250,489

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

See the section titled "Impaired Loans" above, for information regarding the changes in impaired loans balances at December 31, 2011 compared to the prior year.

Changes in the allowance for loan losses by segment for the year ended December 31, 2010, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance, 12/31/09	$9,630	$4,614	$2,475	$884	$518	$97	$18,218
Provision	1,152	2,488	1,374	23	35	65	5,137
Recoveries	2	49	5	—	—	21	77
Less: Charge offs	1,015	1,662	1,245	25	—	70	4,017
Ending Balance, 12/31/10	$9,769	$5,489	$2,609	$882	$553	$113	$19,415

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$853	$1,284	$414	$121	—	$19	$2,691
Loans collectively evaluated for impairment	8,916	4,205	2,195	761	553	94	$16,724
The balances of loans as of December 31, 2010 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Cmml real estate	36,031	559,044	595,075
Cmml and industrial	8,780	266,049	274,829
Cmml construction	4,364	107,317	111,681
Residential	580	81,815	82,395
Home Equity	50	70,097	70,147
Consumer	19	4,209	4,228
Loans held for sale	—	6,408	6,408
Deferred Fees	—	(1,417)	(1,417)
Total loans	49,824	1,093,522	1,143,346

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2011	2010
Land	$3,300	$3,295
Buildings, renovations and leasehold improvements	27,471	24,854
Computer software and equipment	7,988	11,663
Furniture, fixtures and equipment	11,059	11,020
Total premises and equipment, before accumulated depreciation	49,818	50,832
Less accumulated depreciation	(22,508)	(25,908)

Total premises and equipment, net of accumulated depreciation	$27,310	$24,924

Total depreciation expense related to premises and equipment amounted to $3.8 million, $3.4 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Total rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $809 thousand, $935 thousand and $917 thousand, respectively.

The Company is obligated under various non-cancelable operating leases, some of which provide for periodic adjustments.  At December 31, 2011 minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2012	$864
2013	815
2014	756
2015	633
2016	674
Thereafter	3,521
Total minimum lease payments	$7,263

In September 2010, the Company acquired the lease on its Main Office location for $2 million.  This amount, net of amortization, is carried in Prepaid expenses and other assets on the Company’s Consolidated Balance Sheet.

With the purchase of the operations and lending office building in late 2007 and the acquisition of the lease for the building containing the main branch and support offices, the Company collects rents on four units within these facilities.  Rental income was $255 thousand, $185 thousand and $146 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Accrued Interest Receivable

Accrued interest receivable consists of the following at December 31:

(Dollars in thousands)	2011	2010
Investments	$663	$705
Loans and loans held for sale	5,158	4,827

Total accrued interest receivable	$5,821	$5,532

(8)	Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2011	2010
Non-interest demand deposits	$309,930	$231,121
Interest bearing checking	165,718	175,056
Savings	141,289	132,313
Money market	446,526	428,992
Certificates of deposit less than $100,000	121,047	128,360
Certificates of deposit of $100,000 or more	148,648	148,147
Brokered deposits	—	82

Total deposits	$1,333,158	$1,244,071

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $1.3 million and $1.2 million at December 31, 2011 and 2010, respectively.

The following table shows the scheduled maturities of certificates of deposit with balances less than $100,000 and greater than $100,000 at December 31, 2011:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total
Due in less than twelve months	$98,445	$119,723	$218,168
Due in over one year through two years	19,154	24,910	44,064
Due in over two years through three years	3,178	3,454	6,632
Due in over three years through four years	270	561	831
Total certificates of deposit	$121,047	$148,648	$269,695

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $1.9 million, $2.2 million and $3.4 million, in 2011, 2010 and 2009, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(9)	Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2011		2010		2009
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank of Boston borrowings	$4,494	1.83%	$4,779	1.77%	$23,460	0.52%
Other Borrowings	—	—	10,000	0.35%	—	—
Securities sold under agreements to repurchase	—	—	762	0.32%	1,416	0.56%
Total borrowed funds	4,494	1.83%	15,541	0.79%	24,876	0.53%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds and debentures	$15,319	8.22%	$26,366	4.93%	$35,701	3.66%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.  The $10.0 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

FHLB borrowings at December 31, 2011 consisted of term borrowings of $4.0 million with original terms of one to three years, and one long term advance of $470 thousand, with an original term of 15 years, maturing in 1.5 years. Maximum amounts outstanding at any month end during 2011, 2010, and 2009 were $4.8 million, $46.0 million, and $112.8 million, respectively.

The Company did not have any repurchase agreements for securities sold as of December 31, 2011. Maximum amounts outstanding at any month end during 2011 were $763 thousand and in both 2010 and 2009 were $1.4 million.

As of December 31, 2011, the balance for FHLB advances with maturities within one year or less were $4.0 million and had a weighted average rate of 1.35%. The balance for FHLB advances with maturities between one to two years was $470 thousand and had a weighted average rate of 5.94% .

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and borrowed funds for the year ended December 31,

	Year ended December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$4,684	1.82%	$24,365	0.66%	$65,325	0.34%
Other borrowings	170	0.25%	58	0.75%	58	0.46%
Repurchase agreements	373	0.31%	1,145	0.47%	1,415	1.10%
Total borrowed funds	$5,227	1.66%	$25,568	0.65%	$66,798	0.36%

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral, as defined by the FHLB which includes access to a pre-approved overnight line of credit.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2011, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $184.5 million, which includes a pre-approved overnight line of credit in the amount of $11.0 million.  In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window of up to $48.0 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See note 2 and note 4 above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

On March 10, 2000, the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware.  The Trust issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable beginning in 2010, at a premium if called between 2010 and 2020 (to date, the Company has not called any portion of these trust preferred securities).  The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable beginning in 2010.

(10)	Employee Benefit Plans

401(k) Defined Contribution Plan and Profit Sharing

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan.  A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. Since January 1, 2009, the Company’s percentage match has been 60% up to the first 6% contributed by the employee.

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate.  Vesting for the Company’s 401(k) plan matching contribution is based on years of service with participants becoming 20% vested on January 1st of the year following their date of hire and each subsequent January 1st increasing pro-rata to 100% vesting on January1st following five years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan expenses and other contributions.

Beginning in 2010, the Company offered a profit sharing component to the 401(k) plan that vests in the same manner as the 401(k) employer match noted above. Employees are not required to participate in the 401(k) plan to receive a profit sharing contribution.  All eligible employees, at least 18 years of age, completing 1 hour of service and employed on the last day of the year, may receive a profit sharing contribution.  The Company’s contribution is based on company-wide net income targets that are determined at the beginning of the fiscal year and is calculated as a percentage of an employee’s base salary, including overtime and differentials, earned during the plan year up to a maximum salary amount determined by the Compensation Committee of the Board of Directors, which is currently $75 thousand.

From time to time, the Company may also make a discretionary employer contribution to the 401(k) plan.  No amounts were contributed as discretionary contributions in 2011, 2010 or 2009.

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $591 thousand, $509 thousand and $531 thousand, respectively, for the years ended December 31, 2011, 2010, and 2009.

The Company’s expense for the profit sharing contribution to the 401(k) plan was $399 thousand and $416 thousand for the years ended December 31, 2011 and 2010, respectively. There were no amounts under this component contributed in 2009.

Supplemental Retirement Plan (SERP)

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer, who currently works on a part time basis.

These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit, the amount subject to vesting requirements, to be provided for a period of 20 years after the individual reaches a defined “benefit age.”  Each officer has attained their individually defined benefit age and all participants were fully vested under the plan as of December 31, 2010, therefore the Company has not recognized service cost in the current year.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Benefit Obligation,” which is equal to the present value of the benefits to be provided to the employee or any beneficiary in exchange for the employee’s service rendered to that date.  Because the Company’s benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The amounts charged to expense for this plan were $344 thousand, $356 thousand and $341 thousand, for the years ended December 31, 2011, 2010 and 2009, respectively. The Company anticipates accruing an additional $150 thousand to the plan for the year ending December 31, 2012.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,135	$3,031	$2,870
Service cost	—	55	164
Interest cost	171	184	177
Actuarial loss(1)	173	117	—

Benefits paid	(276)	(252)	(180)
Benefit obligation at end of year	$3,203	$3,135	$3,031

Funded status:
Accrued liability as of December 31	$(3,203)	$(3,135)	$(3,031)

Discount rate used for benefit obligation	4.75%	5.50%	6.00%

Net periodic benefit cost:
Service cost	$—	$55	$164
Interest cost	171	184	177
Actuarial loss(1)	173	117	—
	$344	$356	$341
_____________________________
(1)Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. In 2011, the Company changed the discount rate from 5.50% to 4.75% and in 2010, the Company changed the discount rate from 6.00% to 5.50% to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2012	$276
2013	276
2014	276
2015	276
2016	276
2017-2021	1,379

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI (see Item (i) "Bank Owned Life Insurance" in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI), the Bank has provided supplement life insurance which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the future retirement benefits associated with this arrangement.

The following table provides a reconciliation of the changes in the supplemental life insurance plan and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2011	2010	2009
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,317	$1,194	$1,092
Service cost	15	(43)	35
Interest cost	72	69	67
Actuarial loss	10	97	—

Benefit obligation at end of year	$1,414	$1,317	$1,194

Funded status:
Accrued liability as of December 31	$(1,414)	$(1,317)	$(1,194)

Discount rate used for benefit obligation	4.75%	5.50%	6.00%
Net periodic benefit cost:
Service cost	$15	$(43)	$35
Interest cost	72	69	67
Actuarial loss(1)	10	97	—
	$97	$123	102
 (1)    Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. In 2011, the Company changed the discount rate from 5.50% to 4.75% and in 2010, the Company changed the discount rate from 6.00% to 5.50% to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

 The benefit expense of the postretirement cost of insurance for split dollar insurance coverage amounted to $97 thousand for the year ended December 31, 2011, $123 thousand for the year ended December 31, 2010 and $102 thousand for the year ended December 31, 2009.  The Company anticipates accruing an additional $83 thousand to the plan for the year ending December 31, 2012.

See note 14 “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock option and restricted stock awards.

(11)	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

Financial instruments with off-balance sheet credit risk at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)	2011	2010
Commitments to originate loans	$21,805	$60,298
Commitments to originate loans for sale	7,847	4,454
Commitments to sell loans	12,908	10,115
Standby letters of credit	16,170	20,249
Unadvanced portions of commercial real estate	8,512	15,216
Unadvanced portions of commercial loans and lines	200,242	181,713
Unadvanced portions of construction loans (cmml & resid)	67,289	77,356
Unadvanced portions of home equity lines	54,808	56,029
Unadvanced portions of consumer loans	3,075	3,101

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

customer with the same criteria associated with similar loans.

Unadvanced portions of loans and lines of credit represent credit extended to customers but not yet drawn upon, and are secured or guaranteed under preexisting loan agreements.   Commercial loans and lines may be collateralized by the assets underlying the borrower’s business such as accounts receivable, equipment, inventory and real property or may be unsecured loans and lines to financially strong borrowers and are generally guaranteed by the principals of the borrower.  Commercial real estate loans are generally secured by the underlying real property and rental agreements. Residential mortgage and home equity loans are secured by the real property financed.  Consumer loans such as installment loans are generally secured by the personal property financed, while credit card loans are generally unsecured.  The Company manages its loan portfolio to avoid concentration by industry or loan size to minimize its credit risk exposure.

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $6.7 million and $2.5 million, based on the two week computation periods encompassing December 31, 2011, and 2010, respectively.

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

(12)	Stockholders’ Equity

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

The Company has remaining approximately $16 million in capacity to raise capital under a shelf registration of rights and common stock which expires in September 2012.  In the fourth quarter of 2009, in order to increase capital and position itself to take advantage of growth and market share opportunities, the Company raised $8.9 million in new

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

capital through a combined Shareholder Subscription Rights Offering and Supplemental Community Offering, under a 2009 $25 million SEC shelf registration.  The Company contributed the net proceeds from these offerings($8.8 million net of offering expenses) to the Bank.

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

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the Bank, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Management believes, as of December 31, 2011, that the Company meets all capital adequacy requirements to which it is subject. As of December 31, 2011 and 2010, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables. To be categorized as well capitalized, the Company and the Bank must maintain minimum total Tier 1 and, in the case of the Bank, leverage capital ratios as set forth below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
The Company
Total Capital (to risk weighted assets)	$144,882	11.42%	$101,515	8.00%	$126,894	10.00%

Tier 1 Capital (to risk weighted assets)	128,679	10.14%	50,758	4.00%	76,136	6.00%

Tier 1 Capital (to average assets)	128,679	8.63%	59,625	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$144,354	11.38%	$101,512	8.00%	$126,891	10.00%

Tier 1 Capital (to risk weighted assets)	128,152	10.10%	50,756	4.00%	76,134	6.00%

Tier 1 Capital (to average assets)	128,152	8.60%	59,595	4.00%	74,494	5.00%
____________________
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
______________________
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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.3 million, of the $3.9 million total dividends paid by the Company in 2011, into 84,760 shares of the Company’s common stock, and $1.2 million, of the $3.7 million total dividends paid by the Company in 2010, into 105,732 shares of the Company’s common stock.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Fair Values Measurements

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

The following tables summarize significant assets and liabilities carried at fair value at the dates specified:

	December 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$133,441	$—	$133,441	$—
Equity securities	6,964	6,964	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	7,418	—	—	7,418
Other real estate owned	1,445	—	—	1,445

	December 31, 2010	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$137,493	$—	$137,493	$—
Equity securities	4,567	4,567	—	—
FHLB Stock	4,740	—	—	4,740

Assets measured on a non-recurring basis:
Impaired loans	13,969	—	—	13,969
Other real estate owned	825	—	—	825

During the year ended December 31, 2011, the Company did not have cause to transfer any assets between the fair value measurement levels.

Investment securities that are considered “available for sale” are carried at fair value. The fixed income category above includes federal agency obligations, federal agency MBS, non-agency CMO, municipal securities, and certificates of deposits, as held at those periods.  Certificates of Deposit are investment securities issued by Financial Institutions. They are subject to FDIC insurance and trade in the open market.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures. See the discussion regarding FHLB stock in Note 3, “Restricted Investments,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in appraisals, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2011 amounted to $2.6 million compared to $2.2 million at December 31, 2010, a net increase of $400 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. The carrying value of OREO property at December 31, 2011 was $1.4 million consisting of four properties. The carrying value of OREO at December 31, 2010 was $825 thousand and consisted of two properties.  During 2011, four properties were added to OREO through foreclosure, and two properties were sold, one of which had been held at December 31, 2010.   There were no gains or losses on OREO sales or subsequent write downs during 2011. For the year ended December 31, 2010, net gains realized on OREO sales amounted to $120 thousand and the Company wrote down the carry value of one property by $500 thousand subsequent to transfer to OREO to reflect the adjusted estimated realizable fair value.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.    The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which is typically one year.  The estimated fair value of these commitments carried on the balance sheet was $27 thousand and $40 thousand at December 31, 2011 and December 31, 2010, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance. The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.   At December 31, 2011 and December 31, 2010, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

The respective carrying values of certain financial instruments approximated their fair value, as they were short-term in nature or payable on demand. These include cash and cash equivalents, accrued interest receivable, repurchase agreements, accrued interest payable and non-certificate deposit accounts.

Investments: Fair values for investments were based on quoted market prices, where available, as provided by third-party accounting and pricing vendors. If quoted market prices were not available, fair values provided by the vendors were based on quoted market prices of comparable instruments in active markets and/or based on a matrix pricing methodology. The Company obtains a second price from a third party on a sample of fixed income securities to assess the reasonableness of prices provided by the primary pricing vendor. See the discussion regarding fair value of investment securities above for further information regarding the Company's fair value measurements of investments.

The carrying amount of FHLB stock reported approximates fair value. See the discussion regarding FHLB stock in Note 3, “Restricted Investments,” above, for further information regarding the Company's fair value assessment of FHLB capital stock.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2011 and December 31, 2010 for similar instruments. The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2011 and December 31, 2010.

Limitations: The estimates of fair value of financial instruments were based on information available at December 31, 2011 and December 31, 2010 and are not indicative of the fair market value of those instruments as of the date of this report. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.

Because no active market exists for a portion of the Company's financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates were based on existing on- and off-balance sheet financial instruments without an attempt to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The carrying values and estimated fair values of the Company's financial instruments at the dates indicated are summarized as follows:

	2011		2010
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,131	$39,131	$55,006	$55,006
Investment securities	140,405	140,405	142,060	142,060
Federal Home Loan Bank Stock	4,740	4,740	4,740	4,740
Loans, net	1,227,329	1,235,229	1,123,931	1,117,031
Accrued interest receivable	5,821	5,821	5,532	5,532

Financial liabilities:
Non-interest demand deposits	309,930	309,930	231,121	231,121
Interest bearing checking, savings, money market accounts(1)	753,533	753,533	736,443	736,443
Certificates of deposit(1)	269,695	270,282	276,507	277,109
Borrowed funds	4,494	4,541	15,541	15,623
Junior subordinated debentures	10,825	11,042	10,825	10,825
Accrued interest payable	751	751	914	914

(1) Includes brokered deposit balances, if applicable

(14)	Stock-Based Compensation Plans

The Company currently has three individual stock incentive plans: the 1998 plan as amended in 2001, the 2003 plan as amended in 2009, and the 2009 plan. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2011, 206,610 shares remain available for future grants under the 2003 and 2009 plans. The 1998 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

To date the Company has utilized the plans to issue stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $1.0 million, $880 thousand and $707 thousand for the years ended 2011, 2010 and 2009 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $415 thousand, $355 thousand and $283 thousand, for the years ended 2011, 2010 and 2009 respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

All options that have been granted under the plans generally become exercisable at the rate of 25% per year on or about the anniversary date of the original grant. Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  For the 2011 awards, under current Company guidelines, upon the date of retirement, vesting of unvested options may be accelerated if an employee meets certain retirement criteria. The 2010 and prior awards provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period.  Options outstanding at December 31, 2011 consist of options granted in 2005 and 2006 which expire 8 years from the grant date and 2007 through 2011 which expire 7 years from the grant date.

Under the terms of the plans, incentive stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the 2003 and 2009 plans that are returned to the Company unexercised shall remain available for issuance under such plans, while the plans are open. For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

	2011	2010	2009
Options granted	83,075	75,775	51,050
Average assumptions used in the model:
Expected volatility	45%	44%	40%
Expected dividend yield	2.91%	3.13%	4.54%
Expected life in years	5.5	5.2	5.5
Risk-free interest rate	2.17%	2.35%	2.32%
Market price on date of grant	$14.88	$12.32	$8.75
Per share weighted average fair value	$5.28	$4.21	$2.51
Percentage of market value at grant date	35%	34%	29%

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

divided by 2.

The risk-free interest rate is based on the U.S. Treasury rate in effect at the time of grant for a period equivalent to the expected life of the option.

Stock option transactions during the year ended December 31, 2011 are summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Outstanding December 31, 2010	590,548	$13.77	3.7	$445,274
Granted	83,075	14.88
Exercised	26,087	12.52
Forfeited/Expired	19,218	14.58
Outstanding December 31, 2011	628,318	$13.95	3.2	$555,529

Vested and Exercisable at December 31, 2011	452,288	$14.27	2.4	$299,588

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2011, in-the-money vested and exercisable options totaled 144,138.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2011. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $309 thousand, $5 thousand and $222 thousand in 2011, 2010 and 2009, respectively.  Total intrinsic value of options exercised was $101 thousand, $1 thousand and $368 thousand in 2011, 2010 and 2009, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $4 thousand, $0 thousand and $13 thousand in 2011, 2010, and 2009, respectively.

Compensation expense recognized in association with the stock option awards amounted to $230 thousand, $235 thousand and $254 thousand for the years ended 2011, 2010 and 2009, respectively.  The total tax benefit recognized related to the stock option expense was $91 thousand, $93 thousand, and $98 thousand for the years ended 2011, 2010, and 2009, respectively.

As of December 31, 2011 there was $443 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.75 years.

Restricted Stock Awards

Stock-based compensation expense recognized in association with the restricted stock award amounted to $639 thousand for the year ended December 31, 2011, $511 thousand for the year ended December 31, 2010, and $263 thousand for the year ended December 31, 2009.  The total tax benefit recognized related to restricted stock compensation expense was $257 thousand, $208 thousand, and $108 thousand for the years ended 2011, 2010, and 2009, respectively.

During 2011, the Company granted 64,765 shares of common stock in the form of restricted stock awards comprised

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

of 54,475 shares awarded to employees, generally vesting over four years, 6,790 shares awarded to directors vesting over two years and 3,500 shares awarded to an executive officer vesting immediately.  The weighted average grant date fair value of the restricted stock awarded was $14.88 per share, which reflects the market value of the common stock on the grant dates. The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about on the first anniversary date of the award.

During 2010, the Company granted 77,963 shares of common stock to employees as restricted stock awards comprised of 70,475 shares awarded to employees vesting over four years and 7,488 shares awarded to directors vesting over two years. The 2010 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award. The grant date fair value of the restricted stock awarded was $12.51 per share, which reflects the market value of the common stock on the grant date.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement. In the case of retirement, under current Company guidelines a portion of the unvested restricted shares may be accelerated if an employee meets certain retirement criteria.

The following table set forth a summary of the activity for the Company’s restricted stock awards.

	Restricted Stock	Weighted Average Grant Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Unvested at December 31, 2010	128,533	$10.99	2.4	$1,748,049
Granted	64,765	14.88
Vested/released	56,092	10.60
Forfeited	4,406	13.28
Unvested at December 31, 2011	132,800	$12.98	2.6	$1,899,040

As of December 31, 2011, there remained $1.3 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining vesting period of 2.6 years.

Director Stock Compensation in Lieu of Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Directors must make an irrevocable election to receive shares of common stock in lieu of cash fees prior to December 31st of the preceding year.  Directors are granted shares of common stock in lieu of cash fees at a per share price which reflects the market value of the common stock on the first business day of the year.

Total directors fee expense amounted to $368 thousand, $315 thousand and $288 thousand for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the 2011 expense was stock compensation in lieu of cash fees of $166 thousand, which represented 12,132 shares issued to Directors in January 2012, at a fair market value price of $13.65 per share, which reflected the fair value of the common stock on January 3, 2011. Included in the 2010 expense was stock compensation of $134 thousand, which represented 12,046 shares issued to Directors in January 2011, at a fair market value price of $11.09 per share, which reflected the fair value of the common stock on January 4, 2010. Included in the 2009 expense was stock compensation of $190 thousand, which represented 16,897 shares issued to Directors in January 2010, at a fair market value price of $11.28 per share, which reflected the fair value of the common stock on January 2, 2009.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $67 thousand, $54 thousand and $78 thousand, for the years ended 2011, 2010 and 2009 respectively.

(15)	Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2011	2010	2009
Current tax expense:
Federal	$5,501	$4,221	$3,482
State	1,699	1,512	1,272
Total current tax expense	7,200	5,733	4,754

Deferred tax (benefit)/ expense:
Federal	(1,602)	(427)	(1,144)
State	(437)	(232)	(392)
Total deferred tax benefit	(2,039)	(659)	(1,536)

Total income tax expense	$5,161	$5,074	$3,218

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing future tax rates on net income applicable to financial institutions. For tax years beginning on or after January 1, 2010, the tax rate dropped from 10.5% to 10% and for tax years beginning on or after January 1, 2011, the rate dropped to 9.5%. For tax years beginning on or after January 1, 2012 and thereafter, the rate drops to 9%.

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (35%) to income before taxes as follows:

(Dollars in thousands)	2011	2010	2009
Computed income tax expense at statutory rate	$5,476	$5,343	$3,796
State income taxes, net of federal tax benefit	833	845	581
Tax exempt income, net of disallowance	(972)	(995)	(1,035)
Bank Owned Life Insurance	(182)	(189)	(184)
Other	6	70	60

Total income tax expense	$5,161	$5,074	$3,218

Effective income tax rate	32.0%	32.3%	28.8%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2011	2010
Deferred tax asset:
Allowance for loan losses	$9,442	$7,842
Depreciation	2,646	2,433
Other-than-temporary impairment on equity securities	423	506
Supplemental employee retirement plans	1,300	1,266
Non-accrual interest	1,388	1,009
Non-qualified stock option expense	562	468
Impairment of OREO	175	202
Restricted stock	203	132

Total	16,139	13,858

Deferred tax liability:
Goodwill	1,502	1,280
Net unrealized gains on investments securities	1,780	1,113
Deferred origination costs	446	422
Other	—	4

Total	3,728	2,819

Net deferred tax asset	$12,411	$11,039

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2011. The Company paid total income taxes in 2011, 2010, and 2009 of $7.1 million, $6.2 million, and $3.6 million, respectively.  However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2011 or December 31, 2010. The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(16)	Related Party Transactions

The Bank leases its headquarters and certain related parking spaces from the National Park Service. Prior to September 2010, a realty trust leased the Bank’s headquarters and the related parking spaces from the U.S. National Park Service and in turn subleased the building and spaces to the Bank. The sole beneficiary of this realty trust is a limited partnership in which one of the Company’s Directors, who became a member of the Board of Directors in 2008, held a 13.7% limited partnership interest.

The Bank acquired the lease with the National Park Service from the trust in September 2010 for $2.0 million, in

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

addition to having paid a total of $209 thousand in prior lease payments to the trust in 2010 under the then existing sublease arrangements.   The total amount paid by the Bank to the realty trust for annual rent for the year ended December 31, 2009 was $250 thousand. The Company believes that the terms of its purchase of the lease with the National Park Service from the trust as well as its prior sublease arrangement with the trust, including the amounts paid in each case by the Bank, were substantially similar to such terms as would be included in comparable transactions entered into at the time of such transactions with a party who was not affiliated with the Bank or any of its Directors.

See note 4 “Loans” above, for information regarding loans to related parties.

(17)	Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2011	2010
Assets
Cash and due from subsidiary	$401	$181
Investment in subsidiary	138,150	127,588
Other assets	97	102
Total assets	$138,648	$127,871

Liabilities and Stockholders’ Equity
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	5	3
Total liabilities	11,200	11,198

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,472,748 and 9,290,465 shares issued and outstanding at December 31, 2011 and 2010, respectively	95	93
Additional paid-in capital	45,158	42,590
Retained earnings	78,999	72,000
Accumulated other comprehensive income	3,196	1,990
Total stockholders’ equity	$127,448	$116,673

Total liabilities and stockholders’ equity	$138,648	$127,871

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2011	2010	2009
Undistributed equity in net income of Subsidiary	$9,356	$9,095	$6,556
Dividends distributed by subsidiary	3,000	2,900	2,800
Total income	12,356	11,995	9,356

Interest expense	1,177	1,177	1,177
Other operating expenses	225	168	223
Total operating expenses	1,402	1,345	1,400

Income before income taxes	10,954	10,650	7,956
Provision for income tax	10	10	10

Net income	$10,944	$10,640	$7,946

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$10,944	$10,640	$7,946
Adjustments to reconcile net income to net cash
Undistributed equity in net income of subsidiary	(9,356)	(9,095)	(6,556)
Payment from subsidiary bank for stock compensation expense	1,003	936	684
(Increase)/decrease in other assets	5	(66)	13
Increase/(decrease) in other liabilities	2	(8)	(117)
Net cash provided by operating activities	2,598	2,407	1,970

Cash flows from investing activities:
Investments in subsidiaries	—	—	(8,774)
Net cash used in investing activities	—	—	(8,774)

Cash flows from financing activities:
Cash dividends paid	(3,945)	(3,682)	(3,104)
Proceeds from issuance of common stock	1,254	1,198	9,847
Proceeds from exercise of stock options	309	5	222
Tax benefit from exercise of stock options	4	—	13
Net cash (used in)/ provided by financing activities	(2,378)	(2,479)	6,978

Net (decrease)/increase in cash and cash equivalents	220	(72)	174

Cash and cash equivalents, beginning of year	181	253	79

Cash and cash equivalents, end of year	$401	$181	$253

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(18)	Quarterly Results of Operations (Unaudited)

	2011
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$16,240	$16,490	$16,913	$17,326
Interest expense	2,231	2,220	2,174	2,018
Net interest income	14,009	14,270	14,739	15,308
Provision for loan losses	922	1,192	1,840	1,243
Net interest income after provision for loan losses	13,087	13,078	12,899	14,065

Non-interest income	2,780	2,785	2,754	2,957
Other-than-temporary impairment charge	—	—	—	(3)
Net gains on sales of investment securities	—	261	486	44
Non-interest expense	12,200	12,094	11,878	12,916
Income before income taxes	3,667	4,030	4,261	4,147
Provision for income tax	1,203	1,345	1,324	1,289
Net income, as reported	$2,464	$2,685	$2,937	$2,858

Basic earnings per share	$0.26	$0.29	$0.31	$0.30

Diluted earnings per share	$0.26	$0.28	$0.31	$0.30

	2010
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$15,865	$16,425	$16,353	$16,388
Interest expense	2,682	2,569	2,456	2,353
Net interest income	13,183	13,856	13,897	14,035
Provision for loan losses	879	1,033	1,275	1,950
Net interest income after provision for loan losses	12,304	12,823	12,622	12,085

Non-interest income	2,591	2,588	2,660	2,855
Other-than-temporary impairment charge	(1)	(7)	—	—
Net gains on sales of investment securities	501	276	—	98
Non-interest expense	11,133	11,772	11,208	11,568
Income before income taxes	4,262	3,908	4,074	3,470
Provision for income tax	1,376	1,305	1,345	1,048
Net income, as reported	$2,886	$2,603	$2,729	$2,422

Basic earnings per share	$0.32	$0.28	$0.30	$0.26

Diluted earnings per share	$0.32	$0.28	$0.30	$0.26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Boston, Massachusetts
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors
Enterprise Bancorp, Inc:

We have audited Enterprise Bancorp, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion on those consolidated financial statements.
Boston, Massachusetts
March 15, 2012

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 120 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2011) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.	Other Information

None
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 1, 2012, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

(b)    Exhibits

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

10.2
Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended May 2, 2006, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-133792) filed May 4, 2006.

10.3	Enterprise Bancorp, Inc. Employee Stock Purchase Plan, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-136700), filed on August 17, 2006.

10.4.1
Specimen Incentive Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.1 to the Company’s Form 10-K for the year ended December 31, 2004 (applicable to grants prior to January 1, 2007).

10.4.2
Specimen Nonqualified Stock Option Agreement for executive officers under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.38.2 to the Company’s Form 10-K for the year ended December 31, 2004 (applicable to grants prior to January 1, 2007).

10.4.3
Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.4.4	Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to

Exhibit 10.49.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009).

10.4.5
Specimen Incentive Stock Option Agreement  (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.3 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006).

10.4.6
Specimen Nonqualified Stock Option Agreement (includes Company right of repayment) under Enterprise Bancorp, Inc. Amended and Restated 1998 Stock Incentive Plan and 2003 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.49.4 to the Company’s Form 10-Q for the quarter ended March 31, 2007 (applicable to grants after December 31, 2006 and prior to March 17, 2009).

10.5
Enterprise Bancorp, Inc. Amended and Restated Dividend Reinvestment Plan, incorporated by reference to the section of the Company’s Registration Statement on Form S-3 (Reg. No. 333-17394), filed on May 5, 2011, appearing under the heading “The Plan.”

10.6.1
Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.2.1 to the Company’s Form 8-K filed on December 24, 2008.

10.6.2
Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.2.2 to the Company’s Form 8-K filed on December 24, 2008.

10.6.3
Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.2.3 to the Company’s Form 8-K filed on December 24, 2008.

10.7.1
Change in Control/Noncompetition Agreement dated as of December 18, 2008 by and among the Company, the Bank and Stephen J. Irish, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2008.

10.7.2
Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2010

10.8.1
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to the Company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.8.2
Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to the Company’s 8-K filed on July 20, 2005, as amended by Form 8-K/A filed on February 23, 2006.

10.9.1
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Form 8-K filed on December 24, 2008.

10.9.2
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2005 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Form 8-K filed on December 24, 2008.

10.10	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.40.1 to the Company’s 8-K filed on July 20, 2005.

10.11	Supplemental Life Insurance Agreement dated as of July 15, 2005 by and between the Bank and Richard

W. Main, incorporated by reference to Exhibit 10.40.2 to the Company’s 8-K filed on July 20, 2005.

10.12
Enterprise Bank and Trust Company Supplemental Life Insurance Plan adopted April 5, 2006, incorporated by reference to Exhibit 10.52 to the Company’s Form 10-Q for the quarter ended September 30, 2006.

10.13	Description of directors’ compensation, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2010.

10.14.1
Form of Restricted Stock Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 26, 2009.

10.14.2
Form of Nonqualified Stock Option Agreement dated as of March 17, 2009 under Enterprise Bancorp, Inc. 2003 Stock Incentive Plan, as amended, by and between the Company and James A. Marcotte, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 26, 2009.

10.15	Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 6, 2009.

10.16.1	Specimen Incentive Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on May 6, 2009.

10.16.2	Specimen Nonqualified Stock Option Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on May 6, 2009.

10.16.3	Specimen Restricted Stock Agreement under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on May 6, 2009.

10.16.4
Specimen Restricted Stock Agreement for grants of restricted stock to officers and directors under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the company’s Form 10-Q for the quarter ended March 31, 2010.

10.17.1
First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.17.2
First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.17.3
First Amendment dated as of April 1, 2009 to Employment Agreement dated as of December 19, 2008 by and among the Company, the Bank and John P. Clancy, Jr., incorporated by reference to Exhibit 10.1.3 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

10.18
Enterprise Bank 2011 Variable Compensation Plan, including information regarding grants to named executive officers, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on June 21, 2010.

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

101
The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

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

ENTERPRISE BANCORP, INC.
Date: March 15, 2012	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 15, 2012
George L. Duncan

/s/ Kenneth S. Ansin	Director	March 15, 2012
Kenneth S. Ansin

/s/ Gino J. Baroni	Director	March 15, 2012
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 15, 2012
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2012
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2012
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2012
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 15, 2012
Normand E. Deschene

/s/ Lucy A. Flynn	Director	March 15, 2012
Lucy A. Flynn

/s/ Eric W. Hanson	Director	March 15, 2012
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2012
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2012
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 15, 2012
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 15, 2012
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 15, 2012
Michael T. Putziger

/s/ Carol L. Reid	Director	March 15, 2012
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 15, 2012
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2012
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 15, 2012
Michael K. Sullivan