Form 10-Q
period 2012-03-31
ENTERPRISE BANCORP INC /MA/
filed 2012-05-10
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: May 1, 2012 Common Stock - Par Value $0.01: 9,581,286 shares outstanding.

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$28,316	$30,231
Interest-earning deposits	50,277	6,785
Fed funds sold	17,567	2,115
Total cash and cash equivalents	96,160	39,131
Investment securities at fair value	154,085	140,405
Federal Home Loan Bank Stock	4,260	4,740
Loans, less allowance for loan losses of $22,607 at March 31, 2012 and $23,160 at December 31, 2011 respectively	1,228,774	1,227,329
Premises and equipment	27,026	27,310
Accrued interest receivable	5,698	5,821
Deferred income taxes, net	12,258	12,411
Bank-owned life insurance	15,071	14,937
Prepaid income taxes	807	287
Prepaid expenses and other assets	10,275	11,136
Goodwill	5,656	5,656
Total assets	$1,560,070	$1,489,163

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,405,007	$1,333,158
Borrowed funds	2,869	4,494
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	10,346	12,487
Accrued interest payable	340	751
Total liabilities	$1,429,387	$1,361,715
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,580,911, and 9,472,748 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	96	95
Additional paid-in-capital	45,960	45,158
Retained earnings	81,128	78,999
Accumulated other comprehensive income	3,499	3,196
Total stockholders’ equity	$130,683	$127,448
Total liabilities and stockholders’ equity	$1,560,070	$1,489,163

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Interest and dividend income:
Loans	$15,958	$15,270
Investment securities	799	954
Other interest-earning assets	19	16
Total interest and dividend income	16,776	16,240
Interest expense:
Deposits	1,537	1,915
Borrowed funds	16	22
Junior subordinated debentures	294	294
Total interest expense	1,847	2,231
Net interest income	14,929	14,009
Provision for loan losses	300	922
Net interest income after provision for loan losses	14,629	13,087
Non-interest income:
Investment advisory fees	1,021	956
Deposit service fees	1,089	1,023
Income on bank-owned life insurance	134	140
Net gains on sales of investment securities	47	—
Gains on sales of loans	240	220
Other income	511	419
Total non-interest income	3,042	2,758
Non-interest expense:
Salaries and employee benefits	7,503	6,976
Occupancy and equipment expenses	1,414	1,449
Technology and telecommunications expenses	999	973
Advertising and public relations expenses	789	665
Deposit insurance premiums	277	489
Audit, legal and other professional fees	483	310
Supplies and postage expenses	231	218
Investment advisory and custodial expenses	97	104
Other operating expenses	1,093	994
Total non-interest expense	12,886	12,178
Income before income taxes	4,785	3,667
Provision for income taxes	1,612	1,203
Net income	$3,173	$2,464

Basic earnings per share	$0.33	$0.26
Diluted earnings per share	$0.33	$0.26

Basic weighted average common shares outstanding	9,499,568	9,318,522
Diluted weighted average common shares outstanding	9,568,677	9,356,479

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Net income	$3,173	$2,464

Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	504	376
Income tax expense	(170)	(127)
Net unrealized holding gains, net of tax	334	249
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	47	—
Income tax expense	(16)	—
Reclassification adjustment for gains realized, net of tax	31	—

Total other comprehensive income	303	249
Comprehensive income	$3,476	$2,713

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	$95	$45,158	$78,999	$3,196	$127,448
Net income			3,173		3,173
Other comprehensive income, net				303	303
Tax benefit from exercise of stock options		1			1
Common stock dividend paid ($0.11 per share)			(1,044)		(1,044)
Common stock issued under dividend reinvestment plan	—	317			317
Stock-based compensation	1	430			431
Stock options exercised	—	54			54
Balance at March 31, 2012	$96	$45,960	$81,128	$3,499	$130,683

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$3,173	$2,464
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	922
Depreciation and amortization	1,036	1,020
Stock-based compensation expense	318	306
Mortgage loans originated for sale	(12,278)	(5,562)
Proceeds from mortgage loans sold	13,517	12,041
Gains on sales of loans	(240)	(220)
Gains on sales of OREO	(76)	—
Net gains on sales of investments	(47)	—
Income on bank-owned life insurance, net of costs	(134)	(138)
Changes in:
Accrued interest receivable	123	(137)
Prepaid expenses and other assets	177	387
Accrued expenses and other liabilities	(2,542)	(874)
Accrued interest payable	(411)	(352)
Net cash provided by operating activities	2,916	9,857
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	540	—
Proceeds from FHLB capital stock repurchase	480	—
Proceeds from maturities, calls and pay-downs of investment securities	3,600	8,975
Purchase of investment securities	(16,928)	(840)
Net increase in loans	(3,144)	(14,631)
Additions to premises and equipment, net	(613)	(1,514)
Proceeds from OREO sales and payments	626	—
Net cash used in investing activities	(15,439)	(8,010)
Cash flows from financing activities:
Net increase in deposits	71,849	40,975
Net decrease in borrowed funds	(1,625)	(9,999)
Cash dividends paid	(1,044)	(977)
Proceeds from issuance of common stock	317	312
Proceeds from the exercise of stock options	54	1
Tax benefit from the exercise of stock option	1	—
Net cash provided by financing activities	69,552	30,312

Net increase in cash and cash equivalents	57,029	32,159
Cash and cash equivalents at beginning of period	39,131	55,006
Cash and cash equivalents at end of period	$96,160	$87,165

Supplemental financial data:
Cash Paid For: Interest	$2,258	$2,583
Cash Paid For: Income Taxes	2,132	630

Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	514	—
Transfer from loans to other real estate owned	400	—

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Organization of Holding Company

The consolidated interim financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

The Bank has five wholly owned subsidiaries.  The Bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has three subsidiary corporations incorporated in the state of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws. Theses subsidiaries are: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III, which hold various types of qualifying securities.  The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

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

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s December 31, 2011 audited consolidated financial statements and notes thereto contained in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.  Interim results are not necessarily indicative of results to be expected for the entire year.

The Company has not changed its significant accounting and reporting policies from those disclosed in its 2011 Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Certain previous year amounts in the footnotes to the unaudited consolidated financial statements have been reclassified to conform to the current year’s presentation.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(3)	Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

As discussed in the Company’s 2011 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K for significant accounting policies.

(4)	Reporting Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available for sale, net of deferred income taxes. In accordance with FASB Accounting Standards Update No. 2011-05, beginning in the first quarter of 2012, the Company has presented the components of comprehensive income as a separate financial statement following the consolidated income statement.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation and the effect of those shares on earnings, for the periods indicated:

	Three months ended March 31,
	2012	2011
Basic weighted average common shares outstanding	9,499,568	9,318,522
Dilutive shares	69,109	37,957
Diluted weighted average common shares outstanding	9,568,677	9,356,479
Basic earnings per share	$0.33	$0.26
Effect of dilutive shares	—	—
Diluted earnings per share	$0.33	$0.26

For the three months ended March 31, 2012, there were an additional 132,334 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(6)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations (1)	$47,258	$172	$72	$47,358
Federal Agency mortgage backed securities (MBS) (1)	43,592	1,371	—	44,963
Municipal securities	49,379	2,517	23	51,873
Certificates of Deposit (2)	1,548	—	1	1,547
Total fixed income securities	141,777	4,060	96	145,741
Equity investments	6,875	1,506	37	8,344
Total available for sale securities, at fair value	$148,652	$5,566	$133	$154,085

	December 31, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$40,206	$191	$—	$40,397
Federal Agency mortgage backed securities (MBS) (1)	38,275	1,416	3	39,688
Municipal securities	48,393	2,821	5	51,209
Certificates of Deposit (2)	2,149	—	2	2,147
Total fixed income securities	129,023	4,428	10	133,441
Equity investments	6,405	804	245	6,964
Total available for sale securities, at fair value	$135,428	$5,232	$255	$140,405
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/Collateralized Mortgage Obligations ("CMOs") investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks and purchased on the open market.

Included in the carrying amount of federal agency MBS category were CMOs totaling $20.3 million and $21.8 million at March 31, 2012 and December 31, 2011, respectively.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold.  However, if an unrealized loss on the fixed income portfolio is deemed to be other-than-temporarily, the credit loss portion is charged to earnings and the non-credit portion is recognized in accumulated other comprehensive income.

As of March 31, 2012, the unrealized losses on the federal agency obligations were limited to three individual securities, which was attributed to market interest rate volatility. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government, and the agency that issued these securities are sponsored by the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investment. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012,

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

because the decline in market value is attributable to changes in interest rate and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

As of March 31, 2012, the unrealized losses on the Company’s municipal securities were related to three obligations and were attributed to market interest rate volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2012 based on management’s assessment of these investments including a review of market pricing and ongoing credit evaluations. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

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

At March 31, 2012, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 14%) invested in exchange traded funds or individual common stock of entities in the financial services industry.  At March 31, 2012, the Company had four investments with total unrealized losses of $37 thousand which were short term in nature.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating whether any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.  Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at March 31, 2012.

During the three months ended March 31, 2012, the Company did not record any fair value impairment charges on equity investments; during that period, the Company sold $13 thousand of previously impaired equity funds and recognized gains of $2 thousand.  In addition, the Company sold $480 thousand in other investment securities and recognized gains of $45 thousand.

During the three months ended March 31, 2011, there were no impairment charges or sales.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The contractual maturity distribution at March 31, 2012, of total fixed income investments, excluding CDs which mature in less than a year, is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agency obligations	$5,010	$5,022	$42,248	$42,336	$—	$—	$—	$—
MBS	—	—	135	140	13,528	14,106	29,929	30,717
Municipal securities	6,054	6,104	11,516	11,847	19,007	20,120	12,802	13,802
Total Fixed Income	$11,064	$11,126	$53,899	$54,323	$32,535	$34,226	$42,731	$44,519

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of municipal and federal agency obligations categories are $43.0 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if called.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program. There was no significant change in the maturity distribution as of March 31, 2012 as compared to December 31, 2011.

See Note 13, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers.  The fair value of securities pledged as collateral for these purposes was $42.3 million at March 31, 2012.  In addition, securities designated as qualified collateral for FHLB borrowing capacity amounted to $39.0 million at March 31, 2012.  Securities designated as qualified collateral for borrowing from the Federal Reserve Bank of Boston (the “FRB”) through its discount window amounted to $51.1 million at March 31, 2012.

(7)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Beginning in 2008 through 2010, the FHLB implemented a number of measures in order to strengthen its financial position and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  However, in 2011, based on improved profitability and capital levels, the FHLB announced the reinstitution of modest quarterly dividends on capital stock balances. In February 2012, the FHLB announced a one-time capital stock repurchase of a small portion of members excess stock; apart from this one time repurchase the moratorium on the repurchase of excess capital stock continues in effect. Although financial results of the FHLB have recently improved, if negative events or further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree.  At March 31, 2012, the Company’s investment in FHLB capital stock amounted to $4.3 million, compared to $4.7 million at December 31, 2011. The change reflects the FHLB repurchase of $480 thousand of the Bank's capital stock holdings. Based on management’s ongoing review, the Company has not recorded any other-than-temporarily impairment charges on this investment to date. Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(8)	Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Real estate:
Commercial real estate	$644,387	$650,697
Commercial construction	121,678	117,398
Residential mortgages	83,606	83,368
Residential construction	1,827	2,943
Loans held for sale	4,062	5,061
Total real estate	855,560	859,467
Commercial and industrial	317,196	310,706
Home equity	76,475	77,135
Consumer	3,507	4,570
Gross loans	1,252,738	1,251,878
Deferred loan origination fees, net	(1,357)	(1,389)
Total loans	1,251,381	1,250,489
Allowance for loan losses	(22,607)	(23,160)
Net loans and loans held for sale	$1,228,774	$1,227,329

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

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established developers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $32.1 million at March 31, 2012 and $33.0 million at December 31, 2011.

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

Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation homes, or investment properties.  Loan to value limits vary, generally from 80% for adjustable rate and multi-family, owner occupied properties, up to 97% for fixed rate loans on single family, owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

extended to individual customers. The aggregate amount of overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At March 31, 2012 and December 31, 2011, the Company was servicing residential mortgage loans owned by investors amounting to $24.2 million and $24.4 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $44.7 million and $43.0 million at March 31, 2012 and December 31, 2011, respectively. See the discussion above for further information regarding commercial participations.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

	March 31, 2012	December 31, 2011
Commercial real estate	$238,728	$204,158
Residential mortgages	66,719	67,344
Home equity	15,532	19,835
Total loans pledged to FHLB	$320,979	$291,337

The increase since December 31, 2011 reflects the pledge of additional commercial real estate mortgage loans during the quarter in order to provide additional borrowing capacity as part of the Company's ongoing liquidity management.

(9)	Allowance for Loan Loss

Credit Quality Indicators

Management believes that current adversely classified, past due and non-performing statistics are reflective of the regional economic environment and its impact on the local commercial markets.  Management does not consider the current levels to be indicative of significant deterioration in the credit quality of the general loan portfolio at March 31, 2012, as indicated by the following factors: the ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company's assets quality in the future.

Adversely Classified Loans

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard,” “doubtful” and “loss” based on criteria established under banking regulations.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

The following tables presents the credit risk profile by internally assigned risk rating category at the periods indicated.

	March 31, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$23,476	$—	$—	$620,911	$644,387
Commercial and industrial	6,016	2,113	—	309,067	317,196
Commercial construction	3,157	—	—	118,521	121,678
Residential	1,242	—	—	84,191	85,433
Home Equity	587	—	—	75,888	76,475
Consumer	3	2	—	3,502	3,507
Loans held for sale	—	—	—	4,062	4,062
Total gross loans	$34,481	$2,115	$—	$1,216,142	$1,252,738

	December 31, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$23,676	$—	$—	$627,021	$650,697
Commercial and industrial	6,963	2,073	—	301,670	310,706
Commercial construction	3,221	—	—	114,177	117,398
Residential	1,251	—	—	85,060	86,311
Home Equity	595	—	—	76,540	77,135
Consumer	6	3	—	4,561	4,570
Loans held for sale	—	—	—	5,061	5,061
Total gross loans	$35,712	$2,076	$—	$1,214,090	$1,251,878

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present age analysis of past due loans as of the dates indicated.

Balance at March 31, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$4,474	$1,636	$15,231	$21,341	$623,046	$644,387
Commercial and industrial	824	515	8,882	10,221	306,975	317,196
Commercial construction	367	255	409	1,031	120,647	121,678
Residential	—	908	843	1,751	83,682	85,433
Home Equity	337	40	528	905	75,570	76,475
Consumer	29	1	3	33	3,474	3,507
Loans held for sale	—	—	—	—	4,062	4,062
Total gross loans	$6,031	$3,355	$25,896	$35,282	$1,217,456	$1,252,738

Balance at December 31, 2011
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,420	$1,885	$14,060	$18,365	$632,332	$650,697
Commercial and industrial	1,153	699	9,696	11,548	299,158	310,706
Commercial construction	171	—	727	898	116,500	117,398
Residential	703	401	850	1,954	84,357	86,311
Home Equity	—	—	536	536	76,599	77,135
Consumer	7	41	7	55	4,515	4,570
Loans held for sale	—	—	—	—	5,061	5,061
Total gross loans	$4,454	$3,026	$25,876	$33,356	$1,218,522	$1,251,878

As of March 31, 2012, loans 30-59 days past due increased compared to December 31, 2011, due primarily to several commercial real estate loans which were 32 days overdue at March 31, 2012 that were subsequently brought current.  Total non-accrual loans amounted to $25.9 million at both March 31, 2012 and December 31, 2011.  Non-accrual loans which were not adversely classified amounted to $2.5 million at March 31, 2012 and $2.1 million at December 31, 2011.  These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non-accrual loans to total loans amounted to 2.07% at both March 31, 2012 and December 31, 2011, and 2.00% at March 31, 2011.

At March 31, 2012, additional funding commitments for loans on non-accrual status totaled $664 thousand compared to $97 thousand at December 31, 2011.  The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Impaired loans include loans that have been modified in a troubled debt restructuring (TDR, see below).  Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR.  Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $37.7 million and $38.3 million, at March 31, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $13.0 million and $13.2 million at March 31, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $24.7 million and $25.1 million as of March 31, 2012 and December 31, 2011, respectively.  The decrease was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at March 31, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$26,516	$24,932	$21,712	$3,220	$841
Commercial and industrial	11,271	9,809	4,201	5,608	2,118
Commercial construction	2,213	2,137	481	1,656	561
Residential	784	750	412	338	125
Home Equity	50	50	—	50	50
Consumer	16	16	—	16	16
Total	$40,850	$37,694	$26,806	$10,888	$3,711

Balance at December 31, 2011
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$26,052	$24,580	$20,792	$3,788	$973
Commercial and industrial	12,439	10,633	4,105	6,528	2,651
Commercial construction	2,482	2,407	229	2,178	629
Residential	655	624	286	338	125
Home Equity	50	50	—	50	50
Consumer	17	17	—	17	17
Total	$41,695	$38,311	$25,412	$12,899	$4,445

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the periods indicated.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$24,347	$124	$34,180	$330
Commercial and industrial	10,519	18	9,351	15
Commercial construction	2,037	21	4,497	25
Residential	687	—	541	—
Home Equity	50	1	37	1
Consumer	17	1	19	—
Total	$37,657	$165	$48,625	$371

Troubled Debt Restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments, principal or interest, which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.

Restructured loans are included in the impaired loan category and as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K, for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total TDR loans, included in the impaired loan figures above as of March 31, 2012 and December 31, 2011 were $24.5 million and $25.5 million, respectively.

TDR loans on accrual status amounted to $12.1 million and $12.4 million at March 31, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $12.5 million and $13.0 million at March 31, 2012 and December 31, 2011, respectively.

The following tables present certain information regarding loan modifications classified as troubled debt restructures during the periods presented.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the three months ended March 31, 2012.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	3	118	118
Commercial construction	—	—	—
Residential	1	130	130
Home Equity	—	—	—
Consumer	—	—	—
Total	4	$248	248

Troubled debt restructures that subsequently defaulted during the three months ended March 31, 2012(1).

(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	4	$2,327
Commercial and industrial	8	573
Commercial construction	—	—
Residential	1	132
Home Equity	—	—
Consumer	—	—
Total	13	$3,032
 (1) Data represents loans modified as troubled debt restructuring within the previous twelve months for which there was a payment default during the period noted.

There were no charge-offs associated with TDRs noted in 2012 the tables above at the periods indicated.  At March 31, 2012, specific reserves allocated to the new 2012 TDRs amounted to $23 thousand, and interest payments received on non-accruing 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $1 thousand.

Troubled debt restructure agreements entered into during the three months ended March 31, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$388	$388
Commercial and industrial	3	548	547
Commercial construction	—	—	—
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	5	$936	935

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Through March 31, 2011, no subsequent defaults of modified term were noted for the TDRs presented in the 2011 table above. There were no charge-offs associated with TDRs noted in the 2011 tables above at the periods indicated.  At March 31, 2011, specific reserves allocated to the new 2011 TDRs amounted to $65 thousand and interest payments received on non-accruing 2011 TDR loans which were applied to principal and not recognized as interest income amounted to $1 thousand.

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s most recent Annual Report on Form 10-K.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $22.6 million at March 31, 2012 compared to $23.2 million at December 31, 2011. The allowance for loan losses to total loans ratio was 1.81% at March 31, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under “Credit Risk/Asset Quality."   Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2012.

Changes in the allowance for loan losses by segment for the three months ended March 31, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/11	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	(257)	325	281	(168)	148	(29)	300
Recoveries	—	46	2	—	1	1	50
Less: Charge offs	—	797	100	—	—	6	903
Ending Balance, 03/31/12	$10,598	$7,142	$3,196	$827	$764	$80	$22,607
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$841	$2,118	$561	$125	$50	$16	$3,711
Allotted to loans collectively evaluated for impairment	9,757	5,024	2,635	702	714	64	$18,896

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Changes in the allowance for loan losses by segment for the three months ended March 31, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/10	$9,769	$5,489	$2,609	$882	$553	$113	$19,415
Provision	(139)	680	451	(71)	23	(22)	922
Recoveries	14	43	4	2	—	3	66
Less: Charge offs	—	122	—	—	—	8	130
Ending Balance, 03/31/11	$9,644	$6,090	$3,064	$813	$576	$86	$20,273
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$620	$1,818	$596	$119	$—	$19	$3,172
Allotted to loans collectively evaluated for impairment	9,024	4,272	2,468	694	576	67	$17,101

The balances of loans as of March 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$24,932	$619,455	$644,387
Commercial and industrial	9,809	307,387	317,196
Commercial construction	2,137	119,541	121,678
Residential	750	84,683	85,433
Home Equity	50	76,425	76,475
Consumer	16	3,491	3,507
Loans held for sale	—	4,062	4,062
Deferred Fees	—	(1,357)	(1,357)
Total loans	$37,694	$1,213,687	$1,251,381

The balances of loans as of December 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$24,580	$626,117	$650,697
Commercial and industrial	10,633	300,073	310,706
Commercial construction	2,407	114,991	117,398
Residential	624	85,687	86,311
Home Equity	50	77,085	77,135
Consumer	17	4,553	4,570
Loans held for sale	—	5,061	5,061
Deferred Fees	—	(1,389)	(1,389)
Total loans	$38,311	$1,212,178	$1,250,489

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(10)	Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $318 thousand compared to $306 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $60 thousand and $51 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

There were a total of 67,750 and 82,075 stock option awards granted to employees in three months ended March 31, 2012 and 2011, respectively. All options that have been granted under the plans generally become exercisable at the rate of 25% per year on or about the anniversary date of the original grant. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter, and these options expire seven years from the date of grant. For these awards, under Company guidelines, upon the date of retirement, vesting of unvested options may be accelerated if an employee meets certain retirement criteria.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants. The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in the three months ended March 31, 2012 and 2011.

	2012	2011
Options granted	67,750	82,075
Average assumptions used in the model:
Expected volatility	50%	44%
Expected dividend yield	2.88%	2.92%
Expected life in years	5.5	5.5
Risk-free interest rate	1.38%	2.17%
Market price on date of grant	$16.25	$14.85
Per share weighted average fair value	$6.33	$5.27
Percentage of market value at grant date	39%	35%

Refer to note 14 “Stock-Based Compensation Plans” in the Company’s 2011 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $205 thousand and $198 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively.

During the first quarter of 2012, the Company granted 71,176 shares of common stock in the form of restricted stock awards comprised of 61,960 shares awarded to employees, generally vesting over four years, 3,000 shares awarded to an executive officer vesting immediately, and 6,216 shares awarded to directors vesting over two years. The grant date fair value of the restricted stock awarded was $16.25 per share, which reflected the market value of the common stock on the grant date. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

During the first quarter of 2011, the Company granted 63,765 shares of common stock in the form of restricted stock awards

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

comprised of 53,475 shares awarded to employees, generally vesting over four years, 3,500 shares awarded to an executive officer vesting immediately and 6,790 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $14.85 per share, which reflects the market value of the common stock on the grant date. The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock or stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement. In the case of retirement, under current Company guidelines, a portion of the unvested restricted shares may be accelerated if the employee meets certain retirement criteria.

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $53 thousand compared to $57 thousand for the three months ended March 31, 2012 and March 31, 2011, respectively. In January 2012, directors were issued 12,132 shares of common stock in lieu of cash fees related to the 2011 annual directors’ stock-based compensation expense of $166 thousand and a fair market value price of $13.65 per share, which reflected the fair market value of the common stock on January 3, 2011.

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

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Service Cost	$—	$—
Interest Cost	38	43
Net periodic benefit cost	$38	$43

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2012 and March 31, 2011. The Company anticipates accruing an additional $114 thousand to the plan during the remainder of 2012.

Supplemental Life Insurance

For certain senior and executive officers on whom the Company owns BOLI, the Company has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Service Cost	$2	$6
Interest Cost	17	18
Actuarial Gain/Loss	—	(19)
Net periodic post retirement benefit cost	$19	$5

(12)	Accounting for Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2012.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$145,741	$—	$145,741	$—
Equity securities	8,344	8,344	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,148	—	—	6,148
Other real estate owned	1,295	—	—	1,295

	December 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$133,441	$—	$133,441	$—
Equity securities	6,964	6,964	—	—
FHLB Stock	4,740	—	—	4,740
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,418	—	—	7,418
Other real estate owned	1,445	—	—	1,445

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2012 or the year ended December 31, 2011. There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2012, or December 31, 2011, There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the three months ended March 31, 2012, or the year ended December 31, 2011.

Investment securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities and certificates of deposits, as held at those dates.  Certificates of deposit are investment securities issued by financial institutions. They are subject to FDIC insurance and trade in the open market.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.”

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.

A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2012 amounted to $2.4 million compared to $2.6 million at December 31, 2011, a net decrease of $202 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”).  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at March 31, 2012 and December 31, 2011 consisted of four properties at the end of each period. One property was added and one property was sold during the first quarter of 2012; there were $76 thousand gains realized on the sale of this OREO property.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2012.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,260	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$6,148	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$1,295	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)    Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet was $19 thousand and $27 thousand at March 31, 2012 and December 31, 2011, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At March 31, 2012 and December 31, 2011, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2012 and December 31, 2011 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2012 and December 31, 2011.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2012 and December 31, 2011 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments at the dates indicated are summarized as follows:

	March 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$96,160	$96,160	$96,160	$—	$—
Investment securities	154,085	154,085	8,344	145,741	—
Federal Home Loan Bank Stock	4,260	4,260	—	—	4,260
Loans, net	1,228,774	1,234,565	—	—	1,234,565
Accrued interest receivable	5,698	5,698	5,698	—	—
Financial liabilities:
Non-interest demand deposits	313,097	313,097	313,097	—	—
Interest bearing checking, savings, money market accounts	825,524	825,524	825,524	—	—
Certificates of deposit	266,386	267,020	—	267,020	—
Borrowed funds	2,869	2,904	—	2,904	—
Junior subordinated debentures	10,825	11,040	—	—	11,040
Accrued interest payable	340	340	340	—	—

	December 31, 2011		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Cash and cash equivalents	$39,131	$39,131	$39,131	$—	$—
Investment securities	140,405	140,405	6,964	133,441
Federal Home Loan Bank Stock	4,740	4,740	—	—	4,740
Loans, net	1,227,329	1,235,229	—	—	1,235,229
Accrued interest receivable	5,821	5,821	5,821	—	—
Financial liabilities:
Non-interest demand deposits	309,930	309,930	309,930	—	—
Interest bearing checking, savings, money market accounts	753,533	753,533	753,533	—	—
Certificates of deposit	269,695	270,282	—	270,282	—
Borrowed funds	4,494	4,541	—	4,541	—
Junior subordinated debentures	10,825	11,042	—	—	11,042
Accrued interest payable	751	751	751	—	—

(14)	Recent Accounting Pronouncements

In December 2011, the Financial Accountings Standard Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards ("IFRS"). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. As this ASU primarily deals with disclosure requirements and the Company has no material netting arrangements, this adoption is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. The amendments in this Update are effective during interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 in January 2012 did not have an impact on the Company's financial statements. See Note 13, "Fair Value Measurements," above, for additional disclosures required by the adoption of ASU 2011-04.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise,” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2011 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2011 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

The first quarter of 2012 was another successful quarter as evidenced by strong earnings and growth, with assets surpassing $1.5 billion. Net income amounted to $3.2 million for the quarter ended March 31, 2012, compared to $2.5 million for the quarter ended March 31, 2011, an increase of 29%. Diluted earnings per share were $0.33 for the three months ended March 31, 2012 compared to $0.26 for the same period in 2011, an increase of 27% for the quarter.

Assets amounted to $1.56 billion, which represented an increase of $70.9 million, or 5%, since December 31, 2011, and $130.6 million, or 9%, since March 31, 2011. Deposits increased $71.8 million, or 5%, since December 31, 2011, and $120.0 million, or 9%, since March 31, 2011. Loans outstanding increased $892 thousand since December 31, 2011, and $99.7 million, or 9%, since March 31, 2011 during a period when many banks have seen decreases in their loan portfolios. Investment assets under management increased $62.4 million, to $567.6 million, an increase of 12% since December 31, 2011. Since March 31, 2011, investment assets under management have increased $59.3 million, or 12%.

Composition of Earnings

The Company’s growth contributed to increases in net interest income, non-interest income and the level of operating expenses in the quarter ended March 31, 2012. A reduction in the loan loss provision in the current quarter of 2012, compared to the first quarter of the prior year also contributed to the increased earnings.

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

Net interest income for the quarter ended March 31, 2012 amounted to $14.9 million, an increase of $920 thousand, or 7%, compared to the March 2011 quarter.  The increase in net interest income was due primarily to loan growth, partially offset by a decrease in net interest margin.  Average loan balances for the three months ended March 31, 2012 were $98.6 million higher when compared to the same three months ended March 31, 2011.  Tax equivalent net interest margin was 4.36% for the quarter ended March 31, 2012 compared to 4.39% for the quarter ended December 31, 2011 and 4.43% for the quarter ended March 31, 2011.

The provision for loan losses amounted to $300 thousand for the three months ended March 31, 2012 compared to $922 thousand for the same period in 2011.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth during the first three months of 2012 was $892 thousand, compared to $8.3 million during the same period in 2011.  The balance of the allowance for loan losses allocated to impaired loans amounted to $3.7 million at March 31, 2012, compared to $3.2 million at March 31, 2011.  Total non-performing assets as a percentage of total assets were 1.74% at March 31, 2012, compared to 1.67% at March 31, 2011. For the three months ended March 31, 2012, the Company recorded net charge-offs of $853 thousand, compared to net charge-offs of $64 thousand for the comparable period ended March 31, 2011.  Annualized net charge-offs as a percentage of average loans for the three months ended March 31, 2012 amounted to 0.28% compared to 0.02% in the same period of 2011.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves, and believes that current loan quality statistics are a function of the ongoing effects of the recent economic environment.  The allowance for loan losses to total loans ratio was 1.81% at March 31, 2012, compared to 1.85% at December 31, 2011 and 1.76% at March 31, 2011.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2012 amounted to $3.0 million, an increase of $284 thousand, or 10%, compared to the first quarter of 2011.  This increase primarily resulted from increases in investment advisory fees and deposit fee income and a gain on the sale of a previously foreclosed commercial property which is included in other income.

Non-interest expense for the three months ended March 31, 2012, amounted to $12.9 million, an increase of $708 thousand, or 6%, compared to the same period in the prior year.  The increase in the quarterly expenses resulted primarily from the Company's strategic growth initiatives, including salaries and benefits, advertising and public relations, and other professional services, partially offset by a reduction in FDIC insurance expense.

Sources and Uses of Funds

The Company’s primary sources of funds are currently deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also from time to time utilize brokered deposits and overnight borrowings from correspondent banks as additional funding sources. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.56 billion at March 31, 2012, an increase of $70.9 million, or 5% since December 31, 2011. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $892 thousand since December 31, 2011 and amounted to $1.25 billion, or 80% of total assets, at March 31, 2012. Total commercial loans amounted to $1.08 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2011.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position.  Total investments increased $13.7 million since December 31, 2011 and amounted to $154.1 million at March 31, 2012, representing 10% of total assets, compared to 9% at December 31, 2011.

Since December 31, 2011, cash and cash equivalents have increased $57.0 million, primarily due to the temporary investment of excess deposit inflows into interest earning deposits and overnight federal funds sold in order to meet the fluctuating cash needs of depositors.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate savings or "investment savings" accounts and certificates of deposit), wholesale funding (brokered deposits and borrowed funds), and investment portfolio cash flow.

At March 31, 2012, deposits amounted to $1.41 billion, representing a increase of $71.8 million, or 5%, from December 31, 2011 balances. This increase was primarily due to an increase in savings and money market account balances of $69.5 million, or 12%, and checking account balances of $5.7 million, or 1%. The deposit growth is primarily attributed to our focused sales and marketing efforts to attract relationship customers seeking an alternative to the larger regional and national banks, mutual funds and other investment alternatives, as well as the general inflow of funds into the deposit marketplace.

Wholesale funding remained at low levels and amounted to $2.9 million at March 31, 2012, compared to $4.5 million at December 31, 2011.  At both March 31, 2012 and December 31, 2011, wholesale funding was comprised of FHLB term borrowings.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition. Our focus remains on organic growth and expansion, while planning for our future by investing in our branch network, technology, progressive and technological product capabilities, our communities and most importantly, in our people.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  We believe that the Company has built a reputation within its market area based on consistently superior customer service and support for the local communities, differentiating itself through its people, who function as trusted advisors to clients. The Enterprise Bank professionals are committed to upholding the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and the latest technology, delivered by experienced local banking professionals, who possess strong technical skills, an in-depth knowledge of our markets and a trusted reputation within the community, creates opportunities for the Company to be the leading provider of banking and investment management services in its growing market area.

Enterprise faces strong competition to generate loans, attract deposits, and to grow its insurance business and investment advisory assets. National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks allow them to compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, investment advisory assets, deposits and insurance services also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic delivery channels and internet based banks.

Notwithstanding the competition discussed above, management believes that customers continue to migrate from larger, national and regional banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.  Management views the Company’s customer service culture, investments in the communities we serve, and diverse financial product offerings and delivery channels as key elements in positioning Enterprise to take advantage of these market opportunities created by the current challenging banking landscape.

The Company also seeks to increase deposit share, in both existing and new markets, through continuous reviews of deposit product offerings and delivery options targeted to customer needs, with targeted marketing strategies, together with carefully planned expansion into neighboring markets and new branch development. We began our twenty-fourth year with the February 2012 opening of our 19th branch in Pelham, New Hampshire, our fourth location in Southern New Hampshire. In late 2011/early 2012, the Company launched a successful campaign to promote its retail banking products and new benefits for account relationships and debit card usage, among other account activities. The Company also continues to enhance its online banking and mobile delivery capabilities.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic product delivery, branch expansion and ongoing improvements and renovations of existing branch locations and operations facilities.  The current industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge and who compliment the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, it believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

A possible deterioration of the current economic environment could weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.  The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk,""Asset Quality” and “Allowance for Loan Losses.”

The value of the investment portfolio as a whole, or individual securities held, including bonds issued by government agencies or municipalities and restricted FHLB capital stock, could be negatively impacted by any renewed volatility in the financial markets tightening or credit markets, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At March 31, 2012, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, the revisions to international capital standards contained in the so-called Basel III accords could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.  For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2012, see the section entitled “Capital Resources” contained in this Item 2 below.

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

Over the past several years, the Company's FDIC deposit insurance premium expense has fluctuated based on changes made by the federal government in an effort to restore the DIF. Additionally, certain provisions of the Dodd-Frank Act have the potential of impacting FDIC deposit insurance rates and assessment methodology. The long-term effects that the new legislation and any future FDIC efforts to restore the DIF will have on the Company's deposit insurance premium expense remain unclear at this time.

Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events.  Operational risk management is also a key component of the Company’s risk management process, particularly as it relates to technology administration, information security, third-party vendor management and business continuity.

The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and network devices. The Company has implemented layered security approaches for all delivery channels that allow employees, customers, or vendors access as required to the Company's information and technology systems. This strategy includes internal and third party risk assessments, due diligence on vendors, and project and change management practices. These standards are designed to provide risk based oversight, coordinate and communicate ideas, and to prioritize and manage technology projects in a manner consistent with corporate objectives.

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis.  These third parties conduct penetration testing and vulnerability scans to test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access and continuously scan for computer viruses on the Company’s information systems.

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.  Management is responsible for assessing that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  The Company has a third-party vendor management program in order to identify and rate the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; loss of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

The Company’s Business Continuity Plan consists of the information and procedures required to attempt a rapid recovery from an occurrence that would disable the Company’s operations for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including the following: the inability of staff or customers to travel to or to access bank offices, the serious threat of widespread public health or safety concerns, and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary off-site data center provides the Company more control and auxiliary network processing capabilities.  Any contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the plan will be met as the assumptions used change over time or due to changes in circumstances and events.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, “Risk Factors,” included in the Company’s 2011 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A of the 2011 Annual Report.

Financial Condition

Total assets increased $70.9 million, or 5%, since December 31, 2011, to $1.56 billion at March 31, 2012.  The balance sheet composition and changes since December 31, 2011 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. As of March 31, 2012, cash and cash equivalents amounted to 6% of total assets, compared to 3% of total assets, at December 31, 2011. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2012, the carrying value of the investment portfolio amounted to $154.1 million, an increase of $13.7 million, or 10%, compared to December 31, 2011.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Federal agency obligations(1)	$47,358	$40,397	$35,927
Federal agency mortgage backed securities (MBS)(1)	44,963	39,688	40,170
Non-agency collateralized mortgage obligations (CMO)	—	—	2,190
Municipal securities	51,873	51,209	50,228
Certificates of Deposits (2)	1,547	2,147	—
Fixed income securities	145,741	133,441	128,515

Equity investments	8,344	6,964	5,694
Total available for sale investments at fair value	$154,085	$140,405	$134,209
__________________________________________

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

Included in the federal agency MBS categories above were CMOs totaling $20.3 million, $21.8 million, and $24.7 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

During the three months ended March 31, 2012, the total principal pay downs, calls and maturities on fixed income securities amounted to $3.6 million.  In addition, during the period, the Company sold approximately $493 thousand in investment securities realizing gains on sales of $47 thousand.  These portfolio cash inflows were used to purchase $16.9 million in securities.

Net unrealized gains amounted to $5.4 million at March 31, 2012 compared to $5.0 million at December 31, 2011 and $3.5 million at March 31, 2011.  The level of net unrealized gains in the portfolio at March 31, 2012, primarily resulted from the low interest rate environment.  See Note 6, “Investment Securities,” and Note 13, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million at March 31, 2012, compared to $4.7 million at December 31, 2011 and March 31, 2011. See Note 7, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB.

Loans

Total loans represented 80% of total assets as of March 31, 2012, compared to 84% at December 31, 2011.  Total loans increased $892 thousand, or 0.1%, compared to December 31, 2011, and $99.7 million, or 9%, since March 31, 2011.   The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting the bank's goal of selectively developing relationships with strong, credit-worthy commercial customers.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$644,387	51.4%	$650,697	51.9%	$598,076	51.9%
Commercial and industrial	317,196	25.3%	310,706	24.8%	279,065	24.2%
Commercial construction	121,678	9.7%	117,398	9.4%	117,881	10.2%
Total commercial loans	1,083,261	86.4%	1,078,801	86.1%	995,022	86.3%
Residential mortgages	83,606	6.7%	83,368	6.7%	80,637	7.5%
Residential construction	1,827	0.2%	2,943	0.2%	2,693	0.2%
Home equity	76,475	6.1%	77,135	6.2%	71,049	5.6%
Consumer	3,507	0.3%	4,570	0.4%	3,514	0.3%
Loans held for sale	4,062	0.3%	5,061	0.4%	149	0.1%
Gross loans	1,252,738	100.0%	1,251,878	100.0%	1,153,064	100.0%
Deferred fees, net	(1,357)		(1,389)		(1,410)
Total loans	1,251,381		1,250,489		1,151,654
Allowance for loan losses	(22,607)		(23,160)		(20,273)
Net loans	$1,228,774		$1,227,329		$1,131,381

Commercial real estate loans decreased $6.3 million, or 1%, as of March 31, 2012, compared to December 31, 2011, however they increased 8% compared to March 31, 2011.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $6.5 million, or 2%, since December 31, 2011, and increased 14% as compared to March 31, 2011.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $4.3 million, or 4%, since December 31, 2011, and 3% compared to March 31, 2011. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 13% of the total loan portfolio at March 31, 2012 and December 31, 2011.  These loans decreased by $2.6 million, or 2%, since December 31, 2011 and increased by $7.5 million, or 5%, since March 31, 2011.  The increase since the prior year was primarily within the home equity portfolio.

During the three months ended March 31, 2012, the Company originated $12.3 million in residential loans designated for sale, compared to $5.6 million for the same period in the prior year.  During the 2012 period, loans sold amounted to $13.3 million compared to $11.8 million the 2011 period.  These loan sales generated gains on sales of $240 thousand and $220 thousand for the 2012 and 2011 periods, respectively.

At March 31, 2012, commercial loan balances participated out to various banks amounted to $44.7 million, compared to $43.0 million at December 31, 2011, and $37.0 million at March 31, 2011.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $32.1 million, $33.0 million and $25.5 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard,” “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as substandard include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as doubtful have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of one hundred eighty days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal.

Impaired loans are individually significant loans for which management considers it probable that not all amounts due in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a TDR. Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value and leases, unless the loan is amended in a TDR.

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

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At March 31, 2012, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $36.6 million, compared to $37.8 million at December 31, 2011.  There were no loans classified as “Loss” at March 31, 2012 or December 31, 2011.  The decrease in adversely classified loans as of March 31, 2012, as compared to December 2011, was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.  Management continues to closely monitor these adversely classified relationships.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $13.2 million and $14.0 million, at March 31, 2012 and December 31, 2011, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $23.4 million and $23.8 million at March 31, 2012 and December 31, 2011, respectively.  Non-accrual loans which were not adversely classified amounted to $2.5 million and $2.1 million at March 31, 2012 and December 31, 2011, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Commercial real estate	$15,231	$14,060	$9,860
Commercial and industrial	8,882	9,696	8,883
Commercial construction	409	727	2,817
Residential	843	850	1,380
Home Equity	528	536	133
Consumer	3	6	8
Total non-accrual loans	25,896	25,875	23,081
Overdrafts > 90 days past due	—	1	—
Total non-performing loans	25,896	25,876	23,081
Other real estate owned (“OREO”)	1,295	1,445	825
Total non-performing assets	$27,191	$27,321	$23,906
Total Loans	$1,251,381	$1,250,489	$1,151,654
Accruing restructured loans not included above	12,078	12,442	24,781
Delinquent loans 60 — 89 day past due	$3,355	3,026	100
Non-performing loans to total loans	2.07%	2.07%	2.00%
Non-performing assets to total assets	1.74%	1.83%	1.67%
Loans 60-89 days past due to total loans	0.27%	0.24%	0.01%
Adversely classified loans to total loans	2.92%	3.02%	3.07%
Allowance for loan losses	$22,607	$23,160	$20,273
Allowance for loan losses: Non-performing loans	87.30%	89.50%	87.83%
Allowance for loan losses: Total loans	1.81%	1.85%	1.76%

Non-performing statistics are consistent with the regional economic environment and its lagging impact on the local commercial markets.  Management does not consider the current levels to be indicative of significant deterioration in the credit quality of the general loan portfolio at March 31, 2012, as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

Total impaired loans amounted to $37.7 million and $38.3 million at March 31, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $13.0 million and $13.2 million at March 31, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $24.7 million and $25.1 million as of March 31, 2012 and December 31, 2011, respectively.   The decrease was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.

In management’s opinion the majority of impaired loan balances at December 31, 2011 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at March 31, 2012, impaired loans totaling $26.8 million required no specific reserves and impaired loans totaling $10.9 million required specific reserve allocations of $3.7 million.  At December 31, 2011, impaired loans totaling $25.4 million required no specific reserves and impaired loans totaling $12.9 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2012 and December 31, 2011 were $24.5 million and $25.5 million, respectively.  The decline is primarily due to the impaired loan activity discussed above.  TDR loans on accrual status amounted to $12.1 million and $12.4 million at March 31, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $12.5 million and $13.0 million at March 31, 2012 and December 31, 2011, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at March 31, 2012 was $1.3 million and consisted of four properties; one property was added and one property was sold during the 2012 period; there were $76 thousand gains realized on the sale of this OREO property.  The carry value of OREO at December 31, 2011 and March 31, 2011 was $1.4 million and $825 thousand respectively. During the three months ended March 31, 2011, there were no properties sold.

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

The allowance for loan losses to total loans ratio was 1.81% at March 31, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under “Credit Risk/Asset Quality."  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2012.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2012	2011
Balance at beginning of year	$23,160	$19,415

Provision charged to operations	300	922

Recoveries on charged-off loans:
Commercial real estate	—	14
Commercial and industrial	46	43
Commercial construction	2	4
Residential	—	2
Home equity	1	—
Consumer	1	3
Total recoveries	50	66
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	797	122
Commercial construction	100	—
Residential	—	—
Home equity	—	—
Consumer	6	8
Total Charged off	903	130
Net loans charged-off	(853)	(64)
Ending Balance	$22,607	$20,273
Annualized net loans charged-off: Average loans outstanding	0.28%	0.02%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk,""Asset Quality” and “Allowance for Loan Losses” contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s 2011 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012 based on the then current assessment methodology.  At March 31, 2012, the Company carried the remaining balance of its prepaid assessment totaling approximately $2.7 million as a prepaid asset on its balance sheet.

The FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base.  The revised rate schedule and other revisions to the assessment rules became effective on April 1, 2011 and have resulted in a decrease in the Company’s deposit insurance expense.
The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate, payment schedules or pursuant various aspects of the Dodd-Frank Act.

Deposits

Total deposits increased $71.8 million, or 5%, compared to December 31, 2011, and increased $120.0 million, or 9%, since March 31, 2011.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$313,097	22.3%	$309,930	23.3%	$221,748	17.3%
Interest bearing checking	168,236	12.0%	165,718	12.4%	168,381	13.1%
Total checking	481,333	34.3%	475,648	35.7%	390,129	30.4%
Savings	156,225	11.1%	141,289	10.6%	159,208	12.4%
Money markets	501,063	35.6%	446,526	33.5%	457,182	35.5%
Total savings/money markets	657,288	46.7%	587,815	44.1%	616,390	47.9%
Certificates of deposit	266,386	19.0%	269,695	20.2%	278,527	21.7%
Total deposits	$1,405,007	100.0%	$1,333,158	100.0%	$1,285,046	100.0%

The deposit growth was primarily within the savings and money market account balances which increased $69.5 million, or 12% since December 31, 2011.  The deposit growth is attributed to our focused sales and marketing efforts to attract relationship customers seeking an alternative to the larger regional and national banks, mutual funds and other investment alternatives, as well as the general inflow of funds into the deposit marketplace.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective alternative wholesale funding sources for continued loan growth. Brokered deposits may be comprised of money market deposits placed into overnight brokered deposits and CDs placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance. The Company had no brokered deposits at either March 31, 2012 or December 31, 2011 and the amount was immaterial at March 31, 2011.

Borrowed Funds

Borrowed funds consists of FHLB borrowings and securities sold under agreements to repurchase (“repurchase agreements”). The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.

The following table sets forth the borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	March 31, 2012		December 31, 2011		March 31, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
FHLB borrowings	$2,869	100.0%	$4,494	100.0%	$4,780	86.3%
Repurchase Agreements	—	—%	—	—%	762	13.7%
Total borrowed funds	$2,869	100.0%	$4,494	100.0%	$5,542	100.0%

Borrowed funds decreased $1.6 million since December 31, 2011.  Outstanding FHLB borrowing balances at March 31, 2012 and December 31, 2011 represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB.

At March 31, 2012, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $203.3 million and capacity to borrow from the FRB Discount window of approximately $49.0 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at March 31, 2012, December 31, 2011 and March 31, 2011, respectively, in addition to the borrowed funds noted above.

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

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, brokered deposits, FHLB borrowings, and earnings.  The Company has in the past also issued junior subordinated debentures and offered shares of the Company’s common stock for sale to the general public, as most recently with the December 2009 offerings, in order to increase its liquidity.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2012, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, in the case of the Bank, to qualify as “well capitalized,” it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company’s actual capital amounts and ratios are presented as of March 31, 2012 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$148,382	11.56%	$102,658	8.00%	$128,323	10.00%
Tier 1 Capital (to risk weighted assets)	$131,600	10.26%	$51,329	4.00%	$76,994	6.00%
Tier 1 Capital (to average assets)	$131,600	8.86%	$59,403	4.00%	$74,253	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $317 thousand of the $1.0 million in cash dividends paid through March 31, 2012, into 20,356 shares of the Company’s common stock.

As previously announced on April 17, 2012, the Company declared a quarterly dividend of $0.11 per share to be paid on June 1, 2012 to shareholders of record as of May 11, 2012.  The quarterly dividend represents a 4.8% increase over the 2011 dividend rate.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Investment advisory and management services	$441,755	$389,569	$389,829
Brokerage and management services	119,958	108,190	109,842
Total investment advisory assets	561,713	497,759	499,671
Commercial sweep accounts	5,876	7,404	8,594
Investment assets under management	$567,589	$505,163	$508,265

Investment assets under management increased $62.4 million, or 12%, since December 31, 2011 and $59.3 million, or 12%, since March 31, 2011.  The increase is attributable primarily to the effects of the equity markets on investment account balances, and new business.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.20 billion at March 31, 2012, $2.06 billion at December 31, 2011, and $2.00 billion at March 31, 2011.

Accounting Policies/Critical Accounting Estimates

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles; management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ should the assumptions and estimates used change over time due to changes in circumstances.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2011 Annual Report on Form 10-K.

As discussed in the Company’s 2011 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1 to the Company’s consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K for significant accounting policies.

Results of Operations
Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Unless otherwise indicated, the reported results are for the three months ended March 31, 2012 with the “comparable period,” and “prior period” being the three months ended March 31, 2011. Average yields are presented on a tax equivalent basis.

The Company’s first quarter 2012 net income amounted to $3.2 million compared to $2.5 million for the same period in 2011, an increase of 29%.  Diluted earnings per common share were $0.33 and $0.26 for the three months ended March 31, 2012 and March 31, 2011, respectively, an increase of 27%.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses in the quarter ended March 31, 2012. A reduction in the loan loss provision in the current quarter of 2012, compared to the first quarter of the prior year also contributed to the increased earnings.

Net Interest Income

The Company’s net interest income for the quarter ended March 31, 2012 amounted to $14.9 million, compared to $14.0 million for the quarter ended March 31, 2011, an increase of $920 thousand, or 7%.  The increase in net interest income over the comparable period was due primarily due to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) decreased to 4.36% for the three months ended March 31, 2012, compared to 4.43% in the comparable 2011 period.  Net interest margin was 4.39% for the prior quarter ended December 31, 2011. The decrease in the 2012 margin resulted from the downward repricing of interest earning assets and the slower pace of deposit repricing in the low interest rate environment; this margin compression was partially offset by an increase in average balance of non-interest bearing demand deposits.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$688	$1,329	$(677)	$36
Investments (1)	(152)	14	(164)	(2)
Total interest earnings assets	536	1,343	(841)	34
Interest Expense
Int chkg, savings and money market	(211)	25	(242)	6
Certificates of deposit	(167)	(43)	(140)	16
Borrowed funds	(6)	(5)	(2)	1
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(384)	(23)	(384)	23
Change in net interest income	$920	$1,366	$(457)	$11
__________________________________________

(1)	Investments include investment securities, dividends on FHLB stock, interest-earning deposits and fed funds.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2012 and 2011.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,243,553	$15,958	5.22%	$1,144,908	$15,270	5.45%
Investments (3)	170,565	818	2.44%	168,378	970	2.84%
Total interest earnings assets	1,414,118	16,776	4.88%	1,313,286	16,240	5.12%
Other assets	84,529			78,739
Total assets	$1,498,647			$1,392,025

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$768,649	805	0.42%	$750,071	1,016	0.55%
Certificates of deposit	267,943	732	1.10%	281,309	899	1.30%
Borrowed funds	4,319	16	1.53%	6,131	22	1.46%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,051,736	1,847	0.71%	1,048,336	2,231	0.86%

Net interest rate spread			4.17%			4.26%

Demand deposits	307,127	—	—	216,681	—	—
Total deposits, borrowed funds and debentures	1,358,863	1,847	0.55%	1,265,017	2,231	0.71%
Other liabilities	10,653			9,309
Total liabilities	1,369,516			1,274,326

Stockholders’ equity	129,131			117,699
Total liabilities and stockholders’ equity	$1,498,647			$1,392,025

Net interest income		$14,929			$14,009
Net interest margin (tax equivalent)			4.36%			4.43%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $398 thousand and $366 thousand for the periods ended March 31, 2012 and March 31, 2011, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB Stock.

Interest Income

For the first quarter of 2012, total interest income amounted to $16.8 million, an increase of $536 thousand, or 3%, compared to the prior period.  The increase resulted primarily from an increase of $100.8 million, or 8%, in the average balance of interest earning assets for the quarter ended March 31, 2012 compared to the first quarter of 2011, primarily in loans, partially offset by a 24 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $16.0 million for the quarter ended March 31, 2012, an increase of $688 thousand, or 5%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $98.6 million, or 9%, for the three months ended March 31, 2012 compared to the same period in 2011, while the average yield on loans declined 23 basis points compared to the prior period and amounted to 5.22% for the three months ended March 31, 2012.

Total investment income, which represents the remainder of interest income, amounted to $818 thousand for the three months ended March 31, 2012, a decrease of $152 thousand, or 16%, compared to the prior period.  The decrease resulted primarily from the impact of a 40 basis point decrease in the average yield on investment securities and fed funds sold as investments that were sold, matured, or were called had higher yields than investment purchases during the period, partially offset by an increase of $2.2 million, or 1%, in the average balance of investments for the first quarter of 2012 compared to the first quarter of 2011.

Interest Expense

For the three months ended March 31, 2012, total interest expense amounted to $1.8 million, a decrease of $384 thousand, or 17%, compared to the prior period.  The decrease resulted primarily from a 16 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period, and to a lesser extent the shift in average balances from higher costing CDs to lower costing non-term deposit accounts.

Interest expense on interest checking, savings and money market accounts amounted to $805 thousand for the quarter ended March 31, 2012, a decrease of $211 thousand, or 21%, compared to the same quarter in the prior period. The decrease  primarily resulted from a decrease of 13 basis points in the average cost of these accounts to 0.42%, partially offset by an  increase in average balances of $18.6 million, or 2%, for the three months ended March 31, 2012 compared to three months ended March 31, 2011.  Average balance increases were noted primarily in money market accounts.

Interest expense on CDs decreased $167 thousand, or 19%, compared to the prior period and amounted to $732 thousand for the three months ended March 31, 2012.  The decrease was primarily due to a decline in market rates over the comparable period and the repricing of term CDs. The average cost of CDs decreased 20 basis points, to 1.10%, for the three months ended March 31, 2012, and average balances of these CDs decreased $13.4 million, or 5%, compared to the quarter ended March 31, 2011.  The Company did not have any brokered CDs in the first quarter of 2012 or 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $16 thousand for the first quarter of 2012, a decrease of $6 thousand, or 27%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $1.8 million, or 30%, for the quarter ended March 31, 2012 compared to the same period in 2011.  The $1.8 million reduction was due to a full composition of borrowings in lower costing FHLB advances; there were no repurchase agreements for the three months ended March 31, 2012.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended March 31, 2012 and March 31, 2011.

For the three months ended March 31, 2012, the average balance of non-interest bearing demand deposits increased $90.4 million, or 42%, as compared to the same period in 2011.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 23% and 17% of total average deposit balances for the three months ended March 31, 2012 and 2011, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $300 thousand for three months ended March 31, 2012 a decrease of $622 thousand compared to the same period last year.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2012 amounted to $3.0 million, an increase of $284 thousand, or 10%, as compared to the three months ended March 31, 2011.  The significant changes are discussed below.

Investment advisory fee income increased $65 thousand, or 7%, compared to the same quarter in the prior period primarily due to net asset growth from new business and changes in market values due to fluctuations in the investment markets.

Deposit service fees increased $66 thousand, or 6%, compared to the same quarter in the prior period, primarily in checking and electronic transaction fees.

Net gains on security sales for the three months ended March 31, 2012 amounted to $47 thousand, resulting from the sale of $493 thousand in securities during the quarter. There were no gains on security sales reported for the quarter ended March 31, 2011.

Other income increased $92 thousand, or 22%, compared to the first quarter of 2011, primarily due to a gain on the sale of real estate owned the current quarter.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2012 amounted to $12.9 million, an increase of $708 thousand, or 6%, compared to the same period in 2011. The significant changes are discussed below.

Salaries and employee benefits increased $527 thousand, or 8%.  The increase is primarily due to an increase in personnel costs necessary to support the Company’s strategic growth initiatives, including annual salary adjustments, incentives, and health insurance benefits since the prior period.

Advertising expenses increased $124 thousand, or 19%, primarily due to the cost associated with the promotion of retail checking account products, mobile banking, and other services in early 2012.

For the three months ended March 31, 2012, deposit insurance premiums decreased $212 thousand, or 43%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Audit, legal and other professional fee expenses increased $173 thousand or 56% due primarily to increases in other professional and consulting costs in 2012.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Asset-Liability Committee (ALCO).  ALCO is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors.  In addition, several directors who are not on the committee rotate in on a regular basis.  Annually, the committee reviews and approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  The committee also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

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

Net interest margin remained somewhat stable in 2011 and early 2012. However, as the cost of funds is approaching a floor, margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.

There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  At March 31, 2012, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

Item 4 -	Controls and Procedures

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2012 ) that has materially affected, or is reasonably likely to materially affect, such internal controls.

PART II - OTHER INFORMATION

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

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended,  during the three months ended March 31, 2012.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2012.

Item 3 -	Defaults upon Senior Securities

Not Applicable

Item 4 -	Mine Safety Disclosures

Not Applicable

Item 5 -	Other Information

Not Applicable

Item 6 -	Exhibits

EXHIBIT INDEX

_____________
Exhibit No.    Description

31.1*	Certification of Principal Executive Officer under Securities Exchange Act Rule 13a-14(a)

31.2*	Certification of Principal Financial Officer under Securities Exchange Act Rule 13a-14(a)

32*	Certification of Principal Executive Officer and Principal Financial Officer under 18 U.S.C. § 1350 Furnished Pursuant to Securities Exchange Act Rule 13a-14(b)

101
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 10, 2012	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)