Form 10-Q
period 2012-06-30
ENTERPRISE BANCORP INC /MA/
filed 2012-08-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, there were 9,606,422 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$40,995	$30,231
Interest-earning deposits	38,550	6,785
Fed funds sold	21,311	2,115
Total cash and cash equivalents	100,856	39,131
Investment securities at fair value	165,211	140,405
Federal Home Loan Bank Stock	4,260	4,740
Loans, less allowance for loan losses of $23,126 at June 30, 2012 and $23,160 at December 31, 2011, respectively	1,269,303	1,227,329
Premises and equipment	26,516	27,310
Accrued interest receivable	5,630	5,821
Deferred income taxes, net	12,180	12,411
Bank-owned life insurance	15,199	14,937
Prepaid income taxes	1,374	287
Prepaid expenses and other assets	8,897	11,136
Goodwill	5,656	5,656
Total assets	$1,615,082	$1,489,163

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,453,612	$1,333,158
Borrowed funds	2,869	4,494
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	13,897	12,487
Accrued interest payable	582	751
Total liabilities	$1,481,785	$1,361,715
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,605,243 and 9,472,748 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	96	95
Additional paid-in-capital	46,600	45,158
Retained earnings	82,979	78,999
Accumulated other comprehensive income	3,622	3,196
Total stockholders’ equity	$133,297	$127,448
Total liabilities and stockholders’ equity	$1,615,082	$1,489,163

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income:
Loans	$16,228	$15,567	32,186	30,837
Investment securities	835	901	1,634	1,855
Other interest-earning assets	24	22	43	38
Total interest and dividend income	17,087	16,490	33,863	32,730
Interest expense:
Deposits	1,368	1,903	2,905	3,818
Borrowed funds	13	22	29	44
Junior subordinated debentures	295	295	589	589
Total interest expense	1,676	2,220	3,523	4,451
Net interest income	15,411	14,270	30,340	28,279
Provision for loan losses	1,050	1,192	1,350	2,114
Net interest income after provision for loan losses	14,361	13,078	28,990	26,165
Non-interest income:
Investment advisory fees	934	969	1,955	1,925
Deposit service fees	1,107	1,133	2,128	2,156
Income on bank-owned life insurance	128	137	262	277
Net gains on sales of investment securities	112	261	159	261
Gains on sales of loans	218	64	458	284
Other income	453	459	964	878
Total non-interest income	2,952	3,023	5,926	5,781
Non-interest expense:
Salaries and employee benefits	7,841	7,122	15,344	14,098
Occupancy and equipment expenses	1,430	1,352	2,844	2,801
Technology and telecommunications expenses	1,077	961	2,076	1,934
Advertising and public relations expenses	497	581	1,286	1,246
Deposit insurance premiums	283	284	560	773
Audit, legal and other professional fees	487	362	970	672
Supplies and postage expenses	196	206	427	424
Investment advisory and custodial expenses	112	126	209	230
Other operating expenses	1,049	1,077	2,074	2,071
Total non-interest expense	12,972	12,071	25,790	24,249
Income before income taxes	4,341	4,030	9,126	7,697
Provision for income taxes	1,436	1,345	3,048	2,548
Net income	$2,905	$2,685	$6,078	$5,149

Basic earnings per share	$0.30	$0.29	$0.64	$0.55
Diluted earnings per share	$0.30	$0.28	$0.63	$0.55

Basic weighted average common shares outstanding	9,588,420	9,401,932	9,543,994	9,360,458
Diluted weighted average common shares outstanding	9,655,728	9,497,299	9,612,187	9,426,633

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$2,905	$2,685	$6,078	$5,149

Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	312	1,608	816	1,984
Income tax expense	(117)	(584)	(287)	(711)
Net unrealized holding gains, net of tax	195	1,024	529	1,273
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	112	261	159	261
Income tax expense	(40)	(94)	(56)	(94)
Reclassification adjustment for gains realized, net of tax	72	167	103	167

Total other comprehensive income	123	857	426	1,106
Comprehensive income	$3,028	$3,542	$6,504	$6,255

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	95	45,158	78,999	3,196	127,448
Net income			6,078		6,078
Other comprehensive income, net				426	426
Tax benefit from exercise of stock options		1			1
Common stock dividend paid ($0.22 per share)			(2,098)		(2,098)
Common stock issued under dividend reinvestment plan	—	635			635
Stock-based compensation	1	706			707
Stock options exercised	—	100			100
Balance at June 30, 2012	96	46,600	82,979	3,622	133,297

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$6,078	$5,149
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,350	2,114
Depreciation and amortization	2,133	2,048
Stock-based compensation expense	652	547
Mortgage loans originated for sale	(21,388)	(9,874)
Proceeds from mortgage loans sold	24,644	16,236
Net gains on sales of loans	(458)	(284)
Net gains on sales of OREO	(45)	—
Net gains on sales of investments	(159)	(261)
Income on bank-owned life insurance, net of costs	(262)	(273)
Changes in:
Accrued interest receivable	191	85
Prepaid expenses and other assets	683	(2,507)
Accrued expenses and other liabilities	1,391	(576)
Accrued interest payable	(169)	(99)
Net cash provided by operating activities	14,641	12,305
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,921	2,629
Proceeds from FHLB capital stock repurchase	480	—
Proceeds from maturities, calls and pay-downs of investment securities	9,689	24,741
Purchase of investment securities	(36,874)	(14,578)
Net increase in loans	(46,522)	(38,564)
Additions to premises and equipment, net	(962)	(2,597)
Proceeds from OREO sales and payments	885	325
Net cash used in investing activities	(70,383)	(28,044)
Cash flows from financing activities:
Net increase in deposits	120,454	75,888
Net decrease in borrowed funds	(1,625)	(10,762)
Cash dividends paid	(2,098)	(1,963)
Proceeds from issuance of common stock	635	626
Proceeds from the exercise of stock options	100	236
Tax benefit from the exercise of stock option	1	4
Net cash provided by financing activities	117,467	64,029

Net increase in cash and cash equivalents	61,725	48,290
Cash and cash equivalents at beginning of period	39,131	55,006
Cash and cash equivalents at end of period	$100,856	$103,296

Supplemental financial data:
Cash Paid For: Interest	$3,692	$4,550
Cash Paid For: Income Taxes	4,134	3,278

Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	—	3,031
Transfer from loans to other real estate owned	400	—
Capital expenditures incurred not yet paid	74	—

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Organization of Holding Company and Basis of Presentation

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

The Company has not changed its reporting policies from those disclosed in its 2011 Annual Report on Form 10-K. The consolidated interim financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

The Bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized under the laws of the Commonwealth of Massachusetts for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has subsidiaries incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws. These subsidiaries are: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III, which hold various types of qualifying securities.  The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company has 19 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and management, trust and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated financial statements.

Certain previous year amounts in the unaudited consolidated financial statements and accompanying footnotes have been reclassified to conform to the current year’s presentation.

(2)	Critical Accounting Estimates

The Company has not changed its significant accounting policies from those disclosed in its 2011 Annual Report filed on Form 10-K.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

In preparing the consolidated financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing changes in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

As discussed in the Company’s 2011 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1, "Summary of Significant Accounting Policies," to the Company’s consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K for significant accounting policies.

(3)	Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into shares of common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	9,588,420	9,401,932	9,543,994	9,360,458
Dilutive shares	67,308	95,367	68,193	66,175
Diluted weighted average common shares outstanding	9,655,728	9,497,299	9,612,187	9,426,633

For the six months ended June 30, 2012, there were an additional 161,741 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(4)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations (1)	$62,490	$323	$4	$62,809
Federal Agency mortgage backed securities (MBS) (1)	37,973	1,298	—	39,271
Municipal securities	50,656	3,049	15	53,690
Certificates of Deposit (2)	984	—	2	982
Total fixed income securities	152,103	4,670	21	156,752
Equity investments	7,475	1,153	169	8,459
Total available for sale securities, at fair value	$159,578	$5,823	$190	$165,211

	December 31, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$40,206	$191	$—	$40,397
Federal Agency mortgage backed securities (MBS) (1)	38,275	1,416	3	39,688
Municipal securities	48,393	2,821	5	51,209
Certificates of Deposit (2)	2,149	—	2	2,147
Total fixed income securities	129,023	4,428	10	133,441
Equity investments	6,405	804	245	6,964
Total available for sale securities, at fair value	$135,428	$5,232	$255	$140,405
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

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the carrying amount of federal agency MBS category were CMOs totaling $18.1 million and $21.8 million at June 30, 2012 and December 31, 2011, respectively.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The net unrealized gain or loss in the Company’s fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold.  However, if an unrealized loss on the fixed income portfolio is deemed to be other-than-temporary, the credit loss portion is charged to earnings and the non-credit portion is recognized in accumulated other comprehensive income.

As of June 30, 2012, the unrealized losses on the federal agency obligations were limited to one individual security, which was attributed to market interest rate volatility. The contractual cash flows of this investment are guaranteed by an agency of the U.S. government, and the agency that issued this security is sponsored by the U.S. government. Accordingly, it is

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

expected that the security would not be settled at a price less than the par value of the Company’s investment. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012, because the decline in market value is attributable to changes in interest rate and not credit quality, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell this investment prior to a market price recovery or maturity.

As of June 30, 2012, the unrealized losses on the Company’s municipal securities were related to two obligations and were attributed to market interest rate volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2012 based on management’s assessment of these investments including a review of market pricing and ongoing credit evaluations. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

The Company's CDs mature within a year and the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

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

At June 30, 2012, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 14%) invested in exchange traded funds or individual common stock of entities in the financial services industry.  At June 30, 2012, the Company had nine investments with total unrealized losses of $169 thousand, which were short term in nature or which management believes there is no impairment of the underlying security.   Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  Management’s assessment includes evaluating whether any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other than temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.  Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at June 30, 2012.

During the six months ended June 30, 2012 and 2011, the Company did not record any fair value impairment charges on its investments.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The contractual maturity distribution at June 30, 2012, of total fixed income investments, excluding CDs which mature in less than a year, is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agency obligations	$5,007	$5,016	$52,483	$52,736	$5,000	$5,057	$—	$—
MBS	—	—	115	120	12,696	13,226	25,162	25,925
Municipal securities	3,829	3,859	12,488	12,859	22,838	24,286	11,501	12,686
Total Fixed Income	$8,836	$8,875	$65,086	$65,715	$40,534	$42,569	$36,663	$38,611

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of municipal and federal agency obligations categories are $49.4 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if called.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

See Note 11, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $155.6 million at June 30, 2012.

(5)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Beginning in 2008 through 2010, the FHLB implemented a number of measures in order to strengthen its financial position and to increase its capital levels, including the indefinite suspension of its quarterly dividends and a moratorium on the repurchase of excess capital stock from member banks, among other programs.  However, in 2011, based on improved profitability and capital levels, the FHLB announced the reinstitution of modest quarterly dividends on capital stock balances. In February 2012, the FHLB announced a one-time capital stock repurchase of a small portion of members excess stock; apart from this one time repurchase, the moratorium on the repurchase of excess capital stock continues in effect. Although financial results of the FHLB have recently improved, if negative events or further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporary impaired to some degree.  At June 30, 2012, the Company’s investment in FHLB capital stock amounted to $4.3 million, compared to $4.7 million at December 31, 2011. The change reflects the FHLB repurchase of $480 thousand of the Bank's capital stock holdings in the first quarter of 2012. Based on management’s ongoing review, the Company has not recorded any other-than-temporarily impairment charges on this investment to date. Additionally, if as a result of deterioration in its financial condition the FHLB restricts its lending activities, the Company may need to utilize alternative funding sources to meet its liquidity needs.

(6)	Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(Dollars in thousands)	June 30, 2012	December 31, 2011
Real estate:
Commercial real estate	$668,369	$650,697
Commercial construction	121,119	117,398
Residential mortgages	88,787	83,368
Residential construction	429	2,943
Loans held for sale	2,263	5,061
Total real estate	880,967	859,467
Commercial and industrial	331,064	310,706
Home equity	77,860	77,135
Consumer	3,824	4,570
Gross loans	1,293,715	1,251,878
Deferred loan origination fees, net	(1,286)	(1,389)
Total loans	1,292,429	1,250,489
Allowance for loan losses	(23,126)	(23,160)
Net loans and loans held for sale	$1,269,303	$1,227,329

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases,

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $31.8 million at June 30, 2012 and $33.0 million at December 31, 2011.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Consumer loans:

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers. Overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At June 30, 2012 and December 31, 2011, the Company was servicing residential mortgage loans owned by investors amounting to $23.5 million and $24.4 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $46.3 million and $43.0 million at June 30, 2012 and December 31, 2011, respectively. See the discussion above for further information regarding commercial participations.

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

	June 30, 2012	December 31, 2011
Commercial real estate	$228,930	$204,158
Residential mortgages	69,757	67,344
Home equity	19,761	19,835
Total loans pledged to FHLB	$318,448	$291,337

The increase since December 31, 2011 reflects the pledge of additional commercial real estate mortgage loans during the period, especially in the first quarter, in order to provide additional borrowing capacity as part of the Company's ongoing liquidity management.

(7)	Allowance for Loan Loss

Credit Quality Indicators

Management believes that current adversely classified, past due and non-performing statistics are reflective of the regional economic environment and its impact on the local commercial markets.  Management does not consider the current levels to be indicative of significant deterioration in the credit quality of the general loan portfolio at June 30, 2012, as indicated by the following factors: the ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

The level of adversely classified loans, and delinquent and non-performing assets, is largely a function of economic conditions and the overall banking environment. Despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the Company's assets quality in the future.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	June 30, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$23,629	$—	$—	$644,740	$668,369
Commercial and industrial	6,210	2,088	—	322,766	331,064
Commercial construction	3,194	—	—	117,925	121,119
Residential	1,633	—	—	87,583	89,216
Home Equity	532	—	—	77,328	77,860
Consumer	36	1	—	3,787	3,824
Loans held for sale	—	—	—	2,263	2,263
Total gross loans	$35,234	$2,089	$—	$1,256,392	$1,293,715

	December 31, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$23,676	$—	$—	$627,021	$650,697
Commercial and industrial	6,963	2,073	—	301,670	310,706
Commercial construction	3,221	—	—	114,177	117,398
Residential	1,251	—	—	85,060	86,311
Home Equity	595	—	—	76,540	77,135
Consumer	6	3	—	4,561	4,570
Loans held for sale	—	—	—	5,061	5,061
Total gross loans	$35,712	$2,076	$—	$1,214,090	$1,251,878

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present age analysis of past due loans as of the dates indicated.

Balance at June 30, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,384	$1,638	$13,723	$17,745	$650,624	$668,369
Commercial and industrial	390	153	8,754	9,297	321,767	331,064
Commercial construction	648	—	700	1,348	119,771	121,119
Residential	521	—	1,237	1,758	87,458	89,216
Home Equity	99	—	523	622	77,238	77,860
Consumer	15	23	4	42	3,782	3,824
Loans held for sale	—	—	—	—	2,263	2,263
Total gross loans	$4,057	$1,814	$24,941	$30,812	$1,262,903	$1,293,715

Balance at December 31, 2011
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,420	$1,885	$14,060	$18,365	$632,332	$650,697
Commercial and industrial	1,153	699	9,696	11,548	299,158	310,706
Commercial construction	171	—	727	898	116,500	117,398
Residential	703	401	850	1,954	84,357	86,311
Home Equity	—	—	536	536	76,599	77,135
Consumer	7	41	7	55	4,515	4,570
Loans held for sale	—	—	—	—	5,061	5,061
Total gross loans	$4,454	$3,026	$25,876	$33,356	$1,218,522	$1,251,878

Total non-accrual loans amounted to $24.9 million at June 30, 2012 and $25.9 million December 31, 2011.  Non-accrual loans which were not adversely classified amounted to $1.8 million at June 30, 2012 and $2.1 million at December 31, 2011.  These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non-accrual loans to total loans amounted to 1.93% at June 30, 2012 and 2.07% at December 31, 2011, and 2.12% at June 30, 2011.

At June 30, 2012, additional funding commitments for loans on non-accrual status totaled $623 thousand compared to $97 thousand at December 31, 2011.  The increase reflects unadvanced funds on a commercial construction loan that was classified as non-accrual during the period. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance additional funding commitments may be made at the Company’s discretion.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value, unless the loan is amended in a TDR.  Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $35.8 million and $38.3 million, at June 30, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $11.9 million and $13.2 million at June 30, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $23.9 million and $25.1 million as of June 30, 2012 and December 31, 2011, respectively.  The decrease was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at June 30, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$24,763	$23,239	$19,921	$3,318	$819
Commercial and industrial	11,200	9,668	4,191	5,477	2,001
Commercial construction	2,249	2,174	255	1,919	670
Residential	782	645	405	240	27
Home Equity	50	50	—	50	50
Consumer	16	16	—	16	16
Total	$39,060	$35,792	$24,772	$11,020	$3,583

Balance at December 31, 2011
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$26,052	$24,580	$20,792	$3,788	$973
Commercial and industrial	12,439	10,633	4,105	6,528	2,651
Commercial construction	2,482	2,407	229	2,178	629
Residential	655	624	286	338	125
Home Equity	50	50	—	50	50
Consumer	17	17	—	17	17
Total	$41,695	$38,311	$25,412	$12,899	$4,445

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$24,378	$186	$27,510	$114
Commercial and industrial	9,806	68	9,790	14
Commercial construction	2,092	(4)	4,018	19
Residential	722	5	541	1
Home Equity	50	(1)	—	—
Consumer	17	—	19	1
Total	$37,065	$254	$41,878	$149
The following table presents the average recorded investment in impaired loans and the related interest recognized during the six month periods indicated.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$24,281	$310	$30,632	$444
Commercial and industrial	10,213	86	9,543	29
Commercial construction	2,054	17	4,185	44
Residential	698	5	560	1
Home Equity	50	—	—	1
Consumer	17	1	19	1
Total	$37,313	$419	$44,939	$520

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

Total TDR loans, included in the impaired loan figures above as of June 30, 2012 and December 31, 2011 were $23.0 million and $25.5 million, respectively.

TDR loans on accrual status amounted to $11.3 million and $12.4 million at June 30, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $11.7 million and $13.0 million at June 30, 2012 and December 31, 2011, respectively.

The following tables present certain information regarding loan modifications classified as troubled debt restructures during the

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

periods presented.

Troubled debt restructure agreements entered into during the three months ended June 30, 2012.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	2	16	12
Commercial construction	—	—	—
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	2	$16	$12

Troubled debt restructures that subsequently defaulted during the three months ended June 30, 2012(1).

(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	12
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$12
 (1) Data represents loans modified as troubled debt restructuring within the previous twelve months for which there was a payment default during the period noted.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the six months ended June 30, 2012.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	5	126	123
Commercial construction	—	—	—
Residential	1	130	128
Home Equity	—	—	—
Consumer	—	—	—
Total	6	$256	$251

Troubled debt restructures that subsequently defaulted during the six months ended June 30, 2012(1).

(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	17
Commercial construction	—	—
Residential	1	128
Home Equity	—	—
Consumer	—	—
Total	4	$145
 (1) Data represents loans modified as troubled debt restructuring within the previous twelve months for which there was a payment default during the period noted.

There were no charge-offs associated with TDRs, noted in the tables above, during the periods indicated.  At June 30, 2012, specific reserves allocated to the TDRs entered into in 2012 amounted to $31 thousand, and interest payments received on non-accruing new 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $3 thousand.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the three months ended June 30, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$944	$937
Commercial and industrial	6	456	446
Commercial construction	1	166	166
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	10	$1,566	$1,549

Troubled debt restructure agreements entered into during the six months ended June 30, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	5	$1,332	$1,326
Commercial and industrial	9	1,029	981
Commercial construction	1	166	166
Residential	—	—	—
Home Equity	—	—	—
Consumer	—	—	—
Total	15	$2,527	$2,473

There were no charge-offs associated with TDRs noted in the tables above during the periods indicated.  At June 30, 2011, specific reserves allocated to the TDRs entered into during the 2011 period amounted to $163 thousand and interest payments received on non-accruing 2011 TDR loans which were applied to principal and not recognized as interest income amounted to $18 thousand for the six months ended June 30, 2011.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $23.1 million at June 30, 2012 compared to $23.2 million at December 31, 2011. The allowance for loan losses to total loans ratio was 1.79% at June 30, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under "Credit Risk/Asset Quality."   Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2012.

Changes in the allowance for loan losses by segment for the three months ended June 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 03/31/12	$10,598	$7,142	$3,196	$827	$764	$80	$22,607
Provision	622	185	133	129	(43)	24	1,050
Recoveries	—	146	—	—	—	2	148
Less: Charge offs	223	268	—	182	—	6	679
Ending Balance, 06/30/12	$10,997	$7,205	$3,329	$774	$721	$100	$23,126

Changes in the allowance for loan losses by segment for the six months ended June 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/11	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	365	510	414	(39)	105	(5)	1,350
Recoveries	—	192	2	—	1	3	198
Less: Charge offs	223	1,065	100	182	—	12	1,582
Ending Balance, 06/30/12	$10,997	$7,205	$3,329	$774	$721	$100	$23,126
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$819	$2,001	$670	$27	$50	$16	$3,583
Allotted to loans collectively evaluated for impairment	10,178	5,204	2,659	747	671	84	$19,543

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Changes in the allowance for loan losses by segment for the three months ended June 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 3/31/11	$9,644	$6,090	$3,064	$813	$576	$86	$20,273
Provision	829	101	130	94	26	12	1,192
Recoveries	34	35	—	—	—	3	72
Less: Charge offs	34	185	—	4	—	4	227
Ending Balance, 06/30/11	$10,473	$6,041	$3,194	$903	$602	$97	$21,310

Changes in the allowance for loan losses by segment for the six months ended June 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance, 12/31/10	$9,769	$5,489	$2,609	$882	$553	$113	$19,415
Provision	690	781	581	23	49	(10)	2,114
Recoveries	48	78	4	2	—	6	138
Less: Charge offs	34	307	—	4	—	12	357
Ending Balance, 06/30/11	$10,473	$6,041	$3,194	$903	$602	$97	$21,310
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$1,128	$1,799	$641	$129	$—	$18	$3,715
Allotted to loans collectively evaluated for impairment	9,345	4,242	2,553	774	602	79	$17,595

The balances of loans as of June 30, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$23,239	$645,130	$668,369
Commercial and industrial	9,668	321,396	331,064
Commercial construction	2,174	118,945	121,119
Residential	645	88,571	89,216
Home Equity	50	77,810	77,860
Consumer	16	3,808	3,824
Loans held for sale	—	2,263	2,263
Deferred Fees	—	(1,286)	(1,286)
Total loans	$35,792	$1,256,637	$1,292,429

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The balances of loans as of December 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$24,580	$626,117	$650,697
Commercial and industrial	10,633	300,073	310,706
Commercial construction	2,407	114,991	117,398
Residential	624	85,687	86,311
Home Equity	50	77,085	77,135
Consumer	17	4,553	4,570
Loans held for sale	—	5,061	5,061
Deferred Fees	—	(1,389)	(1,389)
Total loans	$38,311	$1,212,178	$1,250,489

(8)	Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes restricted stock awards and stock option awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $334 thousand and $652 thousand for the three and six months ended June 30, 2012, compared to $241 thousand and $547 thousand for the three and six months ended June 30, 2011, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $65 thousand and $125 thousand for the three and six months ended June 30, 2012, compared to $58 thousand and $109 thousand for the three and six months ended June 30, 2011, respectively.

There were a total of 67,750 and 82,075 stock option awards granted to employees during the six months ended June 30, 2012 and 2011, respectively. All options that have been granted under the plans generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter, and these options expire seven years from the date of grant. For these awards, under Company guidelines, upon the date of retirement, vesting of unvested options may be accelerated if an employee meets certain retirement criteria.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants. The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2012 and 2011.

	2012	2011
Options granted	67,750	82,075
Average assumptions used in the model:
Expected volatility	50%	44%
Expected dividend yield	2.88%	2.92%
Expected life in years	5.5	5.5
Risk-free interest rate	1.38%	2.17%
Market price on date of grant	$16.25	$14.85
Per share weighted average fair value	$6.33	$5.27
Fair value as a percentage of market value at grant date	39%	35%

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Refer to note 14 “Stock-Based Compensation Plans” in the Company’s 2011 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $211 thousand and $416 thousand for the three and six months ended June 30, 2012, compared to $143 thousand and $341 thousand for the three and six months ended June 30, 2011, respectively.

During the first six months of 2012, the Company granted 71,376 shares of common stock in the form of restricted stock awards comprised of 62,160 shares awarded to an employee, vesting over four years, 3,000 shares awarded to an executive officer vesting immediately and 6,216 shares awarded to directors vesting over two years. The weighted average grant date fair value of the restricted stock awarded was $16.25 per share, the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the grant date.

During the first six months 2011, the Company granted 63,765 shares of common stock in the form of restricted stock awards comprised of 53,475 shares awarded to employees, generally vesting over four years, 3,500 shares awarded to an executive officer vesting immediately and 6,790 shares awarded to directors vesting over two years.  The grant date fair value of the restricted stock awarded was $14.85 per share, the market value of the common stock on the grant date. The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the grant date.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $58 thousand and $111 thousand for the three and six months ended June 30, 2012, compared to $40 thousand and $97 thousand for the three and six months ended June 30, 2011, respectively. In January 2012, directors were issued 12,132 shares of common stock in lieu of cash fees related to the 2011 annual directors’ stock-based compensation expense of $166 thousand and a market value price of $13.65 per share, the market value of the common stock on January 3, 2011.

(9)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan (SERPs)

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer, who currently works on a part time basis. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined “benefit age.” The Company has not recognized service cost in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The following table illustrates the net periodic benefit cost for the SERPs for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service Cost	$—	$—	$—	$—
Interest Cost	38	42	76	85
Net periodic benefit cost	$38	$42	$76	$85

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2012 and June 30, 2011, respectively. The Company anticipates accruing an additional $76 thousand to the plan during the remainder of 2012.

Supplemental Life Insurance

For certain senior and executive officers on whom the Company owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

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

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2012	2011	2012	2011
Service Cost	$1	$3	$3	$7
Interest Cost	17	18	34	36
Actuarial Gain/Loss	—	—	—	(19)
Net periodic post retirement benefit cost	$18	$21	$37	$24

(10)	Accounting for Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2012.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$156,752	$—	$156,752	$—
Equity securities	8,459	8,459	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,241	—	—	6,241
Other real estate owned	1,005	—	—	1,005

	December 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$133,441	$—	$133,441	$—
Equity securities	6,964	6,964	—	—
FHLB Stock	4,740	—	—	4,740
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,418	—	—	7,418
Other real estate owned	1,445	—	—	1,445

The Company did not have cause to transfer any assets between the fair value measurement levels during the six months ended June 30, 2012 or the year ended December 31, 2011. There were no liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2012, or December 31, 2011. There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the six months ended June 30, 2012, or the year ended December 31, 2011.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities and certificates of deposits, as held at those dates.  Certificates of deposit are investment securities issued by financial institutions. They are subject to FDIC insurance and trade in the open market.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures.  See the discussion regarding FHLB stock in Note 5, “Restricted Investments,” above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at June 30, 2012 amounted to $2.3 million compared to $2.6 million at December 31, 2011, a net decrease of $277 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”).  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at June 30, 2012 and December 31, 2011 consisted of three and four properties at the end of each period, respectively. One property was added and two properties were sold during 2012; net gains realized on the sale of the OREO properties were $45 thousand.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2012.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,260	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$6,241	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$1,005	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

was $10 thousand and $27 thousand at June 30, 2012 and December 31, 2011, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At June 30, 2012 and December 31, 2011, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2012 and December 31, 2011 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2012 and December 31, 2011.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2012 and December 31, 2011 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	1,269,303	1,273,564	—	—	1,273,564
Financial liabilities:
Certificates of deposit	257,042	257,618	—	257,618	—
Borrowed funds	2,869	2,897	—	2,897	—
Junior subordinated debentures	10,825	11,609	—	—	11,609

	December 31, 2011		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	1,227,329	1,235,229	—	—	1,235,229
Financial liabilities:
Certificates of deposit	269,695	270,282	—	270,282	—
Borrowed funds	4,494	4,541	—	4,541	—
Junior subordinated debentures	10,825	11,042	—	—	11,042
(1) Excluded from this table are certain financial instruments that approximated their fair value, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, accrued interest receivable, non-term deposit accounts, and accrued interest payable. The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

(12)	Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards ("IFRS"). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. As this ASU primarily deals with disclosure requirements and the Company has no material netting arrangements, this adoption is not expected to have a material impact on the Company's financial statements.

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2011 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

 The year to date 2012 financial results reflect our continued growth, which contributed to our strong earnings. Net income amounted to $2.9 million for the quarter ended June 30, 2012, compared to $2.7 million for the quarter ended June 30, 2011, an increase of 8%. Diluted earnings per share were $0.30 for the three months ended June 30, 2012 compared to $0.28 for the same period in 2011, an increase of 7% for the quarter. Net income for the six months ended June 30, 2012 amounted to $6.1 million, representing an increase of $929 thousand, or 18%, compared to the same six month period in 2011. Diluted earnings per share were $0.63 for the six months ended June 30, 2012, an increase of $0.08, or 15%, compared to the same period in 2011.

Assets amounted to $1.62 billion, which represented an increase of $125.9 million, or 8%, since December 31, 2011, and $55.0 million, or 4% since March 31, 2012. Deposits and loans outstanding have increased by 9% and 3%, respectively, during the first half of 2012, which are annualized growth rates of 18% and 7%, respectively. During the quarter ended June 30, 2012, deposits increased $48.6 million and loans outstanding increased $41.0 million.

Composition of Earnings

The Company’s growth contributed to increases in net interest income and the level of operating expenses for both the quarter and the year-to-date periods ended June 30, 2012. In 2012, the provision for loan losses decreased compared to the 2011 periods, while non-interest income increased year over year, but decreased compared to the June 2011 quarter.

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

Net interest income for the quarter ended June 30, 2012 amounted to $15.4 million, an increase of $1.1 million, or 8%, compared to the June 2011 quarter.  Net interest income for the six months ended June 30, 2012 amounted to $30.3 million, an increase of $2.1 million, or 7%, compared to the same period in 2011. The increase in net interest income was due primarily to loan growth, partially offset by a decrease in net interest margin.  Average loan balances for the three and six months ended June 30, 2012 increased $104.6 million and $101.6 million respectively, compared to the three and six month averages in 2011.  Tax equivalent net interest margin ("margin") was 4.31% for the quarter ended June 30, 2012 compared to 4.33% for the quarter ended June 30, 2011. The margin was 4.36% for the quarter ended March 31, 2012. Year-to-date margins were 4.33% and 4.38% for the six months ended June 30, 2012 and 2011, respectively. Consistent with the industry, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on our cost of funds, as the cost of funds are approaching a floor.

The provision for loan losses amounted to $1.1 million for the three months ended June 30, 2012 compared to $1.2 million for the same period in 2011.  For the six months ended June 30, 2012 and 2011, the provision for loan losses amounted to $1.4 million and $2.1 million, respectively. The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the six months ended June 30, 2012 was $41.9 million, compared to $32.3 million during the same period in 2011.  The balance of the allowance for loan losses allocated to impaired loans amounted to $3.6 million at June 30, 2012, compared to $3.7 million at June 30, 2011.  Total non-performing assets as a percentage of total assets were 1.61% at June 30, 2012, compared to 1.73% at June 30, 2011. For the year-to-date period ended June 30, 2012, the Company recorded net charge-offs of $1.4 million, the majority of which had reserves specifically allocated in prior periods. For the same period in 2011, net charge-offs were $219 thousand.    Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves.   The allowance for loan losses to total loans ratio was 1.79% at June 30, 2012, compared to 1.85% at December 31, 2011 and 1.81% at June 30, 2011.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2012 amounted to $3.0 million, a decrease of $71 thousand, or 2%, compared to the second quarter of 2011. In the current quarter, decreases in gains on securities sales and slight declines in deposit fees and investment advisory fees were partially offset by an increase in gains on loan sales income. Non-interest income for the six months ended June 30, 2012 amounted to $5.9 million an increase of $145 thousand, or 3%, compared to the 2011 year-to-date period. The increase for the year is primarily due to an increase in gains on loan sales, partially offset by lower gains on securities sales in the current year.

Non-interest expense for the three months ended June 30, 2012 amounted to $13.0 million, an increase of $901 thousand, or 7%, compared to the same period in the prior year.  The increase was primarily in salaries and benefits, occupancy expenses, legal and other professional services, and technology expenses due to the Company's strategic growth initiatives, partially offset by a reduction in advertising expenses. For the six months ended June 30, 2012, non-interest expense amounted to $25.8 million, an increase of $1.5 million, or 6%, compared to the same period in the prior year. The increase in the year-to-date expenses was primarily in salaries and benefits, legal and other professional services, and technology expenses from the Company's strategic growth initiatives, partially offset by a reduction in FDIC insurance expenses.

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

Total assets amounted to $1.62 billion at June 30, 2012, increases of $125.9 million, or 8%, since December 31, 2011 and $55.0 million, or 4%, since March 31, 2012. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $41.9 million since December 31, 2011 and amounted to $1.29 billion, or 80% of total assets, at June 30, 2012. Since March 31, 2012, total loans have increased $41.0 million, or 3%. Total commercial loans amounted to $1.12 billion, or 87% of gross loans, which was consistent with the composition at December 31, 2011.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position.  Total investments increased $24.8 million since December 31, 2011 and amounted to $165.2 million at June 30, 2012, representing 10% of total assets, compared to 9% at December 31, 2011.

Since December 31, 2011, cash and cash equivalents have increased $61.7 million, primarily due to deposit growth exceeding loan and investment growth.

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

At June 30, 2012, deposits amounted to $1.45 billion, an increase of $120.5 million, or 9%, from December 31, 2011 balances and $48.6 million, or 3%, since March 31, 2012. This increase was primarily due to increases in checking account balances of $83.1 million, or 17%, and savings and money market account balances of $50.0 million, or 9%. The deposit growth is primarily attributed to a general inflow of funds into the deposit marketplace due to economic uncertainties and low returns on other investment options available to deposit customers, as well as customers seeking an alternative to larger regional and national banks.

Wholesale funding remained at low levels and amounted to $2.9 million at June 30, 2012, compared to $4.5 million at December 31, 2011.  At both June 30, 2012 and December 31, 2011, wholesale funding was comprised of FHLB term borrowings.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition. Our focus remains on organic growth and expansion, while planning for our future by investing in our branch network, technology, progressive product capabilities, our communities and most importantly, in our people.

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

The Company also seeks to increase deposit share, through continuous reviews of deposit product offerings and delivery options with targeted marketing strategies, including its online banking and mobile delivery capabilities. In addition, Enterprise carefully plans expansion into neighboring markets and new branch development. In February 2012, the Company opened its 19th branch office in the town of Pelham, New Hampshire. The Company also recently announced plans to open new branches in Tyngsboro and Lawrence, Massachusetts and anticipates that the Tyngsboro office will open in the fourth quarter of 2012 and the Lawrence office will open in early 2013.

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

The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail under the heading Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At June 30, 2012, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation.  Moreover, the revisions to international capital standards contained in the so-called Basel III accords and the recently promulgated interagency notice of proposed rulemaking could eventually result in enhanced capital requirements for all U.S. banking organizations, including community banks, such as Enterprise Bank.  For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2012, see the section entitled “Capital Resources” contained in this Item 2 below.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, additional capital requirements, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry. Although several significant aspects of the Dodd-Frank Act expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

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

Management has processes in place for the monitoring and management of compliance risk and operational risk. Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.

The Company maintains a Compliance Management Program (CMP) designed to meet regulatory and legislative requirements.  The CMP provides for; tracking and implementing regulatory changes, monitoring effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.  The Board of Directors Audit Committee oversees the effectiveness of the CMP.

Operational risk includes the threat of loss from fraud or error, and the inability to deliver products or services, maintain a competitive position, manage information from inadequate or failed internal processes and procedures, or violations of ethical standards.  Controls to manage operational risk include technology administration, information security, vendor management and business continuity.

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

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis.  These third parties conduct penetration testing and vulnerability scans to test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously scan for computer viruses on the Company’s information systems.

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

Financial Condition

Total assets increased $125.9 million, or 8%, since December 31, 2011, to $1.62 billion at June 30, 2012.  The balance sheet composition and changes since December 31, 2011 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. As of June 30, 2012, cash and cash equivalents amounted to 6% of total assets, compared to 3% of total assets, at December 31, 2011. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At June 30, 2012, the carrying value of the investment portfolio amounted to $165.2 million, an increase of $24.8 million, or 18%, compared to December 31, 2011.  The following table summarizes investments at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Federal agency obligations(1)	$62,809	$40,397	$39,231
Federal agency mortgage backed securities (MBS)(1)	39,271	39,688	39,126
Municipal securities	53,690	51,209	49,528
Certificates of Deposits (2)	982	2,147	—
Total fixed income securities	156,752	133,441	127,885
Equity investments	8,459	6,964	6,239
Total available for sale investments at fair value	$165,211	$140,405	$134,124
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs).  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the federal agency MBS categories above were CMOs totaling $18.1 million, $21.8 million, and $24.1 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.

During the six months ended June 30, 2012, the total principal pay downs, calls and maturities on fixed income securities amounted to $9.7 million.  In addition, during the period, the Company sold approximately $2.8 million in investment securities realizing gains on sales of $159 thousand.  These portfolio cash inflows along with other funds were used to purchase $36.9 million in securities.

Net unrealized gains on the investment portfolio amounted to $5.6 million at June 30, 2012 compared to $5.0 million at December 31, 2011 and $4.8 million at June 30, 2011.  The level of net unrealized gains in the portfolio at June 30, 2012, primarily resulted from the low interest rate environment on fixed income securities.  See Note 4, “Investment Securities,” and Note 11, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million at June 30, 2012, compared to $4.7 million at December 31, 2011 and June 30, 2011. See Note 5, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB.

Loans

Total loans represented 80% of total assets as of June 30, 2012, compared to 84% at December 31, 2011.  Total loans increased $41.9 million, or 3%, compared to December 31, 2011, and $116.8 million, or 10%, since June 30, 2011.   The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 87% of gross loans, reflecting the Bank's goal of selectively developing relationships with strong, credit-worthy commercial customers.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2012		December 31, 2011		June 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$668,369	51.6%	$650,697	51.9%	$611,016	51.9%
Commercial and industrial	331,064	25.6%	310,706	24.8%	276,828	23.5%
Commercial construction	121,119	9.4%	117,398	9.4%	123,853	10.5%
Total commercial loans	1,120,552	86.6%	1,078,801	86.1%	1,011,697	85.9%
Residential mortgages	88,787	6.9%	83,368	6.7%	83,089	7.1%
Residential construction	429	—%	2,943	0.2%	2,845	0.3%
Home equity	77,860	6.0%	77,135	6.2%	75,145	6.4%
Consumer	3,824	0.3%	4,570	0.4%	3,924	0.3%
Loans held for sale	2,263	0.2%	5,061	0.4%	330	—%
Gross loans	1,293,715	100.0%	1,251,878	100.0%	1,177,030	100.0%
Deferred fees, net	(1,286)		(1,389)		(1,417)
Total loans	1,292,429		1,250,489		1,175,613
Allowance for loan losses	(23,126)		(23,160)		(21,310)
Net loans	$1,269,303		$1,227,329		$1,154,303

Commercial real estate loans increased $17.7 million, or 3%, as of June 30, 2012, compared to December 31, 2011, and increased 9% compared to June 30, 2011.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $20.4 million, or 7%, since December 31, 2011, and increased 20% as compared to June 30, 2011.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $3.7 million, or 3%, since December 31, 2011, however they declined 2% compared to June 30, 2011. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages, residential construction, home equity mortgages and consumer loans combined represented approximately 13% of the total loan portfolio at June 30, 2012 and December 31, 2011.  These loans increased by $2.9 million, or 2%, since December 31, 2011 and increased by $5.9 million, or 4%, since June 30, 2011.  The increase since the prior year was primarily within the residential mortgage portfolio.

During the six months ended June 30, 2012, the Company originated $21.4 million in residential loans designated for sale, compared to $9.9 million for the same period in the prior year.  During the 2012 period, loans sold amounted to $24.2 million compared to $16.0 million the 2011 period.  These loan sales generated gains on sales of $458 thousand and $284 thousand for the 2012 and 2011 periods, respectively.

At June 30, 2012, commercial loan balances participated out to various banks amounted to $46.3 million, compared to $43.0 million at December 31, 2011, and $34.5 million at June 30, 2011.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $31.8 million, $33.0 million and $23.6 million at June 30, 2012, December 31, 2011, and June 30, 2011, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank is divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructure ("TDR"). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, loans that are measured at fair value, unless the loan is amended in a TDR.

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

Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category.

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

Asset Quality

At June 30, 2012, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $37.3 million, compared to $37.8 million at December 31, 2011.  There were no loans classified as “Loss” at June 30, 2012 or December 31, 2011.  The decrease in adversely classified loans as of June 30, 2012, as compared to December 2011, was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.  Management continues to closely monitor these adversely classified relationships.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.2 million and $14.0 million, at June 30, 2012 and December 31, 2011, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $23.1 million and $23.8 million at June 30, 2012 and December 31, 2011, respectively.  Non-accrual loans which were not adversely classified amounted to $1.8 million and $2.1 million at June 30, 2012 and December 31, 2011, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commercial real estate	$13,723	$14,060	$12,961
Commercial and industrial	8,754	9,696	8,614
Commercial construction	700	727	2,124
Residential	1,237	850	1,083
Home Equity	523	536	82
Consumer	3	6	7
Total non-accrual loans	24,940	25,875	24,871
Overdrafts > 90 days past due	1	1	4
Total non-performing loans	24,941	25,876	24,875
Other real estate owned (“OREO”)	1,005	1,445	500
Total non-performing assets	$25,946	$27,321	$25,375
Total Loans	$1,292,429	$1,250,489	$1,175,613
Accruing restructured loans not included above	$11,252	$12,442	$11,360
Delinquent loans 60 — 89 day past due	$1,814	$3,026	$1,725
Non-performing loans to total loans	1.93%	2.07%	2.12%
Non-performing assets to total assets	1.61%	1.83%	1.73%
Loans 60-89 days past due to total loans	0.14%	0.24%	0.15%
Adversely classified loans to total loans	2.89%	3.02%	3.22%
Allowance for loan losses	$23,126	$23,160	$21,310
Allowance for loan losses: Non-performing loans	92.72%	89.50%	85.67%
Allowance for loan losses: Total loans	1.79%	1.85%	1.81%

Management believes the Company's non-performing statistics are consistent with the regional economic environment and its lagging impact on the local commercial markets.  Management believes the credit quality of the general loan portfolio at June 30, 2012, to be sound as indicated by the following factors: the reasonable ratio of non-performing loans to total loans given the size and mix of the Company’s loan portfolio; the minimal level of OREO; and the low levels of loans 60-89 days delinquent.

Total impaired loans amounted to $35.8 million and $38.3 million at June 30, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $11.9 million and $13.2 million at June 30, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $23.9 million and $25.1 million as of June 30, 2012 and December 31, 2011, respectively.   The decrease was primarily due to charge offs, sales at foreclosure, and paydowns of several commercial relationships, partially offset by additional credit downgrades during the period.

In management’s opinion the majority of impaired loan balances at June 30, 2012 and December 31, 2011 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at June 30, 2012, impaired loans totaling $24.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $3.6 million.  At December 31, 2011, impaired loans totaling $25.4 million required no specific reserves and impaired loans totaling $12.9 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of June 30, 2012 and December 31, 2011 were $23.0 million and $25.5 million, respectively.  The decline is primarily due to the impaired loan activity discussed above.  TDR loans on accrual status amounted to $11.3 million and $12.4 million at June 30, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $11.7 million and $13.0 million at June 30, 2012 and December 31, 2011, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at June 30, 2012 was $1.0 million and consisted of three properties; one property was added and two properties were sold during the 2012 period; there were $45 thousand in net gains realized on the sale of this OREO property.  The carry value of OREO at December 31, 2011 and June 30, 2011 was $1.4 million and $500 thousand respectively. During the six months ended June 30, 2011, there were no properties sold.

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

The allowance for loan losses to total loans ratio was 1.79% at June 30, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under “Credit Risk/Asset Quality."  Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2012.

The following tables summarize the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2012	2011
Balance at beginning of year	$23,160	$19,415

Provision charged to operations	1,350	2,114

Recoveries on charged-off loans:
Commercial real estate	—	48
Commercial and industrial	192	78
Commercial construction	2	4
Residential	—	2
Home equity	1	—
Consumer	3	6
Total recoveries	198	138
Charged-off loans
Commercial real estate	223	34
Commercial and industrial	1,065	307
Commercial construction	100	—
Residential	182	4
Home equity	—	—
Consumer	12	12
Total Charged off	1,582	357
Net loans charged-off	(1,384)	(219)
Ending Balance	$23,126	$21,310
Annualized net loans charged-off: Average loans outstanding	0.22%	0.04%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012 based on the then current assessment methodology.  At June 30, 2012, the Company carried the remaining balance of its prepaid assessment totaling approximately $2.4 million as a prepaid asset on its balance sheet.

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

Deposits

Total deposits increased $120.5 million, or 9%, compared to December 31, 2011, and increased $133.7 million, or 10%, since June 30, 2011.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	June 30, 2012		December 31, 2011		June 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$367,342	25.3%	$309,930	23.3%	$255,240	19.3%
Interest bearing checking	191,370	13.1%	165,718	12.4%	188,860	14.3%
Total checking	558,712	38.4%	475,648	35.7%	444,100	33.6%
Savings	164,304	11.3%	141,289	10.6%	156,394	11.9%
Money markets	473,554	32.6%	446,526	33.5%	446,415	33.8%
Total savings/money markets	637,858	43.9%	587,815	44.1%	602,809	45.7%
Certificates of deposit	257,042	17.7%	269,695	20.2%	273,050	20.7%
Total deposits	$1,453,612	100.0%	$1,333,158	100.0%	$1,319,959	100.0%

Deposit growth was noted across all non-term deposit products, primarily non-interest bearing accounts, which increased $57.4 million, or 19% since December 31, 2011.  The deposit growth is primarily attributed to a general inflow of funds into the deposit marketplace due to economic uncertainties and low returns on other investment options available to deposit customers as well as customers seeking an alternative to larger regional and national banks.

The Company had no brokered deposits at June 30, 2012, December 31, 2011, or June 30, 2011.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $2.9 million at June 30, 2012, compared to $4.5 million and $4.8 million at December 31, 2011 and June 30, 2011, respectively.

Borrowed funds decreased $1.6 million since December 31, 2011.  Outstanding FHLB borrowing balances at June 30, 2012, December 31, 2011 and June 30, 2011 represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB.

At June 30, 2012, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $204.5 million and capacity to borrow from the FRB Discount window of approximately $51.4 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at June 30, 2012, December 31, 2011 and June 30, 2011, respectively, in addition to the borrowed funds noted above.

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
From time to time, management may also utilize brokered deposits or purchase securities sold under agreements to repurchase ("repurchase agreements") as cost effective alternative wholesale funding sources for continued loan growth. Brokered deposits may be comprised of money market deposits placed into overnight brokered deposits and CDs placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance.

Management believes that the Company has adequate liquidity to meet its obligations. The Company currently funds earning assets primarily with deposits, FHLB borrowings, and earnings.  The Company has in the past also issued junior subordinated debentures, utilized brokered deposits and other wholesale funding sources, and offered shares of the Company’s common stock for sale to the general public, as most recently with the December 2009 offerings, in order to increase its liquidity.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2012, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, in the case of the Bank, to qualify as “well capitalized,” it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company’s actual capital amounts and ratios are presented as of June 30, 2012 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$151,078	11.44%	$105,690	8.00%	$132,113	10.00%
Tier 1 Capital (to risk weighted assets)	$134,040	10.15%	$52,845	4.00%	$79,268	6.00%
Tier 1 Capital (to average assets)	$134,040	8.65%	$61,949	4.00%	$77,436	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $635 thousand of the $2.1 million in cash dividends paid through June 30, 2012, into 41,313 shares of the Company’s common stock.

As previously announced on July 17, 2012, the Company declared a quarterly dividend of $0.11 per share to be paid on September 4, 2012 to shareholders of record as of August 14, 2012.  The quarterly dividend represents a 4.8% increase over the 2011 dividend rate.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Investment advisory and management services	$439,783	$389,569	$398,038
Brokerage and management services	105,576	108,190	108,521
Total investment advisory assets	545,359	497,759	506,559
Commercial sweep accounts	6,915	7,404	5,977
Investment assets under management	$552,274	$505,163	$512,536

Investment assets under management increased $47.1 million, or 9%, since December 31, 2011 and $39.7 million, or 8%, since June 30, 2011.  The increase is attributable primarily to the effects of the equity markets on investment account balances, and new business, particularly in the first quarter of 2012.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.24 billion at June 30, 2012, $2.06 billion at December 31, 2011, and $2.04 billion at June 30, 2011.

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

As discussed in the Company’s 2011 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to note 1, "Summary of Significant Accounting Policies," to the Company’s consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K for significant accounting policies.

Results of Operations
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Unless otherwise indicated, the reported results are for the three months ended June 30, 2012 with the “comparable period,” and “prior period” being the three months ended June 30, 2011. Average yields are presented on a tax equivalent basis.

The Company’s second quarter 2012 net income amounted to $2.9 million compared to $2.7 million for the same period in 2011, an increase of 8%.  Diluted earnings per common share were $0.30 and $0.28 for the three months ended June 30, 2012 and June 30, 2011, respectively, an increase of 7%.

The Company's growth contributed to increases in net interest income and the level of operating expenses, partially offset by a decrease in non-interest income in the quarter ended June 30, 2012 compared to the same 2011 period. A reduction in the loan loss provision in the current quarter of 2012, compared to the second quarter of the prior year also contributed to the increased earnings.

Net Interest Income

The Company’s net interest income for the quarter ended June 30, 2012 amounted to $15.4 million, compared to $14.3 million for the quarter ended June 30, 2011, an increase of $1.1 million, or 8%.  The increase in net interest income over the comparable period was due primarily due to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s tax equivalent net interest margin (“margin”) decreased to 4.31% for the three months ended June 30, 2012, compared to 4.36% and 4.33% for the quarters ended March 31, 2012 and June 30, 2011, respectively.  Net interest margin was 4.39% for the quarter ended December 31, 2011. Consistent with the industry, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on our cost of funds, as the cost of funds are approaching a floor. This margin compression was partially offset by an increase in average balance of non-interest bearing demand deposits.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$661	$1,409	$(615)	$(133)
Investments (1)	(64)	101	(138)	(27)
Total interest earnings assets	597	1,510	(753)	(160)
Interest Expense
Int chkg, savings and money market	(318)	27	(349)	4
Certificates of deposit	(217)	(43)	(178)	4
Borrowed funds	(9)	(9)	(1)	1
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(544)	(25)	(528)	9
Change in net interest income	$1,141	$1,535	$(225)	$(169)
__________________________________________

(1)	Investments include investment securities, dividends on FHLB stock, interest-earning deposits and fed funds.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2012 and 2011.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,268,173	$16,228	5.20%	$1,163,568	$15,567	5.41%
Investments (3)	206,667	859	2.11%	189,910	923	2.40%
Total interest earnings assets	1,474,840	17,087	4.77%	1,353,478	16,490	4.99%
Other assets	88,197			80,930
Total assets	$1,563,037			$1,434,408

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$801,816	726	0.36%	$781,432	1,044	0.54%
Certificates of deposit	260,886	642	0.99%	274,729	859	1.25%
Borrowed funds	2,869	13	1.72%	5,618	22	1.57%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	1,076,396	1,676	0.63%	1,072,604	2,220	0.83%

Net interest rate spread			4.14%			4.16%

Demand deposits	344,897	—		231,088	—
Total deposits, borrowed funds and debentures	1,421,293	1,676	0.47%	1,303,692	2,220	0.68%
Other liabilities	9,788			10,030
Total liabilities	1,431,081			1,313,722

Stockholders’ equity	131,956			120,686
Total liabilities and stockholders’ equity	$1,563,037			$1,434,408

Net interest income		$15,411			$14,270
Net interest margin (tax equivalent)			4.31%			4.33%
__________________________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $403 thousand and $359 thousand for the periods ended June 30, 2012 and June 30, 2011, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB Stock.

Interest and Dividend Income

For the second quarter of 2012, total interest and dividend income amounted to $17.1 million, an increase of $597 thousand, or 4%, compared to the prior period.  The increase resulted primarily from an increase of $121.4 million, or 9%, in the average balance of interest earning assets for the quarter ended June 30, 2012 compared to the second quarter of 2011, primarily in loans, partially offset by a 22 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $16.2 million for the quarter ended

June 30, 2012, an increase of $661 thousand, or 4%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $104.6 million, or 9%, for the three months ended June 30, 2012 compared to the same period in 2011, while the average yield on loans declined 21 basis points compared to the prior period and amounted to 5.20% for the three months ended June 30, 2012.

Total investment income, which represents the remainder of interest income, amounted to $859 thousand for the three months ended June 30, 2012, a decrease of $64 thousand, or 7%, compared to the prior period.  The decrease resulted primarily from the impact of a 29 basis point decrease in the average yield on investment securities and fed funds sold as investments that were sold, matured, or were called had higher yields than investment purchases during the period, as well as changes in the composition of the portfolio. This decrease in interest income was partially offset by an increase of $16.8 million, or 9%, in the average balance of investments for the second quarter of 2012 compared to the second quarter of 2011, primarily within Federal Agency Obligations.

Interest Expense

For the three months ended June 30, 2012, total interest expense amounted to $1.7 million, a decrease of $544 thousand, or 25%, compared to the prior period.  The decrease resulted primarily from a 21 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period.

Interest expense on interest checking, savings and money market accounts amounted to $726 thousand for the quarter ended June 30, 2012, a decrease of $318 thousand, or 30%, compared to the same quarter in the prior period. The decrease primarily resulted from a decrease of 18 basis points in the average cost of these accounts to 0.36%, partially offset by an increase in average balances of $20.4 million, or 3%, for the three months ended June 30, 2012 compared to three months ended June 30, 2011.  Average balance increases were noted primarily in money market accounts.

Interest expense on CDs decreased $217 thousand, or 25%, compared to the prior period and amounted to $642 thousand for the three months ended June 30, 2012.  The decrease was primarily due to a decline in market rates over the comparable period and the repricing of term CDs. The average cost of CDs decreased 26 basis points, to 0.99%, for the three months ended June 30, 2012, and average balances of these CDs decreased $13.8 million, or 5%, compared to the quarter ended June 30, 2011.  The Company did not have any brokered CDs in the second quarter of 2012 or 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $13 thousand for the second quarter of 2012, a decrease of $9 thousand, or 41%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $2.7 million, or 49%, for the quarter ended June 30, 2012 compared to the same period in 2011.

The interest expense and average rate on junior subordinated debentures remained the same at $295 thousand and 10.88% for both the three months ended June 30, 2012 and June 30, 2011.

For the three months ended June 30, 2012, the average balance of non-interest bearing demand deposits increased $113.8 million, or 49%, as compared to the same period in 2011.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 25% and 18% of total average deposit balances for the three months ended June 30, 2012 and 2011, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.1 million for three months ended June 30, 2012 a decrease of $142 thousand compared to the same period last year.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended June 30, 2012 amounted to $3.0 million, a decrease of $71 thousand, or 2%, as compared to the three months ended June 30, 2011.  In the current quarter, decreases in gains on securities sales and slight declines in deposit fees and investment advisory fees were partially offset by an increase in gains on loan sales income.

Net gains on security sales for the three months ended June 30, 2012 decreased $149 thousand, or 57%, compared to the comparable period in 2011.

Gains on loan sales increased $154 thousand, or 241%, to $218 thousand for the three months ended June 30, 2012 due to an increase in volume.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2012 amounted to $13.0 million, an increase of $901 thousand, or 7%, compared to the same period in 2011. The significant changes are discussed below.

Salaries and employee benefits increased $719 thousand, or 10%.  The increase is primarily due to an increase in personnel costs necessary to support the Company’s strategic growth initiatives, including annual salary adjustments and incentives since the prior period.

Occupancy and equipment expenses increased $78 thousand, or 6%, primarily as a result of maintenance and depreciation expense related to capital expenditures that support the Company's strategic growth initiatives.

Technology and telecommunications expenses increased $116 thousand, or 12%, primarily as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

Advertising expenses decreased $84 thousand, or 14%, due to the timing and cost of various advertising campaigns.

Audit, legal and other professional fee expenses increased $125 thousand, or 35%, due primarily to increases in legal costs in 2012.

Results of Operations
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Unless otherwise indicated, the reported results are for the six months ended June 30, 2012 with the “comparable period”, “prior year” and “prior period” being the six months ended June 30, 2011. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2012 net income amounted to $6.1 million compared to $5.1 million for the same period in 2011, an increase of $929 thousand, or 18%.  Diluted earnings per common share were $0.63 for the six months ended June 30, 2012 compared to $0.55 for the comparable 2011 period, an increase of 15%.

The Company’s growth contributed to both increased net interest income and an increase in the level of operating expenses for the six months ended June 30, 2012 compared to the prior period. In 2012, the provision for loan losses decreased compared to the 2011 period, while non-interest income increased year over year.

Net Interest Income

The Company’s net interest income for the first half of 2012 was $30.3 million compared to $28.3 million for the six months ended June 30, 2011, an increase of $2.1 million, or 7%.  The increase in net interest income over the comparable year period was due primarily to loan growth, partially offset by a decrease in net interest margin.

Net Interest Margin

The Company’s margin was 4.33% for the six months ended June 30, 2012, compared to 4.38% in the comparable 2011 period.  As previously noted, consistent with the industry, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on our cost of funds, as the cost of funds are approaching a floor. This margin compression was partially offset by an increase in the average balance of non-interest bearing demand deposits.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$1,349	$2,734	$(1,271)	$(114)
Investments (1)	(216)	121	(305)	(32)
Total interest earnings assets	1,133	2,855	(1,576)	(146)
Interest Expense
Int chkg, savings and money market	(529)	52	(571)	(10)
Certificates of deposit	(384)	(87)	(318)	21
Borrowed funds	(15)	(13)	(4)	2
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(928)	(48)	(893)	13
Change in net interest income	$2,061	$2,903	$(683)	$(159)
_________________________________

(1)	Investments include investment securities, FHLB stock and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2012 and 2011.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,255,863	$32,186	5.21%	$1,154,289	$30,837	5.43%
Investments (3)	188,616	1,677	2.26%	179,329	1,893	2.60%
Total interest earnings assets	1,444,479	33,863	4.82%	1,333,618	32,730	5.05%
Other assets	86,363			79,715
Total assets	$1,530,842			$1,413,333

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$785,232	1,531	0.39%	$765,838	2,060	0.54%
Certificates of deposit	264,415	1,374	1.05%	278,001	1,758	1.28%
Borrowed funds	3,594	29	1.60%	5,873	44	1.52%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	1,064,066	3,523	0.67%	1,060,537	4,451	0.85%

Net interest rate spread			4.15%			4.20%
Demand deposits	326,012	—		223,925	—
Total deposits, borrowed funds and debentures	1,390,078	3,523	0.51%	1,284,462	4,451	0.70%
Other liabilities	10,220			9,671
Total liabilities	1,400,298			1,294,133
Stockholders’ equity	130,544			119,200
Total liabilities and stockholders’ equity	$1,530,842			$1,413,333
Net interest income		$30,340			$28,279
Net interest margin (tax equivalent)			4.33%			4.38%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $801 thousand and $725 thousand for the periods ended June 30, 2012 and June 30, 2011 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost and include investment securities, interest-earning assets, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $33.9 million for the six months ended June 30, 2012, an increase of $1.1 million, or 3%, compared to the prior period.  The increase resulted primarily from an increase of $110.9 million, or 8%, in the average balance of interest earning assets, partially offset by a 23 basis point decline in the yield on interest earning assets and the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $32.2 million, an increase of $1.3 million, or 4%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $101.6 million, or 9%, compared to the prior period, while the average yield on loans declined 22 basis points over the same period and amounted to 5.21% for the six months ended June 30, 2012.

Total investment income, which represents the remainder of interest income, amounted to $1.7 million for the six months ended June 30, 2012, a decrease of $216 thousand, or 11%, compared to the prior period.  The decrease resulted primarily from the impact of a 34 basis point decrease in the average yield on investment securities, as investments that were sold, matured, or were called had higher yields than investment purchases during the period, as well as changes in the composition of the portfolio.  This decrease in interest income was partially offset by a $9.3 million, or 5%, increase in the average balances of investments over the comparable period, primarily within the Federal Agency Obligations.

Interest Expense

For the six months ended June 30, 2012, total interest expense amounted to $3.5 million, a decrease of $928 thousand, or 21%, compared to the prior period.  The decrease resulted primarily from a 19 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period.

Interest expense on interest checking, savings and money market accounts amounted to $1.5 million for the six months ended June 30, 2012, a decrease of $529 thousand, or 26%, over the same period in the prior year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 15 basis points to 0.39%, while the average balances increased $19.4 million, or 3%, compared to the prior period.  Average balance increases were noted primarily in money market accounts.

Interest expense on CDs decreased $383 thousand, or 22%, compared to the prior period and amounted to $1.4 million for the six months ended June 30, 2012.  The decrease was primarily due to a decline in market rates over the comparable period and the repricing of term CDs. The average cost of CDs decreased 23 basis points, to 1.05%, for the six month period ended June 30, 2012, and average balances of these CDs decreased $13.6 million, or 5% compared to the previous period in 2011. The Company did not have any brokered CD balances in the six months ended June 30, 2012 or 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $29 thousand, a decrease of $15 thousand, or 34%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $2.3 million, or 39%, compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $589 thousand and 10.88% for both the six months ended June 30, 2012 and June 30, 2011.

For the six months ended June 30, 2012, the average balance of non-interest bearing demand deposits, increased $102.1, or 46%, as compared to the same period in 2011.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 24% and 18% of total average deposit balances for the six months ended June 30, 2012 and 2011, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.4 million for the six months ended June 30, 2012, a decrease of $764 thousand compared to the same period last year.   The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2012 amounted to $5.9 million, an increase of $145 thousand, or 3%, as compared to the six months ended June 30, 2011.  The significant changes are discussed below.

Net gains on security sales for the six months ended June 30, 2012 decreased $102 thousand, or 39% compared to the prior year.

Net gain on loan sales increased $174 thousand, or 61%, for the six months ended June 30, 2012 when compared to the same period in 2011, primarily due to a higher volume of residential loan sales in the current year.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2012 amounted to $25.8 million, an increase of $1.5 million, or 6%, compared to the same period in 2011.  The significant changes are discussed below.

Salaries and employee benefits increased $1.2 million, or 9%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth initiatives including annual salary adjustments, incentives, and health insurance benefits since the prior period.

Technology and telecommunications expense increased $142 thousand, or 7%, primarily as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

For the six months ended June 30, 2012, deposit insurance premiums decreased $213 thousand, or 28%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

Audit, legal, and other professional fees increased $298 thousand, or 44%, primarily due to increases in legal expenses and consulting costs including process improvement reviews in 2012.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Asset-Liability Committee ("ALCO").  ALCO is comprised of six outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors.  In addition, several directors who are not on ALCO rotate in on a regular basis.  Annually, ALCO reviews and approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  ALCO also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

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

Net interest margin in 2012 continues to trend downward as the yield on interest earning assets has declined faster than the rate on our cost of funds, as the cost of funds are approaching a floor. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  At June 30, 2012, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2012) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2012.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2012.

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

101
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 9, 2012	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)