Form 10-Q
period 2012-09-30
ENTERPRISE BANCORP INC /MA/
filed 2012-11-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 9,634,329 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$50,978	$30,231
Interest-earning deposits	25,413	6,785
Fed funds sold	5,879	2,115
Total cash and cash equivalents	82,270	39,131
Investment securities at fair value	191,696	140,405
Federal Home Loan Bank Stock	4,260	4,740
Loans, less allowance for loan losses of $23,930 at September 30, 2012 and $23,160 at December 31, 2011, respectively	1,280,123	1,227,329
Premises and equipment	27,267	27,310
Accrued interest receivable	5,830	5,821
Deferred income taxes, net	12,132	12,411
Bank-owned life insurance	15,321	14,937
Prepaid income taxes	719	287
Prepaid expenses and other assets	12,273	11,136
Goodwill	5,656	5,656
Total assets	$1,637,547	$1,489,163

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,470,426	$1,333,158
Borrowed funds	2,994	4,494
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	16,444	12,487
Accrued interest payable	323	751
Total liabilities	$1,501,012	$1,361,715
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,632,904 and 9,472,748 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	96	95
Additional paid-in-capital	47,304	45,158
Retained earnings	84,985	78,999
Accumulated other comprehensive income	4,150	3,196
Total stockholders’ equity	$136,535	$127,448
Total liabilities and stockholders’ equity	$1,637,547	$1,489,163

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income:
Loans	$16,324	$16,078	48,510	46,915
Investment securities	833	824	2,467	2,679
Other interest-earning assets	25	11	68	49
Total interest and dividend income	17,182	16,913	51,045	49,643
Interest expense:
Deposits	1,228	1,858	4,133	5,676
Borrowed funds	12	22	41	66
Junior subordinated debentures	294	294	883	883
Total interest expense	1,534	2,174	5,057	6,625
Net interest income	15,648	14,739	45,988	43,018
Provision for loan losses	800	1,840	2,150	3,954
Net interest income after provision for loan losses	14,848	12,899	43,838	39,064
Non-interest income:
Investment advisory fees	925	919	2,880	2,844
Deposit service fees	1,153	1,157	3,281	3,313
Income on bank-owned life insurance	122	132	384	409
Net gains on sales of investment securities	38	486	197	747
Gains on sales of loans	211	119	669	403
Other income	536	397	1,500	1,275
Total non-interest income	2,985	3,210	8,911	8,991
Non-interest expense:
Salaries and employee benefits	8,190	7,177	23,534	21,275
Occupancy and equipment expenses	1,400	1,346	4,244	4,147
Technology and telecommunications expenses	1,122	959	3,198	2,893
Advertising and public relations expenses	408	471	1,694	1,717
Deposit insurance premiums	283	276	843	1,049
Audit, legal and other professional fees	336	331	1,306	1,003
Supplies and postage expenses	232	212	659	636
Investment advisory and custodial expenses	110	97	319	327
Other operating expenses	929	979	3,003	3,050
Total non-interest expense	13,010	11,848	38,800	36,097
Income before income taxes	4,823	4,261	13,949	11,958
Provision for income taxes	1,760	1,324	4,808	3,872
Net income	$3,063	$2,937	$9,141	$8,086

Basic earnings per share	$0.32	$0.31	$0.96	$0.86
Diluted earnings per share	$0.32	$0.31	$0.95	$0.86

Basic weighted average common shares outstanding	9,613,386	9,429,360	9,567,294	9,383,678
Diluted weighted average common shares outstanding	9,692,290	9,463,664	9,639,122	9,435,506

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Net income	$3,063	$2,937	$9,141	$8,086

Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	861	(51)	1,677	1,933
Income tax expense	(307)	14	(594)	(697)
Net unrealized holding gains, net of tax	554	(37)	1,083	1,236
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	38	486	197	747
Income tax expense	(12)	(170)	(68)	(264)
Reclassification adjustment for gains realized, net of tax	26	316	129	483

Total other comprehensive income	528	(353)	954	753
Comprehensive income	$3,591	$2,584	$10,095	$8,839

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2011	$95	$45,158	$78,999	$3,196	$127,448
Net income			9,141		9,141
Other comprehensive income, net				954	954
Tax benefit from exercise of stock options		1			1
Common stock dividend paid ($0.33 per share)			(3,155)		(3,155)
Common stock issued under dividend reinvestment plan	—	956			956
Stock-based compensation	1	978			979
Stock options exercised	—	211			211
Balance at September 30, 2012	$96	$47,304	$84,985	$4,150	$136,535

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Cash flows from operating activities:
Net income	$9,141	$8,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,150	3,954
Depreciation and amortization	3,291	3,081
Stock-based compensation expense	956	796
Mortgage loans originated for sale	(35,041)	(19,338)
Proceeds from mortgage loans sold	35,085	22,549
Net gains on sales of loans	(669)	(403)
Net gains on sales of OREO	(45)	—
Net gains on sales of investments	(197)	(747)
Income on bank-owned life insurance, net of costs	(384)	(404)
Changes in:
Accrued interest receivable	(9)	114
Prepaid expenses and other assets	(1,807)	423
Deferred income taxes	(245)	(1,524)
Accrued expenses and other liabilities	(1,568)	327
Accrued interest payable	(428)	(548)
Net cash provided by operating activities	10,230	16,366
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,240	10,935
Proceeds from FHLB capital stock repurchase	480	—
Proceeds from maturities, calls and pay-downs of investment securities	22,332	39,000
Purchase of investment securities	(70,115)	(33,611)
Net increase in loans	(54,719)	(90,645)
Additions to premises and equipment, net	(2,730)	(3,796)
Proceeds from OREO sales and payments	885	325
Purchase of Oreo	(245)	—
Net cash used in investing activities	(100,872)	(77,792)
Cash flows from financing activities:
Net increase in deposits	137,268	101,417
Net decrease in borrowed funds	(1,500)	(11,047)
Cash dividends paid	(3,155)	(2,953)
Proceeds from issuance of common stock	956	942
Proceeds from the exercise of stock options	211	239
Tax benefit from the exercise of stock option	1	4
Net cash provided by financing activities	133,781	88,602

Net increase in cash and cash equivalents	43,139	27,176
Cash and cash equivalents at beginning of period	39,131	55,006
Cash and cash equivalents at end of period	$82,270	$82,182

Supplemental financial data:
Cash Paid For: Interest	$5,485	$7,173
Cash Paid For: Income Taxes	5,485	5,391

Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	5,548	1,463
Transfer from loans to other real estate owned	400	825

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

The Company has not changed its reporting policies from those disclosed in its 2011 Annual Report on Form 10-K. The consolidated interim financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

The Company has 19 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company has also obtained the necessary regulatory approvals for its new branches in Tyngsboro and Lawrence, Massachusetts with the Tyngsboro office opening in November 2012 and the planned opening of Lawrence office in the first quarter of 2013. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

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

(3)	Recent Accounting Pronouncements

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(4)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$75,319	$421	$1	$75,739
Federal agency mortgage backed securities (MBS) (1)	47,267	1,433	—	48,700
Municipal securities	53,432	3,141	22	56,551
Corporate bonds	648	8	—	656
Certificates of deposit (2)	500	—	—	500
Total fixed income securities	177,166	5,003	23	182,146
Equity investments	8,075	1,535	60	9,550
Total available for sale securities, at fair value	$185,241	$6,538	$83	$191,696

	December 31, 2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$40,206	$191	$—	$40,397
Federal agency mortgage backed securities (MBS) (1)	38,275	1,416	3	39,688
Municipal securities	48,393	2,821	5	51,209
Certificates of deposit (2)	2,149	—	2	2,147
Total fixed income securities	129,023	4,428	10	133,441
Equity investments	6,405	804	245	6,964
Total available for sale securities, at fair value	$135,428	$5,232	$255	$140,405
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/Collateralized Mortgage Obligations ("CMOs") investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the carrying amount of federal agency MBS category were CMOs totaling $25.8 million and $21.8 million at September 30, 2012 and December 31, 2011, respectively.

In 2012, the Company's internal investment policy was expanded to allow the purchase of corporate bonds within certain guidelines outlined in the policy. At September 30, 2012, the Company held $656 thousand in these types of authorized investments.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on an equity security is deemed to be other-than-temporary prior to a sale, the loss is charged to earnings.

The following paragraphs outline the investment categories within the portfolio with investments in an unrealized loss position at September 30, 2012.

As of September 30, 2012, the unrealized losses on the federal agency obligations were limited to one individual security, which was attributed to market interest rate volatility.

As of September 30, 2012, the unrealized losses on the Company’s municipal securities were related to eight obligations and were attributed to market interest rate volatility and not a fundamental deterioration in the issuers. The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2012 based on management’s assessment of these investments including a review of market pricing and ongoing credit evaluations. In addition, the Company does not intend to, and it is more likely than not that it will not be required to, sell these investments prior to a market price recovery or maturity.

At September 30, 2012, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 13%) invested in exchange traded funds or individual common stock of entities in the financial services industry.  At September 30, 2012, the Company had six investments with total unrealized losses of $60 thousand, which were short term in nature or which management believes there is no impairment of the underlying security.   Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  Management’s assessment includes evaluating whether any equity security or fund exhibits fundamental deterioration and whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period.  In determining the amount of the other-than-temporary impairment charge, management considers the severity of the declines and the uncertainty of recovery in the short-term for these equities.  Based upon this review, the Company did not consider those equity funds to be other-than-temporarily impaired at September 30, 2012.

During the nine months ended September 30, 2012 and 2011, the Company did not record any fair value impairment charges on its investments.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The contractual maturity distribution at September 30, 2012 of total fixed income investments, excluding CDs which mature in less than a year, is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Federal agency obligations	$7,003	$7,024	$63,316	$63,644	$5,000	$5,071	$—	$—
MBS	—	—	97	102	14,047	14,560	33,123	34,038
Municipal securities	3,216	3,235	13,717	14,113	25,256	26,759	11,243	12,444
Corporate bonds	—	—	420	423	228	233	—	—
Total Fixed Income	$10,219	$10,259	$77,550	$78,282	$44,531	$46,623	$44,366	$46,482

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of fixed income investment above, primarily the municipal and federal agency obligations categories are $51.9 million in securities which can be “called” before maturity.  Actual maturity of these callable securities could be shorter if called.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

See Note 12, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and as collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $173.6 million at September 30, 2012.

(5)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Based on management’s ongoing review, the Company has not recorded any other-than-temporary impairment charges on this investment to date. However, if negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree.  At September 30, 2012, the Company’s investment in FHLB capital stock amounted to $4.3 million, compared to $4.7 million at December 31, 2011. The change reflects the FHLB's one-time repurchase of $480 thousand of the Company's FHLB capital stock holdings in the first quarter of 2012.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(6)	Loans

Major classifications of loans and loans held for sale at the periods indicated, are as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Real estate:
Commercial real estate	$687,920	$650,697
Commercial construction	120,684	117,398
Residential mortgages	92,967	86,311
Loans held for sale	5,686	5,061
Total real estate	907,257	859,467
Commercial and industrial	320,278	310,706
Home equity	73,517	77,135
Consumer	4,380	4,570
Gross loans	1,305,432	1,251,878
Deferred loan origination fees, net	(1,379)	(1,389)
Total loans	1,304,053	1,250,489
Allowance for loan losses	(23,930)	(23,160)
Net loans and loans held for sale	$1,280,123	$1,227,329

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.” While the Company endeavors to minimize this risk through the credit risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions (see Note 7, "Allowance for Loan Losses", for additional information on the Company's credit risk management).

Loan Categories

- Commercial loans:

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $25.8 million at September 30, 2012 and $33.0 million at December 31, 2011.

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

- Residential loans:

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

- Home equity loans and lines of credit:

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

- Consumer loans:

Consumer loans primarily consist of secured or unsecured personal loans and overdraft protection lines on checking accounts extended to individual customers. Overdrawn deposit accounts are reclassified as loan balances.

Loans serviced for others

At September 30, 2012 and December 31, 2011, the Company was servicing residential mortgage loans owned by investors amounting to $23.1 million and $24.4 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $51.4 million and $43.0 million at September 30, 2012 and December 31, 2011, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial real estate	$227,981	$204,158
Residential mortgages	69,619	67,344
Home equity	18,900	19,835
Total loans pledged to FHLB	$316,500	$291,337

The increase since December 31, 2011 reflects the pledge of additional commercial real estate loans during the period, especially in order to provide additional borrowing capacity as part of the Company's ongoing liquidity management.

(7)	Allowance for Loan Loss

Credit Quality Indicators

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2011 periods, as indicated by the improving statistics related to migration of adversely classified, past due and non-accrual loans, impaired loans and the level of OREO properties held as of September 30, 2012. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

- Adversely Classified Loans

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	September 30, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$21,889	$—	$—	$666,031	$687,920
Commercial and industrial	6,336	2,445	2	311,495	320,278
Commercial construction	3,052	—	—	117,632	120,684
Residential	1,513	—	—	91,454	92,967
Home equity	576	—	—	72,941	73,517
Consumer	36	1	1	4,342	4,380
Loans held for sale	—	—	—	5,686	5,686
Total gross loans	$33,402	$2,446	$3	$1,269,581	$1,305,432

	December 31, 2011
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$23,676	$—	$—	$627,021	$650,697
Commercial and industrial	6,963	2,073	—	301,670	310,706
Commercial construction	3,221	—	—	114,177	117,398
Residential	1,251	—	—	85,060	86,311
Home equity	595	—	—	76,540	77,135
Consumer	6	3	—	4,561	4,570
Loans held for sale	—	—	—	5,061	5,061
Total gross loans	$35,712	$2,076	$—	$1,214,090	$1,251,878

The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

- Past Due and Non-Accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans.  Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal.  When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income.  Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present age analysis of past due loans as of the dates indicated.

Balance at September 30, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,465	$1,100	$12,655	$15,220	$672,700	$687,920
Commercial and industrial	650	296	8,378	9,324	310,954	320,278
Commercial construction	—	—	809	809	119,875	120,684
Residential	401	394	1,119	1,914	91,053	92,967
Home equity	273	—	348	621	72,896	73,517
Consumer	29	6	2	37	4,343	4,380
Loans held for sale	—	—	—	—	5,686	5,686
Total gross loans	$2,818	$1,796	$23,311	$27,925	$1,277,507	$1,305,432

Balance at December 31, 2011
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,420	$1,885	$14,060	$18,365	$632,332	$650,697
Commercial and industrial	1,153	699	9,696	11,548	299,158	310,706
Commercial construction	171	—	727	898	116,500	117,398
Residential	703	401	850	1,954	84,357	86,311
Home equity	—	—	536	536	76,599	77,135
Consumer	7	41	7	55	4,515	4,570
Loans held for sale	—	—	—	—	5,061	5,061
Total gross loans	$4,454	$3,026	$25,876	$33,356	$1,218,522	$1,251,878

Total non-accrual loans amounted to $23.3 million at September 30, 2012 and $25.9 million December 31, 2011.  Non-accrual loans which were not adversely classified amounted to $1.5 million at September 30, 2012 and $2.1 million at December 31, 2011.  These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The ratio of non-accrual loans to total loans amounted to 1.79% at September 30, 2012 and 2.07% at December 31, 2011, and 2.10% at September 30, 2011.

At September 30, 2012, additional funding commitments for loans on non-accrual status totaled $621 thousand compared to $97 thousand at December 31, 2011.  The increase reflects unadvanced funds on a commercial construction loan that was classified as non-accrual during the current year. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement, or if the borrower is not in compliance, additional funding commitments may be made at the Company’s discretion.

The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below.

- Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans include loans that have been modified in a troubled debt restructuring (TDR, see below).  Management does not

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.  Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2011 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $36.3 million and $38.3 million, at September 30, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $13.7 million and $13.2 million at September 30, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $22.5 million and $25.1 million as of September 30, 2012 and December 31, 2011, respectively.  The decrease was primarily due to the changes discussed above under Adversely Classified loans.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at September 30, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$24,601	$22,920	$19,677	$3,243	$817
Commercial and industrial	10,945	9,372	4,642	4,730	2,613
Commercial construction	3,090	2,998	1,000	1,998	728
Residential	1,038	895	396	499	93
Home equity	50	50	—	50	50
Consumer	15	15	—	15	15
Total	$39,739	$36,250	$25,715	$10,535	$4,316

Balance at December 31, 2011
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$26,052	$24,580	$20,792	$3,788	$973
Commercial and industrial	12,439	10,633	4,105	6,528	2,651
Commercial construction	2,482	2,407	229	2,178	629
Residential	655	624	286	338	125
Home equity	50	50	—	50	50
Consumer	17	17	—	17	17
Total	$41,695	$38,311	$25,412	$12,899	$4,445

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$22,952	$127	$22,991	$130
Commercial and industrial	9,613	19	9,837	18
Commercial construction	2,438	24	3,755	20
Residential	836	3	661	1
Home equity	50	—	—	—
Consumer	15	—	19	1
Total	$35,904	$173	$37,263	$170

The following table presents the average recorded investment in impaired loans and the related interest recognized during the nine month periods indicated.

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$23,853	$437	$28,407	$574
Commercial and industrial	10,028	105	9,668	47
Commercial construction	2,195	41	4,055	64
Residential	758	8	602	2
Home equity	50	—	—	1
Consumer	17	1	19	2
Total	$36,901	$592	$42,751	$690

- Troubled Debt Restructures

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

Total TDR loans, included in the impaired loan figures above as of September 30, 2012 and December 31, 2011 were $23.7 million and $25.5 million, respectively.

TDR loans on accrual status amounted to $13.2 million and $12.4 million at September 30, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $10.5 million and $13.0 million at September 30, 2012 and December 31, 2011, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present certain information regarding loan modifications classified as troubled debt restructures during the periods presented.

Troubled debt restructure agreements entered into during the period indicated.

	Three months ended September 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	—	—	—
Commercial construction	2	716	716
Residential	1	259	259
Home equity	—	—	—
Consumer	—	—	—
Total	3	$975	$975

Troubled debt restructures that subsequently defaulted.

There were no loans modified as troubled debt restructuring within the previous twelve months for which there was a payment default during the three months ended September 30, 2012.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the period indicated.

	Nine months ended September 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	5	115	113
Commercial construction	2	716	716
Residential	2	388	386
Home equity	—	—	—
Consumer	—	—	—
Total	9	$1,219	$1,215

Troubled debt restructures that subsequently defaulted during the period indicated.(1)

	Nine months ended September 30, 2012
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	14
Commercial construction	—	—
Residential	1	126
Home equity	—	—
Consumer	—	—
Total	4	$140
 (1) Data represents loans modified as troubled debt restructuring within the previous twelve months for which there was a payment default during the period noted.

There were no charge-offs associated with TDRs, noted in the tables above, during the periods indicated.  At September 30, 2012, specific reserves allocated to the TDRs entered into in 2012 amounted to $92 thousand, and interest payments received on non-accruing new 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $4 thousand.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the period indicated.

	Three months ended September 30, 2011
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	7	$3,296	$3,219
Commercial and industrial	4	318	263
Commercial construction	—	—	—
Residential	1	138	136
Home equity	—	—	—
Consumer	—	—	—
Total	12	$3,752	$3,618

Troubled debt restructure agreements entered into during the period indicated.

	Nine months ended September 30, 2011
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	12	$4,642	$4,570
Commercial and industrial	14	1,251	1,227
Commercial construction	1	166	166
Residential	1	138	136
Home equity	—	—	—
Consumer	—	—	—
Total	28	$6,197	$6,099

There were no charge-offs associated with TDRs noted in the tables above during the periods indicated.  At September 30, 2011, specific reserves allocated to the TDRs entered into during the 2011 period amounted to $280 thousand and interest payments received on non-accruing 2011 TDR loans which were applied to principal and not recognized as interest income amounted to $114 thousand for the nine months ended September 30, 2011.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

The allowance for loan losses amounted to $23.9 million at September 30, 2012 compared to $23.2 million at December 31, 2011. The allowance for loan losses to total loans ratio was 1.84% at September 30, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under "Credit Quality Indicators."  The majority of charge-offs recorded in the current year-to-date period ended September 30, 2012 had reserves specifically allocated in prior periods. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2012.

Changes in the allowance for loan losses by segment for the three months ended September 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2012	$10,997	$7,205	$3,329	$774	$721	$100	$23,126
Provision	224	423	12	17	104	20	800
Recoveries	15	35	—	—	—	4	54
Less: Charge offs	8	33	—	—	—	9	50
Ending Balance at September 30, 2012	$11,228	$7,630	$3,341	$791	$825	$115	$23,930

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2011	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	589	933	426	(22)	209	15	2,150
Recoveries	15	227	2	—	1	7	252
Less: Charge offs	231	1,098	100	182	—	21	1,632
Ending Balance at September 30, 2012	$11,228	$7,630	$3,341	$791	$825	$115	$23,930
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$817	$2,613	$728	$93	$50	$15	$4,316
Allotted to loans collectively evaluated for impairment	10,411	5,017	2,613	698	775	100	$19,614

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Changes in the allowance for loan losses by segment for the three months ended September 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2011	$10,473	$6,041	$3,194	$903	$602	$97	$21,310
Provision	839	972	(49)	26	49	3	1,840
Recoveries	28	59	—	—	—	3	90
Less: Charge offs	504	150	—	—	—	17	671
Ending Balance at September 30, 2011	$10,836	$6,922	$3,145	$929	$651	$86	$22,569

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2010	$9,769	$5,489	$2,609	$882	$553	$113	$19,415
Provision	1,529	1,753	532	49	98	(7)	3,954
Recoveries	76	137	4	2	—	9	228
Less: Charge offs	538	457	—	4	—	29	1,028
Ending Balance at September 30, 2011	$10,836	$6,922	$3,145	$929	$651	$86	$22,569
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$1,163	$2,130	$652	$175	$—	$17	$4,137
Allotted to loans collectively evaluated for impairment	9,673	4,792	2,493	754	651	69	$18,432

The balances of loans as of September 30, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$22,920	$665,000	$687,920
Commercial and industrial	9,372	310,906	320,278
Commercial construction	2,998	117,686	120,684
Residential	895	92,072	92,967
Home equity	50	73,467	73,517
Consumer	15	4,365	4,380
Loans held for sale	—	5,686	5,686
Deferred Fees	—	(1,379)	(1,379)
Total loans	$36,250	$1,267,803	$1,304,053

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The balances of loans as of December 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$24,580	$626,117	$650,697
Commercial and industrial	10,633	300,073	310,706
Commercial construction	2,407	114,991	117,398
Residential	624	85,687	86,311
Home equity	50	77,085	77,135
Consumer	17	4,553	4,570
Loans held for sale	—	5,061	5,061
Deferred Fees	—	(1,389)	(1,389)
Total loans	$38,311	$1,212,178	$1,250,489

(8)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

Supplemental Retirement Plan (SERPs)

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer who currently works on a part time basis. These agreements provide for predetermined fixed-cash supplemental retirement benefits to be provided for a period of 20 years after each individual reaches a defined “benefit age.” The Company has not recognized service cost in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

Total net periodic benefit cost, which was comprised of interest cost only, was $38 thousand and $114 thousand for the three and nine months ended September 30, 2012, respectively, compared to $43 thousand and $128 thousand for the three and nine months ended September 30, 2011, respectively.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2012 and September 30, 2011, respectively. The Company anticipates accruing an additional $37 thousand to the plan during the remainder of 2012.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2012	2011	2012	2011
Service Cost	$3	$4	$6	$11
Interest Cost	17	18	51	54
Actuarial Gain/Loss	—	—	—	(19)
Net periodic post retirement benefit cost	$20	$22	$57	$46

(9)	Stock-Based Compensation

The Company currently has three individual stock incentive plans.  The Company has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2011 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $304 thousand and $956 thousand for the three and nine months ended September 30, 2012, respectively, compared to $249 thousand and $796 thousand for the three and nine months ended September 30, 2011, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $65 thousand and $190 thousand for the three and nine months ended September 30, 2012, respectively, compared to $63 thousand and $172 thousand for the three and nine months ended September 30, 2011, respectively.

There were a total of 67,750 and 83,075 stock option awards granted to employees during the nine months ended September 30, 2012 and 2011, respectively. Options that have been granted under the plans generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter, and these options expire seven years from the date of grant. For these awards, under Company guidelines, upon the date of retirement, vesting of unvested options may be accelerated if an employee meets certain retirement criteria.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement. In the case of retirement, under current Company guidelines, unvested stock options may be accelerated if the employee meets certain retirement criteria.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2012 and 2011.

	Nine months ended September 30,
	2012	2011
Options granted	67,750	83,075
Average assumptions used in the model:
Expected volatility	50%	45%
Expected dividend yield	2.88%	2.91%
Expected life in years	5.5 years	5.5 years
Risk-free interest rate	1.38%	2.17%
Market price on date of grant	$16.25	$14.88
Per share weighted average fair value	$6.33	$5.28
Fair value as a percentage of market value at grant date	39%	35%

Refer to note 14 “Stock-Based Compensation Plans” in the Company’s 2011 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $207 thousand and $623 thousand for the three and nine months ended September 30, 2012, respectively, compared to $156 thousand and $497 thousand for the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2012, the Company granted 71,376 shares of common stock in the form of restricted stock awards comprised of 62,160 shares awarded to employees generally vesting over four years, 3,000 shares awarded to an executive officer vesting immediately and 6,216 shares awarded to directors vesting over two years. The weighted average grant date fair value of the restricted stock awarded was $16.25 per share, the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

During the nine months ended September 30, 2011, the Company granted 64,765 shares of common stock in the form of restricted stock awards comprised of 54,475 shares awarded to employees, generally vesting over four years, 3,500 shares awarded to an executive officer vesting immediately and 6,790 shares awarded to directors vesting over two years.  The weighted average grant date fair value of the restricted stock awarded was $14.88 per share, which reflects the market value of the common stock on the grant dates. The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods.

If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any shares of restricted stock granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement. In the case of retirement, under current Company guidelines, a portion of the unvested restricted shares may be accelerated if the employee meets certain retirement criteria.

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $32 thousand and $143 thousand for the three and nine months ended September 30, 2012, respectively, compared to $30 thousand and $127 thousand for the three and

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

nine months ended September 30, 2011, respectively. In January 2012, directors were issued 12,132 shares of common stock in lieu of cash fees related to the 2011 annual directors’ stock-based compensation expense of $166 thousand and a market value price of $13.65 per share, the market value of the common stock on the measurement date, January 3, 2011.

(10)	Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2012.  The Company’s tax years beginning after December 31, 2005 are open to federal and state income tax examinations.

(11)	Earnings per share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	9,613,386	9,429,360	9,567,294	9,383,678
Dilutive shares	78,904	34,304	71,828	51,828
Diluted weighted average common shares outstanding	9,692,290	9,463,664	9,639,122	9,435,506

For the nine months ended September 30, 2012, there were an additional 167,534 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(12)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$182,146	$—	$182,146	$—
Equity securities	9,550	9,550	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,031	—	—	5,031
Other real estate owned	1,250	—	—	1,250

	December 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$133,441	$—	$133,441	$—
Equity securities	6,964	6,964	—	—
FHLB Stock	4,740	—	—	4,740
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,418	—	—	7,418
Other real estate owned	1,445	—	—	1,445

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2012 or the year ended December 31, 2011. There were no liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2012 or December 31, 2011. There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the nine months ended September 30, 2012, or the year ended December 31, 2011.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, corporate bonds and certificates of deposits, as held at those dates.  Certificates of deposit are investment securities issued by financial institutions. They are subject to FDIC insurance and trade in the open market.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at September 30, 2012 amounted to $2.4 million compared to $2.6 million at December 31, 2011, a net decrease of $157 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”).  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at September 30, 2012 and December 31, 2011 consisted of four properties at the end of each period. Two properties were added and two properties were sold during 2012; net gains realized on the sale of the OREO properties were $45 thousand.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2012.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,260	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$5,031	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$1,250	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

was $5 thousand and $27 thousand at September 30, 2012 and December 31, 2011, respectively, and were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At September 30, 2012 and December 31, 2011, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2012 and December 31, 2011 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2012 and December 31, 2011.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2012 and December 31, 2011 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$1,280,123	$1,294,503	$—	$—	1,294,503
Financial liabilities:
Certificates of deposit	247,010	247,606	—	247,606	—
Borrowed funds	2,994	3,016	—	3,016	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

	December 31, 2011		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans, net	$1,227,329	$1,235,229	$—	$—	$1,235,229
Financial liabilities:
Certificates of deposit	269,695	270,282	—	270,282	—
Borrowed funds	4,494	4,541	—	4,541	—
Junior subordinated debentures	10,825	11,042	—	—	11,042
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

Accounting Policies/Critical Accounting Estimates

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the notice of proposed rulemaking regarding Basel III and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2011 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income amounted to $3.1 million for the quarter ended September 30, 2012, an increase of $126 thousand, or 4%, over the same period in the prior year. Diluted earnings per share were $0.32 for the three months ended September 30, 2012, an increase of $0.01, or 3%, over the same period in the prior year. Net income for the nine months ended September 30, 2012 amounted to $9.1 million, representing an increase of $1.1 million, or 13%, compared to the same nine month period in 2011. Diluted earnings per share were $0.95 for the nine months ended September 30, 2012, an increase of $0.09, or 10% compared to the same period in the prior year.

The Company's growth contributed to increases in net interest income and the level of operating expenses for both the quarter and the year-to-date periods ended September 30, 2012. In 2012, the provision for loan losses decreased compared to the 2011 periods, while non-interest income decreased mainly due to lower gains on security sales in the current year. The increases in both the quarter and year-to-date pre-tax net income were partially offset by a higher tax rate in 2012, mainly due to higher taxable income in the current year.

Strong 2012 financial results to date reflect our continued growth. Deposits and loans outstanding have increased by $137.3 million, or 10%, and $53.6 million, or 4%, respectively, since December 31, 2011, which are annualized growth rates of 14% and 6%, respectively. During the quarter ended September 30, 2012, deposits increased $16.8 million and loans outstanding increased $11.6 million. Total assets amounted to $1.64 billion, which represented an increase of $148.4 million, or 10%, since December 31, 2011, and $22.5 million, or 1% since June 30, 2012. Additionally, investment assets under management increased $73.8 million, or 15%, since December 31, 2011, and $26.6 million, or 5%, since June 30, 2012, to $578.9 million at September 30, 2012.

Composition of Earnings

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  The Company reports net interest margin on a tax equivalent basis ("margin"). The re-pricing frequency of the Company’s assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” of this Form 10-Q.

Net interest income for the quarter ended September 30, 2012 amounted to $15.6 million, an increase of $909 thousand, or 6%, compared to the September 2011 quarter.  Net interest income for the nine months ended September 30, 2012 amounted to $46.0 million, an increase of $3.0 million, or 7%, compared to the same period in 2011. The increase in net interest income was due primarily to revenue generated from loan growth which has been funded through non-interest bearing deposits, partially offset by a decrease in margin. For the three and nine months ended September 30, 2012, average loan balances increased $84.3 million and $95.7 million, respectively, compared to the three and nine month averages in 2011.  The margin was 4.20% for the quarter ended September 30, 2012 compared to 4.32% for the quarter ended September 30, 2011. The margin was 4.31% for the quarter ended June 30, 2012. Year-to-date margins were 4.29% and 4.36% for the nine months ended September 30, 2012 and 2011, respectively. Consistent with industry trends, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor.

The provision for loan losses amounted to $800 thousand for the three months ended September 30, 2012 compared to $1.8 million for the same period in 2011.  For the nine months ended September 30, 2012 and 2011, the provision for loan losses amounted to $2.2 million and $4.0 million, respectively. The decrease in the provision reflects modest credit stabilization within the loan portfolio compared to the 2011 periods. In making the provision to the allowance for loan losses, management takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the nine months ended September 30, 2012 was $53.6 million, compared to $86.2 million during the same period in 2011.  The balance of the allowance for loan losses allocated to impaired loans amounted to $4.3 million at September 30, 2012, compared to $4.1 million at September 30, 2011.  Total non-performing assets as a percentage of total assets were 1.50% at September 30, 2012, compared to 1.81% at September 30, 2011. For the year-to-date period ended September 30, 2012, the Company recorded net charge-offs of $1.4 million, the majority of which had reserves specifically allocated in prior periods. For the same period in 2011, net charge-offs were $800 thousand.  Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.84% at September 30, 2012, compared to 1.85% at December 31, 2011 and 1.84% at September 30, 2011.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2012 amounted to $3.0 million, a decrease of $225 thousand, or 7%, compared to the third quarter of 2011.  Non-interest income for the nine months ended September 30, 2012 amounted to $8.9 million a decrease of $80 thousand, or 1%, compared to the 2011 year-to-date period. A decrease in gains on securities sales impacted both the quarter and year-to-date results, partially offset by an increase in gains on loan sales and higher "other income" in the current year. The increase in other income is primarily due to increases in insurance commissions in both the quarter and year-to-date periods.

Non-interest expense for the three months ended September 30, 2012 amounted to $13.0 million, an increase of $1.2 million, or 10%, compared to the same period in the prior year.  For the nine months ended September 30, 2012, non-interest expense amounted to $38.8 million, an increase of $2.7 million, or 7%, compared to the same period in the prior year. Increases in salaries and benefits and technology expenses from the Company's strategic growth initiatives including branch growth, impacted both the quarter and the year-to-date periods. The year-to-date expenses were also impacted primarily by increases in legal and other professional services and occupancy expenses, partially offset by a reduction in FDIC insurance expenses.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also from time to time utilize brokered deposits and overnight borrowings from correspondent banks as additional funding sources. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.64 billion at September 30, 2012, increases of $148.4 million, or 10%, since December 31, 2011 and $22.5 million, or 1%, since June 30, 2012. The Company’s core asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $53.6 million, or 4%, since December 31, 2011 and amounted to $1.30 billion, or 80% of total assets, at September 30, 2012. Since June 30, 2012, total loans have increased $11.6 million, or 1%. Total commercial loans amounted to $1.13 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2011.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position.  Total investments increased $51.3 million since December 31, 2011 and amounted to $191.7 million at September 30, 2012, representing 12% of total assets, compared to 9% at December 31, 2011.

Since December 31, 2011, cash and cash equivalents have increased $43.1 million, primarily due to deposit growth exceeding loan and investment growth.

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

At September 30, 2012, deposits amounted to $1.47 billion, an increase of $137.3 million, or 10%, from December 31, 2011 balances and $16.8 million, or 1%, since June 30, 2012. This increase since December 31, 2011 was primarily due to increases in checking account balances of $90.2 million, or 19%, specifically non-interest bearing accounts, and savings and money market account balances of $69.7 million, or 12%, partially offset by a decrease of $22.7 million in CDs. Management believes that the deposit growth is primarily attributed to a general inflow of funds into the deposit marketplace due to economic uncertainties and low returns on other investment options available to deposit customers, as well as customers seeking an alternative to larger regional and national banks.

Wholesale funding remained at low levels and amounted to $3.0 million at September 30, 2012, compared to $4.5 million at December 31, 2011.  At both September 30, 2012 and December 31, 2011, wholesale funding was comprised of FHLB term borrowings.

Opportunities and Risks

While the current economic environment continues to present significant challenges for all companies, management also believes that it has created opportunities for growth and customer acquisition. Strategically, our focus remains on organic growth and market expansion, while planning for our future by investing in our branch network, technology, progressive product capabilities, our communities and most importantly, in our people.

The Company’s ability to achieve its long-term growth and market share objectives will depend upon the Company’s continued success in differentiating itself in the market place.  We believe that the Company has built a reputation within its market area based on consistently superior customer service and support for the local communities, differentiating itself through its people, who function as trusted advisors to clients. The Company's professionals are committed to upholding the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise business model of providing a full range of diversified financial products, services and the latest technology, creates opportunities for the Company to be the leading provider of banking and investment advisory and wealth management services in its growing market area. These services are delivered by experienced local banking professionals who possess strong technical skills, have developed in-depth knowledge of our markets and have earned a trusted reputation within the community.

Enterprise faces strong competition to generate loans, attract deposits, and to grow its insurance business and investment advisory assets. National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including the ability to make larger loans to a single borrower than is possible for the Company, and greater financial resources.  Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks allow them to compete for the Company’s targeted commercial customers. In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposit and cash management services, investment advisory assets, and insurance services also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic delivery channels and internet based banks.

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

The Company also seeks to increase deposit share, through continuous reviews of deposit product offerings and delivery options with targeted marketing strategies, including its online banking and mobile delivery capabilities. In addition, Enterprise carefully plans expansion into neighboring markets and new branch development. In February 2012, the Company opened its 19th branch office in the town of Pelham, New Hampshire. The Company has also obtained the necessary regulatory approvals for its new branches in Tyngsboro and Lawrence, Massachusetts. The Tyngsboro office will open in November 2012 and the Lawrence office is expected to open in the first quarter of 2013.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic product delivery, branch expansion and ongoing improvements and renovations to existing customer service locations and operations facilities.  The current industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who compliment the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are an investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Any possible deterioration of the current economic environment could weaken the local New England economy and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations.  The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any renewed volatility in the financial markets or in credit markets, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At September 30, 2012, the Company was categorized as “well capitalized”; however future unanticipated charges against capital could impact that regulatory capital designation. Moreover, in June 2012, U.S. banking regulators released notices of proposed rulemaking that would revise and replace the agencies' current regulatory capital requirements to align with the Basel III international capital standards and to implement certain changes required by the Dodd-Frank Act. The proposal is generally expected to require all U.S. banking organizations, including community banks, such as Enterprise Bank, to hold higher amounts of capital, especially common equity, against their risk-weighted assets.

For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2012, and the recently released notices of proposed rule making see the section entitled “Capital Resources” contained in this Item 2 below.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and the proposed rules under Basel III could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, additional capital requirements, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry. Although several significant aspects of the Dodd-Frank Act expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

The full extent of the regulatory impact resulting from the Dodd-Frank Act is still not known, as the various federal regulatory agencies continue to implement new regulations and the Government Accounting Office and other federal agencies continue to complete their studies regarding various financial services industry issues that were raised during the legislative process.

Additionally, certain provisions of the Dodd-Frank Act impact FDIC deposit insurance rates and assessment methodology. For further information see the discussion under the heading "FDIC Deposit Insurance Assessment" below.

Management has processes in place for the monitoring and management of compliance risk.  Compliance risk includes the threat of fines, civil money penalties, lawsuits and restricted growth opportunities resulting from violations and/or non-conformance with laws, rules, regulations, prescribed practices, internal policies and procedures, or ethical standards.

The Company maintains a Compliance Management Program (CMP) designed to meet regulatory and legislative requirements.  The CMP provides for tracking and implementing regulatory changes, monitoring the effectiveness of policies and procedures, conducting compliance risk assessments, and educating employees in matters relating to regulatory compliance.  The Audit Committee of the Board of Directors oversees the effectiveness of the CMP.

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information or physical security; or violations of ethical standards. Controls to manage operational risk include, but are not limited to, technology administration, information security, vendor management and business continuity planning.

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

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers. Management is responsible for assessing that the activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself. The Company has a third-party vendor management program in order to identify and rate the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service; non-compliance with applicable laws and regulations; loss of non-public personal information; vendor business decisions that are inconsistent with the Company’s strategic goals; or damage to the Company’s reputation; among others. The Company’s risk-based vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining a relationship with significant third-party providers.

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

Financial Condition

Total assets increased $148.4 million, or 10%, since December 31, 2011, to $1.64 billion at September 30, 2012.  The balance sheet composition and changes since December 31, 2011 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. As of September 30, 2012, cash and cash equivalents amounted to 5% of total assets, compared to 3% of total assets, at December 31, 2011. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At September 30, 2012, the carrying value of the investment portfolio amounted to $191.7 million, an increase of $51.3 million, or 37%, compared to December 31, 2011.  The increase in investments in the current year is primarily due to excess funds from deposits exceeding loan growth.

The following table summarizes investments at the dates indicated:

	September 30, 2012		December 31, 2011		September 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$75,739	39.5%	$40,397	28.8%	$37,727	29.3%
Federal agency mortgage backed securities (MBS)(1)	48,700	25.4%	39,688	28.2%	37,429	29.0%
Municipal securities	56,551	29.5%	51,209	36.5%	48,031	37.3%
Corporate bonds	656	0.3%	—	—%	—	—%
Certificates of deposits (2)	500	0.3%	2,147	1.5%	—	—%
Total fixed income securities	182,146	95.0%	133,441	95.0%	123,187	95.6%
Equity investments	9,550	5.0%	6,964	5.0%	5,735	4.4%
Total available for sale investments at fair value	$191,696	100.0%	$140,405	100.0%	$128,922	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposits ("CD") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the federal agency MBS categories above were CMOs totaling $25.8 million, $21.8 million, and $23.0 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.

During the nine months ended September 30, 2012, the total principal pay downs, calls and maturities amounted to $22.3 million.  In addition, during the period, the Company purchased $75.7 million in securities, and sold investment securities with an amortized cost of approximately $3.0 million realizing gains on sales of $197 thousand.

Net unrealized gains on the investment portfolio amounted to $6.5 million at September 30, 2012 compared to $5.0 million at December 31, 2011 and $4.3 million at September 30, 2011.  The level of net unrealized gains in the portfolio at September 30, 2012, primarily resulted from the low interest rate environment on fixed income securities.  See Note 4, “Investment Securities,” and Note 12, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million at September 30, 2012, compared to $4.7 million at December 31, 2011 and September 30, 2011. See Note 5, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB.

Loans

Total loans represented 80% of total assets as of September 30, 2012, compared to 84% at December 31, 2011.  Total loans increased $53.6 million, or 4%, compared to December 31, 2011, and $74.5 million, or 6%, since September 30, 2011.   The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting the Bank's goal of selectively developing relationships with strong, credit-worthy commercial customers.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2012		December 31, 2011		September 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$687,920	52.7%	$650,697	51.9%	$634,229	51.5%
Commercial and industrial	320,278	24.5%	310,706	24.8%	305,015	24.8%
Commercial construction	120,684	9.3%	117,398	9.4%	120,753	9.8%
Total commercial loans	1,128,882	86.5%	1,078,801	86.1%	1,059,997	86.1%
Residential mortgages	92,967	7.1%	86,311	6.9%	86,398	7.0%
Home equity	73,517	5.6%	77,135	6.2%	77,478	6.3%
Consumer	4,380	0.3%	4,570	0.4%	3,541	0.3%
Loans held for sale	5,686	0.5%	5,061	0.4%	3,600	0.3%
Gross loans	1,305,432	100.0%	1,251,878	100.0%	1,231,014	100.0%
Deferred fees, net	(1,379)		(1,389)		(1,456)
Total loans	1,304,053		1,250,489		1,229,558
Allowance for loan losses	(23,930)		(23,160)		(22,569)
Net loans	$1,280,123		$1,227,329		$1,206,989

Commercial real estate loans increased $37.2 million, or 6%, as of September 30, 2012, compared to December 31, 2011, and increased 8% compared to September 30, 2011.  Commercial real estate loans are typically secured by apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $9.6 million, or 3%, since December 31, 2011, and increased 5% as compared to September 30, 2011.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $3.3 million, or 3%, since December 31, 2011, however they were relatively flat compared to September 30, 2011. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages (including residential construction loans), home equity mortgages and consumer loans combined represented approximately 13% of the total loan portfolio at September 30, 2012 and December 31, 2011.  These loans increased by $2.8 million, or 2%, since December 31, 2011 and increased by $3.4 million, or 2%, since September 30, 2011.  The increase since the prior year was primarily within the residential mortgage portfolio.

During the nine months ended September 30, 2012, the Company originated $35.0 million in residential loans designated for sale, compared to $19.3 million for the same period in the prior year.  During the 2012 period, loans sold amounted to $34.4 million compared to $22.1 million in the 2011 period.  These loan sales generated gains on sales of $669 thousand and $403 thousand for the 2012 and 2011 periods, respectively.

At September 30, 2012, commercial loan balances participated out to various banks amounted to $51.4 million, compared to $43.0 million at December 31, 2011, and $38.0 million at September 30, 2011.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $25.8 million, $33.0 million and $35.4 million at September 30, 2012, December 31, 2011, and September 30, 2011, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

Credit Risk

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries.  As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through the credit risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by ninety days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of one hundred eighty days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructure ("TDR"). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

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

Asset Quality

At September 30, 2012, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $35.9 million, compared to $37.8 million at December 31, 2011.  There were $3 thousand of loans classified as “Loss” at September 30, 2012 and none at December 31, 2011.  The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.0 million at both September 30, 2012 and December 31, 2011.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $21.9 million and $23.8 million at September 30, 2012 and December 31, 2011, respectively.  Non-accrual loans which were not adversely classified amounted to $1.5 million and $2.1 million at September 30, 2012 and December 31, 2011, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, restructured loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Commercial real estate	$12,655	$14,060	$13,291
Commercial and industrial	8,378	9,696	9,254
Commercial construction	809	727	2,107
Residential	1,119	850	997
Home equity	348	536	141
Consumer	2	6	6
Total non-accrual loans	23,311	25,875	25,796
Overdrafts > 90 days past due	—	1	—
Total non-performing loans	23,311	25,876	25,796
Other real estate owned (“OREO”)	1,250	1,445	1,325
Total non-performing assets	$24,561	$27,321	$27,121
Total Loans	$1,304,053	$1,250,489	$1,229,558
Accruing restructured loans not included above	$13,206	$12,442	$12,629
Delinquent loans 60 — 89 day past due	$1,796	$3,026	$2,633
Non-performing loans to total loans	1.79%	2.07%	2.10%
Non-performing assets to total assets	1.50%	1.83%	1.81%
Loans 60-89 days past due to total loans	0.14%	0.24%	0.21%
Adversely classified loans to total loans	2.75%	3.02%	3.09%
Allowance for loan losses	$23,930	$23,160	$22,569
Allowance for loan losses: Non-performing loans	102.66%	89.50%	87.49%
Allowance for loan losses: Total loans	1.84%	1.85%	1.84%

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2011 periods, as indicated by the improving statistics related to migration of adversely classified, past due and non-accrual loans, impaired loans and the level of OREO properties held as of September 30, 2012. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's assets quality in the future.

Total impaired loans amounted to $36.3 million and $38.3 million at September 30, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $13.7 million and $13.2 million at September 30, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $22.5 million and $25.1 million as of September 30, 2012 and December 31, 2011, respectively.  The overall decrease in impaired loans was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

In management’s opinion the majority of impaired loan balances at September 30, 2012 and December 31, 2011 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at September 30, 2012, impaired loans totaling $25.7 million required no specific reserves and impaired loans totaling $10.5 million required specific reserve allocations of $4.3 million.  At December 31, 2011, impaired loans totaling $25.4 million required no specific reserves and impaired loans totaling $12.9 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of September 30, 2012 and December 31, 2011 were $23.7 million and $25.5 million, respectively.  The decline is primarily due to the impaired loan activity discussed above.  TDR loans on accrual status amounted to $13.2 million and $12.4 million at September 30, 2012 and December 31, 2011, respectively. TDR loans included in non-performing loans amounted to $10.5 million and $13.0 million at September 30, 2012 and December 31, 2011, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at September 30, 2012 was $1.3 million and consisted of four properties; two properties were added and two properties were sold during the 2012 period; there were $45 thousand in net gains realized on the sale of these OREO properties.  The carry value of OREO at December 31, 2011 and September 30, 2011 was $1.4 million and $1.3 million respectively. During the nine months ended September 30, 2011, one property was sold; there were no gains or losses on the OREO sale.

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

The allowance for loan losses to total loans ratio was 1.84% at September 30, 2012 compared to 1.85% at December 31, 2011.  The allowance for loan loss ratio decreased primarily as a result of the decrease in specific reserves on impaired loans and other changes discussed above under “Credit Risk" and "Asset Quality."  The majority of charge-offs recorded in the current year-to-date period ended September 30, 2012 had reserves specifically allocated in prior periods. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2012.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2012	2011
Balance at beginning of year	$23,160	$19,415

Provision charged to operations	2,150	3,954

Recoveries on charged-off loans:
Commercial real estate	15	76
Commercial and industrial	227	137
Commercial construction	2	4
Residential	—	2
Home equity	1	—
Consumer	7	9
Total recoveries	252	228
Charged-off loans
Commercial real estate	231	538
Commercial and industrial	1,098	457
Commercial construction	100	—
Residential	182	4
Home equity	—	—
Consumer	21	29
Total Charged off	1,632	1,028

Net loans charged-off	(1,380)	(800)
Ending Balance	$23,930	$22,569
Annualized net loans charged-off: Average loans outstanding	0.15%	0.09%

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

FDIC Deposit Insurance Assessment

The Company’s deposit accounts are insured by the FDIC’s Deposit Insurance Fund (the “DIF”) up to the maximum amount provided by law.  In order to restore the DIF reserves, the FDIC required all insured institutions to make a one-time prepayment, on December 30, 2009, of estimated insurance assessments for 2010, 2011 and 2012 based on the then current assessment methodology.  At September 30, 2012, the Company carried the remaining balance of its prepaid assessment totaling approximately $2.1 million as a prepaid asset on its balance sheet.

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

Deposits

Total deposits increased $137.3 million, or 10%, compared to December 31, 2011, and increased $124.9 million, or 9%, since September 30, 2011.

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2012		December 31, 2011		September 30, 2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$375,924	25.6%	$309,930	23.3%	$277,886	20.6%
Interest bearing checking	189,963	12.9%	165,718	12.4%	178,799	13.3%
Total checking	565,887	38.5%	475,648	35.7%	456,685	33.9%
Savings	166,874	11.3%	141,289	10.6%	147,704	11.0%
Money markets	490,655	33.4%	446,526	33.5%	465,922	34.6%
Total savings/money markets	657,529	44.7%	587,815	44.1%	613,626	45.6%
Certificates of deposit	247,010	16.8%	269,695	20.2%	275,177	20.5%
Total deposits	$1,470,426	100.0%	$1,333,158	100.0%	$1,345,488	100.0%

Deposit growth was noted across all non-term deposit products, primarily non-interest bearing accounts, which increased $66.0 million, or 21%, since December 31, 2011.  The deposit growth is primarily attributed to a general inflow of funds into the deposit marketplace due to economic uncertainties and low returns on other investment options available to deposit customers as well as customers seeking an alternative to larger regional and national banks.

The Company had no brokered deposits at September 30, 2012, December 31, 2011, or September 30, 2011.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $3.0 million at September 30, 2012, compared to $4.5 million at both December 31, 2011 and September 30, 2011, respectively.

Borrowed funds decreased $1.5 million since December 31, 2011.  Outstanding FHLB borrowing balances at September 30, 2012, December 31, 2011 and September 30, 2011 represented term advances, linked to outstanding commercial loans, under various community investment programs of the FHLB.

At September 30, 2012, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $203.1 million and capacity to borrow from the FRB Discount window of approximately $52.9 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at September 30, 2012, December 31, 2011 and September 30, 2011, respectively, in addition to the borrowed funds noted above.

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

Management believes that the Company has adequate liquidity to meet its obligations. However, if, as a result of general economic conditions or other events these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2012, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, in the case of the Bank, to qualify as “well capitalized,” it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company’s actual capital amounts and ratios are presented as of September 30, 2012 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$154,124	11.57%	$106,563	8.00%	$133,204	10.00%
Tier 1 Capital (to risk weighted assets)	$136,721	10.26%	$53,282	4.00%	$79,923	6.00%
Tier 1 Capital (to average assets)	$136,721	8.58%	$63,774	4.00%	$79,718	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $956 thousand of the $3.2 million in cash dividends paid through September 30, 2012, into 61,557 shares of the Company’s common stock.

As previously announced on October 16, 2012, the Company declared a quarterly dividend of $0.11 per share to be paid on December 3, 2012 to shareholders of record as of November 12, 2012. The quarterly dividend represents a 4.8% increase over the 2011 dividend rate.

On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. If adopted as proposed, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III proposes that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The comment period on these regulatory capital proposals recently ended on October 22, 2012 and the proposals could change significantly before finalization. The potential ultimate impact of the U.S. implementation of the proposed new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Investment advisory and management services	$465,415	$389,569	$364,205
Brokerage and management services	108,744	108,190	100,929
Total investment advisory assets	574,159	497,759	465,134
Commercial sweep accounts	4,759	7,404	5,456
Investment assets under management	$578,918	$505,163	$470,590

Investment assets under management increased $73.8 million, or 15%, since December 31, 2011 and $108.3 million, or 23%, since September 30, 2011.  The increase is attributable primarily to asset growth from new business and from market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.29 billion at September 30, 2012, $2.06 billion at December 31, 2011, and $2.03 billion at September 30, 2011.

Results of Operations
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Unless otherwise indicated, the reported results are for the three months ended September 30, 2012 with the “comparable period,” and “prior period” being the three months ended September 30, 2011. Average yields are presented on a tax equivalent basis.

The Company’s third quarter 2012 net income amounted to $3.1 million compared to $2.9 million for the same period in 2011, an increase of 4%.  Diluted earnings per common share were $0.32 and $0.31 for the three months ended September 30, 2012 and September 30, 2011, respectively, an increase of 3%.

The Company's growth contributed to increases in net interest income and the level of operating expenses for the quarter ended September 30, 2012. In 2012, the provision for loan losses decreased compared to the 2011 periods, while non-interest income decreased mainly due to lower gains on security sales in the current year. The increase in the quarter pre-tax net income was partially offset by a higher tax rate in 2012, mainly due to higher taxable income in the current year.

Net Interest Income

The Company’s net interest income for the quarter ended September 30, 2012 amounted to $15.6 million, compared to $14.7 million for the quarter ended September 30, 2011, an increase of $909 thousand, or 6%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth which has been funded through non-interest bearing deposits, partially offset by a decrease in tax equivalent net interest margin ("margin").

Net Interest Margin

The Company’s margin was 4.20% for the three months ended September 30, 2012 compared to 4.31% and 4.39% for the quarters ended June 30, 2012 and December 31, 2011, respectively. For the quarter ended September 30, 2011, margin was 4.32%.  Consistent with industry trends, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. The margin was also impacted by an increase in lower yielding investments as a percent of interest earning assets in 2012 compared to the same period in 2011. This margin compression was partially offset by an increase in the average balance of non-interest bearing demand deposits.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$246	$1,151	$(795)	$(110)
Investments (1)	23	287	(180)	(84)
Total interest earnings assets	269	1,438	(975)	(194)
Interest Expense
Int chkg, savings and money market	(352)	59	(394)	(17)
Certificates of deposit	(278)	(67)	(227)	16
Borrowed funds	(10)	(8)	(2)	—
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(640)	(16)	(623)	(1)
Change in net interest income	$909	$1,454	$(352)	$(193)
__________________________________________

(1)	Investments include investment securities, dividends on FHLB stock, interest-earning deposits and fed funds.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2012 and 2011.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,291,818	$16,324	5.08%	$1,207,488	$16,078	5.34%
Investments (3)	229,292	858	1.91%	179,510	835	2.31%
Total interest earnings assets	1,521,110	17,182	4.61%	1,386,998	16,913	4.95%
Other assets	88,129			81,317
Total assets	$1,609,239			$1,468,315

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$828,263	673	0.32%	$783,410	1,025	0.52%
Certificates of deposit	251,581	555	0.88%	273,792	833	1.21%
Borrowed funds	2,964	12	1.69%	4,689	22	1.81%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,093,633	1,534	0.56%	1,072,716	2,174	0.80%

Net interest rate spread			4.05%			4.15%

Demand deposits	370,647	—		262,247	—
Total deposits, borrowed funds and debentures	1,464,280	1,534	0.42%	1,334,963	2,174	0.65%
Other liabilities	9,885			10,036
Total liabilities	1,474,165			1,344,999

Stockholders’ equity	135,074			123,316
Total liabilities and stockholders’ equity	$1,609,239			$1,468,315

Net interest income		$15,648			$14,739
Net interest margin (tax equivalent)			4.20%			4.32%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $414 thousand and $359 thousand for the quarters ended September 30, 2012 and September 30, 2011, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB stock.

Interest and Dividend Income

For the third quarter of 2012, total interest and dividend income amounted to $17.2 million, an increase of $269 thousand, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $134.1 million, or 10%, in the average balance of interest earning assets for the quarter ended September 30, 2012 compared to the third quarter of 2011, primarily in loans, partially offset by a 34 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $16.3 million for the quarter ended September 30, 2012, an increase of $246 thousand, or 2%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $84.3 million, or 7%, for the three months ended September 30, 2012 compared to the same period in 2011, while the average yield on loans declined 26 basis points compared to the prior period and amounted to 5.08% for the three months ended September 30, 2012.

Total investment income, which represents the remainder of interest income, amounted to $858 thousand for the three months ended September 30, 2012, an increase of $23 thousand, or 3%, compared to the prior period.  The increase resulted from an increase of $49.8 million, or 28%, in the average balance of investments for the third quarter of 2012 compared to the third quarter of 2011. The increase was partially offset by the impact of a 40 basis point decrease in the average yield on investment securities and fed funds sold as investments that were purchased had lower yields than investments that were sold, matured, or were called during the period. In 2012, investment purchases have been primarily in lower yielding, shorter term investments such as Federal Agency Obligations.

Interest Expense

For the three months ended September 30, 2012, total interest expense amounted to $1.5 million, a decrease of $640 thousand, or 29%, compared to the prior period.  The decrease resulted primarily from a 23 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period.

Interest expense on interest checking, savings and money market accounts amounted to $673 thousand for the quarter ended September 30, 2012, a decrease of $352 thousand, or 34%, compared to the same quarter in the prior period. The decrease primarily resulted from a decrease of 20 basis points in the average cost of these accounts to 0.32%, partially offset by an increase in average balances of $44.9 million, or 6%, for the three months ended September 30, 2012 compared to the same period in 2011.  Average balance increases were noted primarily in money market accounts.

Interest expense on CDs decreased $278 thousand, or 33%, compared to the prior period and amounted to $555 thousand for the three months ended September 30, 2012.  The decrease was primarily due to a decline in market rates since the comparable period and the repricing of term CDs. The average cost of CDs decreased 33 basis points to 0.88%, for the three months ended September 30, 2012, and average balances of these CDs decreased $22.2 million, or 8%, compared to the quarter ended September 30, 2011.  The Company did not have any brokered CDs in the third quarter of 2012 or 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $12 thousand for the third quarter of 2012, a decrease of $10 thousand, or 45%, over the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $1.7 million, or 37%, for the quarter ended September 30, 2012 compared to the same period in 2011.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2012 and September 30, 2011.

For the three months ended September 30, 2012, the average balance of non-interest bearing demand deposits increased $108.4 million, or 41%, as compared to the same period in 2011.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 26% and 20% of total average deposit balances for the three months ended September 30, 2012 and 2011, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $800 thousand for three months ended September 30, 2012 a decrease of $1.0 million compared to the same period last year.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended September 30, 2012 amounted to $3.0 million, a decrease of $225 thousand, or 7%, as compared to the three months ended September 30, 2011.  The significant changes are discussed below.

•
Net gains on security sales for the three months ended September 30, 2012 decreased $448 thousand, or 92%, compared to the comparable period in 2011. Investment sales are typically driven by market or strategic opportunities.

•	Gains on loan sales increased $92 thousand, or 77%, to $211 thousand for the three months ended September 30, 2012 primarily due to a higher volume of residential loan sales in the current year.

•	Other income increased $139 thousand, or 35%, primarily due to increases in insurance commissions as a result of new business.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2012 amounted to $13.0 million, an increase of $1.2 million, or 10%, compared to the same period in 2011. The significant changes are discussed below.

•
Salaries and employee benefits increased $1.0 million, or 14%.  The increase is primarily due to an increase in personnel costs necessary to support the Company’s strategic growth initiatives, including annual salary adjustments, branch growth and incentives since the prior period.

•
Technology and telecommunications expenses increased $163 thousand, or 17%, primarily as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

•	Other expense decreased $50 thousand, or 5%, primarily due to a decrease in OREO carry costs and workout loan expense, partially offset by an increase in expenses for outsourced services.

Income Tax Expense

Income tax expense increased $436 thousand, or 33%, due to higher taxable income in the current year.

Results of Operations
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2012 with the “comparable period”, “prior year” and “prior period” being the nine months ended September 30, 2011. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2012 net income amounted to $9.1 million compared to $8.1 million for the same period in 2011, an increase of $1.1 million, or 13%.  Diluted earnings per common share were $0.95 for the nine months ended September 30, 2012 compared to $0.86 for the comparable 2011 period, an increase of 10%.

The Company's growth contributed to increases in net interest income and the level of operating expenses for the year-to-date period ended September 30, 2012. In 2012, the provision for loan losses decreased compared to the 2011 period, while non-interest income decreased mainly due to lower gains on security sales in the current year. The increase in year-to-date pre-tax net income was partially offset by a higher tax rate in 2012, mainly due to higher taxable income in the current year.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2012 was $46.0 million compared to $43.0 million for the nine months ended September 30, 2011, an increase of $3.0 million, or 7%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, funded through non-interest bearing accounts, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company’s margin was 4.29% for the nine months ended September 30, 2012, compared to 4.36% in the comparable 2011 period.  As previously noted, consistent with industry trends, the 2012 margin continues to trend downward, as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. The margin was also impacted by an increase in lower yielding investments as a percent of interest earning assets in 2012 compared to the same period in 2011. This margin compression was partially offset by an increase in the average balance of non-interest bearing demand deposits.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans	$1,595	$3,884	$(2,109)	$(180)
Investments (1)	(193)	429	(499)	(123)
Total interest earnings assets	1,402	4,313	(2,608)	(303)
Interest Expense
Int chkg, savings and money market	(881)	111	(924)	(68)
Certificates of deposit	(662)	(154)	(539)	31
Borrowed funds	(25)	(22)	(5)	2
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(1,568)	(65)	(1,468)	(35)
Change in net interest income	$2,970	$4,378	$(1,140)	$(268)
_________________________________

(1)	Investments include investment securities, FHLB stock and short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2012 and 2011.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,267,935	$48,510	5.17%	$1,172,217	$46,915	5.40%
Investments (3)	202,274	2,535	2.13%	179,390	2,728	2.51%
Total interest earnings assets	1,470,209	51,045	4.75%	1,351,607	49,643	5.02%
Other assets	86,956			80,255
Total assets	$1,557,165			$1,431,862

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$799,681	2,204	0.37%	$771,760	3,085	0.53%
Certificates of deposit	260,105	1,929	0.99%	276,582	2,591	1.25%
Borrowed funds	3,382	41	1.63%	5,474	66	1.60%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	1,073,993	5,057	0.63%	1,064,641	6,625	0.83%

Net interest rate spread			4.12%			4.19%
Demand deposits	340,999	—		236,839	—
Total deposits, borrowed funds and debentures	1,414,992	5,057	0.48%	1,301,480	6,625	0.68%
Other liabilities	10,108			9,795
Total liabilities	1,425,100			1,311,275
Stockholders’ equity	132,065			120,587
Total liabilities and stockholders’ equity	$1,557,165			$1,431,862
Net interest income		$45,988			$43,018
Net interest margin (tax equivalent)			4.29%			4.36%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.2 million and $1.1 million for the periods ended September 30, 2012 and September 30, 2011 respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost and include investment securities, interest-earning assets, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $51.0 million for the nine months ended September 30, 2012, an increase of $1.4 million, or 3%, compared to the prior period.  The increase resulted primarily from an increase of $118.6 million, or 9%, in the average balance of interest earning assets, partially offset by a 27 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans, which accounts for the majority of interest income, amounted to $48.5 million, an increase of $1.6 million, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loan balances increased $95.7 million, or 8%, compared to the prior period, while the average yield on loans declined 23 basis points since the same period and amounted to 5.17% for the nine months ended September 30, 2012.

Total investment income, which represents the remainder of interest income, amounted to $2.5 million for the nine months ended September 30, 2012, a decrease of $193 thousand, or 7%, compared to the prior period.  The decrease resulted primarily from the impact of a 38 basis point decrease in the average yield on investment securities and fed funds sold, as investments that were purchased had lower yields than investments that were sold, matured, or were called during the period. In 2012, investment purchases have been primarily in lower yielding, shorter term investments such as Federal Agency Obligations.  This decrease in interest income was partially offset by a $22.9 million, or 13%, increase in the average balances of investments over the comparable period.

Interest Expense

For the nine months ended September 30, 2012, total interest expense amounted to $5.1 million, a decrease of $1.6 million, or 24%, compared to the prior period.  The decrease resulted primarily from a 20 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period.

Interest expense on interest checking, savings and money market accounts amounted to $2.2 million for the nine months ended September 30, 2012, a decrease of $881 thousand, or 29%, over the same period in the prior year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 16 basis points to 0.37%, while the average balances increased $27.9 million, or 4%, compared to the prior period.  Average balance increases were noted primarily in money market accounts.

Interest expense on CDs decreased $662 thousand, or 26%, compared to the prior period and amounted to $1.9 million for the nine months ended September 30, 2012.  The decrease was primarily due to a decline in rates over the comparable period and to a lesser extent, the decline in the average balance of CDs, which decreased $16.5 million, or 6%, compared to the previous period in 2011. As a result of market rate decreases and the repricing of term CDs, the average cost of CDs decreased 26 basis points, to 0.99%, for the nine month period ended September 30, 2012. The Company did not have any brokered CD balances in the nine months ended September 30, 2012 or 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $41 thousand, a decrease of $25 thousand, or 38%, compared to the same period last year.  The decrease was primarily attributed to the reduction in average balances of approximately $2.1 million, or 38%, compared to the prior period.

The interest expense and average rate on junior subordinated debentures remained the same at $883 thousand and 10.88% for both the nine months ended September 30, 2012 and September 30, 2011.

For the nine months ended September 30, 2012, the average balance of non-interest bearing demand deposits, increased $104.2 million, or 44%, as compared to the same period in 2011.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 24% and 18% of total average deposit balances for the nine months ended September 30, 2012 and 2011, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $2.2 million for the nine months ended September 30, 2012, a decrease of $1.8 million compared to the same period last year.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2011 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2012 amounted to $8.9 million, a decrease of $80 thousand, or 1%, as compared to the nine months ended September 30, 2011.  The significant changes are discussed below.

•
Net gains on security sales for the nine months ended September 30, 2012 decreased $550 thousand, or 74%, compared to the prior year. Investment sales are typically driven by market or strategic opportunities.

•
Net gain on loan sales increased $266 thousand, or 66%, for the nine months ended September 30, 2012 when compared to the same period in 2011, primarily due to a higher volume of residential loan sales in the current year.

•	The increase in other income of $225 thousand, or 18%, is primarily due to increases in insurance commissions, loan fees and net gains on OREO sales.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2012 amounted to $38.8 million, an increase of $2.7 million, or 7%, compared to the same period in 2011.  The significant changes are discussed below.

•
Salaries and employee benefits increased $2.3 million, or 11%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth initiatives including annual salary adjustments, new branches, incentives, and an increase in health insurance rates since the prior period.

•	Occupancy and equipment expenses increased $97 thousand, or 2%, primarily due to branch expansion and investments in facilities.

•
Technology and telecommunications expense increased $305 thousand, or 11%, primarily as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

•
For the nine months ended September 30, 2012, deposit insurance premiums decreased $206 thousand, or 20%, resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions.

•	Audit, legal, and other professional fees increased $303 thousand, or 30%, primarily due to increases in legal expenses and consulting costs including process improvement reviews in 2012.

•
Other non-interest expense decreased $47 thousand, or 2%, due to decreases in OREO carry costs and workout loan expenses and outsourced services, partially offset by increases in training expense and ATM rebates.

Tax Expense

Tax expense increased $936 thousand, or 24%, mainly due to higher taxable income in the current year.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is interest rate risk.  Oversight of interest rate risk management is centered on the Asset-Liability Committee ("ALCO").  ALCO is comprised of five outside directors of the Company and three executive officers of the Company, who are also members of the Board of Directors.  In addition, several directors who are not on ALCO rotate in on a regular basis.  Annually, ALCO reviews and approves the Company’s asset-liability management policy, which provides management with guidelines for controlling interest rate risk, as measured through net interest income sensitivity to changes in interest rates, within certain tolerance levels.  ALCO also establishes and monitors guidelines for the Company’s liquidity and capital ratios.

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

Net interest margin in 2012 continues to trend downward as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  At September 30, 2012, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2012) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2012.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2012.

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

101
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 9, 2012	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)