Form 10-K
period 2012-12-31
ENTERPRISE BANCORP INC /MA/
filed 2013-03-15
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. 112,310,836 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 4, 2013, Common Stock - Par Value $01: 9,726,475 shares outstanding
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 7, 2013 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank which commenced banking operations in 1989, has five wholly owned subsidiaries which are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 in the state of Delaware for the purpose of engaging in insurance sales activities;

•
Enterprise Investment Services, LLC, organized in 2000 in the state of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Investment Services" and;

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

Market Area

The Company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  Enterprise has twenty full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford; and in the New Hampshire towns of Derry, Hudson, Pelham and Salem, which serve those cities and towns as well as the surrounding communities. The Company has obtained full regulatory approval and expects to open a branch office in Lawrence, Massachusetts in early Spring 2013.

Management actively seeks to strengthen its market position by capitalizing on market opportunities to grow all business lines and the continued pursuit of organic growth and strategic expansion within existing and into neighboring geographic markets.

Products and Services

The Company principally is engaged in the business of attracting deposits from the general public and investing in loans and investment securities.  Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, trust and insurance services.  Management continually examines new products and technologies in order to maintain a highly competitive mix of offerings and state of the art delivery channels in order to target product lines to customer needs. These products and services are outlined below.

Lending Products

•	General

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to lessen its credit risk exposure.

Enterprise employs a seasoned commercial lending staff, with commercial lenders supporting each branch location.  An internal loan review function assesses the compliance of commercial loan originations with the Company’s internal policies and underwriting guidelines and monitors the ongoing quality of the loan portfolio. The Company also contracts with an external loan review company to review loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan.

The Company maintains internal residential origination and underwriting staffs that originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company contracts with an external loan review company to complete a monthly quality control review in accordance with secondary market underwriting requirements for residential mortgage loans sold. This review also includes regulatory compliance monitoring. The sample reviewed is based on loan volume originated. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

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

The Executive Committee of the Company’s Board of Directors (the "Board") approves loan relationships exceeding certain prescribed dollar limits.  A Loan Committee of the Board reviews current portfolio statistics, problem credits, construction loan reviews, watched assets, loan delinquencies, and the allowance for loan losses, as well as current market conditions and issues relating to the construction and real estate development industry and the reports from the external loan review company.  The Board’s Loan Committee is also responsible for approval of credit related charge-offs recommended by management.  Approved charge-offs are forwarded to the full Board for ratification.

At December 31, 2012, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $29 million, subject to certain exceptions provided under applicable law.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s loan portfolio.

•	Commercial Real Estate, Commercial and Industrial, and Commercial Construction Loans

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types, including one-to-four family and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land.  These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers.  Construction lenders work to cultivate long-term relationships with established developers.  The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis.  Funds for construction projects are disbursed as pre-specified stages of construction are completed.  Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds.  Commercial construction loans generally are periodically adjusted variable rate loans and lines and generally have terms of one to three years.

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

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, or be vacation homes or investment properties.  Loan to value limits vary generally from 80% for adjustable rate and multi-family owner occupied properties, up to 97% for fixed rate loans on single family owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  All loans sold are currently sold without recourse, but are typically subject to standard secondary market underwriting and eligibility representations and warranties, and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

•	Home Equity Loans and Lines of Credit

Home equity term loans are originated for one-to-four family residential properties with maximum combined loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years before periodic rate adjustments begin.

The Company originates home equity revolving lines for one-to-four family residential properties with maximum combined loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines requires interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule, or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

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

In addition to the deposit products noted above, the Company also provides customers the ability to allocate money market deposits and CDs to networks of reciprocating Federal Deposit Insurance Corporation (the “FDIC”) insured banks. Money market deposits are placed into overnight deposits and CDs are placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance.  This allows the Company to offer full FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's balance sheet, however the network's reciprocal dollar deposits are carried as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

Enterprise may also utilize brokered term and overnight deposits from a number of available sources, as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered CD terms generally range from one to twelve months. The Company may also accept CDs and overnight brokered money market deposits, up to a predetermined amount, through one-way settlements from the nationwide deposit networks discussed above. These non-reciprocal balances are carried in a sub-category labeled brokered deposits within total deposits.

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

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities include the following: account inquiries, viewing of recent transactions, account transfers; loan payments; bill payments; person to person payments; check deposits; placement of stop payments; access to images of checks paid; and access to prior period account statements;  commercial customers can additionally conduct ACH transactions and wire transfers.

On-line and mobile banking utilize multiple layers of authentication, including personal identification numbers, and one-time passwords that change with every login, for certain transactions.

Investment Services

The Company provides a range of investment advisory and management services delivered via two channels, “Enterprise Investment Advisors” and “Enterprise Investment Services.”

Investment advisory and management services includes customized investment management and trust services provided under the label “Enterprise Investment Advisors” to individuals, family groups, commercial businesses, trusts, foundations, non-profit organizations, endowments and retirement plans.

Enterprise Investment Advisors primarily utilizes an open-architecture approach to client investment management.  The philosophy is to identify and hire high performing independent investment management firms on behalf of our clients.  Since 2008, the Company has partnered with Fortigent Advisors, LLP ("Fortigent"), an investment research and due diligence firm, to strengthen strategic development, improve manager access and selection and provide performance monitoring capabilities.  Fortigent performs detailed research and due diligence reviews and provides an objective analysis of each independent management firm based on historic returns, management quality, longevity, investment style, risk profile, and other criteria, and maintains ongoing oversight and monitoring of their performance.  This due diligence is intended to enable the Company to customize investment portfolios to meet each customer’s financial objectives and deliver superior long-term performance.

Enterprise Investment Advisors also offers the flexibility of an individually managed portfolio, for clients who prefer customized asset management with a variety of investment options, which includes our Large Cap Core Equity Strategy, a proprietary blend of value and growth stocks.  Various secondary research sources are utilized with our individually managed portfolios.

Enterprise Investment Services provides brokerage and management services through a third party arrangement with Commonwealth Financial Network, a licensed securities brokerage firm, with products designed primarily for the individual investor.

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

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), corporate debt instruments and municipal securities (“Municipals”). The Company may also invest in FDIC insured certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, registered mutual funds and unregistered funds, including private hedge funds, venture capital and private equity funds and “funds of funds” that may in turn invest in any of the foregoing. Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management.  The Company’s internal investment policy also limits the categories within the investment portfolio, and sets target sector ranges as a percentage of the total portfolio. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit, money market money market mutual fund accounts and short-term U.S. Agency Discount Notes,) and overnight and term federal funds ("fed funds") sold to money center banks. Short-term investments not carried as cash equivalents are classified as “other short-term investments.”

As of the balance sheet dates reflected in this annual report, all of the investment securities within the Company's investment portfolio were classified as available for sale and carried at fair value. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired (“OTTI”).   If a decline in the market value of an equity security or fund is considered other than temporary, the cost basis of the individual security or fund is written down to market value with a charge to earnings. In the case of fixed income securities, the noncredit portion of the impairment may be recognized in accumulated other comprehensive income with only the credit portion of the impairment charged to earnings.

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

The Company is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with the Bank’s outstanding advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates its fair value.

See also “Risk Factors” contained in Item 1A, and "Impairment Review of Investment Securities" contained under the heading "Critical Accounting Estimates" in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,", for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

Other Sources of Funds

As discussed above, deposit gathering has been the principal source of funds.  Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) Discount Window, borrowing arrangements with correspondent banks, and from time-to-time, repurchase agreements with municipal customers.

Membership in the FHLB provides borrowing capacity based on qualifying collateral balances pre-pledged to the FHLB, including certain residential loans, home equity lines, commercial loans and U.S. Government and Agency securities.  Borrowings from the FHLB typically are utilized to fund short-term liquidity needs or specific lending projects under the FHLB’s community development programs. This facility is an integral component of the Company’s asset-liability management program.

The FRB Discount Window borrowing capacity is based on the pledge of qualifying collateral balances to the FRB.  Collateral pledged for this FRB facility consists primarily of certain municipal and corporate securities from the investment portfolio. Additional types of collateral are available to increase borrowing capacity with the FRB if necessary.

Pre-established overnight borrowing arrangements with large national and regional correspondent banks provide additional overnight and short-term borrowing capacity for the Company.

The Company has in the past also borrowed funds from municipal customers by entering into agreements to sell and repurchase investment securities from the Company’s portfolio.

See also “Risk Factors” contained in Item 1A, for further discussion on a variety of risks and uncertainties that may affect the Company’s ability to obtain funding and sustain liquidity.

Junior Subordinated Debentures

In March 2000, the Company organized Enterprise (MA) Capital Trust I (the “Trust”), a statutory business trust created under the laws of Delaware, in order to issue $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable at a premium if called between 2010 and 2020 (to date, the Company has not called any portion of these trust preferred securities). The proceeds from the sale of the trust preferred securities were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million of the Company’s 10.875% callable Junior Subordinated Debentures that mature in 2030. The Company contributed $10.3 million of proceeds from the sale of these securities to the Bank in 2000.

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

Capital Resources

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, and net proceeds of $8.8 million from the 2009 combined Shareholder Subscription Rights Offering and Supplemental Community Offering. Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s shareholder dividend reinvestment plan.

Management believes that current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2012 and 2011, both the Company and the Bank qualified as “well capitalized” under current applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC.

See “Capital Requirements” below under the heading “Supervision and Regulation” for information regarding the Company’s and the Bank’s regulatory capital requirements.

Patents, Trademarks, etc.

The Company holds a number of registered service marks and trademarks related to product names and corporate branding.  The Company holds no other patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate banking regulatory agencies), franchises or concessions which are material to its business.

Employees

At December 31, 2012, the Company employed 372 full-time equivalent employees, including 150 officers.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

Company Website

Enterprise Bank currently uses outside vendors to design, support and host its internet website.  The underlying structure of the site allows for the ongoing maintenance of the information to be performed by authorized Company personnel.  The site provides information on the Company and its products and services. Users have the ability to open various deposit accounts as well as the ability to submit mortgage loan applications online and, via a link, to access their on-line account and mobile banking services. The site also provides the access point to a variety of specified banking services and information, various financial management tools, and investor and corporate information, which includes a corporate governance page.  The Company’s corporate governance page includes the corporate governance guidelines, code of business conduct and ethics, and whistleblower and non-retaliation protection policy, as well as the charters of the Board of Directors’ Audit, Compensation and Personnel, and Corporate Governance/Nominating committees.

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

Competition

Enterprise faces robust competition to attract and retain customers.  National and larger regional banks have a local presence in the Company’s market area.  These established larger banks, as well as recent larger entrants into the local market area, have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank payment channels, and internet based banks.  Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

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
Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Massachusetts Board of Bank Incorporation.
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
A bank holding company may also elect to become a “financial holding company,” by which a qualified parent holding company of a banking institution may engage, directly or through its non-bank subsidiaries, in any activity that is financial in nature or incidental to such financial activity or in any other activity that is complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company will be able to successfully elect to be regulated as a financial holding company if all of its depository institution subsidiaries meet certain prescribed standards pertaining to management, capital adequacy and compliance with the Community Reinvestment Act of 1977, as amended (the “Community Reinvestment Act”), such as being “well-capitalized” and “well-managed,” and must have a Community Reinvestment Act rating of at least “satisfactory.” Financial holding companies remain subject to regulation and oversight by the Federal Reserve Board. The Company believes that the Bank, which is the Company's sole depository institution subsidiary, presently satisfies all of the requirements that must be met to enable the Company to successfully elect to become a financial holding company. However, the Company has no current intention of seeking to become a financial holding company. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.
Under the Federal Reserve Board's “source of strength” doctrine, a bank holding company is required to act as a source of financial and managerial strength to any subsidiary bank. The holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), but the Federal Reserve Board has not yet adopted regulations to implement this requirement.
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
Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. There is an exception for bank holding companies that are well-managed, well capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believed it not prudent to do so.
The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) expanded the Federal Reserve Board's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve Board can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Under the Federal Deposit Insurance Act, as amended (the “FDIA”), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund (“DIF”). In addition, the Bank may also form, subject to the approvals of the Commissioner and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank would be required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Company has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.
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
Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized”, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2012, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under applicable Federal Reserve Board and FDIC capital rules.
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
In 2008, a revised international accord, referred to as Basel II, became mandatory for large internationally active banking organizations or “core” banks, defined as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more, and emphasized internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements. Basel II did not apply to, and was not adopted by, the Company or the Bank.
In September 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions, referred to as Basel III. Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain (i) a minimum ratio of Tier 1 common equity to risk-weighted assets of at least 4.5%, plus 2.5% "capital conservation buffer" (which is added to the Tier 1 common equity ratio, effectively resulting in a minimum Tier 1 common equity ratio of 7% upon full implementation), (ii) a minimum, Tier 1 capital to risk-weighted assets ratio of at least 6%, plus the capital conservation buffer (which is added to the Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation) (iii) a minimum total capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the total capital ratio, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation), and (iv) a minimum leverage ratio of 4% calculated as the ratio of Tier 1 capital to average assets. The minimum regulatory capital thresholds will also be revised to levels that reflect the new capital requirements for all capital categories (including "well capitalized", "adequately capitalized", "undercapitalized", and "critically undercapitalized"). The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; certain new deductions from common equity made in calculating Tier 1 common equity will be phased in incrementally over a four-year period commencing on January 1, 2014; and a capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a countercyclical buffer of 0% to 2.5% of common equity or other fully loss-absorbing capital will be implemented according to national circumstances as an extension of the conservation buffer.
On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. Comments to the proposed rules were requested by September 7, 2012 in order to begin the gradual integration of the proposed rules on January 1, 2013. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.
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
Deposit Insurance
The FDIC insures the deposits of federally insured banks, such as the Bank, and thrifts, up to prescribed statutory limits for each depositor, through the DIF and safeguards the safety and soundness of the banking and thrift industries. The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000. On November 9, 2010, the FDIC Board of Directors also issued a final rule to implement a requirement under the Dodd-Frank Act that provided temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA's from December 31, 2010, through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to each depositor under the FDIC's general deposit insurance rules.
The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Beginning in 2008, there had been higher levels of bank failures, which dramatically increased resolution costs of the FDIC and depleted the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC increased assessment rates of insured depository institutions beginning in the first quarter of 2009, and may continue to do so in the future. On November 12, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.

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
In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base. The revised rate schedule and other revisions to the assessment rules, which were adopted by the FDIC Board of Directors on February 7, 2011, became effective April 1, 2011. Pursuant to this new rule, the assessment base is larger than the previous assessment base, but the new rates are lower than previous rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC's reserve ratio equals 1.15% of total estimated insured deposits. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. The Dodd-Frank Act requires the FDIC to offset the effect of increasing the reserve ratio on institutions with total consolidated assets of less than $10 billion. Once the FDIC's reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points. The Bank's deposit insurance expense decreased as a result of the changes to the Bank's deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.
The FDIC implemented two temporary programs under the Temporary Liquidity Guaranty Program (“TLGP”), which was adopted in October 2008 to strengthen public confidence and encourage liquidity in the nation's banking system: the Transaction Account Guarantee Program (“TAGP”) (to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2010) and the Debt Guarantee Program (to guarantee certain unsecured debt of financial institutions and their holding companies through the earlier of the maturity date of the debt or June 30, 2012). The Bank was a participant in the TAGP, and provided temporary unlimited deposit insurance coverage for non-interest bearing accounts and IOLTA's until its ultimate final expiration on December 31, 2012, pursuant to the Dodd-Frank Act requirement referred to above. The Bank also applied for, and was approved for participation in the Debt Guarantee Program, which expired on October 31, 2009, although neither the Company nor the Bank issued any guaranteed debt at any time under the program. The Dodd-Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the Debt Guarantee Program; however, the FDIC and the Federal Reserve Board must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury must approve the terms of the guarantee program.
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
Community Reinvestment Act
The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the Commissioner is to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a rating of “satisfactory” on its most recent Community Reinvestment Act examination.
Restrictions on Transactions with Affiliates and Loans to Insiders
The Bank is subject to the provisions of Section 23A of the Federal Reserve Act (the “Affiliates Act”), as such provisions are made applicable to state non-member banks by Section 18(i) of the Federal Deposit Insurance Act. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank.
These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	assets that may be purchased from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the purchase or acquisition of low-quality assets from affiliates. The Dodd-Frank Act expanded the scope of Section 23A, which now includes investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.
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
Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2012, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.
The Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which implements significant changes to the regulation of the financial services industry. Among other reforms discussed throughout this section, the Dodd-Frank Act includes the following provisions that have affected or are likely to affect us:

•
Repeal of the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting, but not requiring, depository institutions to pay interest on business transaction and other accounts.

•
Imposition of comprehensive regulation of the over-the-counter derivatives market, including provisions that effectively prohibit insured depository institutions from conducting certain derivatives activities from within the institution.

•
Implementation of corporate governance revisions, including executive compensation reporting obligations for financial institutions with total assets of more than $1.0 billion and executive compensation disclosure and proxy access requirements for all publicly traded companies.

•	Increase in the Federal Reserve Board's examination authority with respect to bank holding companies' non-banking subsidiaries.

•
Limitations on the amount of any interchange fee charged by a debit card issuer to be reasonable and proportional to the cost incurred by the issuer effective July 21, 2011. On June 29, 2011, the Federal Reserve Board set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks like us with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks. We believe that market forces may erode the effectiveness of this exemption now that merchants can select more than one network for transaction routing.

•
Significant increases in the regulation of mortgage lending and servicing by banks and nonbanks.  In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; mandates of comprehensive additional residential mortgage loan related disclosures; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.
Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. Banking institutions with total assets of $10.0 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.
The CFPB has already finalized rules relating to remittance transfers under the Electronic Fund Transfer Act, which requires companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. These new rules will take effect in February 2013. The CFPB has also amended certain rules under Regulation C relating to home mortgage disclosure to reflect a change in the asset-size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, on January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule will become effective January 10, 2014.
Technology Risk Management and Consumer Privacy
State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology-related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.
Under Section 501 of the Gramm-Leach-Bliley Act, the federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.
Under the Gramm-Leach-Bliley Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose nonpublic personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices which describe in general terms the bank's information sharing practices. Banks that share nonpublic personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.

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

An investment in the Company’s common stock is subject to a variety of risks and uncertainties including, without limitation, to those set forth below, any of which could cause the Company's actual results to vary materially from recent results or from the Company's future results or other forward looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications.   The material risks and uncertainties that management believes affect the Company are described below.  These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business and results of operations.

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

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could further weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways.  Potential adverse effects on the Company could include: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial and residential real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

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

Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of new and existing statutes, regulations or policies, or new laws, regulation or accounting rules could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, tax, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

The Dodd-Frank Act, implements significant changes to the regulation of the financial services industry and includes many reforms and provisions that have affected or are likely to affect the Company. Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally.

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The CFPB has begun to issue final rules and amendments of existing rules, some of which take effect in 2013. However the ongoing broad rulemaking powers of the CFPB and its UDAAP authority have potential to have significant impact the operations of financial institutions offering consumer financial products or services.

The U.S. banking agencies have requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. Once adopted, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III contemplates that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier 1 capital would be phased out over a ten-year period. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The ultimate impact of the U.S. implementation of the new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

Commercial Lending Generally Involves a Higher Degree of Risk than Retail Residential Mortgage Lending
The Company’s loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans, and also typically have larger balances. The underlying commercial real estate values, the actual costs necessary to complete a construction project, or customer cash flow and payment expectations on such loans can be more easily influenced by adverse conditions in the related industries, the real estate market or in the economy in general. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values could have a material adverse effect on the Company’s financial condition and results of operations.

The Company May Need to Increase the Allowance for Loan Losses
The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans.  The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management.  While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Increases in the Company's Nonperforming Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future
Non-performing assets adversely affect net income in various ways. While the Company pays interest expense to fund non-performing assets, no interest income is recorded on non-accrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These non-performing loans and other real estate owned also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company's FDIC risked based deposit insurance premium rate. The resolution of non-performing assets requires significant time commitments from management and staff. The Company may experience further increases in non-performing loans in the future, and non-performing assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Use of Appraisals in Deciding Whether to Make a Loan Secured by Real Property Does Not Ensure the Value of the Real Property Collateral
In considering whether to make a loan secured by real property, the Company generally requires an independent appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the property to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of appraisal, and if a default occurs the Company may not recover the outstanding balance of the loan.

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

The Company’s Investment Portfolio Could Incur Losses
There are inherent risks associated with the Company’s investment activities.  These risks include the impact of changes in interest rates, weakness in the real estate or other industries, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things.  These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company's borrowing relationship from the FHLB. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company. If negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company's investment in FHLB capital stock may become other than temporarily impaired to some degree.

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Securities,” which is contained in the “Critical Accounting Estimates” section, and Note 2, "Investments” and Note 3 "Restricted Investments" to the consolidated financial statements in Item 8 below for further information regarding the process by which the Company determines the level of other-than-temporary impairment. See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company's Liquidity.”

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

The Company is Subject to Interest Rate Risk
The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition.  If the interest rates paid on interest-bearing liabilities increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on interest-bearing liabilities.

See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for further discussions related to the Company’s management of interest rate risk.

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding the recent declines in overnight borrowing rates).  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” which is included in the section entitled “Financial Condition” for further information regarding the Company’s sources of contingent liquidity.

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity
The Company’s external wholesale funding sources include borrowing capacity at the FHLB and FRB, capacity in the brokered deposit markets, and through other borrowing arrangements with correspondent banks, as well as accessing the public equity market through offerings of the Company’s stock. The Company has, in the past, also raised funds through the issuance of trust preferred securities, which was a common means of raising capital and providing liquidity previously used by many large and small banking organizations.  If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

See the discussions contained in the section entitled “Other Sources of Funds” contained in Item 1, “Business,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity,” which is included in the section entitled “Financial Condition” for further information regarding the Company’s sources of contingent liquidity.

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements may subject the Company and/or the Bank to various enforcement actions including restrictions on the ability to open new branches.  If the Company’s capital levels decline and the Company is unable to raise additional capital to offset that decline, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital level could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules. In addition, the Company may be subject to higher capital requirements under the new Basel III regulatory capital and liquidity standards once implemented by U.S. banking agencies.

The Company's failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow, increase the Company's costs of funds and FDIC insurance costs, prohibit the Company's ability to pay dividends on common shares, and its ability to make acquisitions, and impact the Company's business, results of operation and financial conditions, generally. Under FDIC rules, if the Bank ceases to be a “well capitalized” institution for bank regulatory purposes, its ability to accept brokered deposits may be restricted, and the interest rates that it pays may be restricted. At December 31, 2012, both the Company and the Bank were considered “well capitalized.”

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business”, for additional information regarding regulatory capital requirements for the Company and the Bank.

The Trust Wealth Management Fees the Company Receives May Decrease as a Result of Poor Investment Performance, in Either Relative or Absolute Terms, Which Could Decrease Revenues and Net Earnings
Enterprise Investment Advisors and Enterprise Investment Services derive their revenues primarily from investment management fees based on assets under management. The Company's ability to maintain or increase assets under management is subject to a number of factors, including investors' perception of our past investment performance, in either relative or absolute terms, our ability to maintain customer service levels, competition from investment management companies, fluctuations in financial markets and various economic conditions. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, among many other factors. A decline in the fair value of the assets under management caused by a decline in general market or economic conditions, or any other reason would decrease wealth management fee income.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients.

Poor investment performance or to the extent our future investment performance is perceived to be poor, in either relative or absolute terms, could impair our ability to attract and retain funds from existing and new clients which could reduce the revenues and profitability of our trust and wealth management business.

Investment Advisory and Wealth Management Relationships are Subject to Termination on Short Notice
Investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance.

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

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, and other financial intermediaries and non-bank electronic delivery channels. Additionally, some of these competitors are not subject to the same degree of regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

See the section entitled “Competition” contained in Item 1, “Business”, for additional information regarding the competitive issues facing the Company.

Controls and Procedures Could Fail or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies and procedures and security controls, including information and physical security, to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading “Opportunities and Risks” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s operational risk management.

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

Information Systems Could Experience an Interruption or Breach in Security
The use of technology-related products, services, delivery channels and processes exposes the Company to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s communication or information systems could disrupt the Company’s ability to conduct business and process transactions for an indeterminable length of time.  The Company's electronic service delivery channels may experience an intentional interruption or malicious increase in superfluous activity which could deny the customers' ability to access services for an indeterminable length of time.

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

These information systems, in general, rely heavily on infrastructures such as electrical grids, voice and data communication, and internet server networks, which could be subject to failures or disruptions as a result of natural disasters, power or telecommunications disruptions, acts of terrorism or war, physical or electronic security breaches, or similar events or disruptions.

Any breakdown in the integrity of these information systems or infrastructure, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation, subject the Company to additional regulatory scrutiny, and expose the

Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s information security and technology practices and the Company’s Business Continuity Plan.

The Company May Experience a Prolonged Interruption in its Ability to Conduct Business
The Company relies heavily on its personnel, facilities, information systems and third party service providers to conduct its business.  A material loss of people, core operating facilities, access to information systems or infrastructure, or failure of key service providers to perform in accordance with contracted service level agreements, for any number of reasons, could result in an interruption in customer services and ability to conduct transactions, loss of customer business and damage the reputation of the Company, any of which may have a material adverse effect on the Company’s financial condition and results of operations.

See the discussion under the heading “Opportunities and Risks” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s Business Continuity Plan.

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

Growth Strategies Involving Acquisitions Could Adversely Affect the Company’s Profitability
The Company may, in the future, explore growth opportunities through acquisition of other banks, financial services companies or lines of business.  These activities would involve a number of risks, including, but not limited to: the potential inaccuracy of the estimates and judgments used to evaluate credit, operations, management, and market risks with respect to a targeted institution; the time and costs of evaluating new markets, hiring or retaining experienced local management, and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion; the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on the Company's results of operations; and the risk of loss of key employees and customers.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers as a group beneficially own approximately 26% of the Company’s outstanding common stock as of December 31, 2012. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

The Company's principal main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of three buildings, two of which are owned and the other leased, with ample onsite parking.  The Company also owns and maintains a back-up operations facility in the Merrimack Valley region in Massachusetts. As of December 31, 2012, the Company had twenty full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Of these branches, 13 are leased and 7 are owned. The Company has also entered into a lease for a new branch in Lawrence, MA, which is currently under construction and anticipated to open in the early spring of 2013. The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  The Company has the option to purchase one of its branch offices at an index adjusted price at any time during any extended term.  The Company’s last five-year extended-term option for this location ends in September 2020.

See note 6, “Premises and Equipment” and note 15, “Related Party Transactions” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s lease obligations listed above.

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

Not Applicable.

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

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2012
4th Quarter	637,268	$18.19	$15.42
3rd Quarter	974,541	17.50	14.84
2nd Quarter	577,696	16.88	14.49
1st Quarter	501,364	18.00	14.01

2011
4th Quarter	615,223	$14.95	$11.60
3rd Quarter	748,588	17.75	11.81
2nd Quarter	1,466,677	19.83	14.26
1st Quarter	192,516	15.45	13.31

As of March 4, 2013, there were 967 registered shareholders of the Company’s common stock and 9,726,475 shares of the Company’s common stock outstanding.

Dividends

In 2012, quarterly dividends of $0.11 per share were paid to the Company's stockholders in March, June, September and December.  Total 2012 dividends of $0.44 per share represented an increase of 4.8% compared to total dividends of $0.42 paid to the Company's stockholders on a quarterly basis in 2011.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Stockholders utilized the DRP to reinvest $1.3 million, of the $4.2 million total dividends paid by the Company in 2012, into 80,392 shares of the Company’s common stock.

On January 15, 2013, the Company announced a quarterly dividend of $0.115 per share, paid on March 1, 2013 to stockholders of record as of February 8, 2013. On an annualized basis, this quarterly dividend represents a 4.5% increase over the 2012 dividend rate.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to the Company’s Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan, as amended, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 1998 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	649,211	$14.28	534,580

Equity compensation plans not approved by security holders	—	—	—

TOTAL	649,211	$14.28	534,580

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2012 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

Total Return Performance
160
140
120
100
80
60
40
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Enterprise Bancorp, Inc.
S&P 500 Index
SNL Bank $1B - $5B Index

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Enterprise Bancorp, Inc.	100.00	92.03	92.22	118.66	128.22	152.12
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
SNL Bank $1B - $5B Index	100.00	82.94	59.45	67.39	61.46	75.78

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2012.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal year ended December 31, 2012.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010	2009	2008
EARNINGS DATA
Net interest income	$61,910	$58,326	$54,971	$48,446	$42,195
Provision for loan losses	2,750	5,197	5,137	4,846	2,505
Net interest income after provision for loan losses	59,160	53,129	49,834	43,600	39,690
Non-interest income	11,939	11,154	10,602	9,497	9,421
Other than temporary impairment on investment securities	—	(3)	(8)	(797)	(3,702)
Net gains on sales of investment securities	236	791	875	1,487	305
Non-interest expense	52,612	48,966	45,589	42,623	37,817
Income before income taxes	18,723	16,105	15,714	11,164	7,897
Provision for income taxes	6,348	5,161	5,074	3,218	2,349
Net income	$12,375	$10,944	$10,640	$7,946	$5,548

COMMON SHARE DATA
Basic earnings per share	$1.29	$1.16	$1.15	$0.96	$0.70
Diluted earnings per share	1.28	1.16	1.15	0.96	0.69
Book value per share at year end	14.42	13.45	12.56	11.84	11.35
Dividends paid per share	$0.44	$0.42	$0.40	$0.38	$0.36
Basic weighted average shares outstanding	9,586,783	9,401,714	9,216,524	8,268,502	7,973,527
Diluted weighted average shares outstanding	9,660,676	9,445,725	9,221,257	8,279,126	8,005,535

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,665,726	$1,489,163	$1,397,321	$1,304,001	$1,180,477
Loans serviced for others	75,854	67,367	63,807	53,659	28,341
Investment assets under management	592,355	505,163	493,078	433,043	439,711
Total assets under management	$2,333,935	$2,061,693	$1,954,206	$1,790,703	$1,648,529

Total loans	$1,359,655	$1,245,428	$1,136,938	$1,082,452	$947,045
Allowance for loan losses	24,254	23,160	19,415	18,218	15,269
Investment securities	184,464	140,405	142,060	134,369	154,633
Interest-earning deposits and fed funds	14,728	8,900	28,711	6,835	3,946
Deposits	1,475,027	1,333,158	1,244,071	1,144,948	947,903
Borrowed funds	26,540	4,494	15,541	24,876	121,250
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	139,549	127,448	116,673	107,664	91,104

RATIOS
Return on average total assets	0.78%	0.75%	0.78%	0.64%	0.51%
Return on average stockholders’ equity	9.27%	8.98%	9.42%	8.30%	6.26%
Allowance for loan losses to total loans	1.78%	1.86%	1.71%	1.68%	1.61%
Stockholders’ equity to total assets	8.38%	8.56%	8.35%	8.26%	7.72%
Dividend payout ratio	34.11%	36.21%	34.78%	39.58%	51.43%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in Item 8, the information contained in the description of the Company’s business in Item 1 and other financial and statistical information contained in this annual report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates”, “believes”, “expects”, “intends”, “may”, “plans”, “pursue”, “views” and similar terms or expressions. Various statements contained in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the Dodd-Frank Act, the Jumpstart Our Business Startups Act (the "JOBS Act"), and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; (xii) changes to the regulatory capital requirements mandated under the proposed rule making pursuant to Basel III; and (xiii) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio. Arriving at an appropriate level of allowance for loan losses involves a high degree of management judgment.

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

Should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  Other than temporary impairment on equity securities is recognized through a charge to earnings. Other than temporary impairment on fixed income securities is assessed in order to determine the impairment attributed to the underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in fair value.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2012 that were deemed other than temporarily impaired.

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

The annual impairment test begins with a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its carrying amount. The assessment is performed at the operating unit level.  If an entity concludes it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the Company, the services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not more likely than not that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2012.

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

Overview

Net income for the twelve months ended December 31, 2012 amounted to $12.4 million, an increase of $1.4 million, or 13%, compared to the same twelve-month period in 2011. Diluted earnings per share were $1.28 for the twelve months ended December 31, 2012, an increase of $0.12, or 10%, compared to the same period in 2011.

Deposits and loans outstanding have increased by $141.9 million, or 11%, and $114.2 million, or 9%, respectively, since December 31, 2011. During the quarter ended December 31, 2012, loans outstanding increased $61.3 million, including $26.4 million of purchased residential loans, and deposits increased $4.6 million. Total assets amounted to $1.67 billion, which represented an increase of $176.6 million, or 12%, since December 31, 2011, and $28.2 million, or 2%, since September 30, 2012. Additionally, investment assets under management increased $87.2 million, or 17%, since December 31, 2011, and $13.4 million, or 2%, since September 30, 2012, to $592.4 million at December 31, 2012.

Strategically, our focus remains on organic growth and market expansion, while continually planning for our future by investing in our branch network, technology, progressive product capabilities, and, most importantly, in our people. In 2012, we opened two new branches, in Pelham, NH and Tyngsboro, MA, and anticipate an early spring 2013, opening of our new Lawrence, MA branch, which will be our twenty-first banking center.

Composition of Earnings

The Company's growth contributed to increases in net interest income and the level of operating expenses for the year ended December 31, 2012 compared to 2011. In 2012, the provision for loan losses decreased compared to the 2011 period, while non-interest income increased.

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

Net interest income increased $3.6 million, or 6%, for the year ended December 31, 2012 and amounted to $61.9 million. The increases in net interest income over the comparable 2011 period was due primarily to revenue generated from loan growth, which has been funded through non-interest bearing deposits, partially offset by a decrease in margin. Average balances of loans and loans held for sale for the year ended December 31, 2012 increased $97.5 million compared to the same period in 2011. The margin was 4.27% for the year ended December 31, 2012 compared to 4.37% for the year ended December 31, 2011. For the quarter ended December 31, 2012, the margin was 4.21% compared to 4.39% for the quarter ended December 31, 2011. The margin was 4.20% for the quarter ended September 30, 2012. Consistent with the industry, the 2012 margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.

For the twelve months ended December 31, 2012 and 2011, the provision for loan losses amounted to $2.8 million and $5.2 million, respectively. The decrease in the provision reflects modest credit stabilization within the loan portfolio compared to the 2011 periods. In making the provision to the allowance for loan losses, management takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the twelve months ended December 31, 2012, excluding $26.4 million of purchased residential loans, was $87.8 million, compared to $108.5 million during the same period in 2011. These purchased loans are booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. The balance of the allowance for loan losses allocated to impaired loans amounted to $4.1 million at December 31, 2012, compared to $4.4 million at December 31, 2011. Total non-performing assets as a percentage of total assets were 1.33% at December 31, 2012, compared to 1.83% at December 31, 2011. For the year ended December 31, 2012, the Company recorded net charge-offs of $1.7 million, the majority of which had reserves specifically allocated in prior periods. For 2011, net charge-offs were $1.5 million. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.78% at December 31, 2012, compared to 1.86% at December 31, 2011.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk/Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the year ended December 31, 2012 amounted to $12.2 million, an increase of $233 thousand, or 2%, compared to 2011. The increase over the prior year was primarily due to increases in deposit and interchange fees, investment advisory fees, gains on loan sales, and other income, partially offset by decrease in gains on securities sales. The increases in other income were primarily in insurance commissions, other fee income and gains on sales of OREO properties.

For the year ended December 31, 2012, non-interest expense amounted to $52.6 million, an increase of $3.6 million, or 7%, compared to the prior year. Increased expenses related to salaries and benefits and technology were primarily due to the Company's strategic growth initiatives, including branch growth. The year-to-date expenses were also impacted primarily by increases in legal and other professional services and occupancy expenses, partially offset by reductions in FDIC insurance expense and costs of advertising and public relations.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks as additional funding sources. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

Total assets amounted to $1.67 billion at December 31, 2012, an increase of $176.6 million, or 12%, since December 31, 2011. Enterprise's main asset strategy is to grow loans, primarily high quality commercial loans.  Total loans increased $114.2 million, or 9%, since December 31, 2011 and amounted to $1.36 billion, or 82% of total assets. Total commercial loans amounted to $1.16 billion, or 85% of gross loans at December 31, 2012.

The investment portfolio is the other key component of earning assets and is primarily used to invest excess funds, provide liquidity and to manage the Company’s asset-liability position. The carrying value of total investments amounted to $184.5 million at December 31, 2012, or 11% of total assets, compared to 9% of total assets at December 31, 2011. Investments increased $44.1 million, or 31%, since December 31, 2011.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or “investment savings” accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At December 31, 2012, total deposits, excluding brokered deposits, amounted to $1.47 billion, representing, an increase of $138.8 million, or 10%, over December 31, 2011 balances. Deposit growth was noted in all categories except higher costing certificates of deposits, with the majority of the increase in checking account balances. At December 31, 2012, checking account balances increased $121.6 million, or 26%, of which 63% of the increase was in non-interest bearing checking account balances. Management believes that the deposit growth, which occurred primarily in the first nine months of the year, was primarily attributed to a general inflow of funds into the deposit market place due to current economics and low returns on other investment options. Management also attributes the increase to new customer relationship acquisition, based on sales efforts and our ability to differentiate our products and services for customers seeking an alternative to larger regional and national banks.
The Company had $3.0 million in brokered deposits as of December 31, 2012 and none at December 31, 2011.

Wholesale funding amounted to $29.6 million at December 31, 2012, compared to $4.5 million at December 31, 2011.  At December 31, 2012, wholesale funding was comprised of $26.5 million in FHLB borrowings and $3.0 million of brokered deposits. At December 31, 2011, wholesale funding was comprised of FHLB borrowings.

Opportunities and Risks

The Company’s ability to achieve its long-term growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place.

While the current economic environment continues to present significant challenges for all companies, management believes that it has also created opportunities for growth and customer acquisition.  Notwithstanding the competitive landscape facing the Company and the Bank, discussed above under the heading "Competition," in Item 1, "Business", management believes that customers continue to migrate from larger, national and regional banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.

Management believes that the Company is well positioned to take advantage of the market opportunities created by the current challenging banking landscape. The Company has built a solid reputation within the local market for delivering consistently superior customer service and taking an active role in support of the communities we serve. The Company's banking professionals are committed to upholding the Company’s core values, including significant community involvement, which has led to a strong network with local business and community leaders.  Management believes the Enterprise service culture and business model of providing a full range of diversified financial products and services through state-of-the-art delivery channels, creates opportunities for the Company to be a leading provider of banking and investment advisory and wealth management services in its growing market area. These services are delivered by experienced local banking professionals who possess strong technical skills, have developed in-depth knowledge of our markets and function as trusted advisors to clients.

The Company seeks to increase deposit share through continuous reviews of deposit product offerings and delivery channels targeted to customer needs. In addition, Enterprise carefully plans deposit expansion through new branch development in neighboring markets. In the past two years, the Company has continued to build its branch network with the opening of three new banking centers, with another nearing completion and expected to open in early Spring 2013.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which have served to provide quality asset growth over varying economic cycles during the Company’s twenty-four year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic initiatives, including ongoing investments in employee training and development, marketing and public relations, technology and electronic delivery methods, branch expansion and ongoing renovations of existing branches and operations facilities.  The current industry consolidation and retrenchment also provides management the opportunity to recruit experienced banking professionals with market knowledge and who compliment the Enterprise sales and service culture. While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment for the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Although the national economy appears to have reached a level of stabilization as compared to recent years, the outlook for meaningful economic growth in the near term remains in question. Additionally, any deterioration of the current economic environment could weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 7 under the headings “Credit Risk/Asset Quality” and “Allowance for Loan Losses.”

In addition, a sustained low interest rate environment caused by the current economic cycle or other factors could negatively impact the Company's net interest income and results of operation. The re-pricing frequency of interest earning assets and liabilities are not identical, and therefore subject the Company to the risk of adverse changes in interest rates. This is often referred to as “interest rate risk” and is reviewed in more detail under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any continued volatility in the financial markets or in credit markets, which could possibly result in the recognition of additional OTTI charges in the future.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed under this Item 7 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At December 31, 2012, both the Company and the Bank were categorized as “well capitalized”; however future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

For additional information regarding the capital levels and capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2012, see the sections entitled “Capital Resources” and “Capital Requirements” under the heading “Supervision and Regulation” contained in Item 1 “Business” and note 10 “Stockholders’ Equity,” to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data".

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and the proposed rules under Basel III could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry, and require all U.S. banking organizations, including community banks, such as Enterprise Bank, to hold higher amounts of capital, especially common equity, against their risk-weighted assets. Although several significant aspects of the Dodd-Frank Act expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the CFPB would apply to all banks and thrifts, and may increase the Company's compliance and operational costs in the future.

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

The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and networking devices. The Company has implemented layered security approaches for all delivery channels that allow employees, customers, or vendors access as required to the Company's information and technology systems. This strategy includes internal and third party risk assessments, due diligence on vendors, and project and change management practices. These standards are designed to provide risk based oversight, coordinate and communicate ideas, and to prioritize and manage technology projects in a manner consistent with corporate objectives.

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations in order to provide a level of protection of non-public personal information and continually monitors and attempts to safeguard information on its operating systems and those of third party service providers.  The Company contracts with outside parties to perform a broad scope of both internal and external information security assessments on the Company’s systems on a regular basis. These third parties conduct penetration testing and vulnerability scans to test the network configuration and security controls, and assess internal practices aimed at protecting the Company’s operating systems.  In addition, an outside service provider monitors usage patterns and identifies unusual activity on bank issued debit/ATM cards.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously scan for computer viruses on the Company’s information systems.

The Company may enter into third-party relationships by outsourcing certain operational functions or by using third parties to provide certain products and services to the Bank’s customers.   Management is responsible for assessing that activities conducted through third-party relationships are conducted in a safe and sound manner and in accordance with applicable laws and regulations, just as if the activity was performed by the Company itself.  The Company has a third-party vendor management program in order to identify and rate the risks arising from conducting activities through third party relationships.  These risks may include operational risk and the failure to deliver a particular product or service, non-compliance with applicable laws and regulations, loss of non-public personal information, vendor business decisions that are inconsistent with the Company’s strategic goals, or damage to the Company’s reputation; among others.  The Company’s risk-based, third-party vendor management program is designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers.

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

Financial Condition

Total assets increased $176.6 million, or 12%, over the prior year, amounting to $1.67 billion at December 31, 2012.  The increase was primarily attributable to loan and investment growth funded mainly through deposit growth. The balance sheet composition and changes since the prior year are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit, money market, and money market mutual fund accounts) and overnight and term fed funds sold. At both December 31, 2012 and December 31, 2011, cash and cash equivalents amounted to 3% of total assets. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2012, the fair value of the investment portfolio increased $44.1 million, or 31%, compared to December 31, 2011.  At December 31, 2012 and 2011, all investments were classified as available for sale and were carried at fair market value. The increase in investments in the current year is primarily due to excess funds from deposits exceeding loan growth.

The investment portfolio represented 11% of total assets at December 31, 2012 and 9% of total assets at December 31, 2011.  Fixed income investments comprised the majority of the fair value of the portfolio and represented 94% of total investments at December 31, 2012, and 95% at December 31, 2011.

The following table summarizes investments at the dates indicated:

	December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$65,685	35.6%	$40,397	28.8%	$40,940	28.8%
Federal agency mortgage backed securities (MBS)(1)	49,674	26.9%	39,688	28.2%	42,525	29.9%
Non-agency CMO	—	—%	—	—%	2,439	1.7%
Municipal securities	56,523	30.7%	51,209	36.5%	51,589	36.4%
Corporate bonds	1,914	1.0%	—	—%	—	—%
Certificates of deposit (2)	—	—%	2,147	1.5%	—	—%
Total fixed income securities	173,796	94.2%	133,441	95.0%	137,493	96.8%

Equity investments	10,668	5.8%	6,964	5.0%	4,567	3.2%
Total available for sale investments at fair value	$184,464	100.0%	$140,405	100.0%	$142,060	100.0%
 ________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)    Certificates of Deposit ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in the federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $23.6 million, $21.8 million and $26.0 million, at December 31, 2012, 2011 and 2010, respectively.

During 2012, the Company recognized net gains amounting to $236 thousand, on the sales of $3.3 million of investments. Principal paydowns, calls and maturities on fixed income securities totaled $37.3 million during 2012.  These portfolio cash inflows along with other funds were utilized to purchase $84.0 million of investments during 2012.

As of December 31, 2012, the net unrealized gains in the investment portfolio were $6.4 million compared to $5.0 million at December 31, 2011.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment. See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for other than temporary impairment.

See also Note 2, "Investments” and Note 16 "Fair Value Measurements" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s investment portfolio, including unrealized gains and losses, other than temporary impairment review and investments pledged as collateral, as well as the Company's fair value measures for available-for sale investments.

The contractual maturity distribution as of December 31, 2012, of the fixed income securities above, with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost
Federal agency obligations	$12,492	0.73%	$52,755	0.92%	$—	—	$—	—%
MBS/CMO’s	—	—%	81	1.73%	13,022	2.92%	35,326	2.04%
Municipal securities	3,274	3.07%	13,729	2.78%	26,853	4.50%	9,581	6.25%
Corporate bonds	—	—%	$1,082	1.21%	$823	2.22%	—	—%
Total fixed income securities	$15,766	1.21%	$67,647	1.30%	$40,698	3.95%	$44,907	2.94%

At fair value
Total fixed income securities	$15,831		$68,400		$42,917		$46,648
 _____________________

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity, however due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Included in the municipal, federal agency obligations and corporate bonds categories are $44.5 million in securities at amortized cost which can be “called” prior to final maturity.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  At December 31, 2012, the Company’s investment in FHLB capital stock amounted to $4.3 million.

See Note 3, “Restricted Investments,” to the Company’s Consolidated Financial Statements, contained in Item 8 for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans increased $114.2 million, or 9%, and amounted to 82% of total assets at December 31, 2012, compared with 84% of total assets at December 31, 2011.  The Company primarily attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  The Company has continued to selectively develop relationships with strong, credit-worthy customers. The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 85% of gross loans at December 31, 2012, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Commercial real estate	$710,265	52.2%	$650,697	52.2%	$595,075	52.3%	$553,768	51.1%	$472,279	49.8%
Commercial, & industrial	328,579	24.1%	310,706	24.9%	274,829	24.1%	263,151	24.3%	231,815	24.5%
Commercial construction	121,367	8.9%	117,398	9.4%	111,681	9.8%	107,467	9.9%	98,365	10.4%
Total Commercial	1,160,211	85.2%	1,078,801	86.5%	981,585	86.2%	924,386	85.3%	802,459	84.7%
Residential mortgages	120,278	8.8%	86,311	6.9%	82,395	7.2%	87,068	8.0%	79,125	8.3%
Home equity loans and lines of credit	75,648	5.6%	77,135	6.2%	70,147	6.2%	68,392	6.3%	61,632	6.5%
Consumer	4,911	0.4%	4,570	0.4%	4,228	0.4%	3,824	0.4%	4,857	0.5%
Gross loans	1,361,048	100.0%	1,246,817	100.0%	1,138,355	100.0%	1,083,670	100.0%	948,073	100.0%
Deferred fees, net	(1,393)		(1,389)		(1,417)		(1,218)		(1,028)
Total loans	1,359,655		1,245,428		1,136,938		1,082,452		947,045
Allowance for loan losses	(24,254)		(23,160)		(19,415)		(18,218)		(15,269)
Net loans	$1,335,401		$1,222,268		$1,117,523		$1,064,234		$931,776

During 2012, commercial real estate loans increased $59.6 million, or 9%.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial properties.

Commercial and industrial loans increased by $17.9 million, or 6%, since December 31, 2011.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $4.0 million, or 3%, compared to December 31, 2011.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages (including residential construction loans), home equity mortgages and consumer loans combined, increased by $32.8 million, or 20%, since December 31, 2011, due primarily to increases in residential mortgage loans. In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans amounting to $26.4 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region.

At December 31, 2012, commercial loan balances participated out to various banks amounted to $53.6 million, compared to $43.0 million at December 31, 2011.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $28.6 million and $33.0 million at December 31, 2012 and 2011, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

Refer to Note 4 "Loans," to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2012. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$28,025	$169,696	$71,286
After one year through five years	26,769	69,745	24,956
Beyond five years	655,471	89,138	25,125
	$710,265	$328,579	$121,367

Interest rate terms on amounts due after one year:
Fixed	$32,113	$61,283	$569
Adjustable	$650,127	$97,600	$49,512
__________________________

(1)
Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.

Credit Risk

The Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  While the Company endeavors to minimize this risk through the sound underwriting practices and the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (or "TDR", see below). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

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

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would otherwise not be considered, as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  Restructured loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

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

Asset Quality

At December 31, 2012, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $34.4 million, compared to $37.8 million at December 31, 2011. The decrease in adversely classified loans as of December 31, 2012, as compared to December 2011, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $14.0 million at both December 31, 2012 and December 31, 2011, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $20.4 million and $23.8 million at

December 31, 2012 and December 31, 2011, respectively.  Non-accrual loans which were not adversely classified amounted to $1.2 million and $2.1 million at December 31, 2012 and December 31, 2011, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Commercial real estate	$12,608	$14,060	$8,065	$11,789	$3,691
Commercial and industrial	6,993	9,696	7,573	2,748	1,713
Commercial construction	743	727	2,890	4,662	1,400
Residential	862	850	1,395	1,220	875
Home Equity	390	536	407	177	293
Consumer	—	6	10	8	39
Total Non-accrual loans	21,596	25,875	20,340	20,604	8,011
Overdrafts > 90 days past due	5	1	1	5	256
Total non-performing loans	21,601	25,876	20,341	20,609	8,267
Other real estate owned	500	1,445	825	1,086	318
Total non-performing assets	$22,101	$27,321	$21,166	$21,695	$8,585

Total Loans	$1,359,655	$1,245,428	$1,136,938	$1,082,452	$947,045
Accruing TDR loans not included above	$16,039	$12,442	$30,225	$20,125	$3,697
Delinquent loans 60-89 days past due	$1,184	$3,026	$2,324	$2,104	$2,689
Non-performing loans to total loans	1.59%	2.08%	1.79%	1.90%	0.87%
Non-performing assets to total assets	1.33%	1.83%	1.51%	1.66%	0.73%
Loans 60-89 days past due to total loans	0.09%	0.24%	0.20%	0.19%	0.28%
Adversely Classified loans to total loans	2.53%	3.03%	2.22%	2.38%	1.47%

The $4.3 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net decreases within the commercial and industrial ($2.7 million) and the commercial real estate ($1.5 million) portfolios. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2011 are discussed further below.

Total impaired loans amounted to $37.4 million and $38.3 million at December 31, 2012 and December 31, 2011, respectively.  The decrease in the recorded investment in impaired loans since the prior year was primarily within the commercial real estate portfolio of $1.7 million, partially offset by increases in the commercial construction portfolio of $525 thousand, and the commercial and industrial portfolio of $198 thousand. Total accruing impaired loans amounted to $16.6 million and $13.2 million at December 31, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $20.8 million and $25.1 million as of December 31, 2012 and December 31, 2011, respectively. The decrease in impaired loans as of December 31, 2012, as compared to December 2011, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

In management’s opinion, the majority of impaired loan balances at December 31, 2012 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2012, impaired loans totaling $26.1 million required no specific reserves and impaired loans totaling $11.3 million required specific reserve allocations of $4.1 million.  At December 31, 2011, impaired loans totaling $25.4 million required no specific reserves and impaired loans totaling $12.9 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2012 and December 31, 2011 were $26.6 million and $25.5 million, respectively. TDR loans included in non-performing loans amounted to $10.5 million and $13.0 million at December 31, 2012 and December 31, 2011, respectively. TDR loans on accrual status amounted to $16.0 million and $12.4 million at December 31, 2012 and December 31, 2011, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to seek the best mutual outcome given the current economic environment.

The carrying value of OREO at December 31, 2012 was $500 thousand and consisted of 1 property, compared to $1.4 million comprised of 4 properties at December 31, 2011. During 2012, 3 properties that were held in OREO as of December 31, 2011 were sold, and 3 properties were added to OREO, and subsequently sold during the year.  There was $87 thousand of gains realized on the sale of OREO in 2012. There were no gains on OREO sales in 2011.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2011 period, as indicated by the improving statistics related to migration of adversely classified, past due and non-accrual loans, impaired loans and the level of OREO properties held as of December 31, 2012. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans amounting to $26.4 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region. These purchased residential loans are initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

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

The allowance for loan losses to total loans ratio was 1.78% at December 31, 2012 compared to 1.86% at December 31, 2011.  Contributing to the decline in this ratio was the purchased residential loans initially measured at fair value and the improving credit quality statistics discussed above. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2012.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance at beginning of year	$23,160	$19,415	$18,218	$15,269	$13,545

Provision charged to operations	2,750	5,197	5,137	4,846	2,505

Recoveries on charged-off loans:
Commercial real estate	29	124	2	210	2
Commercial and industrial	461	148	49	130	427
Commercial Construction	2	4	5	3	96
Residential mortgage	10	6	—	1	—
Home equity	2	—	—	7	61
Consumer	15	12	21	287	11
Total recoveries	$519	$294	$77	$638	$597

Charged-off loans:
Commercial real estate	276	603	1,015	911	360
Commercial and industrial	1,388	1,075	1,662	1,321	943
Commercial Construction	156	—	1,245	—	—
Residential mortgage	185	3	25	76	—
Home equity	140	—	—	140	50
Consumer	30	65	70	87	25
Total charged-off	$2,175	$1,746	$4,017	$2,535	$1,378

Net loans charged-off	$1,656	$1,452	$3,940	$1,897	$781

Balance at December 31	$24,254	$23,160	$19,415	$18,218	$15,269

Average loans outstanding	$1,281,994	$1,186,674	$1,106,597	$1,015,008	$880,004
Annualized Net loans charged-off to average loans	0.13%	0.12%	0.36%	0.19%	0.09%

Total Loans	$1,359,655	$1,245,428	$1,136,938	$1,082,452	$947,045
Allowance to Total Loans	1.78%	1.86%	1.71%	1.68%	1.61%
Recoveries to charge-offs	23.86%	16.84%	1.92%	25.17%	43.32%
Net loans charged-off to allowance	6.83%	6.27%	20.29%	10.41%	5.11%

The following table sets forth the allocation of the Company’s allowance for loan losses amongst the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2012		2011		2010		2009		2008
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$11,793	52.2%	$10,855	52.2%	$9,769	52.3%	$9,630	51.1%	$7,953	49.8%
Comm’l industrial	7,297	24.1%	7,568	24.9%	5,489	24.1%	4,614	24.3%	3,817	24.5%
Comm’l constr.	3,456	8.9%	3,013	9.4%	2,609	9.8%	2,475	9.9%	2,094	10.4%
Resid: mortg, cnstr and HELOC’s	1,582	14.4%	1,610	13.1%	1,435	13.4%	1,402	14.3%	1,268	14.8%
Consumer	126	0.4%	114	0.4%	113	0.4%	97	0.4%	137	0.5%
Total	$24,254	100.0%	$23,160	100.0%	$19,415	100.0%	$18,218	100.0%	$15,269	100.0%

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

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $15.4 million and $14.9 million at December 31, 2012 and 2011, respectively.

Further information regarding the Company’s BOLI can be found in Item (k) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 11, “Employee Benefit Plans,” under the heading “Supplemental Life Insurance” both of which are located in the notes to the consolidated financial statements contained in Item 8 below.

Deposits

Total deposits increased $141.9 million, or 11%, as of December 31, 2012 compared to December 31, 2011. This increase was noted primarily in the first nine months of the year. Total deposits as a percentage of total assets were 89% at December 31, 2012 compared to 90% at December 31, 2011.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest demand deposits	$386,643	26.2%	$309,930	23.3%	$231,121	18.6%
Interest bearing checking	210,564	14.3%	165,718	12.4%	175,056	14.1%
Total checking	597,207	40.5%	475,648	35.7%	406,177	32.7%

Savings	154,680	10.5%	141,289	10.6%	132,313	10.6%
Money Markets	491,942	33.3%	446,526	33.5%	428,992	34.5%
Total savings/money markets	646,622	43.8%	587,815	44.1%	561,305	45.1%

Certificates of deposit	228,166	15.5%	269,695	20.2%	276,507	22.2%
Total non-brokered deposits	1,471,995	99.8%	1,333,158	100.0%	1,243,989	100.0%

Brokered deposits	3,032	0.2%	—	—%	82	—%
Total deposits	$1,475,027	100.0%	$1,333,158	100.0%	$1,244,071	100.0%
Deposit growth was noted across all non-term deposit products. Checking deposits, a strong source of low-cost funding for the Company, increased $121.6 million, or 26%, through December 31, 2012 compared to December 31, 2011, with the most growth in non-interest bearing accounts, which increased $76.7 million, or 25%, since December 31, 2011. During the same period, savings and money market accounts increased by $58.8 million, or 10% at December 31, 2012 compared to December 31, 2011.  Management believes that the deposit growth, which occurred primarily in the first nine months of the year, was primarily attributed to a general inflow of funds into the deposit marketplace due to current economics and low returns on other investment options. Management also attributes the increase to new customer relationship acquisition, based on sales efforts and our ability to differentiate our products and services for customers seeking an alternative to larger regional and national banks.

Year-end balances of certificates of deposit decreased by $41.5 million, or 15%, as the rates on term products continue to decline in relation to other deposit product alternatives.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective wholesale funding sources to support continued loan growth. The brokered deposit balance at December 31, 2012 represents CD balances from participation in a nationwide deposit network, which in the past has also included term deposits brokered from large money center banks and overnight money market funds from participation in a nationwide network.

At December 31, 2012, the majority of the combined CD balances (brokered and non-brokered) were scheduled to mature within one year, with approximately 26% due to mature within three months and 53% due in over three through twelve months, with the remaining balances scheduled to mature in 2014 through 2016.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2012			2011			2010
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$353,558	—%	24.9%	$251,536	—%	19.3%	$208,460	—%	17.4%

Interest checking	169,178	0.07%	11.9%	170,644	0.11%	13.1%	168,436	0.19%	14.1%
Savings	162,320	0.22%	11.5%	153,843	0.37%	11.8%	153,352	0.44%	12.8%
Money market	478,350	0.49%	33.7%	450,554	0.73%	34.6%	388,327	0.90%	32.4%
Total interest bearing non-term deposits	809,848	0.35%	57.1%	775,041	0.51%	59.5%	710,115	0.63%	59.3%

Certificates of Deposit	253,403	0.95%	17.9%	275,400	1.23%	21.2%	274,964	1.54%	23.0%

Total non-brokered deposits	1,416,809	0.37%	99.9%	1,301,977	0.57%	100.0%	1,193,539	0.73%	99.7%

Brokered deposits	1,325	0.96%	0.1%	15	0.28%	—%	3,691	0.59%	0.3%

Total	$1,418,134	0.37%	100.0%	$1,301,992	0.57%	100.0%	$1,197,230	0.73%	100.0%

The decrease in the average rate paid on total deposit accounts for 2012 is attributable to continued decreases in market interest rates compared to the prior year.

Borrowed Funds

Total borrowed funds, which may consist of FHLB and other borrowings, and securities sold to customers under agreements to repurchase (repurchase agreements), increased $22.0 million from December 31, 2011. The increase in borrowed funds was primarily in overnight advances in the fourth quarter of 2012 to fund the Bank's loan growth as deposit growth leveled off during the quarter.

The following table sets forth borrowed funds by categories at the dates indicated and the percentage of each category to total borrowed funds.

	December 31, 2012		December 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
FHLB Borrowings	$26,540	100.0%	$4,494	100.0%	$4,779	30.8%
Other Borrowings	—	—%	—	—%	10,000	64.3%
Repurchase agreements	—	—%	—	—%	762	4.9%
Total borrowed funds	$26,540	100.0%	$4,494	100.0%	$15,541	100.0%

Outstanding borrowings from the FHLB represent overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB. “Other borrowings” can include borrowings from correspondent banks or overnight advances from the FRB Discount Window.  The $10.0 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

As of December 31, 2012, the FHLB balances with maturities one year or less amounted to $24.9 million and had a weighted average rate of 0.42%. The FHLB balances with maturities between one to two years totaled $1.6 million and had a weighted average rate of 0.68%.

Maximum FHLB and other borrowings outstanding at any month end during 2012, 2011, and 2010 were $26.5 million, $4.8 million and $46.0 million respectively.  The Company did not have any repurchase agreements outstanding during 2012. The Company did not have any repurchase agreements for securities sold as of December 31, 2012. Maximum amounts outstanding under repurchase agreements at any month-end during 2011 and 2010 were $763 thousand and $1.4 million, respectively.

The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$3,552	1.50%	$4,684	1.82%	$24,365	0.66%
Other borrowed funds	89	0.27%	170	0.25%	58	0.75%
Repurchase agreements	—	—%	373	0.31%	1,145	0.47%
Total borrowed funds	$3,641	1.47%	$5,227	1.66%	$25,568	0.65%

The decrease in the average rate on borrowed funds for the year ended December 31, 2012 compared to the prior year was primarily due to lower rates on FHLB advances during the period.

At December 31, 2012, the Bank had the ability to borrow additional funds from the FHLB of up to $207.2 million and capacity with the FRB of $54.9 million.

The Company also had $10.8 million of junior subordinated debentures (10.875%; maturing in 2030; currently callable) at December 31, 2012 and December 31, 2011, respectively.

Liquidity

Liquidity is the ability to meet cash needs arising from, among other things, fluctuations in loans, investments, deposits and borrowings. Liquidity management is the coordination of activities so that cash needs are anticipated and met readily and efficiently. The Company's liquidity policies are set and monitored by ALCO. The Company's asset-liability objectives are to engage in sound balance sheet management strategies, maintain liquidity, provide and enhance access to a diverse and stable source of funds, provide competitively priced and attractive products to customers and conduct funding at a low cost relative to current market conditions. Funds gathered are used to support current commitments, to fund earning asset growth, and to take advantage of selected leverage opportunities.

The Company's liquidity is maintained by projecting cash needs, balancing maturing assets with maturing liabilities, monitoring various liquidity ratios, monitoring deposit flows, maintaining cash flow within the investment portfolio, and maintaining wholesale funding resources. The Company's wholesale funding sources primarily include borrowing capacity in the brokered deposit markets, at the FHLB, through the FRB Discount Window, and through fed fund purchase arrangements with correspondent banks. The Company’s primary borrowing source is the FHLB.

Management believes that the Company has adequate liquidity to meet its obligations.

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies are monitored by ALCO. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2012, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2012, see the section entitled “Capital Resources” contained in Item 1 “Business” and Note 10, “Stockholders’ Equity, ”to the consolidated financial statements contained in Item 8.

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

The following table summarizes the contractual cash obligations and commitments at December 31, 2012.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$26,540	$24,910	$1,630	$—	$—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	4,422	276	552	552	3,042
Operating lease obligations	8,699	986	1,626	1,469	4,618
Vendor contracts	3,663	2,272	1,265	126	—
Total contractual obligations	$54,149	$28,444	$5,073	$2,147	$18,485

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$380,717	$284,576	$40,547	$12,933	$42,661
Commitments to originate loans	46,408	46,408	—	—	—
Letters of credit	13,547	10,720	2,704	—	123
Commitments to originate loans for sale	9,325	9,325	—	—	—
Commitments to sell loans	17,882	17,882	—	—	—
Total commitments	$467,879	$368,911	$43,251	$12,933	$42,784

Investment Assets Under Management

The Company provides a wide range of investment advisory and wealth management services, including brokerage, trust, and investment management (together, “investment advisory services”). The market values of the related assets managed are affected by fluctuations in the financial markets.

Also included in the investment assets under management total are commercial sweep accounts that are invested in third party money market mutual funds.

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2012	2011	2010
Investment advisory and management services	$480,216	$389,569	$378,798
Brokerage and management services	108,679	108,190	105,869
Total investment advisory assets	588,895	497,759	484,667
Commercial sweep accounts	3,460	7,404	8,411
Investment assets under management	$592,355	$505,163	$493,078

Investment assets under management increased by $87.2 million, or 17%, from December 31, 2011 to December 31, 2012.  The increase is primarily attributable to a $90.6 million, or 23%, increase in investment advisory and management services assets due to asset growth from new business and from market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.33 billion at December 31, 2012 compared to $2.06 billion at December 31, 2011 and $1.95 billion at December 31, 2010. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations

COMPARISON OF YEARS ENDED December 31, 2012 AND 2011

Unless otherwise indicated, the reported results are for the year ended December 31, 2012 with the “comparable year” or “prior year” being the year ended December 31, 2011. Average yields are presented on a tax equivalent basis.

Net Income

The Company earned net income in 2012 of $12.4 million compared to $10.9 million for 2011, an increase of 13%.  Earnings per share for 2012 were $1.29 and $1.28 on a basic and diluted basis, compared to $1.16 on both a basic and diluted basis for the year ended 2011, which represented increases of 11% and 10%, respectively.

The Company's growth contributed to increases in net interest income and the level of operating expenses for the year ended December 31, 2012. Additionally, in 2012, the provision for loan losses decreased compared to the 2011 periods, while non-interest income increased.

 Net Interest Margin

Tax equivalent net interest margin decreased by 10 basis points, to 4.27% for the year ended December 31, 2012, compared to 4.37% for the prior year. Consistent with the industry, the 2012 margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. Interest earning asset yields declined 30 basis points compared to the prior year, while the cost of funding declined by 21 basis points over the same period.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2012 and 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2012 vs. 2011				2011 vs. 2010
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,582	$5,287	$(3,356)	$(349)	$2,516	$4,369	$(1,533)	$(320)
Investment Securities	(161)	1,065	(926)	(300)	(573)	(11)	(719)	157
Other Interest Earning Assets (1)	15	(12)	35	(8)	(5)	15	(17)	(3)
Total Investment income	(146)	1,053	(891)	(308)	(578)	4	(736)	154
Total interest earning assets	1,436	6,340	(4,247)	(657)	1,938	4,373	(2,269)	(166)

Interest Expense
Interest checking, savings, and money market (2)	(1,147)	177	(1,240)	(84)	(490)	404	(853)	(41)

COD’s	(981)	(271)	(771)	61	(830)	7	(852)	15
Brokered COD’s	13	—	—	13	(17)	—	—	(17)
Total Certificates of deposit	(968)	(271)	(771)	74	(847)	7	(852)	(2)
Borrowed funds	(33)	(23)	(15)	5	(80)	(133)	267	(214)
Total interest-bearing funding	(2,148)	(117)	(2,026)	(5)	(1,417)	278	(1,438)	(257)

Change in net interest income	$3,584	$6,457	$(2,221)	$(652)	$3,355	$4,095	$(831)	$91
 _____________________

(1)	Other interest-earning assets includes dividends on FHLB stock and income on short-term investments.

(2)	Interest checking, savings and money market may include interest expense on brokered money market accounts.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2012, 2011 and 2010.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2012			Year ended December 31, 2011			Year ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,285,513	$64,945	5.11%	$1,188,055	$63,363	5.39%	$1,108,279	$60,847	5.53%
Investments (3)	162,007	3,378	2.66%	130,406	3,539	3.37%	130,195	4,112	3.92%
Other Interest Earning Assets (4)	41,643	82	0.20%	50,336	67	0.13%	41,980	72	0.17%
Total interest earnings assets	1,489,163	68,405	4.70%	1,368,797	66,969	5.00%	1,280,454	65,031	5.19%
Other assets	87,362			81,002			76,688
Total assets	$1,576,525			$1,449,799			$1,357,142

Liabilities and stockholders’ equity:
Interest checking, savings and money market (5)	$809,848	2,840	0.35%	$775,056	3,987	0.51%	$711,689	4,477	0.63%
Certificates of deposit	253,403	2,411	0.95%	275,400	3,392	1.23%	274,964	4,222	1.54%
Brokered certificates of deposit	1,325	13	0.96%	—	—	—%	2,117	17	0.80%
Borrowed funds	3,641	54	1.47%	5,227	87	1.66%	25,568	167	0.65%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,079,042	6,495	0.60%	1,066,508	8,643	0.81%	1,025,163	10,060	0.98%

Net interest rate spread			4.10%			4.19%			4.21%

Demand deposits	353,558	—	—	251,536	—	—	208,460	—	—
Total deposits, borrowed funds and debentures	1,432,600	6,495	0.45%	1,318,044	8,643	0.66%	1,233,623	10,060	0.82%
Other liabilities	10,435			9,892			10,520
Total liabilities	1,443,035			1,327,936			1,244,143

Stockholders’ equity	133,490			121,863			112,999

Total liabilities and stockholders’ equity	$1,576,525			$1,449,799			$1,357,142

Net interest income		$61,910			$58,326			$54,971
Net interest margin (tax equivalent)			4.27%			4.37%			4.41%

_________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.6 million for the year ended December 31, 2012 and $1.5 million for both the years ended December 31, 2011 and 2010, respectively.

(2)	Average loans include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost.

(4)	Other interest earning assets includes short-term investments and FHLB Stock.

(5)
Average interest checking, savings and money market may include average brokered money market accounts.  The Company did not have any brokered money markets in 2012 and amounts were minimal in 2011. For the year ended December 31, 2010, average brokered money markets balances were $1.6 million.

Net Interest Income

The Company’s net interest income was $61.9 million for the year ended December 31, 2012, an increase of $3.6 million, or 6%, over the prior year. The increase was primarily due to revenue generated from loan growth, which has been funded primarily through non-interest bearing deposits, partially offset by a decrease in net interest margin.

Interest Income

Total interest income for the year ended December 31, 2012 was $68.4 million, an increase of $1.4 million, or 2%, from the prior year. The increase resulted primarily from growth in the average balance of interest earning assets of $120.4 million, or 9%, for the year ended December 31, 2012, partially offset by a 30 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during 2012.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, increased $1.6 million, or 2%, compared to the prior period, primarily due to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $97.5 million, or 8%, compared to the prior year, and amounted to $1.29 billion for the year ended December 31, 2012, while the average yield on loans declined 28 basis points compared to the prior period and amounted to 5.11% for the year ended December 31, 2012.

Total investment income amounted to $3.5 million for the year ended December 31, 2012 a decrease of $146 thousand, or 4%, compared to the prior period. The decrease resulted primarily from the impact of the 71 basis point decrease in the average yield on investment securities, as investments that were sold, matured, or were called had higher yields than investment purchased during the period. Partially offsetting this decrease, was a decrease in the average balance of $8.7 million, or 17%, in low yielding other interest earning assets and an increase of $31.6 million, or 24%, in the average balance of investments over the year ended December 31, 2011.

Interest Expense

Total interest expense amounted to $6.5 million, a decrease of $2.1 million, or 25%, compared to the prior year.  The decrease resulted primarily from a 21 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period.

Interest expense on interest checking, savings and money market accounts decreased $1.1 million, or 29%, over the comparable year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 16 basis points to 0.35%, while the average balance increased $34.8 million, or 4%, over the prior year.

Interest expense on total CDs (brokered and non-brokered) decreased $968 thousand or 29%, compared to the prior year and amounted to $2.4 million for the year ended December 31, 2012. The decrease primarily resulted from a decline of 28 basis points in the average cost of non-brokered CDs from market rate decreases and the repricing of term CDs. Additionally, the decline in average balances of total CDs of $20.7 million, or 8%, since the prior year, also reduced CD interest expense. The Company had $1.3 million in average brokered CD balances for the year ended December 31, 2012. The Company did not have any brokered CDs in 2011.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, decreased by $33 thousand over the prior year.  The decrease was attributable to both a reduction in the average balances of borrowed funds and lower interest rates. Average balances declined by $1.6 million, or 30%, as a result of deposit growth over the prior period, while the average cost of borrowed funds decreased 19 basis points, to 1.47%, for the year ended December 31, 2012.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2012 and 2011.

The average balance of non-interest bearing demand deposits increased $102.0 million, or 41%, to $353.6 million at December 31, 2012. The average balance of these accounts represented 25% and 19% of total average deposits for the years ended December 31, 2012 and 2011, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $2.8 million and $5.2 million for the years ended December 31, 2012 and 2011, respectively. The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2012 increased $233 thousand, or 2%, compared to 2011. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Change	% Change
Investment advisory fees	$3,838	$3,728	$110	3%
Deposit and interchange fees	4,500	4,438	62	1%
Income on bank-owned life insurance, net	506	548	(42)	(8)%
Net gains on sales of investment securities	236	791	(555)	(70)%
Gains on sales of loans	989	687	302	44%
Other income	2,106	1,750	356	20%

Total non-interest income	$12,175	$11,942	$233	2%

Investment advisory fees increased primarily due to net asset growth from net new business and net increases in market values due to market fluctuations.

Increases in deposit and interchange fees, were primarily due to increased electronic transaction fee income. The increase in income was partially offset by the cost of our deposit rewards program introduced during the fourth quarter of 2011, which is included in deposit and interchange fees.

Net gains on sales of investment securities fluctuate year to year, as investment sales are typically driven by market or strategic opportunities.

During 2012 the Company sold $50.8 million in residential loans, compared to $37.1 million for the prior year.  Loans sold generated gains on sales of $989 thousand and $687 thousand for 2012 and 2011 respectively. The increase in gains on loans sales resulted primarily from the increase in the amount of loans sold.

The increase in other income is primarily due to increases in insurance commissions, net gains on OREO sales and other fee income.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2012 increased $3.6 million, or 7%, compared to 2011. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Change	% Change
Salaries and employee benefits	$32,034	$28,671	$3,363	12%
Occupancy and equipment expenses	5,678	5,485	193	4%
Technology and telecommunications expenses	4,316	3,886	430	11%
Advertising and public relations expenses	2,267	2,661	(394)	(15)%
Deposit Insurance Premiums	1,064	1,319	(255)	(19)%
Audit, legal and other professional fees	1,675	1,393	282	20%
Supplies and postage expenses	925	882	43	5%
Investment advisory and custodial expenses	438	412	26	6%
Other operating expenses	4,215	4,257	(42)	(1)%

Total non-interest expense	$52,612	$48,966	$3,646	7%

The increase in salaries and benefits expense was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth initiatives including annual salary adjustments, new branches, incentives, and an increase in health insurance rates since the prior period.

Occupancy and equipment expenses increased primarily due to branch expansion and investments in our facilities.

Technology and telecommunications expense increased as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

Advertising and public relations expenses decreased due primarily to the timing of the Bank's Celebration of Excellence event, last held in the fourth quarter of 2011, which recognized local businesses and individuals for their commitment to the communities we serve.

Deposit insurance premiums decreased resulting from changes made by the FDIC in order to put more of the insurance fund burden on higher risk institutions. See the discussion under the heading “Deposit Insurance” contained in Item 1, “Business”, under the heading “Supervision and Regulation,” for further information regarding the Company’s deposit insurance assessment.

Audit, legal and other professional expenses increased primarily due to increases in legal expenses in 2012 related to strategic initiatives and other general business costs, including compliance.

Other non-interest expense decreased primarily due to a reduction in OREO and workout loan expenses and outsourced services, partially offset by increases in training expense, expenses related to tax credits, and ATM rebates.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 and December 31, 2011 was $6.3 million and $5.2 million, respectively.  The effective tax rate for the year ended December 31, 2012 and December 31, 2011 was 33.9%, and 32.0%, respectively. The increase in the effective tax rate was primarily due to higher taxable income and the diminished impact of tax exempt income as a result of higher earnings. Refer to Note 13 "Income Taxes" to the Consolidated Financial Statements, contained in Item 8, for additional information about the Company's taxes.

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

Net Interest Income

The Company's net interest income was $58.3 million for the year ended December 31, 2011, an increase of $3.4 million, or 6%, over the prior year. The increase was primarily due to strong loan growth, partially offset by a decrease in net interest margin.

Interest Income

Total interest income for the year ended December 31, 2011 was $67.0 million, an increase of $1.9 million from the prior year. The increase resulted primarily from growth in the average balance of interest earning assets of $88.3 million, or 7%, for the year ended December 31, 2011, partially offset by a 19 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during 2011.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, increased $2.5 million, or 4%, compared to the prior period, primarily due to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $79.8 million, or 7%, compared to the prior year, and amounted to $1.19 billion, for the year ended December 31, 2011, while the average yield on loans declined 14 basis points compared to the prior period and amounted to 5.39% for the year ended December 31, 2011.

Total investment income amounted to $3.6 million for the year ended December 31, 2011 a decrease of $578 thousand, or 14%, compared to the prior period. The decrease resulted primarily from the impact of the 55 basis point decrease in the average yield on investment securities, as investments that were sold, matured, or were called had higher yields than investment purchases during the period. Partially offsetting this decrease was an increase of $8.6 million, or 5% in the average balance of investments over the year ended December 31, 2010.

Interest Expense

Total interest expense amounted to $8.6 million, a decrease of $1.4 million, or 14%, compared to the prior year.  The decrease resulted primarily from a 16 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period. This decrease was partially offset by the expense associated with the $41.3 million, or 4%, increase in the average balance of interest bearing funding sources, primarily interest checking, savings and money market accounts.  Average balance increases were noted primarily in money market accounts. Deposit growth has provided the Company with the ability to continue to grow loans and reduce wholesale funding balances.

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

 Interest expense on borrowed funds, consisting primarily of FHLB borrowings, decreased by $80 thousand over the prior year.  The decrease was primarily attributed to the reduction in the average balances of borrowed funds by $20.3 million, or 80%, as a result of deposit growth over the prior period. The average cost of borrowed funds increased 101 basis points, to 1.66%, for the year ended December 31, 2011, as the average balance reduction in borrowed funds was in lower costing shorter term borrowings.

The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2011 and 2010.

The average balance of non-interest bearing demand deposits increased $43.1 million, or 21% to $251.5 million at December 31, 2011. The average balance of these accounts represented 19% and 17% of total average deposits for the years ended December 31, 2011 and 2010, respectively. Non-interest bearing demand deposits are an important component of the Bank's core funding strategy.

Provision for Loan Losses

The provision for loan losses was $5.2 million and $5.1 million for the years ended December 31, 2011 and 2010, respectively. The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management's estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk/Asset Quality” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2011 increased $473 thousand, or 4%, compared to 2010. The primary components of this increase were increases in investment advisory fees and deposit fee income, partially offset by a decrease in net gains on securities sales.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Change	% Change
Investment advisory fees	$3,728	$3,424	$304	9%
Deposit and interchange fees	4,438	4,154	284	7%
Income on bank-owned life insurance, net	548	562	(14)	(2)%
Net gains on sales of investment securities	791	875	(84)	(10)%
Gains on sales of loans	687	713	(26)	(4)%
Other income	1,750	1,741	9	1%

Total non-interest income	$11,942	$11,469	$473	4%

Investment advisory fees increased primarily due to net asset growth from new business and net increases in market values due to market fluctuations.

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

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Change	% Change
Salaries and employee benefits	$28,671	$26,205	$2,466	9%
Occupancy and equipment expenses	5,485	5,146	339	7%
Technology and telecommunications expenses	3,886	3,692	194	5%
Advertising and public relations expenses	2,661	2,204	457	21%
Deposit insurance premiums	1,319	1,874	(555)	(30)%
Audit, legal and other professional fees	1,393	1,178	215	18%
Supplies and postage expenses	882	790	92	12%
OREO fair value adjustment	—	500	(500)	(100)%
Investment advisory and custodial expenses	412	451	(39)	(9)%
Other operating expenses	4,257	3,549	708	20%

Total non-interest expense	$48,966	$45,589	$3,377	7%

The increase in salaries and benefits expense was primarily due to the personnel and benefits costs necessary to support the Company's strategic growth initiatives, as well as salary adjustments since the prior period.

Both occupancy and equipment expenses and technology and telecommunications expenses increased due primarily to growth and expansion costs to support the Company's strategic initiatives. Occupancy expense was also impacted by the unusually high snow removal costs in the first quarter of 2011.

Advertising and public relations expenses increased due primarily to costs which supported the Company's expansion and business development efforts, including philanthropic activity.

Deposit insurance premiums decreased resulting from changes made by the FDIC (effective April 1, 2011) in their deposit insurance assessment methodology in order to put more of the insurance fund burden on higher risk institutions. See the discussion under the heading “Deposit Insurance” contained in Item 1, “Business”, under the heading “Supervision and Regulation,” for further information regarding the Company's deposit insurance assessment.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2011 and December 31, 2010 was $5.2 million and $5.1 million, respectively.  The effective tax rate for the year ended December 31, 2011 and December 31, 2010 was 32.0%, and 32.3%, respectively. Refer to note 13 "Income Taxes" to the Consolidated Financial Statements, contained in Item 8, for additional information about the Company's taxes.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new amendments requires an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under U.S. GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, this adoption in the first quarter of 2013 will not have a material impact on the Company's financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which was subsequently clarified in January 2013 by ASU 2013-01.  The new amended standard is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  As this ASU primarily deals with disclosure requirements and the Company has no netting arrangements, this adoption in January 2013 is not expected to have a material impact on the Company's financial statements.

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
At December 31, 2012, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2012, assuming a parallel yield curve shift and gradual interest rate changes applied over the period. Although, net interest income is projected to decline slightly over a 24 month period if rates rise, it is projected to increase in the long-term as adjustable rate loans re-price.

	December 31, 2012
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans and loans held for sale	$126,677	$138,429
Collateralized mortgage obligations and other mortgage backed securities	2,016	2,244
Other investments	4,098	4,959
Total interest income	132,791	145,632

Interest Earning Liabilities:
Certificates of deposit (including brokered deposits)	3,093	6,186
Interest bearing checking, money market, savings	5,095	15,190
Borrowed funds	124	927
Junior subordinated debentures	2,356	2,356
Total interest expense	10,668	24,659

Net interest income	$122,123	$120,973

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents:
Cash and due from banks	$38,007	$30,231
Interest-earning deposits	12,218	6,785
Fed funds sold	2,510	2,115
Total cash and cash equivalents	52,735	39,131

Investment securities at fair value	184,464	140,405
Federal Home Loan Bank Stock	4,260	4,740
Loans held for sale	8,557	5,061
Loans, less allowance for loan losses of $24,254 and $23,160 at December 31, 2012 and 2011, respectively	1,335,401	1,222,268
Premises and equipment	27,206	27,310
Accrued interest receivable	5,828	5,821
Deferred income taxes, net	12,548	12,411
Bank-owned life insurance	15,443	14,937
Prepaid income taxes	174	287
Prepaid expenses and other assets	13,454	11,136
Goodwill	5,656	5,656

Total assets	$1,665,726	$1,489,163

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,475,027	$1,333,158
Borrowed funds	26,540	4,494
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	13,182	12,487
Accrued interest payable	603	751
Total liabilities	1,526,177	1,361,715

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,676,477 issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards) and 9,472,748 shares issued and outstanding at December 31, 2011 (including 132,800 shares of unvested participating restricted awards)	97	95
Additional paid-in capital	48,194	45,158
Retained earnings	87,159	78,999
Accumulated other comprehensive income	4,099	3,196
Total stockholders’ equity	139,549	127,448

Total liabilities and stockholders’ equity	$1,665,726	$1,489,163

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2012	2011	2010
Interest and dividend income:
Loans	$64,945	$63,363	$60,847
Investment securities	3,378	3,539	4,112
Other interest-earning assets	82	67	72
Total interest and dividend income	68,405	66,969	65,031

Interest expense:
Deposits	5,264	7,379	8,716
Borrowed funds	54	87	167
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	6,495	8,643	10,060

Net interest income	61,910	58,326	54,971

Provision for loan losses	2,750	5,197	5,137
Net interest income after provision for loan losses	59,160	53,129	49,834

Non-interest income:
Investment advisory fees	3,838	3,728	3,424
Deposit and interchange fees	4,500	4,438	4,154
Income on bank-owned life insurance, net	506	548	562
Net gains on sales of investment securities	236	791	875
Gains on sales of loans	989	687	713
Other income	2,106	1,750	1,741
Total non-interest income	12,175	11,942	11,469

Non-interest expense:
Salaries and employee benefits	32,034	28,671	26,205
Occupancy and equipment expenses	5,678	5,485	5,146
Technology and telecommunications expenses	4,316	3,886	3,692
Advertising and public relations expenses	2,267	2,661	2,204
Deposit insurance premiums	1,064	1,319	1,874
Audit, legal and other professional fees	1,675	1,393	1,178
Supplies and postage expenses	925	882	790
OREO fair value adjustment	—	—	500
Investment advisory and custodial expenses	438	412	451
Other operating expenses	4,215	4,257	3,549
Total non-interest expense	52,612	48,966	45,589

Income before income taxes	18,723	16,105	15,714
Provision for income taxes	6,348	5,161	5,074

Net income	$12,375	$10,944	$10,640

Basic earnings per share	$1.29	$1.16	$1.15

Diluted earnings per share	$1.28	$1.16	$1.15

Basic weighted average common shares outstanding	9,586,783	9,401,714	9,216,524

Diluted weighted average common shares outstanding	9,660,676	9,445,725	9,221,257

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Net income	$12,375	$10,944	$10,640
Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	1,625	2,670	761
Income tax expense	(569)	(953)	(284)
Net unrealized holding gains, net of tax	1,056	1,717	477
Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	—	(3)	(8)
Income tax benefit	—	1	3
Reclassification adjustment for impairment realized, net of tax	—	(2)	(5)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	236	791	875
Income tax expense	(83)	(278)	(305)
Reclassification adjustment for gains realized, net of tax	153	513	570

Total other comprehensive income (loss)	903	1,206	(88)
Comprehensive income	$13,278	$12,150	$10,552

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands)	Shares	Amount
Balance at December 31, 2009	9,090,518	$91	$40,453	$65,042	$2,078	$107,664
Net Income				10,640		10,640
Other comprehensive loss, net					(88)	(88)
Common stock dividend paid ($0.40 per share)				(3,682)		(3,682)
Common stock issued under dividend reinvestment plan	105,732	1	1,197			1,198
Stock-based compensation	93,684	1	935			936
Stock options exercised, net	531	—	5			5
Balance at December 31, 2010	9,290,465	$93	$42,590	$72,000	$1,990	$116,673
Net Income				10,944		10,944
Other comprehensive income, net					1,206	1,206
Tax benefit from exercise of stock options			4			4
Common stock dividend paid ($0.42 per share)				(3,945)		(3,945)
Common stock issued under dividend reinvestment plan	84,760	1	1,253			1,254
Stock-based compensation	72,405	1	1,002			1,003
Stock options exercised, net	25,118	—	309			309
Balance at December 31, 2011	9,472,748	$95	$45,158	$78,999	$3,196	$127,448
Net Income				12,375		12,375
Other comprehensive income, net					903	903
Tax benefit from exercise of stock options			2			2
Common stock dividend paid ($0.44 per share)				(4,215)		(4,215)
Common stock issued under dividend reinvestment plan	80,392	1	1,273			1,274
Stock-based compensation	82,955	1	1,252			1,253
Stock options exercised, net	40,382	—	509			509
Balance at December 31, 2012	9,676,477	$97	$48,194	$87,159	$4,099	$139,549

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$12,375	$10,944	$10,640
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,750	5,197	5,137
Depreciation and amortization	4,485	4,125	3,809
Amortization of intangible assets	—	—	76
Stock-based compensation expense	1,271	1,035	880
Mortgage loans originated for sale	(54,248)	(35,717)	(50,030)
Proceeds from mortgage loans sold	51,741	37,751	44,713
Net gains on sales of loans	(989)	(687)	(713)
Net gains on sales of OREO	(87)	—	(120)
Net gains on sales of investments	(236)	(791)	(875)
Other-than-temporary-impairment of investments	—	3	8
Income on bank-owned life insurance, net	(506)	(548)	(562)
OREO fair value adjustment	—	—	500
Changes in:
Accrued interest receivable	(7)	(289)	(164)
Prepaid expenses and other assets	(3,207)	(824)	(831)
Deferred income taxes	(625)	(2,039)	(659)
Accrued expenses and other liabilities	1,387	2,456	673
Accrued interest payable	(148)	(163)	(406)
Net cash provided by operating activities	13,956	20,453	12,076
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,545	11,344	5,844
Proceeds from FHLB capital stock repurchase	480	—	—
Proceeds from maturities, calls and pay-downs of investment securities	37,283	55,746	48,484
Purchase of investment securities	(83,964)	(63,085)	(67,343)
Net increase in loans	(116,458)	(111,162)	(60,101)
Additions to premises and equipment, net	(4,330)	(5,433)	(5,429)
Proceeds from OREO sales and payments	1,852	600	1,556
Purchase of OREO	(245)	—	—
Net cash used in investing activities	(161,837)	(111,990)	(76,989)
Cash flows from financing activities:
Net increase in deposits	141,869	89,087	99,123
Net decrease in borrowed funds	22,046	(11,047)	(9,335)
Cash dividends paid	(4,215)	(3,945)	(3,682)
Proceeds from issuance of common stock	1,274	1,254	1,198
Proceeds from exercise of stock options	509	309	5
Tax benefit from exercise of stock options	2	4	—
Net cash provided by financing activities	161,485	75,662	87,309

Net increase (decrease) in cash and cash equivalents	13,604	(15,875)	22,396
Cash and cash equivalents at beginning of year	39,131	55,006	32,610
Cash and cash equivalents at end of year	$52,735	$39,131	$55,006

Supplemental financial data:
Cash paid for: Interest	$6,643	$7,542	$10,466
Cash paid for: Income taxes	6,611	7,112	6,227
Supplemental schedule of non-cash activity:
Transfer from loans to other real estate owned	575	1,220	1,675
Capital expenditures incurred not yet paid	—	710	—

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The consolidated financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary Enterprise Bank and Trust Company (the “Bank”). The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

The Bank’s subsidiaries include Enterprise Insurance Services, LLC and Enterprise Investment Services, LLC, organized under the laws of the state of Delaware for the purposes of engaging in insurance sales activities and offering non-deposit investment products and services, respectively.  In addition, the Bank has the following subsidiaries that are incorporated in the Commonwealth of Massachusetts and classified as security corporations in accordance with applicable Massachusetts General Laws: Enterprise Security Corporation; Enterprise Security Corporation II; and Enterprise Security Corporation III, which hold various types of qualifying securities.  The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

The Company has 20 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company has also obtained the necessary regulatory approvals for its new branch in Lawrence, Massachusetts with the planned opening in early Spring of 2013. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the state of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(b) Reclassification

Certain previous years' amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to the current year’s presentation.

(c) Cash and cash equivalents

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents are comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit, money market, and money market mutual fund accounts) and overnight and term federal funds sold ("fed funds"). Balances in cash and cash equivalents will fluctuate resulting primarily from the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

(d) Investments

Investments that are intended to be held for indefinite periods of time but which may not be held to maturity or on a long-term basis are considered to be “available for sale” and are carried at fair value.  Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.  Included as available for sale are securities that are purchased in connection with the Company’s asset-liability risk management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.  In instances where the Company has the positive intent to hold investment securities to maturity, investment securities will be classified as held to maturity and carried at amortized cost.  As of the balance sheet dates, all of the Company’s investment securities were classified as available for sale and carried at fair value.

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

(e) Restricted Investments

The Bank is required to purchase Federal Home Loan Bank of Boston (“FHLB”) stock in association with outstanding advances from the FHLB; this restricted stock investment is carried at cost on the balance sheet. In conjunction with the OTTI review noted above under investments, management also regularly reviews its holdings of FHLB stock for OTTI. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings. Refer to Note 3 "Restricted Investments" for further information regarding the Company's investment in FHLB stock.

(f) Loans Held for Sale

Loans held for sale are carried at the lower of aggregate amortized cost or market value. Market value is based on comparable market prices for loans with similar rates and terms.  All loans sold are currently sold without recourse, but are typically subject to standard secondary market underwriting and eligibility representations and warranties, and are subject to an early payment default period covering the first four payments for certain loan sales. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans.  Gains and losses are determined using the specific identification method.

(g) Loans

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

Loans acquired at a net premium are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses. Credit discounts representing losses of unpaid loan principal balances expected over the life of the loans are included in the determination of acquisition date fair value. The fair-market valuation of

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

loans acquired at a premium is amortized into interest income on a level-yield basis over the life of the loan. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.

(h) Allowance for Loan Losses

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

See Note 5, "Allowance for Loan Losses," for additional accounting policies related to non-accrual, impaired and troubled debt restructured loans and to the allowance for loan losses.

(i) Other Real Estate Owned

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

(j) Premises and Equipment

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

(k) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2012 and December 31, 2011 amounted to $15.4 million and $14.9 million, respectively. There are no associated surrender charges under the outstanding policies.

(l) Impairment of Long-Lived Assets Other than Goodwill

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

(m) Goodwill and Core Deposit Intangible Assets

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2012 and December 31, 2011. This asset is related to the Company’s acquisition of two branch offices in July 2000.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2012.

If the Company's qualitative assessment concluded that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

(n) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and Enterprise Investment Services and the commercial sweep product, totaled $592.4 million and $505.2 million at December 31, 2012 and 2011, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

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

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold this residential loan production for the Company’s portfolio. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. The Company may retain or sell the servicing when selling these loans.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The estimated fair values of these derivative instruments are based on changes in current market rates.

At December 31, 2012 and 2011, the estimated fair values of the Company’s derivative instruments were considered to be immaterial.

(p) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and restricted stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the awards, or in the case of restricted stock awards, the market value of the common stock on the date of grant.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award). Stock awards that do not require future service (“vested awards”) will be expensed immediately. Stock-based compensation also includes stock compensation for Directors in lieu of cash fees, which is described in more detail in Note 12 "Stock-Based Compensation Plans."

(q) Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2012 or December 31, 2011.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2006 through 2012 tax years.

(r) Earnings Per Share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restrict stock awards that contain non-forfeitable rights to dividends. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

(s) Reporting Comprehensive Income

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

 (t) Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new amendments requires an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under U.S. GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, this adoption in the first quarter of 2013 will not have a material impact on the Company's financial statements.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which was subsequently clarified in January 2013 by ASU 2013-01.  The new amended standard is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  As this ASU primarily deals with disclosure requirements and the Company has no netting arrangements, this adoption in January 2013 is not expected to have a material impact on the Company's financial statements.

(2)	Investments

The amortized cost and fair values of investments at December 31, 2012 and 2011 are summarized as follows:

	2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$65,247	$438	$—	$65,685
Federal agency mortgage backed securities (MBS)(1)	48,429	1,287	42	49,674
Municipal securities	53,437	3,103	17	56,523
Corporate bonds	1,905	15	6	1,914
Total fixed income securities	169,018	4,843	65	173,796
Equity investments	9,080	1,622	34	10,668
Total available for sale investments, at fair value	$178,098	$6,465	$99	$184,464

	2011
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$40,206	$191	$—	$40,397
Federal Agency mortgage backed securities (MBS)(1)	38,275	1,416	3	39,688
Municipal securities	48,393	2,821	5	51,209
Certificates of Deposit (2)	2,149	—	2	2,147
Total fixed income securities	129,023	4,428	10	133,441
Equity investments	6,405	804	245	6,964
Total available for sales investments, at fair value	$135,428	$5,232	$255	$140,405

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

(2)	Certificates of Deposit ("CDs") represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market.

Included in federal agency MBS were Collateralized Mortgage Obligations (“CMO’s”) with fair values totaling $23.6 million and $21.8 million at December 31, 2012 and 2011.

In 2012, the Company's internal investment policy was expanded to allow the purchase of corporate bonds within certain guidelines outlined in the policy.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been impaired at December 31, 2012 and 2011.

	2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency MBS	$9,954	$42	$—	$—	$9,954	$42
Municipal securities	1,996	17	—	—	1,996	17
Corporate bonds	1,063	6	—	—	1,063	6
Equity investments	172	2	453	32	625	34
Total temporarily impaired investments	$13,185	$67	$453	$32	$13,638	$99

	2011
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency MBS	$3,184	$3	$—	$—	$3,184	$3
Municipal securities	2,258	5	—	—	2,258	5
Certificates of deposit	2,147	2	—	—	2,147	2
Equity investments	4,225	237	92	8	4,317	245
Total temporarily impaired investments	$11,814	$247	$92	$8	$11,906	$255

The net unrealized gain or loss in the Company's fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity or if the issuer is credit impaired. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on the fixed income portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.
At December 31, 2012, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 15%) invested in exchange traded funds and individual common stock of entities in the financial services industry. The net unrealized gain or loss on equity securities will fluctuate based on changes in the market value of the mutual funds and individual securities held in the portfolio.  Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on an equity security is deemed to be other than temporary prior to a sale, the loss is charged to earnings.

As of December 31, 2012, there were 19 securities in an unrealized loss position in the Company's portfolio (fixed income and equity). The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012, because the decline in market value is attributable to changes in interest rate and not credit quality for fixed income securities, and to changes in market value for equity securities and not a fundamental deterioration in the issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity. Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

In assessing MBS investments, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit evaluations, assessment of the investment's materiality, and reviews of the length of time the investment has been held by the Company and/or the duration of the unrealized loss position. For equities and funds, management's assessment includes the severity of the declines, the uncertainty of recovery in the short-term for these equities, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

During 2012, the Company did not record any fair market value impairment charges. In 2011, the Company recorded a fair market value impairment charge of $3 thousand on a previously impaired investment contained in its equity portfolio, to reflect the impact of declines in the equity markets during the period.

The contractual maturity distribution of total fixed income investments at December 31, 2012 is as follows:

(Dollars in thousands)	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$12,492	0.73%	$52,755	0.92%	$—	—%	$—	—%
MBS	—	—%	81	1.73%	13,022	2.92%	35,326	2.04%
Municipal securities	3,274	3.07%	13,729	2.78%	26,853	4.50%	9,581	6.25%
Corporate bonds	—	—%	1,082	1.21%	823	2.22%	—	—%
Total fixed income securities	$15,766	1.21%	$67,647	1.30%	$40,698	3.95%	$44,907	2.94%

At fair value:
Total fixed income securities	$15,831		$68,400		$42,917		$46,648

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity, however due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Included in municipal securities, federal agency obligations and corporate bonds are investments that can be "called" prior to final maturity with amortized cost and fair values of $44.5 million and $46.9 million, respectively, at December 31, 2012. Actual maturity of these callable securities could be shorter if called. Management considers these factors when evaluating the net interest margin in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $173.6 million at December 31, 2012 and $130.9 million at December 31, 2011.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Sales of investments for the years ended December 31, 2012, 2011, and 2010 are summarized as follows:

(Dollars in thousands)	2012	2011	2010
Amortized cost of investments sold	$3,309	$10,553	$4,969
Gross realized gains on sales	241	791	882
Gross realized losses on sales	(5)	—	(7)
Total proceeds from sales of investments	$3,545	$11,344	$5,844

Tax exempt interest earned on the municipal securities portfolio was $1.9 million for the year ended December 31, 2012, $1.7 million for the year ended December 31, 2011 and $2.0 million for the year ended December 31, 2010.

See Item (d) “Investments,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the accounting for the Company’s investments portfolio. See also Note 16, “Fair Values Measurements,” for additional information regarding the Company’s fair value measurement of investments.

(3)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Based on management’s ongoing review, the Company has not recorded any other-than-temporary impairment charges on this investment to date. Although financial results of the FHLB have recently improved, if negative events or further deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree. At December 31, 2012, the Company’s investment in FHLB capital stock amounted to $4.3 million, compared to $4.7 million at December 31, 2011. The change reflects the FHLB repurchase of $480 thousand of the Bank's capital stock holdings in the first quarter of 2012.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(4)	Loans

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Real estate:
Commercial real estate	$710,265	$650,697
Commercial construction	121,367	117,398
Residential mortgages	120,278	86,311
Total real estate	951,910	854,406

Commercial and industrial	328,579	310,706
Home equity	75,648	77,135
Consumer	4,911	4,570
Gross loans	1,361,048	1,246,817
Deferred loan origination fees, net	(1,393)	(1,389)
Total loans	1,359,655	1,245,428
Allowance for loan losses	(24,254)	(23,160)
Net loans	$1,335,401	$1,222,268

The Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program. However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.” While the Company endeavors to minimize this risk through the credit risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions (see Note 5, "Allowance for Loan Losses", for additional information on the Company's credit risk management).

Loan Categories

Commercial loans:
Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate. These loans are typically secured by a variety of commercial and industrial property types including one-to-four family and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial properties and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years. Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by the underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, either by experienced construction lenders on staff or by independent outside inspection companies, at each construction phase, prior to advancing additional funds. Commercial construction loans generally are periodically adjusted variable rate loans and lines and generally have terms of one to three years.

From time to time, the Company participates with other banks in the financing of certain commercial projects. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan. Loans originated by other banks in which the Company is the participating institution amounted to $28.6 million at December 31, 2012 and $33.0 million at December 31, 2011.

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

Residential loans:
Enterprise originates conventional mortgage loans on one-to-four family residential properties. These properties may serve as the borrower's primary residence, or be vacation homes or investment properties. Loan to value limits vary, generally from 80% for adjustable rate and multi-family, owner occupied properties, up to 97% for fixed rate loans on single family, owner occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters. In addition, financing is provided for the construction of owner occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans amounting to $26.4 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region. These purchased loans are booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company's portfolio. Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans. All loans sold are currently sold without recourse, but are typically subject to standard secondary market underwriting and eligibility representations and warranties and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

Home equity loans and lines of credit:
Home equity term loans are originated for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

loan payments consist of monthly principal and interest based on amortization ranging from three to fifteen years. The rates may also be fixed for three to fifteen years, before periodic rate adjustments begin.

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines requires interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

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

As of December 31, 2012 and 2011, the outstanding loan balances to directors, officers, principal stockholders and their associates were $12.4 million and $10.2 million, respectively. Unadvanced portions of lines of credit available to these individuals were $2.7 million and $2.4 million, as of December 31, 2012 and 2011, respectively. During 2012, new loans and net increases in loan balances or lines of credit under existing commitments of $3.9 million were made and principal paydowns of $1.7 million were received. All loans to these related parties are current.

Loans Serviced for Others

At December 31, 2012 and 2011, the Company was servicing residential mortgage loans owned by investors amounting to $22.2 million and $24.4 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $53.6 million and $43.0 million at December 31, 2012 and 2011, respectively. See the discussion above for further information regarding commercial participations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2012	December 31, 2011
Commercial real estate	$216,080	$204,158
Residential mortgages	94,552	67,344
Home equity	18,907	19,835
Total loans pledged to FHLB	$329,539	$291,337

Tax Exempt Interest

Tax exempt interest earned on qualified commercial loans was $1.4 million for the year ended December 31, 2012 and $1.2 million and $904 thousand for the years ended December 31, 2011 and 2010 respectively. Average tax exempt loan balances were $31.6 million and $27.6 million for the years ended December 31, 2012 and 2011, respectively.

(5)	Allowance for Loan Losses

Credit Quality Indicators
The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2011 periods, as indicated by the improving statistics related to migration of adversely classified, past due and non-accrual loans, impaired loans and the level of OREO properties held as of December 31, 2012. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or further deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	December 31, 2012
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$21,999	$—	$—	$688,266	$710,265
Commercial and industrial	5,993	1,460	48	321,078	328,579
Commercial construction	2,986	—	—	118,381	121,367
Residential	1,254	—	—	119,024	120,278
Home Equity	661	—	—	74,987	75,648
Consumer	34	—	—	4,877	4,911

Total gross loans	$32,927	$1,460	$48	$1,326,613	$1,361,048

	December 31, 2011
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$23,676	$—	$—	$627,021	$650,697
Commercial and industrial	6,963	2,073	—	301,670	310,706
Commercial construction	3,221	—	—	114,177	117,398
Residential	1,251	—	—	85,060	86,311
Home Equity	595	—	—	76,540	77,135
Consumer	6	3	—	4,561	4,570

Total gross loans	$35,712	$2,076	$—	$1,209,029	$1,246,817

The decrease in adversely classified loans as of December 31, 2012, as compared to December 2011, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

Past Due and Non-Accrual Loans

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days and when, in the judgment of management, the collectability of both principal and interest is reasonably assured. Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company. Additionally, deposit accounts overdrawn for 90 or more days are included in the consumer non-accrual numbers below.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2012.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,560	$551	$12,608	$14,719	$695,546	$710,265
Commercial and industrial	472	55	6,993	7,520	321,059	328,579
Commercial construction	—	—	743	743	120,624	121,367
Residential	42	558	862	1,462	118,816	120,278
Home Equity	73	9	390	472	75,176	75,648
Consumer	42	11	5	58	4,853	4,911

Total gross loans	$2,189	$1,184	$21,601	$24,974	$1,336,074	$1,361,048

The following table presents an age analysis of past due loans as of December 31, 2011.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,420	$1,885	$14,060	$18,365	$632,332	$650,697
Commercial and industrial	1,153	699	9,696	11,548	299,158	310,706
Commercial construction	171	—	727	898	116,500	117,398
Residential	703	401	850	1,954	84,357	86,311
Home Equity	—	—	536	536	76,599	77,135
Consumer	7	41	7	55	4,515	4,570

Total gross loans	$4,454	$3,026	$25,876	$33,356	$1,213,461	$1,246,817

At December 31, 2012 and December 31, 2011, all loans 90 or more days past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $5 thousand and $1 thousand of overdraft deposit account balances 90 days or more past due at December 31, 2012 and December 31, 2011, respectively. Non-accrual loans which were not adversely classified amounted to $1.2 million at December 31, 2012 and $2.1 million at December 31, 2011. These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 1.59% and 2.08% at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, additional funding commitments for loans on non-accrual status totaled $623 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2012	2011	2010

Income in accordance with original loan terms	$1,490	$1,545	$1,274
Less income recognized	380	140	361
Reduction in interest income	$1,110	$1,405	$913

Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (or "TDR", see below). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms.

Total impaired loans amounted to $37.4 million and $38.3 million at December 31, 2012 and December 31, 2011, respectively.  Total accruing impaired loans amounted to $16.6 million and $13.2 million at December 31, 2012 and December 31, 2011, respectively, while non-accrual impaired loans amounted to $20.8 million and $25.1 million as of December 31, 2012 and December 31, 2011, respectively.  The net decrease in the impaired loans since the prior year was primarily within the commercial real estate portfolio of $1.7 million, partially offset by net increases in the commercial construction portfolio of $525 thousand and the commercial and industrial portfolio of $198 thousand.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2012.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Commercial real estate	$24,760	$22,859	$18,735	$4,124	$1,041
Commercial and industrial	12,184	10,831	6,016	4,815	2,186
Commercial construction	3,091	2,932	995	1,937	753
Residential	687	648	390	258	65
Home Equity	110	109	—	109	87
Consumer	14	14	—	14	14
Total	$40,846	$37,393	$26,136	$11,257	$4,146

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2011.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance

Commercial real estate	$26,052	$24,580	$20,792	$3,788	$973
Commercial and industrial	12,439	10,633	4,105	6,528	2,651
Commercial construction	2,482	2,407	229	2,178	629
Residential	655	624	286	338	125
Home Equity	50	50	—	50	50
Consumer	17	17	—	17	17
Total	$41,695	$38,311	$25,412	$12,899	$4,445

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated.

	December 31, 2012		December 31, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized

Commercial real estate	$23,629	$560	$27,404	$698
Commercial and industrial	9,846	116	9,571	61
Commercial construction	2,377	65	3,880	83
Residential	753	11	621	2
Home Equity	54	—	—	2
Consumer	16	1	19	3
Total	$36,675	$753	$41,495	$849

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2012, 2011 and 2010, amounted to $1.1 million, $847 thousand, and $849 thousand, respectively. All payments received on impaired loans in non-accrual status are applied to principal. At December 31, 2012, additional funding commitments for impaired loans totaled $623 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

Troubled Debt Restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would otherwise not be considered, as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  Restructured loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan figures above as of December 31, 2012 and December 31, 2011 were $26.6 million and $25.5 million, respectively.  The change in balances since December 31, 2011 is discussed above.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

TDR loans on accrual status amounted to $16.0 million and $12.4 million at December 31, 2012 and December 31, 2011, respectively.  Restructured loans included in non-performing loans amounted to $10.5 million and $13.0 million at December 31, 2012 and December 31, 2011, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Troubled debt restructure agreements entered into during the year ended December 31, 2012.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Commercial real estate	3	$423	$388
Commercial and industrial	7	2,980	2,975
Commercial construction	3	802	746
Residential	2	386	383
Home Equity	—	—	—
Consumer	—	—	—
Total	15	$4,591	$4,492

Troubled debt restructuring that subsequently defaulted during the year ended December 31, 2012.

(Dollars in thousands)	Number of TDR's that defaulted	Post-modification outstanding recorded investment

Commercial real estate	—	$—
Commercial and industrial	2	10
Commercial construction	—	—
Residential	1	125
Home Equity	—	—
Consumer	—	—
Total	3	$135

There were $91 thousand in charge-offs associated with TDRs modified during 2012. At December 31, 2012, specific reserves allocated to the 2012 TDRs amounted to $802 thousand, as management considers it likely the principal will ultimately be collected. Interest payments received on non-accruing 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $6 thousand.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Troubled debt restructure agreements entered into during the year ended December 31, 2011.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Commercial real estate	12	$4,627	$4,515
Commercial and industrial	15	1,338	1,307
Commercial construction	1	207	207
Residential	1	137	134
Home Equity	—	—	—
Consumer	—	—	—
Total	29	$6,309	$6,163

Troubled debt restructuring that subsequently defaulted during the year ended December 31, 2011.

(Dollars in thousands)	Number of TDR's that defaulted	Post-modification outstanding recorded investment

Commercial real estate	4	$2,352
Commercial and industrial	8	614
Commercial construction	—	—
Residential	1	134
Home Equity	—	—
Consumer	—	—
Total	13	$3,100

There were no charge-offs associated with TDRs noted in the table above. At December 31, 2011, specific reserves allocated to the 2011 TDRs amounted to $239 thousand as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing 2011 TDR loans which were applied to principal and not recognized as interest income amounted to $147 thousand.

Other Real Estate Owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned (“OREO”). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense. The carrying value of OREO at December 31, 2012 was $500 thousand and consisted of 1 property, compared to $1.4 million comprised of 4 properties at December 31, 2011. During 2012, 3 properties that were held in OREO as of December 31, 2011 were sold, and 3 properties were added to OREO, and subsequently sold during the year.  There were $87 thousand of gains realized on the sale of OREO in 2012. There were no gains on OREO sales in 2011.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

General Reserves

In assessing the general reserves for groups of loans with similar risk characteristics, management has segmented the portfolio by I. Non-classified loans, and II. Adversely classified loans. These groups are further subdivided by loan category or risk rating. Allowance allocation factors for groups of loans with similar risk characteristics are based on each group's historical net charge off rate, which is then adjusted for current qualitative or environmental factors that are likely to cause estimated credit losses associated with the existing portfolio to differ from historical loss experience. Management considers the risk factors and assesses the impact of current issues and changes in those factors to the various portfolio categories on an ongoing basis.

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

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group's historical charge-off rates include:

•	Several key areas of expansion and growth, including geographic market, lending staff, portfolio and product lines, and portfolio concentrations;

•	Changes in the trend and current volume and severity of past due loans, non-accrual loans and the severity of adversely classified and impaired loans compared to historical levels;

•	The current economic environment and conditions (local, state and national) and their general implications to each loan category.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the adversely classified group's historical charge-off rates include:

•	Key areas of expansion consistent with the non-classified loan expansion and growth noted above and the impact of this growth on adversely classified loans.

•	Changes in the current volume and severity of past due loans, the volume of non-accrual loans and the volume and severity of adversely classified loans compared to historical levels.

•
Management considers the current economic environment and conditions (local, state and national) and their general implications to adversely classified loans that are already experiencing difficulties.

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

Management has identified above what it deems to be the most significant qualitative factors, however, management recognizes that additional issues may also impact the estimate of credit losses to some degree. From time to time management will re-evaluate the qualitative factors in use in order to consider the impact of other issues which, based on changing circumstances, may become more significant in the future.

Allowance for Loan Loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2012	2011	2010

Balance at beginning of year	$23,160	$19,415	$18,218
Provision charged to operations	2,750	5,197	5,137
Loan recoveries	519	294	77
Less: Loans charged-off	2,175	1,746	4,017
Balance at end of year	$24,254	$23,160	$19,415

The level of loan growth for the twelve months ended December 31, 2012, excluding $26.4 million of purchased residential loans, was $87.8 million, compared to $108.5 million during the same period in 2011. These purchased loans are booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. For the year ended December 31, 2012, the Company recorded net charge-offs of $1.7 million, the majority of which had reserves specifically allocated in prior periods. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.78% at December 31, 2012, compared to 1.86% at December 31, 2011. Contributing to the decline in this ratio was the purchased residential loan portfolio initially measured at fair value and the improving credit quality statistics discussed above. Based on the foregoing, as well as management’s judgment as to the existing credit risks

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2012.

Changes in the allowance for loan losses by segment for the year ended December 31, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance, 12/31/11	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	1,185	656	597	34	251	27	2,750
Recoveries	29	461	2	10	2	15	519
Less: Charge offs	276	1,388	156	185	140	30	2,175
Ending Balance, 12/31/12	$11,793	$7,297	$3,456	$854	$728	$126	$24,254

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$1,041	$2,186	$753	$65	$87	$14	$4,146
Loans collectively evaluated for impairment	$10,752	$5,111	$2,703	$789	$641	$112	$20,108

Changes in the allowance for loan losses by segment for the year ended December 31, 2011, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beginning Balance, 12/31/10	$9,769	$5,489	$2,609	$882	$553	$113	$19,415
Provision	1,565	3,006	400	110	62	54	5,197
Recoveries	124	148	4	6	—	12	294
Less: Charge offs	603	1,075	—	3	—	65	1,746
Ending Balance, 12/31/11	$10,855	$7,568	$3,013	$995	$615	$114	$23,160

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$973	$2,651	$629	$125	$50	$17	$4,445
Loans collectively evaluated for impairment	$9,882	$4,917	$2,384	$870	$565	$97	$18,715

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Commercial real estate	$22,859	$687,406	$710,265
Commercial and industrial	10,831	317,748	328,579
Commercial construction	2,932	118,435	121,367
Residential	648	119,630	120,278
Home Equity	109	75,539	75,648
Consumer	14	4,897	4,911
Deferred Fees	—	(1,393)	(1,393)
Total loans	$37,393	$1,322,262	$1,359,655

See the section titled "Impaired Loans" above, for information regarding the changes in impaired loans balances at December 31, 2012 compared to the prior year.

The balances of loans as of December 31, 2011 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans

Commercial real estate	$24,580	$626,117	$650,697
Commercial and industrial	10,633	300,073	310,706
Commercial construction	2,407	114,991	117,398
Residential	624	85,687	86,311
Home Equity	50	77,085	77,135
Consumer	17	4,553	4,570
Deferred Fees	—	(1,389)	(1,389)
Total loans	$38,311	$1,207,117	$1,245,428

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(6)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2012	2011
Land	$4,594	$3,300
Buildings, renovations and leasehold improvements	28,283	27,471
Computer software and equipment	7,560	7,988
Furniture, fixtures and equipment	12,254	11,059
Total premises and equipment, before accumulated depreciation	52,691	49,818
Less accumulated depreciation	(25,485)	(22,508)

Total premises and equipment, net of accumulated depreciation	$27,206	$27,310

Total depreciation expense related to premises and equipment amounted to $3.7 million, $3.8 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Total rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to $858 thousand, $809 thousand and $935 thousand, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale.  At December 31, 2012, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2013	$986
2014	924
2015	702
2016	737
2017	732
Thereafter	4,618
Total minimum lease payments	$8,699

The Company currently collects rents for two units within its operations and lending office.  Prior to July 2012, the Company also collected rent on two units within its leased main office and support offices. Rental income was $198 thousand, $255 thousand and $185 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(7)	Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2012	2011
Non-interest demand deposits	$386,643	$309,930
Interest bearing checking	210,564	165,718
Savings	154,680	141,289
Money market	491,942	446,526
Certificates of deposit less than $100,000	106,904	121,047
Certificates of deposit of $100,000 or more	121,262	148,648
Total non-brokered deposits (1)	1,471,995	1,333,158

Brokered deposits (2)	3,032	—

Total deposits	$1,475,027	$1,333,158

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.
(2) Primarily brokered CDs over $100,000.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $700 thousand and $1.3 million at December 31, 2012 and 2011, respectively.

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits) with balances less than $100,000 and greater than $100,000 at December 31, 2012:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total
Due in less than twelve months	$86,708	$95,637	$182,345
Due in over one year through two years	15,159	18,173	33,332
Due in over two years through three years	3,921	4,017	7,938
Due in over three years through four years	1,217	6,366	7,583
Total certificates of deposit	$107,005	$124,193	$231,198

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $1.4 million, $1.9 million and $2.2 million, in 2012, 2011 and 2010, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(8)	Borrowed Funds and Debentures

Borrowed funds and debentures at December 31 are summarized as follows:

	2012		2011		2010
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Federal Home Loan Bank of Boston borrowings	$26,540	0.44%	$4,494	1.83%	$4,779	1.77%
Other Borrowings	—	—%	—	—%	10,000	0.35%
Securities sold under agreements to repurchase	—	—%	—	—%	762	0.32%
Total borrowed funds	26,540	0.44%	4,494	1.83%	15,541	0.79%

Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%

Total borrowed funds and debentures	$37,365	3.46%	$15,319	8.22%	$26,366	4.93%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.

FHLB borrowings at December 31, 2012 consisted of an overnight borrowing of $24.2 million, term borrowings of $1.9 million with original terms of one to three years, and one long term advance of $470 thousand, with an original term of 15 years, maturing in 2013. The term borrowings are linked to certain outstanding commercial loans under various community investment programs of the FHLB. The $10 million in other borrowings at December 31, 2010 was an overnight borrowing from a correspondent bank that was repaid on January 3, 2011.

Maximum FHLB and other borrowing outstanding at any month end during 2012, 2011, and 2010 were $26.5 million, $4.8 million, and $46.0 million, respectively.

The Company did not have any repurchase agreements for securities sold as of December 31, 2012. Maximum amounts outstanding at any month end during 2011 and 2010 were $763 thousand and $1.4 million, respectively.

The following table summarizes the maturities and weighted average rate on FHLB advances for the year ended December 31, 2012.

(Dollars in thousands)	Amount	Weighted average rate
Due in less than twelve months	24,910	0.42%
Due in over one year through two years	1,630	0.68%
Total FHLB Advances	26,540	0.44%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table summarizes the average balance and average rate paid for securities sold under agreements to repurchase and borrowed funds:

	Year ended December 31,
	2012		2011		2010
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$3,552	1.50%	$4,684	1.82%	$24,365	0.66%
Other borrowings	89	0.27%	170	0.25%	58	0.75%
Repurchase agreements	—	—%	373	0.31%	1,145	0.47%
Total borrowed funds	$3,641	1.47%	$5,227	1.66%	$25,568	0.65%

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2012, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $207.2 million.   In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window of up to $54.9 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See Note 2, "Investments," and Note 4, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

In March 2000, Enterprise (MA) Capital Trust I (the “Trust”), a subsidiary of Enterprise Bancorp, issued $10.5 million of 10.875% trust preferred securities that mature in 2030 and are callable, at a premium if called between 2010 and 2020. To date, the Company has not called any portion of these trust preferred securities.  The proceeds from the sale of the trust preferred securities in March 2000 were used by the Trust, along with the Company’s $325 thousand capital contribution, to acquire $10.8 million in aggregate principal amount of the Company’s 10.875% Junior Subordinated Debt Securities that mature in 2030 and are callable.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Financial instruments with off-balance sheet credit risk at December 31, 2012 and 2011 are as follows:

(Dollars in thousands)	2012	2011
Commitments to originate loans	$46,408	$21,805
Commitments to originate residential mortgages loans for sale	9,325	7,847
Commitments to sell residential mortgage loans	17,882	12,908
Standby letters of credit	13,547	16,170
Unadvanced portions of commercial real estate	8,445	8,512
Unadvanced portions of commercial loans and lines	233,274	200,242
Unadvanced portions of construction loans (commercial & residential)	78,428	67,289
Unadvanced portions of home equity lines	57,511	54,808
Unadvanced portions of consumer loans	3,059	3,075

Commitments to originate loans are agreements to lend to a customer provided there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.  Unadvanced portions of consumer loans include credit card loans and overdraft protection lines.

The Company originates residential mortgage loans under agreements to sell such loans, generally with servicing released. All loans sold are currently sold without recourse, but are typically subject to standard secondary market underwriting and eligibility representations and warranties, and are subject to an early payment default period covering the first four payments for certain loan sales.

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

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB.  The average daily reserve requirement included in “Cash and Due from Banks” was approximately $7.8 million and $6.7 million, based on the two week computation periods encompassing December 31, 2012, and 2011, respectively.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(10)	Stockholders’ Equity

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

The Company has a shareholders rights plan. Under the plan each share of common stock includes a right to purchase under certain circumstances one one-hundredth of a share of the Company’s Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $52.00 per one one-hundredth of a preferred share, subject to adjustment, or, in certain circumstances, to receive cash, property, shares of common stock or other securities of the Company.  The rights are not presently exercisable and remain attached to the shares of common stock until the occurrence of certain triggering events that would ordinarily be associated with an unsolicited acquisition or attempted acquisition of 10% or more of the Company’s outstanding shares of common stock.  The rights will expire, unless earlier redeemed, exchanged, or otherwise rescinded by the Company, on January 13, 2018.  The rights have no voting or dividend privileges, and unless and until they become exercisable, have no dilutive effect on the earnings of the Company.

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, net proceeds of $8.8 million from the 2009 Shareholder Subscription Rights Offering and Supplemental Community Offering (the net proceeds from these offerings were contributed to the Bank). Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan.

Management believes that current capital is adequate to support ongoing operations.

Applicable regulatory requirements require the Company to maintain minimum total capital equal to 8% of total risk-weighted assets (total capital ratio), minimum Tier 1 capital equal to 4% of total risk-weighted assets (Tier 1 capital ratio) and minimum Tier 1 capital equal to 4% of quarterly average total assets (leverage capital ratio).  Tier 1 capital, in the case of the Company, is composed of common equity and, subject to regulatory limits, trust preferred securities, reduced by certain intangible assets. Total capital includes Tier 1 capital plus Tier 2 capital which, in the case of the Company, is composed of the allowance for loan losses up to 1.25% of risk-weighted assets. Applicable regulatory requirements for the Bank are not materially different from those of the Company.

Failure to meet minimum capital requirements can initiate or result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements.  Under applicable capital adequacy requirements and the regulatory framework for prompt corrective action applicable to the Bank, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. In addition, the Company may be subject to higher capital requirements under the new Basel III regulatory capital and liquidity standards, once implemented by U.S. banking agencies.

Management believes, as of December 31, 2012, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2012 and 2011, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables. To be categorized as well capitalized, the Company and the Bank must maintain minimum total Tier 1 and, in the case of the Bank, leverage capital ratios as set forth below.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
The Company
Total Capital (to risk weighted assets)	$157,716	11.46%	$110,079	8.00%	$137,599	10.00%
Tier 1 Capital (to risk weighted assets)	139,714	10.15%	55,040	4.00%	82,560	6.00%
Tier 1 Capital (to average assets)*	139,714	8.64%	64,716	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$156,883	11.40%	$110,075	8.00%	$137,594	10.00%
Tier 1 Capital (to risk weighted assets)	138,882	10.09%	55,037	4.00%	82,556	6.00%
Tier 1 Capital (to average assets)	138,882	8.59%	64,684	4.00%	80,855	5.00%
____________________
* For the Bank to qualify as “well capitalized”, it must maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.  This requirement does not apply to the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
The Company
Total Capital (to risk weighted assets)	$144,882	11.42%	$101,515	8.00%	$126,894	10.00%
Tier 1 Capital (to risk weighted assets)	128,679	10.14%	50,758	4.00%	76,136	6.00%
Tier 1 Capital (to average assets)*	128,679	8.63%	59,625	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$144,354	11.38%	$101,512	8.00%	$126,891	10.00%
Tier 1 Capital (to risk weighted assets)	128,152	10.10%	50,756	4.00%	76,134	6.00%
Tier 1 Capital (to average assets)	128,152	8.60%	59,595	4.00%	74,494	5.00%
_____________________
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

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Commissioner’s approval. Applicable provisions of the FDIC Improvement Act also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.3 million, of the $4.2 million total dividends paid by the Company in 2012, into 80,392 shares of the Company’s common stock, and $1.3 million, of the $3.9 million total dividends paid by the Company in 2011, into 84,760 shares of the Company’s common stock.

(11)	Employee Benefit Plans

401(k) Defined Contribution Plan and Profit Sharing

The Company has a 401(k) defined contribution employee benefit plan.  The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan.  A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. The Company’s current percentage match has been 60% up to the first 6% contributed by the employee.

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

Since 2010, the Company has offered a profit sharing component to the 401(k) plan that vests in the same manner as the 401(k) employer match noted above. Employees are not required to participate in the 401(k) plan to receive a profit sharing contribution.  All eligible employees, at least 18 years of age, completing 1 hour of service and employed on the last day of the year, may receive a profit sharing contribution.  The Company’s contribution is based on company-wide net income targets that are determined at the beginning of the fiscal year and is calculated as a percentage of an employee’s base salary, including overtime and differentials, earned during the plan year up to a maximum salary amount determined by the Compensation Committee of the Board of Directors, which is currently $75 thousand.

From time to time, the Company may also make a discretionary employer contribution to the 401(k) plan.  No amounts were contributed as discretionary contributions in 2012, 2011 or 2010.

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $629 thousand, $591 thousand and $509 thousand, respectively, for the years ended December 31, 2012, 2011, and 2010.

The Company’s expense for the profit sharing contribution to the 401(k) plan was $618 thousand, $399 thousand and $416 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Retirement Plan (SERP)

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer, who currently works on a part-time basis. These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit to be provided for a period of 20 years after the individual reaches a

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

defined “benefit age.”  The Company has not recognized service cost in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

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

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $133 thousand to the plan for the year ending December 31, 2013.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,203	$3,135	$3,031
Service cost	—	—	55
Interest cost	134	171	184
Actuarial loss (1)	120	173	117

Benefits paid	(276)	(276)	(252)
Benefit obligation at end of year	$3,181	$3,203	$3,135

Funded status:
Accrued liability as of December 31	$(3,181)	$(3,203)	$(3,135)

Discount rate used for benefit obligation	4.25%	4.75%	5.50%

Net periodic benefit cost:
Service cost	$—	$—	$55
Interest cost	134	171	184
Actuarial loss (1)	120	173	117
	$254	$344	$356
_____________________________

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2013	$276
2014	276
2015	276
2016	276
2017	276
2018-2022	1,379

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI (see Item (k) "Bank Owned Life Insurance" in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI), the Bank has provided supplement life insurance which provides a death benefit to the officer’s designated beneficiaries.

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

The following table provides a reconciliation of the changes in the supplemental life insurance plan and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,414	$1,317	$1,194
Service cost	8	15	(43)
Interest cost	67	72	69
Actuarial loss	175	10	97

Benefit obligation at end of year	$1,664	$1,414	$1,317

Funded status:
Accrued liability as of December 31	$(1,664)	$(1,414)	$(1,317)

Discount rate used for benefit obligation	4.25%	4.75%	5.50%
Net periodic benefit cost:
Service cost	$8	$15	$(43)
Interest cost	67	72	69
Actuarial loss (1)	175	10	97
	$250	$97	$123

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial loss.

The amount charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $72 thousand to the plan for the year ending December 31, 2013.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

See Note 12, “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock option and restricted stock awards.

(12)	Stock-Based Compensation Plans

The Company currently has three individual stock incentive plans: the 1998 plan as amended in 2001, the 2003 plan as amended in 2009, and the 2009 plan as amended in 2012. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2012, 534,580 shares remain available for future grants under the 2003 and 2009 plans. The 1998 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

To date, the Company has utilized the plans to issue stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $1.3 million, $1.0 million and $880 thousand for the years ended 2012, 2011 and 2010 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $507 thousand, $415 thousand and $355 thousand, for the years ended 2012, 2011 and 2010 respectively.

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

Options that have been granted under the plans generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  Options outstanding at December 31, 2012 consist of options granted in 2005 and 2006 which expire eight years from the grant date and 2007 through 2012 which expire seven years from the grant date.

For the 2012 and 2011 awards, under current Company guidelines, upon the date of retirement, vesting of unvested options may be accelerated if an employee meets certain retirement criteria. The 2010 and prior awards provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period. For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the 2003 and 2009 plans that are returned to the Company unexercised shall remain available for issuance under such plans, while the plans are open. For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	2012	2011	2010
Options granted	68,750	83,075	75,775
Average assumptions used in the model:
Expected volatility	50%	45%	44%
Expected dividend yield	2.89%	2.91%	3.13%
Expected life in years	5.5	5.5	5.2
Risk-free interest rate	1.37%	2.17%	2.35%
Market price on date of grant	$16.25	$14.88	$12.32
Per share weighted average fair value	$6.33	$5.28	$4.21
Fair Value as a percentage of market value at grant date	39%	35%	34%

The expected volatility is the anticipated variability in the Company’s share price over the expected life of the option base on the Company's historical volatility.

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

Stock option transactions during the year ended December 31, 2012 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2011	628,318	$13.95	3.2	$556
Granted	68,750	16.25
Exercised	43,182	12.85
Forfeited/Expired	4,675	12.01
Outstanding December 31, 2012	649,211	$14.28	2.6	$1,462

Vested and Exercisable at December 31, 2012	480,227	$14.15	1.6	$1,141

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2012 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2012, in-the-money vested and exercisable options totaled 474,977.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2012. The intrinsic value will change based on the fair market value of the Company’s stock.

Cash received from option exercises was $509 thousand, $309 thousand and $5 thousand in 2012, 2011 and 2010, respectively.  Total intrinsic value of options exercised was $151 thousand, $101 thousand and $1 thousand in 2012, 2011 and 2010, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $2 thousand, $4 thousand and none in 2012, 2011, and 2010, respectively.

Compensation expense recognized in association with the stock option awards amounted to $255 thousand, $230 thousand and $235 thousand for the years ended 2012, 2011 and 2010, respectively.  The total tax benefit recognized related to the stock option expense was $101 thousand, $91 thousand, and $93 thousand for the years ended 2012, 2011, and 2010, respectively.

As of December 31, 2012 there was $564 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.6 years.

Restricted Stock Awards

Stock-based compensation expense recognized in association with the restricted stock award amounted to $832 thousand for the year ended December 31, 2012, $639 thousand for the year ended December 31, 2011, and $511 thousand for the year ended December 31, 2010.  The total tax benefit recognized related to restricted stock compensation expense was $332 thousand, $257 thousand, and $208 thousand for the years ended 2012, 2011, and 2010, respectively.

During 2012, the Company granted 72,376 shares of common stock in the form of restricted stock awards comprised of 63,160 shares awarded to employees, generally vesting over four years, 6,216 shares awarded to directors vesting over two years and 3,000 shares awarded to an executive officer vesting immediately.  The weighted average grant date fair value of the restricted stock awarded was $16.24 per share, which reflects the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about on the first anniversary date of the award.

During 2011, the Company granted 64,765 shares of common stock in the form of restricted stock awards comprised of 54,475 shares awarded to employees, generally vesting over four years, 6,790 shares awarded to directors vesting over two years, and 3,500 shares awarded to an executive officer vesting immediately.  The weighted average grant date fair value of the restricted stock awarded was $14.88 per share, which reflects the market value of the common stock on the grant dates. The unvested 2011 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

The restricted stock awards allow for the receipt of dividends, and the voting of all shares, whether or not vested, throughout the vesting periods at the same proportional level as common shares outstanding.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table set forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested at December 31, 2011	132,800	$12.98	2.6	$1,899
Granted	72,376	16.24
Vested/released	49,437	12.73
Forfeited	1,553	14.25
Unvested at December 31, 2012	154,186	$14.58	2.3	$2,547

As of December 31, 2012, there remained $1.6 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining vesting period of 2.3 years.

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

Total directors' fee expense amounted to $355 thousand, $368 thousand and $315 thousand for the years ended December 31, 2012, 2011 and 2010, respectively. Included in the 2012 expense was stock compensation in lieu of cash fees of $184 thousand, which represented 12,592 shares issued to Directors in January 2013, at a fair market value price of $14.63 per share, which reflected the fair value of the common stock on January 3, 2012. Included in the 2011 expense was stock compensation of $166 thousand, which represented 12,132 shares issued to Directors in January 2012, at a fair market value price of $13.65 per share, which reflected the fair value of the common stock on January 3, 2011. Included in the 2010 expense was stock compensation of $134 thousand, which represented 12,046 shares issued to Directors in January 2011, at a fair market value price of $11.09 per share, which reflected the fair value of the common stock on January 4, 2010.

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $74 thousand, $67 thousand and $54 thousand, for the years ended 2012, 2011 and 2010 respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2012	2011	2010
Current tax expense:
Federal	$5,368	$5,501	$4,221
State	1,605	1,699	1,512
Total current tax expense	6,973	7,200	5,733

Deferred tax (benefit)/ expense:
Federal	(487)	(1,602)	(427)
State	(138)	(437)	(232)
Total deferred tax benefit	(625)	(2,039)	(659)

Total income tax expense	$6,348	$5,161	$5,074

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (34%) to income before taxes as follows:

(Dollars in thousands)	2012	2011	2010
Computed income tax expense at statutory rate	$6,366	$5,476	$5,343
State income taxes, net of federal tax benefit	968	833	845
Tax exempt income, net of disallowance	(1,020)	(972)	(995)
Bank Owned Life Insurance Income, net	(171)	(182)	(189)
Other	205	6	70
Total income tax expense	$6,348	$5,161	$5,074

Effective income tax rate	33.9%	32.0%	32.3%

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(Dollars in thousands)	2012	2011
Deferred tax asset:
Allowance for loan losses	$9,841	$9,442
Depreciation	2,811	2,646
Other-than-temporary impairment on equity securities	419	423
Supplemental employee retirement plans	1,291	1,300
Non-accrual interest	1,465	1,388
Stock-based compensation expense	866	737
Impairment of OREO	203	203
Net tax credit investment	114	—

Total	17,010	16,139

Deferred tax liability:
Goodwill	1,713	1,502
Net unrealized gains on investments securities	2,267	1,780
Deferred origination costs	482	446

Total	4,462	3,728

Net deferred tax asset	$12,548	$12,411

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2012. However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company paid total income taxes in 2012, 2011, and 2010 of $6.6 million, $7.1 million, and $6.2 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2012 or December 31, 2011.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2006 through 2012 tax years.

The Company invests in qualified affordable housing projects as a limited partner. In 2012, the Company recognized approximately $241 thousand of Federal Historic Rehabilitation tax credits and $29 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to Federal Low Income Housing Tax Credit program in the amount of $678 thousand which are expected to be realized over the next 10 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(14)	Earnings per share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2012	2011	2010
Basic weighted average common shares outstanding	9,586,783	9,401,714	9,216,524
Dilutive shares	73,893	44,011	4,733
Diluted weighted average common shares outstanding	9,660,676	9,445,725	9,221,257

At December 31, 2012 and 2011 there were 119,236 and 131,824 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Item (r) “Earnings Per Share,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the earnings per share calculation.

(15)	Related Party Transactions

The Bank leases its headquarters and certain related parking spaces from the National Park Service. Prior to September 2010, a realty trust leased the Bank’s headquarters and the related parking spaces from the U.S. National Park Service and, in turn subleased, the building and spaces to the Bank. The sole beneficiary of this realty trust was a limited partnership in which one of the Company’s Directors, who became a member of the Board of Directors in 2008, held a 13.7% limited partnership interest.

The Bank acquired the lease with the National Park Service from the trust in September 2010 for $2.0 million, in addition to having paid a total of $209 thousand in prior lease payments to the trust in 2010 under the then existing sublease arrangements.  The Company believes that the terms of its purchase of the lease with the National Park Service from the trust as well as its prior sublease arrangement with the trust, including the amounts paid in each case by the Bank, were substantially similar to such terms as would be included in comparable transactions entered into at the time of such transactions with a party who was not affiliated with the Bank or any of its Directors.

See note 4 “Loans” above, for information regarding loans to related parties.

(16)	Fair Value Measurements

The FASB defines the fair value of an asset or liability to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability.  Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$173,796	$—	$173,796	$—
Equity securities	10,668	10,668	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,110	—	—	7,110
Other real estate owned	500	—	—	500

	December 31, 2011	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$133,441	$—	$133,441	$—
Equity securities	6,964	6,964	—	—
FHLB Stock	4,740	—	—	4,740
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,418	—	—	7,418
Other real estate owned	1,445	—	—	1,445

The Company did not have cause to transfer any assets between the fair value measurement levels during the year ended December 31, 2012 or the year ended December 31, 2011. There were no liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2012, or December 31, 2011. There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the year ended December 31, 2012, or the year ended December 31, 2011.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2012 amounted to $3.3 million compared to $2.6 million at December 31, 2011, a net decrease of $759 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying value of OREO at December 31, 2012 was $500 thousand and consisted of 1 property, compared to $1.4 million comprised of 4 properties at December 31, 2011. During 2012, 3 properties that were held in OREO as of December 31, 2011 were sold, and 3 properties were added to OREO, and subsequently sold during the year.  There were $87 thousand of gains realized on the sale of OREO in 2012. There were no gains on OREO sales in 2011.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2012.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,260	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$7,110	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$500	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2012 and December 31, 2011, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Loans held for sale: Loans held for sale are recorded at the lower of aggregate amortized cost or market value. The fair value is based on comparable market prices for loans with similar rates and terms.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2012 and December 31, 2011 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2012 and December 31, 2011.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2012 and December 31, 2011 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	8,557	8,603	—	8,603	—
Loans, net	1,335,401	1,355,893	—	—	1,355,893
Financial liabilities:
Certificates of deposit (including brokered)	231,198	231,687	—	231,687	—
Borrowed funds	26,540	26,553	—	26,553	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

	December 31, 2011		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	5,061	5,061	—	5,061	—
Loans, net	1,222,268	1,230,168	—	—	1,230,168
Financial liabilities:
Certificates of deposit	269,695	270,282	—	270,282	—
Borrowed funds	4,494	4,541	—	4,541	—
Junior subordinated debentures	10,825	11,042	—	—	11,042
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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(17)	Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2012	2011
Assets
Cash	$542	$401
Investment in subsidiaries	149,963	138,150
Other assets	242	97
Total assets	$150,747	$138,648

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	3	5
Total liabilities	11,198	11,200

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,676,477 issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards) and 9,472,748 shares issued and outstanding at December 31, 2011 (including 132,800 shares of unvested participating restricted awards)	97	95
Additional paid-in capital	48,194	45,158
Retained earnings	87,159	78,999
Accumulated other comprehensive income	4,099	3,196
Total stockholders’ equity	$139,549	$127,448

Total liabilities and stockholders’ equity	$150,747	$138,648
Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2012	2011	2010
Equity in undistributed net income of subsidiaries	$10,910	$9,356	$9,095
Dividends distributed by subsidiaries	2,350	3,000	2,900
Total income	13,260	12,356	11,995

Interest expense	1,177	1,177	1,177
Other operating expenses	171	225	168
Total operating expenses	1,348	1,402	1,345

Income before income taxes	11,912	10,954	10,650
Provision for (benefit from) income tax	(463)	10	10

Net income	$12,375	$10,944	$10,640

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$12,375	$10,944	$10,640
Adjustments to reconcile net income to net cash
Equity in undistributed net income of subsidiaries	(10,910)	(9,356)	(9,095)
Payment from subsidiary bank for stock compensation expense	1,253	1,003	936
Changes in:
Other assets	(145)	5	(66)
Other liabilities	(2)	2	(8)
Net cash provided by operating activities	2,571	2,598	2,407

Cash flows from financing activities:
Cash dividends paid	(4,215)	(3,945)	(3,682)
Proceeds from issuance of common stock	1,274	1,254	1,198
Proceeds from exercise of stock options	509	309	5
Tax benefit from exercise of stock options	2	4	—
Net cash used in financing activities	(2,430)	(2,378)	(2,479)

Net increase/(decrease) in cash and cash equivalents	141	220	(72)

Cash and cash equivalents, beginning of year	401	181	253

Cash and cash equivalents, end of year	$542	$401	$181

The Parent Company’s Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(18)	Quarterly Results of Operations (Unaudited)

	2012
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$16,776	$17,087	$17,182	$17,360
Interest expense	1,847	1,676	1,534	1,438
Net interest income	14,929	15,411	15,648	15,922
Provision for loan losses	300	1,050	800	600
Net interest income after provision for loan losses	14,629	14,361	14,848	15,322

Non-interest income	2,927	2,840	2,947	3,225
Net gains on sales of investment securities	47	112	38	39
Non-interest expense	12,818	12,972	13,010	13,812
Income before income taxes	4,785	4,341	4,823	4,774
Provision for income tax	1,612	1,436	1,760	1,540
Net income, as reported	$3,173	$2,905	$3,063	$3,234

Basic earnings per share	$0.33	$0.30	$0.32	$0.34

Diluted earnings per share	$0.33	$0.30	$0.32	$0.33

	2011
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$16,240	$16,490	$16,913	$17,326
Interest expense	2,231	2,220	2,174	2,018
Net interest income	14,009	14,270	14,739	15,308
Provision for loan losses	922	1,192	1,840	1,243
Net interest income after provision for loan losses	13,087	13,078	12,899	14,065

Non-interest income	2,758	2,762	2,724	2,907
Net gains on sales of investment securities	—	261	486	44
Non-interest expense	12,178	12,071	11,848	12,869
Income before income taxes	3,667	4,030	4,261	4,147
Provision for income tax	1,203	1,345	1,324	1,289
Net income, as reported	$2,464	$2,685	$2,937	$2,858

Basic earnings per share	$0.26	$0.29	$0.31	$0.30

Diluted earnings per share	$0.26	$0.28	$0.31	$0.30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Boston, Massachusetts
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Enterprise Bancorp, Inc.:

We have audited Enterprise Bancorp, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements.

Boston, Massachusetts
March 15, 2013

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The Company carried out an evaluation as of the end of the period covered by this report, under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 124 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2012) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 7, 2013, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

Financial Statement Schedules

None (information included in financial statements)

(b)    Exhibits

Exhibit No. and Description

3.1	Restated Articles of Organization of the Company, as amended as of January 13, 2008, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2007, filed March 14, 2008.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 22, 2013.

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

10.15
Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended on May 1, 2012, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-184089) filed September 25, 2012.

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

10.18
Enterprise Bank 2012 Variable Compensation Plan, including information regarding grants to named executive officers, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on March 26, 2012.

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

101
The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

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

ENTERPRISE BANCORP, INC.
Date: March 15, 2013	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 15, 2013
George L. Duncan

/s/ Gino J. Baroni	Director	March 15, 2013
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 15, 2013
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 15, 2013
John R. Clementi

/s/ James F. Conway, III	Director	March 15, 2013
James F. Conway, III

/s/ Carole A. Cowan	Director	March 15, 2013
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 15, 2013
Normand E. Deschene

/s/ Lucy A. Flynn	Director	March 15, 2013
Lucy A. Flynn

/s/ John T. Grady, Jr.	Director	March 15, 2013
John T. Grady, Jr.

/s/ Eric W. Hanson	Director	March 15, 2013
Eric W. Hanson

/s/ John P. Harrington	Director	March 15, 2013
John P. Harrington

/s/ Arnold S. Lerner	Director, Vice Chairman	March 15, 2013
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 15, 2013
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 15, 2013
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 15, 2013
Michael T. Putziger

/s/ Carol L. Reid	Director	March 15, 2013
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 15, 2013
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 15, 2013
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 15, 2013
Michael K. Sullivan