Form 10-Q
period 2013-03-31
ENTERPRISE BANCORP INC /MA/
filed 2013-05-10
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 9,811,370 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$29,873	$38,007
Interest-earning deposits	9,653	12,218
Fed funds sold	1,299	2,510
Total cash and cash equivalents	40,825	52,735
Investment securities at fair value	183,709	184,464
Federal Home Loan Bank Stock	4,008	4,260
Loans held for sale	3,521	8,557
Loans, less allowance for loan losses of $25,016 at March 31, 2013 and $24,254 at December 31, 2012, respectively	1,379,144	1,335,401
Premises and equipment	28,096	27,206
Accrued interest receivable	6,113	5,828
Deferred income taxes, net	12,610	12,548
Bank-owned life insurance	15,559	15,443
Prepaid income taxes	—	174
Prepaid expenses and other assets	14,744	13,454
Goodwill	5,656	5,656
Total assets	$1,693,985	$1,665,726
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,484,668	$1,475,027
Borrowed funds	44,350	26,540
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	10,344	13,182
Income taxes payable	783	—
Accrued interest payable	301	603
Total liabilities	$1,551,271	$1,526,177
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,808,108 issued and outstanding at March 31, 2013 (including 171,688 shares of unvested participating restricted awards) and 9,676,477 shares issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards)	98	97
Additional paid-in-capital	49,103	48,194
Retained earnings	89,475	87,159
Accumulated other comprehensive income	4,038	4,099
Total stockholders’ equity	$142,714	$139,549
Total liabilities and stockholders’ equity	$1,693,985	$1,665,726

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
(Dollars in thousands, except per share data)	2013	2012
Interest and dividend income:
Loans and loans held for sale	$16,373	$15,958
Investment securities	810	799
Other interest-earning assets	10	19
Total interest and dividend income	17,193	16,776
Interest expense:
Deposits	1,034	1,537
Borrowed funds	46	16
Junior subordinated debentures	294	294
Total interest expense	1,374	1,847
Net interest income	15,819	14,929
Provision for loan losses	783	300
Net interest income after provision for loan losses	15,036	14,629
Non-interest income:
Investment advisory fees	1,016	1,021
Deposit and interchange fees	1,108	1,021
Income on bank-owned life insurance, net	116	134
Net gains on sales of investment securities	480	47
Gains on sales of loans	335	240
Other income	584	511
Total non-interest income	3,639	2,974
Non-interest expense:
Salaries and employee benefits	8,048	7,503
Occupancy and equipment expenses	1,571	1,414
Technology and telecommunications expenses	1,153	999
Advertising and public relations expenses	620	789
Deposit insurance premiums	249	277
Audit, legal and other professional fees	414	483
Supplies and postage expenses	237	231
Investment advisory and custodial expenses	126	97
Other operating expenses	1,036	1,025
Total non-interest expense	13,454	12,818
Income before income taxes	5,221	4,785
Provision for income taxes	1,788	1,612
Net income	$3,433	$3,173

Basic earnings per share	$0.35	$0.33
Diluted earnings per share	$0.35	$0.33

Basic weighted average common shares outstanding	9,715,174	9,499,568
Diluted weighted average common shares outstanding	9,790,472	9,568,677

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Net income	$3,433	$3,173
Other comprehensive income, net of taxes:
Gross unrealized holding gains on investments arising during the period	358	504
Income tax expense	(115)	(170)
Net unrealized holding gains, net of tax	243	334
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	480	47
Income tax expense	(176)	(16)
Reclassification adjustment for gains realized, net of tax	304	31

Total other comprehensive (loss) income	(61)	303
Comprehensive income	$3,372	$3,476

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	$97	$48,194	$87,159	$4,099	$139,549
Net income			3,433		3,433
Other comprehensive loss, net				(61)	(61)
Tax benefit from exercise of stock options		1			1
Common stock dividend paid ($0.115 per share)			(1,117)		(1,117)
Common stock issued under dividend reinvestment plan	—	314			314
Stock-based compensation	1	467			468
Stock options exercised, net	—	127			127
Balance at March 31, 2013	$98	$49,103	$89,475	$4,038	$142,714

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$3,433	$3,173
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	783	300
Depreciation and amortization	1,232	1,036
Stock-based compensation expense	339	318
Mortgage loans originated for sale	(12,906)	(12,278)
Proceeds from mortgage loans sold	18,277	13,517
Net gains on sales of loans	(335)	(240)
Net gains on sales of OREO	(101)	(76)
Net gains on sales of investments	(480)	(47)
Income on bank-owned life insurance, net	(116)	(134)
Changes in:
Accrued interest receivable	(285)	123
Prepaid expenses and other assets	1,109	177
Accrued expenses and other liabilities	(1,926)	(2,542)
Accrued interest payable	(302)	(411)
Net cash provided by operating activities	8,722	2,916
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,966	540
Proceeds (purchase) from FHLB capital stock	252	480
Proceeds from maturities, calls and pay-downs of investment securities	5,369	3,600
Purchase of investment securities	(10,034)	(16,928)
Net increase in loans	(44,694)	(3,144)
Additions to premises and equipment, net	(1,868)	(613)
Proceeds from OREO sales and payments	601	626
Net cash used in investing activities	(47,408)	(15,439)
Cash flows from financing activities:
Net increase in deposits	9,641	71,849
Net increase (decrease) in borrowed funds	17,810	(1,625)
Cash dividends paid	(1,117)	(1,044)
Proceeds from issuance of common stock	314	317
Proceeds from the exercise of stock options	127	54
Tax benefit from the exercise of stock options	1	1
Net cash provided by financing activities	26,776	69,552

Net (decrease) increase in cash and cash equivalents	(11,910)	57,029
Cash and cash equivalents at beginning of period	52,735	39,131
Cash and cash equivalents at end of period	$40,825	$96,160

Supplemental financial data:
Cash Paid For: Interest	$1,676	$2,258
Cash Paid For: Income Taxes	821	2,132

Supplemental schedule of non-cash investing activity:
Purchase (sales) of investment securities not yet settled	(2,572)	514
Transfer from loans to other real estate owned	167	400

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the Company’s December 31, 2012 audited consolidated financial statements and notes thereto contained in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  The Company has not changed its reporting policies from those disclosed in its 2012 Annual Report on Form 10-K.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all necessary adjustments consisting of normal recurring accruals for a fair presentation.  All significant intercompany balances and transactions have been eliminated in the accompanying unaudited consolidated interim financial statements. Certain previous year amounts in the unaudited consolidated interim financial statements and accompanying footnotes have been reclassified to conform to the current year’s presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

The consolidated interim financial statements of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

As of March 31, 2013, the Company had 20 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Our Lawrence, MA branch opened in April 2013 and the Company also recently announced plans for a branch in Nashua, NH with an anticipated opening in the fourth quarter of 2013, pending regulatory approval. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

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

Other Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

investments available for sale, which are initially excluded from net income and are later reclassified out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for sale-securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense are included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(2)	Critical Accounting Estimates

As discussed in the Company’s 2012 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company’s consolidated financial statements included in the Company’s 2012 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2012 Annual Report filed on Form 10-K.

In preparing the consolidated financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities as of the balance sheet date and income and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

(3)	Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.  The new amendments require an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under U.S. GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, the adoption in the first quarter of 2013 did not have a material impact on the Company's financial statements. See Note 1, "Organization of Holding Company and Basis of Presentation" contained under the heading "Other Comprehensive Income" for the disclosure of the effects of amounts reclassified out of accumulated other comprehensive income.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, which was subsequently clarified in January 2013 by ASU 2013-01.  The new amended standard was effective for annual periods beginning January 1, 2013, and interim periods within those annual periods.  As this ASU primarily deals with disclosure requirements and the Company has no netting arrangements, the adoption in January 2013 did not have an impact on the Company's financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(4)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$65,179	$399	$—	$65,578
Federal agency mortgage backed securities (MBS) (1)	46,059	877	96	46,840
Municipal securities	53,791	2,812	44	56,559
Corporate bonds	2,941	19	8	2,952
Total fixed income securities	167,970	4,107	148	171,929
Equity investments	9,495	2,292	7	11,780
Total available for sale securities, at fair value	$177,465	$6,399	$155	$183,709

	December 31, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$65,247	$438	$—	$65,685
Federal agency mortgage backed securities (MBS) (1)	48,429	1,287	42	49,674
Municipal securities	53,437	3,103	17	56,523
Corporate bonds	1,905	15	6	1,914
Total fixed income securities	169,018	4,843	65	173,796
Equity investments	9,080	1,622	34	10,668
Total available for sale securities, at fair value	$178,098	$6,465	$99	$184,464
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

Included in the carrying amount of federal agency MBS category were CMOs totaling $22.0 million and $23.6 million at March 31, 2013 and December 31, 2012, respectively.

At March 31, 2013, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 15%) invested in exchange traded funds or individual common stock of entities in the financial services industry.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

the securities are sold. However, if an unrealized loss on an equity security is deemed to be other than temporary prior to a sale, the loss is charged to earnings.

Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.
During the three months ended March 31, 2013 and 2012, the Company did not record any fair value impairment charges on its investments. As of March 31, 2013, there were a total of 24 investments (fixed income and equity) with an unrealized loss position of $155 thousand, with a fair market value of $20.1 million. The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013, because the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity fund or issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing MBS investments, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at March 31, 2013 of total fixed income investments is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$12,494	0.73%	$52,685	0.92%	$—	—%	$—	—%
MBS	—	—%	64	1.56%	12,074	3.00%	33,921	1.80%
Municipal securities	1,322	1.55%	14,602	2.82%	31,125	4.37%	6,742	7.05%
Corporate bonds	—	—%	1,668	1.16%	1,273	2.23%	—	—%
Total fixed income securities	$13,816	0.81%	$69,019	1.33%	$44,472	3.94%	$40,663	2.67%

At fair value:
Total fixed income securities	$13,866		$69,788		$46,652		$41,623

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, primarily in the municipal and federal agency obligations categories of $45.9 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

See Note 12, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and as collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $171.9 million at March 31, 2013.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

(6)	Loans

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Real estate:
Commercial real estate	$745,155	$710,265
Commercial construction	126,393	121,367
Residential mortgages	123,367	120,278
Total real estate	994,915	951,910
Commercial and industrial	331,221	328,579
Home equity	74,406	75,648
Consumer	5,035	4,911
Gross loans	1,405,577	1,361,048
Deferred loan origination fees, net	(1,417)	(1,393)
Total loans	1,404,160	1,359,655
Allowance for loan losses	(25,016)	(24,254)
Net loans	$1,379,144	$1,335,401

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, strong community involvement and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit (see Note 7, "Allowance for Loan Losses," for additional information on the Company's credit risk management).

Loan Categories

- Commercial loans:

Commercial real estate loans include loans secured by both owner-use and non-owner occupied real estate.  These loans are typically secured by a variety of commercial and industrial property types including one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers, or other commercial property and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to twenty-five years.  Variable interest rate loans have a variety of adjustment terms and indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $28.0 million at March 31, 2013 and $28.6 million at December 31, 2012.

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

- Home equity loans and lines of credit:

Home equity term loans are originated for one-to-four family residential properties with maximum original loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan.  Home equity loan payments consist

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

Loans serviced for others

At March 31, 2013 and December 31, 2012, the Company was servicing residential mortgage loans owned by investors amounting to $23.0 million and $22.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $53.4 million and $53.6 million at March 31, 2013 and December 31, 2012, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial real estate	$210,000	$216,080
Residential mortgages	91,502	94,552
Home equity	18,181	18,907
Total loans pledged to FHLB	$319,683	$329,539

(7)	Allowance for Loan Loss

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

Credit Quality Indicators

The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment. The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, impaired loans and the level of Other Real Estate Owned ('"OREO") properties held during the quarter ended March 31, 2013. However, management believes that the credit profile of the portfolio will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	March 31, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$20,435	$—	$—	$724,720	$745,155
Commercial and industrial	5,631	521	—	325,069	331,221
Commercial construction	2,948	—	—	123,445	126,393
Residential	1,399	—	—	121,968	123,367
Home equity	632	—	—	73,774	74,406
Consumer	34	—	—	5,001	5,035
Total gross loans	$31,079	$521	$—	$1,373,977	$1,405,577

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

	December 31, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$21,999	$—	$—	$688,266	$710,265
Commercial and industrial	5,993	1,460	48	321,078	328,579
Commercial construction	2,986	—	—	118,381	121,367
Residential	1,254	—	—	119,024	120,278
Home equity	661	—	—	74,987	75,648
Consumer	34	—	—	4,877	4,911
Total gross loans	$32,927	$1,460	$48	$1,326,613	$1,361,048

The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, partially offset by additional credit downgrades during the period.

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
 The following tables present age analysis of past due loans as of the dates indicated.

Balance at March 31, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$6,090	$—	$12,001	$18,091	$727,064	$745,155
Commercial and industrial	779	845	5,732	7,356	323,865	331,221
Commercial construction	1,715	—	705	2,420	123,973	126,393
Residential	193	—	1,011	1,204	122,163	123,367
Home equity	—	125	413	538	73,868	74,406
Consumer	55	16	2	73	4,962	5,035
Total gross loans	$8,832	$986	$19,864	$29,682	$1,375,895	$1,405,577

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Balance at December 31, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,560	$551	$12,608	$14,719	$695,546	$710,265
Commercial and industrial	472	55	6,993	7,520	321,059	328,579
Commercial construction	—	—	743	743	120,624	121,367
Residential	42	558	862	1,462	118,816	120,278
Home equity	73	9	390	472	75,176	75,648
Consumer	42	11	5	58	4,853	4,911
Total gross loans	$2,189	$1,184	$21,601	$24,974	$1,336,074	$1,361,048

At March 31, 2013 and December 31, 2012, all loans 90 or more days past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $2 thousand and $5 thousand of overdraft deposit account balances 90 days or more past due at March 31, 2013 and December 31, 2012, respectively. Total non-performing loans amounted to $19.9 million at March 31, 2013 and $21.6 million December 31, 2012. Non-accrual loans which were not adversely classified amounted to $1.1 million at March 31, 2013 and $1.2 million at December 31, 2012. These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. Total commercial loans 30-59 days past due increased primarily within the commercial real estate portfolio, with the majority of these loans just 31 days overdue at March 31, 2013.

The ratio of non-accrual loans to total loans amounted to 1.41% at March 31, 2013, 1.59% at December 31, 2012, and 2.08% at March 31, 2012.

At March 31, 2013, additional funding commitments for loans on non-accrual status totaled $623 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company’s discretion.

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

Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $34.5 million and $37.4 million, at March 31, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $15.4 million and $16.6 million at March 31, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $19.1 million and $20.8 million as of March 31, 2013 and December 31, 2012, respectively.  The decrease was primarily due to the changes discussed above under Adversely Classified loans.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at March 31, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$23,543	$21,634	$17,122	$4,512	$1,065
Commercial and industrial	10,381	9,091	4,375	4,716	2,267
Commercial construction	3,004	2,894	991	1,903	717
Residential	850	807	384	423	164
Home equity	110	109	49	60	36
Consumer	13	13	—	13	13
Total	$37,901	$34,548	$22,921	$11,627	$4,262

Balance at December 31, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$24,760	$22,859	$18,735	$4,124	$1,041
Commercial and industrial	12,184	10,831	6,016	4,815	2,186
Commercial construction	3,091	2,932	995	1,937	753
Residential	687	648	390	258	65
Home equity	110	109	—	109	87
Consumer	14	14	—	14	14
Total	$40,846	$37,393	$26,136	$11,257	$4,146

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$22,442	$98	$24,347	$124
Commercial and industrial	9,601	30	10,519	18
Commercial construction	2,898	24	2,037	21
Residential	811	1	687	—
Home equity	139	—	50	1
Consumer	14	—	17	1
Total	$35,905	$153	$37,657	$165

At March 31, 2013, additional funding commitments for impaired loans totaled $623 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

- Troubled Debt Restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest) which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan figures above as of March 31, 2013 and December 31, 2012 were $25.2 million and $26.6 million, respectively.

TDR loans on accrual status amounted to $14.9 million and $16.0 million at March 31, 2013 and December 31, 2012, respectively. TDR loans included in non-performing loans amounted to $10.2 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

There were no new loan modification agreements entered into during the three months ended March 31, 2013 that management deemed necessary to designate as TDR's.

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

	Three months ended March 31, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	2	8
Commercial construction	1	31
Residential	1	123
Home equity	—	—
Consumer	—	—
Total	5	$299

There were no charge-offs associated with TDRs, noted in the table above, during the three months ended March 31, 2013. Included in the table above were two TDR's modified during the previous twelve months which defaulted and were subsequently transferred to OREO during the current period with total post modification outstanding balance of $167 thousand.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the period indicated.

	Three months ended March 31, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	3	118	118
Commercial construction	—	—	—
Residential	1	130	130
Home equity	—	—	—
Consumer	—	—	—
Total	4	$248	$248

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

	Three months ended March 31, 2012
(Dollars in thousands)	Number of TDR's that defaulted	Post-modification outstanding recorded investment
Commercial real estate	4	$2,327
Commercial and industrial	8	573
Commercial construction	—	—
Residential	1	132
Home Equity	—	—
Consumer	—	—
Total	13	$3,032

There were no charge-offs associated with TDRs noted in the tables above during the three months ended March 31, 2012.  At March 31, 2012, specific reserves allocated to the TDRs entered into during the 2012 period amounted to $23 thousand, as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing new 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $1 thousand for the three months ended March 31, 2012.

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

The carrying value of OREO at March 31, 2013 was $167 thousand and consisted of 2 properties, compared to $500 thousand comprised of 1 property at December 31, 2012. During the first quarter of 2013, 1 property that was held in OREO as of December 31, 2012 was sold, and 2 properties were added to OREO. There was $101 thousand of gains realized on the sale of OREO in 2013. There were $76 thousand gains on OREO sales during the quarter ended March 31, 2012.

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s most recent Annual Report on Form 10-K.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 5 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2012 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $25.0 million at March 31, 2013 compared to $24.3 million at December 31, 2012. The allowance for loan losses to total loans ratio was 1.78% at both March 31, 2013 and December 31, 2012 compared to 1.81% at March 31, 2012. During the fourth quarter of 2012, the Company purchased $26.4 million in residential mortgage loans. These purchased loans are booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2013.

Changes in the allowance for loan losses by segment for the three months ended March 31, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	566	221	30	(7)	(33)	6	783
Recoveries	—	10	—	128	21	3	162
Less: Charge offs	—	132	—	—	44	7	183
Ending Balance at March 31, 2013	$12,359	$7,396	$3,486	$975	$672	$128	$25,016
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$1,065	$2,267	$717	$164	$36	$13	$4,262
Allotted to loans collectively evaluated for impairment	11,294	5,129	2,769	811	636	115	$20,754

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Changes in the allowance for loan losses by segment for the three months ended March 31, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2011	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	(257)	325	281	(168)	148	(29)	300
Recoveries	—	46	2	—	1	1	50
Less: Charge offs	—	797	100	—	—	6	903
Ending Balance at March 31, 2012	$10,598	$7,142	$3,196	$827	$764	$80	$22,607
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$841	$2,118	$561	$125	$50	$16	$3,711
Allotted to loans collectively evaluated for impairment	9,757	5,024	2,635	702	714	64	$18,896

The balances of loans as of March 31, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$21,634	$723,521	$745,155
Commercial and industrial	9,091	322,130	331,221
Commercial construction	2,894	123,499	126,393
Residential	807	122,560	123,367
Home equity	109	74,297	74,406
Consumer	13	5,022	5,035
Deferred Fees	—	(1,417)	(1,417)
Total loans	$34,548	$1,369,612	$1,404,160

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The balances of loans as of December 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$22,859	$687,406	$710,265
Commercial and industrial	10,831	317,748	328,579
Commercial construction	2,932	118,435	121,367
Residential	648	119,630	120,278
Home equity	109	75,539	75,648
Consumer	14	4,897	4,911
Deferred Fees	—	(1,393)	(1,393)
Total loans	$37,393	$1,322,262	$1,359,655

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

Total net periodic benefit cost, which was comprised of interest cost only, was $33 thousand for the three months ended March 31, 2013, respectively, compared to $38 thousand for the three months ended March 31, 2012, respectively.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2013 and March 31, 2012, respectively. The Company anticipates accruing an additional $100 thousand to the plan during the remainder of 2013.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with an endorsement split-dollar life insurance arrangement that provides a benefit to an employee that extends to postretirement periods.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the post retirement benefits associated with this arrangement.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Service Cost	$—	$2
Interest Cost	18	17
Net periodic post retirement benefit cost	$18	$19

(9)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $339 thousand for the three months ended March 31, 2013, respectively, compared to $318 thousand for the three months ended March 31, 2012, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $67 thousand for the three months ended March 31, 2013, respectively, compared to $60 thousand for the three months ended March 31, 2012, respectively.

There were a total of 44,175 and 67,750 stock option awards granted to employees during the three months ended March 31, 2013 and 2012, respectively. Options granted in 2013 will vest 50% in year two and 50% in year four, on the anniversary date of the award. Options granted in 2012 generally vest equally over four years, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. The 2013 options expire in ten years and the 2012 options expire seven years from the date of grant.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2013 and 2012.

	Three months ended March 31,
	2013	2012
Options granted	44,175	67,750
Average assumptions used in the model:
Expected volatility	48%	50%
Expected dividend yield	2.99%	2.88%
Expected life in years	7.0	5.5
Risk-free interest rate	1.29%	1.38%
Market price on date of grant	$16.43	$16.25
Per share weighted average fair value	$6.56	$6.33
Fair value as a percentage of market value at grant date	40%	39%

Refer to Note 12 “Stock-Based Compensation Plans” in the Company’s 2012 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $217 thousand for the three months ended March 31, 2013, respectively, compared to $205 thousand for the three months ended March 31, 2012, respectively.

During the three months ended March 31, 2013, the Company granted 78,806 shares of common stock in the form of restricted stock awards. The awards were comprised of 24,925 shares awarded to employees generally vesting over four years in equal portions beginning on or about the first anniversary date of the award, 47,735 shares awarded to certain individuals that are performance based awards which vest upon Enterprise achieving certain predefined performance objectives and 6,146 shares awarded to directors vesting over two years in equal portions beginning on or about the first anniversary date of the award. The weighted average grant date fair value of the restricted stock awarded was $16.43 per share, the market value of the common stock on the grant dates.

During the three months ended March 31, 2012, the Company granted 71,176 shares of common stock in the form of restricted stock awards comprised of 61,960 shares awarded to employees, generally vesting over four years, 3,000 shares awarded to an executive officer vesting immediately and 6,216 shares awarded to directors vesting over two years.  The weighted average grant date fair value of the restricted stock awarded was $16.25 per share, which reflects the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $55 thousand for the three months ended

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

March 31, 2013, respectively, compared to $53 thousand for the three months ended March 31, 2012, respectively. In January 2013, directors were issued 12,592 shares of common stock in lieu of cash fees related to the 2012 annual directors’ stock-based compensation expense of $184 thousand and a market value price of $14.63 per share, the market value of the common stock on the measurement date, January 3, 2012.

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

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, primarily due to the impact of tax exempt interest from certain investment securities, loans and bank owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2013.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2006 through 2012 tax years.

(11)	Earnings per share

Basic earnings per share are calculated by dividing net income by the weighted average number of common shares outstanding (including participating securities) during the year.  The Company's only participating securities are unvested restricted stock awards that contain non-forfeitable rights to dividends. Diluted earnings per share reflects the effect on weighted average shares outstanding of the number of additional shares outstanding if dilutive stock options were converted into common stock using the treasury stock method.

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended March 31,
	2013	2012
Basic weighted average common shares outstanding	9,715,174	9,499,568
Dilutive shares	75,298	69,109
Diluted weighted average common shares outstanding	9,790,472	9,568,677

For the three months ended March 31, 2013, there were an additional 6,000 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$171,929	$—	$171,929	$—
Equity securities	11,780	11,780	—	—
FHLB Stock	4,008	—	—	4,008
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,291	—	—	7,291
Other real estate owned	167	—	—	167

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$173,796	$—	$173,796	$—
Equity securities	10,668	10,668	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,110	—	—	7,110
Other real estate owned	500	—	—	500

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2013 or the year ended December 31, 2012. There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2013 or December 31, 2012. There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the three months ended March 31, 2013, or the year ended December 31, 2012.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, and corporate bonds as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

hierarchy.” The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2013 amounted to $2.8 million compared to $3.3 million at December 31, 2012, a net decrease of $503 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at March 31, 2013 and December 31, 2012 consisted of two and one property, respectively, at the end of each period. Two properties were added and one property was sold during 2013; net gains realized on the sale of the OREO properties were $101 thousand.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2013.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,008	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$7,291	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$167	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at March 31, 2013 and December 31, 2012 were deemed immaterial.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At March 31, 2013 and December 31, 2012, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2013 and December 31, 2012 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2013 and December 31, 2012.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2013 and December 31, 2012 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$3,521	$3,521	$—	$3,521	—
Loans, net	$1,379,144	$1,405,409	$—	$—	1,405,409
Financial liabilities:
Certificates of deposit	226,465	226,819	—	226,819	—
Borrowed funds	44,350	44,353	—	44,353	—
Junior subordinated debentures	10,825	12,575	—	—	12,575

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$8,557	$8,603	$—	$8,603	—
Loans, net	$1,335,401	$1,355,893	$—	$—	$1,355,893
Financial liabilities:
Certificates of deposit	231,198	231,687	—	231,687	—
Borrowed funds	26,540	26,553	—	26,553	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

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

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise,” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2012 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company’s 2012 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2012 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act") and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; (xii) changes to the regulatory capital requirements mandated under the proposed rulemaking pursuant to Basel III; and (xiii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2012 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2013 amounted to $3.4 million, representing an increase of $260 thousand, or 8%, compared to the same three month period in 2012. Diluted earnings per share were $0.35 for the three months ended March 31, 2013, an increase of $0.02, or 6%, compared to the same period in the prior year.

Loans outstanding have increased by $44.5 million, or 3%, since December 31, 2012, which represents a rate of 13% on an annualized basis. Total assets amounted to $1.69 billion, which represented an increase of $28.3 million, or 2%, since December 31, 2012.

Strategically, our focus remains on organic growth and market expansion, while continually planning for our future. We will continue to focus on investments in technology, our communities, and our family of Enterprise employees. Our 21st branch in Lawrence, MA opened in April 2013 and our recently announced 22nd branch in Nashua, NH is planned to open in the fourth quarter of 2013.

Composition of Earnings

The Company's growth contributed to increases in net interest income, the provision for loan losses and the level of operating expenses for the quarter ended March 31, 2013 compared to the same 2012 period. In the three months ended March 31, 2013, non-interest income also increased primarily as a result of gains on securities sales.

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

Net interest income for the three months ended March 31, 2013 amounted to $15.8 million, an increase of $890 thousand, or 6%, compared to the same period in 2012. This increase in net interest income was due primarily to revenue generated from loan growth, partially offset by a decrease in margin. Quarterly average loan balances (including loans held for sale) increased $138.6 million for the three months ended March 31, 2013, compared to the same period in 2012. Net interest margin was 4.16% for the quarter ended March 31, 2013, compared to 4.36% for the quarter ended March 31, 2012. Margin was 4.21% for the quarter ended December 31, 2012. Consistent with the industry, the margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.

The provision for loan losses amounted to $783 thousand for the three months ended March 31, 2013, compared to $300 thousand for the same period in 2012. The increase in the provision is primarily due to loan growth during the first quarter of 2013, partially offset by modest credit stabilization within the loan portfolio compared to the 2012 period. In making the provision to the allowance for loan losses, management takes into consideration the level of loan growth, adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the three months ended March 31, 2013, was $44.5 million, compared to $1.9 million during the same period in 2012. The balance of the allowance for loan losses allocated to impaired loans amounted to $4.3 million at March 31, 2013, compared to $3.7 million at March 31, 2012. Total non-performing assets as a percentage of total assets were 1.18% at March 31, 2013, compared to 1.74% at March 31, 2012. For the three months ended March 31, 2013, the Company recorded net charge-offs of $21 thousand. For the three months ended March 31, 2012, net charge-offs were $853 thousand. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.78% at both March 31, 2013 and December 31, 2012.

 For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2013 amounted to $3.6 million, an increase of $665 thousand, or 22%, compared to the first quarter of 2012. The increase over the 2012 quarter was primarily due to increases in gains on securities sales, gains on loan sales, and deposit and interchange fees.

Non-interest expense for the three months ended March 31, 2013 amounted to $13.5 million, an increase of $636 thousand, or 5%, compared to the same period in the prior year. Increased expenses related to salaries and benefits and technology over the comparable year were primarily due to the Company's strategic growth initiatives, including branch expansion. Occupancy expenses increased over the prior year primarily as a result of branch growth and investments in maintaining our facilities. Partially offsetting these increases were reductions in the costs of advertising and public relations compared to the 2012 quarter, due to the timing of advertising initiatives and corporate community events.

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

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $183.7 million at March 31, 2013, representing 11% of total assets at both March 31, 2013 and December 31, 2012.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, primarily high quality commercial loans.  Total loans increased $44.5 million, or 3%, since December 31, 2012, primarily in commercial real estate and commercial construction loans, and amounted to $1.40 billion, or 83% of total assets, at March 31, 2013. Total commercial loans amounted to $1.20 billion, or 86% of gross loans, which was relatively consistent with the composition at December 31, 2012.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (comprised of demand deposit accounts, interest and business checking accounts and traditional savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (comprised of money market accounts, commercial tiered rate or "investment savings" accounts and term certificates of deposit) and wholesale funding (brokered deposits and borrowed funds).

At March 31, 2013, deposits amounted to $1.48 billion, an increase of $9.6 million, or 1%, from December 31, 2012 balances. This increase since December 31, 2012 was primarily due to increases in savings and money market account balances of $17.1 million, or 3%, specifically business money market and municipal savings accounts, partially offset by decreases of $4.7 million in CDs and $2.8 million in checking account balances. The Company had $3.0 million in brokered deposits at both March 31, 2013 and December 31, 2012.

Wholesale funding amounted to $47.4 million at March 31, 2013, compared to $29.6 million at December 31, 2012.  The increase in wholesale funding, which is in FHLB borrowings, primarily resulted from loan growth exceeding deposit growth in the quarter.

Opportunities and Risks

The Company’s ability to achieve its long-term growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place.

While the current economic environment continues to present significant challenges for all companies, management believes that it has also created opportunities for growth and customer acquisition. Notwithstanding the competition discussed below, management believes that customers continue to migrate from larger, national and regional banks to local, stable community banks, choosing to do business with local professional bankers who can offer them the flexibility, responsiveness and personalized service that a community bank such as Enterprise provides.

Enterprise faces robust competition to attract and retain customers.  National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank payment channels, and internet based banks.  Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings and delivery channels targeted to customer needs. In addition, Enterprise carefully plans deposit expansion through new branch development in neighboring markets. In April 2013, Enterprise opened its most recent branch in Lawrence, MA and another office in Nashua, NH is scheduled to open by the end of the year.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, branch expansion and ongoing improvements and renovations of existing customer branches and operations facilities.  The recent industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who compliment the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise.

Although the national economy appears to have reached a level of stabilization as compared to recent years, the outlook for meaningful economic growth in the near term remains uncertain. Additionally, any deterioration of the current economic environment could weaken the local New England economy, and have adverse repercussions on local industries leading to increased unemployment and foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

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

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or fundamental deterioration of credit quality of the individual security, fund or issuer, which could possibly result in the recognition of additional other-than-temporary-impairment (“OTTI”) charges in the future.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. At March 31, 2013, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

For information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2013, and the recently released notices of proposed rulemaking see the section entitled “Capital Resources” contained in this Item 2 below.

The FDIC insures the deposits of federally insured banks, such as the Bank, up to the maximum amount provided by law. The amount of FDIC assessments paid by the Bank is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. The FDIC retains the ability to impose additional special assessments or implement future changes to the assessment rate, payment schedules or as they deem necessary to preserve the insurance reserve fund.
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

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and will take effect over several years, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau would apply to all banks and thrifts, and may increase the Company's compliance and operational costs in the future.

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

The Company’s Business Continuity Plan consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period.  The plan addresses issues and concerns regarding the loss of personnel, loss of information and/or loss of access to information under various scenarios including the following: the inability of staff or customers to travel to or to access bank offices, the serious threat of widespread public health or safety concerns, and the physical destruction or damage of facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary off-site data center provides the Company more control and auxiliary network processing capabilities.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met.

In addition to the risks discussed above, numerous other factors that could adversely affect the Company’s reputation, its future results of operations and financial condition are addressed in Item 1A, “Risk Factors,” included in the Company’s 2012 Annual Report on Form 10-K.  This Opportunities and Risks discussion should be read in conjunction with Item 1A of the 2012 Annual Report.

Financial Condition

Total assets increased $28.3 million, or 2%, since December 31, 2012, to $1.69 billion at March 31, 2013.  The balance sheet composition and changes since December 31, 2012 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. As of March 31, 2013, cash and cash equivalents amounted to 2% of total assets, compared to 3% of total assets, at December 31, 2012. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

At March 31, 2013, the carrying value of the investment portfolio amounted to $183.7 million, which is relatively flat compared to December 31, 2012.

The following table summarizes investments at the dates indicated:

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$65,578	35.7%	$65,685	35.6%	$47,358	30.7%
Federal agency mortgage backed securities (MBS)(1)	46,840	25.5%	49,674	26.9%	44,963	29.2%
Municipal securities	56,559	30.8%	56,523	30.7%	51,873	33.7%
Corporate bonds	2,952	1.6%	1,914	1.0%	—	—%
Certificates of deposits (2)	—	—%	—	—%	1,547	1.0%
Total fixed income securities	171,929	93.6%	173,796	94.2%	145,741	94.6%
Equity investments	11,780	6.4%	10,668	5.8%	8,344	5.4%
Total available for sale investments at fair value	$183,709	100.0%	$184,464	100.0%	$154,085	100.0%
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

Included in the federal agency MBS categories above were CMOs totaling $22.0 million, $23.6 million, and $20.3 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

During the three months ended March 31, 2013, the total principal pay downs, calls and maturities amounted to $5.4 million.  In addition, during the period, the Company purchased $10.0 million in securities, and sold investment securities with an amortized cost of approximately $5.5 million realizing gains on sales of $480 thousand.

Net unrealized gains on the investment portfolio amounted to $6.2 million at March 31, 2013 compared to $6.4 million at December 31, 2012 and $5.4 million at March 31, 2012.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 4, “Investment Securities,” and Note 12, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gain and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.0 million at March 31, 2013, compared to $4.3 million at December 31, 2012 and March 31, 2012. See Note 5, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 83% of total assets as of March 31, 2013, compared to 82% at December 31, 2012.  Total loans increased $44.5 million, or 3%, compared to December 31, 2012, and $156.8 million, or 13%, since March 31, 2012.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$745,155	53.0%	$710,265	52.2%	$644,387	51.6%
Commercial and industrial	331,221	23.6%	328,579	24.1%	317,196	25.4%
Commercial construction	126,393	9.0%	121,367	8.9%	121,678	9.8%
Total commercial loans	1,202,769	85.6%	1,160,211	85.2%	1,083,261	86.8%
Residential mortgages	123,367	8.8%	120,278	8.8%	85,433	6.8%
Home equity loans and lines	74,406	5.3%	75,648	5.6%	76,475	6.1%
Consumer	5,035	0.3%	4,911	0.4%	3,507	0.3%
Total retail loans	202,808	14.4%	200,837	14.8%	165,415	13.2%

Gross loans	1,405,577	100.0%	1,361,048	100.0%	1,248,676	100.0%
Deferred fees, net	(1,417)		(1,393)		(1,357)
Total loans	1,404,160		1,359,655		1,247,319
Allowance for loan losses	(25,016)		(24,254)		(22,607)
Net loans	$1,379,144		$1,335,401		$1,224,712

Commercial real estate loans increased $34.9 million, or 5%, as of March 31, 2013, compared to December 31, 2012, and increased 16% compared to March 31, 2012.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $2.6 million, or 1%, since December 31, 2012, and increased 4% as compared to March 31, 2012.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $5.0 million, or 4%, since December 31, 2012, and increased 4% as compared to March 31, 2012. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $2.0 million, or 1%, since December 31, 2012 and increased by $37.4 million, or 23%, since March 31, 2012.  The increase since the prior year was primarily within the residential mortgage portfolio, partially offset by a decrease in home equity loans and lines. In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans amounting to $26.4 million.

At March 31, 2013, commercial loan balances participated out to various banks amounted to $53.4 million, compared to $53.6 million at December 31, 2012, and $44.7 million at March 31, 2012.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $28.0 million, $28.6 million and $32.1 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

See Note 6, “Loans,” to the Company’s unaudited consolidated financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

Credit Risk

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries.  As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through sound under writing practices and the credit risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Loans on which the accrual of interest has been discontinued are designated as non-performing or non-accrual loans. Accrual of interest on loans is generally discontinued when a loan becomes contractually past due, with respect to interest or principal, by 90 days, or when reasonable doubt exists as to the full and timely collection of interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when payments are brought current and have remained current for a period of 180 days or when, in the judgment of management, the collectability of both principal and interest is reasonably assured.  Interest payments received on loans in a non-accrual status are generally applied to principal on the books of the Company.

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

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as Other Real Estate Owned ("OREO"). When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value are charged to non-interest expense.

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

Asset Quality

At March 31, 2013, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $31.6 million, compared to $34.4 million at December 31, 2012.  The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $12.8 million at March 31, 2013 and $14.0 million at December 31, 2012.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $18.8 million and $20.4 million at March 31, 2013 and December 31, 2012, respectively.  Non-accrual loans which were not adversely classified amounted to $1.1 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Commercial real estate	$12,001	$12,608	$15,231
Commercial and industrial	5,732	6,993	8,882
Commercial construction	705	743	409
Residential	1,011	862	843
Home equity	413	390	528
Consumer	—	—	3
Total non-accrual loans	19,862	21,596	25,896
Overdrafts > 90 days past due	2	5	—
Total non-performing loans	19,864	21,601	25,896
Other real estate owned (“OREO”)	167	500	1,295
Total non-performing assets	$20,031	$22,101	$27,191
Total Loans	$1,404,160	$1,359,655	$1,247,319
Accruing TDR loans not included above	$14,940	$16,039	$12,078
Delinquent loans 60-89 day past due	$986	$1,184	$3,355
Non-performing loans to total loans	1.41%	1.59%	2.08%
Non-performing assets to total assets	1.18%	1.33%	1.74%
Loans 60-89 days past due to total loans	0.07%	0.09%	0.27%
Adversely classified loans to total loans	2.25%	2.53%	2.93%
Allowance for loan losses	$25,016	$24,254	$22,607
Allowance for loan losses: Non-performing loans	125.94%	112.28%	87.30%
Allowance for loan losses: Total loans	1.78%	1.78%	1.81%

Total impaired loans amounted to $34.5 million and $37.4 million at March 31, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $15.4 million and $16.6 million at March 31, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $19.1 million and $20.8 million as of March 31, 2013 and December 31, 2012, respectively.  The overall decrease in impaired loans was primarily due to paydowns on several commercial relationships and upgraded commercial loans, partially offset by additional credit downgrade during the period.

In management’s opinion the majority of impaired loan balances at March 31, 2013 and December 31, 2011 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at March 31, 2013, impaired loans totaling $22.9 million required no specific reserves and impaired loans totaling $11.6 million required specific reserve allocations of $4.3 million.  At December 31, 2012, impaired loans totaling $26.1 million required no specific reserves and impaired loans totaling $11.3 million required specific reserve allocations of $4.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2013 and December 31, 2012 were $25.2 million and $26.6 million, respectively.  TDR loans on accrual status amounted to $14.9 million and $16.0 million at March 31, 2013 and December 31, 2012, respectively. TDR loans included in non-performing loans amounted to $10.2 million and $10.5 million at March 31, 2013 and December 31, 2012, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at March 31, 2013 was $167 thousand and consisted of two properties; two properties were added and one property was sold during the 2013 period; there were $101 thousand in net gains realized on the sale of this OREO property.  The carry value of OREO at December 31, 2012 and March 31, 2012 was $500 thousand and $1.3 million respectively. During the three months ended March 31, 2012, one property was sold; there were gains of $76 thousand on the OREO sale.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2012 periods, as indicated by the improving statistics related to migration of adversely classified, non-accrual and impaired loans and the level of OREO properties held as of March 31, 2013. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience as well as the qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

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

The allowance for loan losses to total loans ratio was 1.78% at both March 31, 2013 and December 31, 2012.  Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2013.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2013	2012
Balance at beginning of year	$24,254	$23,160

Provision charged to operations	783	300

Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	10	46
Commercial construction	—	2
Residential	128	—
Home equity	21	1
Consumer	3	1
Total recoveries	162	50
Charged-off loans
Commercial real estate	—	—
Commercial and industrial	132	797
Commercial construction	—	100
Residential	—	—
Home equity	44	—
Consumer	7	6
Total Charged off	183	903

Net loans charged-off	(21)	(853)
Ending Balance	$25,016	$22,607
Annualized net loans charged-off: Average loans outstanding	0.01%	0.28%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk,""Asset Quality” and “Allowance for Loan Losses” contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s 2012 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$382,000	25.7%	$386,643	26.2%	$313,097	22.3%
Interest bearing checking	212,451	14.3%	210,564	14.3%	168,236	12.0%
Total checking	594,451	40.0%	597,207	40.5%	481,333	34.3%

Savings	162,816	11.0%	154,680	10.5%	156,225	11.1%
Money markets	500,936	33.7%	491,942	33.3%	501,063	35.6%
Total savings/money markets	663,752	44.7%	646,622	43.8%	657,288	46.7%

Certificates of deposit	223,433	15.1%	228,166	15.5%	266,386	19.0%
Total non-brokered deposits	$1,481,636	99.8%	$1,471,995	99.8%	$1,405,007	100.0%

Brokered Deposits	3,032	0.2%	3,032	0.2%	—	—%
Total deposits	$1,484,668	100.0%	$1,475,027	100.0%	$1,405,007	100.0%

Total deposits increased $9.6 million, or 1%, compared to December 31, 2012, and increased $79.7 million, or 6%, since March 31, 2012. This increase since December 31, 2012 was primarily due to increases in savings and money market account balances of $17.1 million, or 3%, specifically business money market and municipal savings accounts, partially offset by a decrease of $4.7 million in CDs and $2.8 million in checking account balances.

From time to time, management utilizes both brokered deposits and borrowed funds (as discussed below) as cost effective wholesale funding sources to support continued loan growth. The brokered deposit balance at March 31, 2013 and December 31, 2012 represents CD balances from participation in a nationwide deposit network.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $44.4 million at March 31, 2013, compared to $26.5 million at December 31, 2012 and $2.9 million March 31, 2012, respectively.

The increase in borrowed funds since December 31, 2012 and March 31, 2012 has been primarily in overnight advances to fund the Bank's loan growth in excess of deposit growth.

At March 31, 2013, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $185.7 million and capacity to borrow from the FRB Discount window of approximately $53.6 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at March 31, 2013, December 31, 2012 and March 31, 2012, respectively, in addition to the borrowed funds noted above.

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

The Company’s primary wholesale funding source includes borrowing capacity at the FHLB. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window. From time to time, management may also utilize brokered deposits or sell securities under agreements to repurchase ("repurchase agreements") as cost effective alternative wholesale funding sources to support continued loan growth. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks in increments that are covered by FDIC insurance, or term deposits brokered from large money center banks.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2013, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.  To be categorized as "well capitalized," the Company and the Bank must maintain minimum Total Capital and Tier 1 Capital ratios of 10% and 6% respectively, and, in the case of the Bank, to qualify as “well capitalized,” it must also maintain a leverage capital ratio (Tier 1 capital to average assets) of at least 5%.

The Company’s actual capital amounts and ratios are presented as of March 31, 2013 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$161,763	11.41%	$113,370	8.00%	$141,712	10.00%
Tier 1 Capital (to risk weighted assets)	$142,930	10.09%	$56,685	4.00%	$85,027	6.00%
Tier 1 Capital (to average assets)	$142,930	8.67%	$65,964	4.00%	$82,455	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $314 thousand of the $1.1 million in cash dividends paid through March 31, 2013, into 18,804 shares of the Company’s common stock.

As previously announced on April 16, 2013, the Company declared a quarterly dividend of $0.115 per share to be paid on June 3, 2013 to shareholders of record as of May 13, 2013. The quarterly dividend represents a 4.5% increase over the 2012 dividend rate.

On June 7, 2012, the U.S. banking agencies requested comment on three proposed rules that, taken together, would establish an integrated regulatory capital framework implementing the Basel III regulatory capital reforms in the United States. As proposed, the U.S. implementation of Basel III would lead to significantly higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place. If adopted as proposed, these new capital requirements would be phased in over time. Additionally, the U.S. implementation of Basel III proposes that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period. The comment period on these regulatory capital proposals ended on October 22, 2012 and the proposals could change significantly before finalization. U.S. banking agencies have delayed implementation of the proposed rules as they continue weighing views expressed during the comment period. The potential ultimate impact of the U.S. implementation of the proposed new capital and liquidity standards on the Company and the Bank is currently being reviewed. At this point we cannot determine the ultimate effect that any final regulations, if enacted, would have upon our earnings or financial position. In addition, important questions remain as to how the numerous capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Investment advisory and management services	$496,659	$480,216	$441,755
Brokerage and management services	115,000	108,679	119,958
Total investment advisory assets	611,659	588,895	561,713
Commercial sweep accounts	3,289	3,460	5,876
Investment assets under management	$614,948	$592,355	$567,589

Investment assets under management increased $22.6 million, or 4%, since December 31, 2012 and $47.4 million, or 8%, since March 31, 2012.  The increase since December 31, 2012 is attributable primarily to asset growth from market value appreciation. Since March 31, 2012, the increase is attributable to asset growth from both new business and market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.39 billion at March 31, 2013, $2.33 billion at December 31, 2012, and $2.20 billion at March 31, 2012. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Unless otherwise indicated, the reported results are for the three months ended March 31, 2013 with the “comparable period,” “prior year” and “prior period” being the three months ended March 31, 2012. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2013 net income amounted to $3.4 million compared to $3.2 million for the same period in 2012, an increase of $260 thousand, or 8%.  Diluted earnings per common share were $0.35 for the three months ended March 31, 2013 compared to $0.33 for the comparable 2012 period, an increase of 6%.

The Company's growth contributed to increases in net interest income, the provision for loan losses and the level of operating expenses for the quarter ended March 31, 2013 compared to the same 2012 period. In the three months ended March 31, 2013, non-interest income also increased primarily as a result of gains on securities sales.

Net Interest Income

The Company’s net interest income for the three months ended March 31, 2013 was $15.8 million compared to $14.9 million for the three months ended March 31, 2012, an increase of $890 thousand, or 6%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin. Interest earning asset yields declined 36 basis points compared to the prior year, while the cost of funding declined by 18 basis points over the same period.

Net Interest Margin

The Company’s margin was 4.16% for the three months ended March 31, 2013, compared to 4.36% in the comparable 2012 period.  Consistent with the industry, the margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$415	$1,796	$(1,098)	$(283)
Investment Securities	11	306	(206)	(89)
Other Interest Earning Assets (1)	(9)	(9)	—	—
Total investment income	2	297	(206)	(89)
Total interest earnings assets	417	2,093	(1,304)	(372)

Interest Expense
Int chkg, savings and money market	(206)	81	(247)	(40)
Certificates of deposit	(305)	(114)	(218)	27
Brokered COD's	8	—	—	8
Total Certificates of Deposit	(297)	(114)	(218)	35
Borrowed funds	30	163	(12)	(121)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(473)	130	(477)	(126)
Change in net interest income	$890	$1,963	$(827)	$(246)
_________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2013 and 2012.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2013			Three months ended March 31, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,382,138	$16,373	4.85%	$1,243,553	$15,958	5.22%
Investments (3)	178,641	810	2.37%	137,410	799	2.97%
Other Interest Earning Assets(4)	17,759	10	0.23%	33,155	19	0.23%
Total interest earnings assets	1,578,538	17,193	4.52%	1,414,118	16,776	4.88%
Other assets	86,836			84,529
Total assets	$1,665,374			$1,498,647

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$846,730	599	0.29%	$768,649	805	0.42%
Certificates of deposit	225,766	427	0.77%	267,943	732	1.10%
Brokered certificates of deposit	3,032	8	1.02%	—	—	—%
Borrowed funds	47,557	46	0.39%	4,319	16	1.53%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,133,910	1,374	0.49%	1,051,736	1,847	0.71%

Net interest rate spread			4.03%			4.17%
Demand deposits	378,192	—		307,127	—
Total deposits, borrowed funds and debentures	1,512,102	1,374	0.37%	1,358,863	1,847	0.55%
Other liabilities	12,275			10,653
Total liabilities	1,524,377			1,369,516
Stockholders’ equity	140,997			129,131
Total liabilities and stockholders’ equity	$1,665,374			$1,498,647
Net interest income		$15,819			$14,929
Net interest margin (tax equivalent)			4.16%			4.36%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $417 thousand and $398 thousand for the periods ended March 31, 2013 and March 31, 2012 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Other interest earning assets includes interest-earning assets, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $17.2 million for the three months ended March 31, 2013, an increase of $417 thousand, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $164.4 million, or 12%, in the average balance of interest earning assets, partially offset by a 36 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $16.4 million, an increase of $415 thousand, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $138.6 million, or 11%, compared to the prior period, while the average yield on loans and loans held for sale declined 37 basis points since the same period and amounted to 4.85% for the three months ended March 31, 2013.

Total investment income amounted to $820 thousand for the three months ended March 31, 2013, which is relatively flat compared to the prior period.  Total investment income was impacted by an increase in investment security purchases, which increased average investment securities by $41.2 million, or 30%, offset by the decline in rates. The 60 basis point decrease in the average yield on investment securities, as investments that were purchased had lower yields than investments that were sold, matured, or were called during the period, was partially offset by the impact of a $15.4 million decrease in the average balance of lower yielding other interest earning assets.

Interest Expense

For the three months ended March 31, 2013, total interest expense amounted to $1.4 million, a decrease of $473 thousand, or 26%, compared to the prior period.  The decrease resulted primarily from an 18 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by increases in interest-bearing non-term deposits and FHLB borrowings.

Interest expense on interest checking, savings and money market accounts amounted to $599 thousand for the three months ended March 31, 2013, a decrease of $206 thousand, or 26%, over the same period in the prior year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 13 basis points to 0.29%, while the average balances increased $78.1 million, or 10%, compared to the prior period.

Interest expense on CDs (brokered and non-brokered) decreased $297 thousand, or 41%, compared to the prior period and amounted to $435 thousand for the three months ended March 31, 2013.  The decrease was primarily due to a decline in rates and repricing of term non-brokered CDs, which decreased 33 basis points over the comparable period. Additionally, the decline in the average balance of total CDs, which decreased $39.1 million, or 15%, compared to the previous period in 2012 also contributed to the decrease in the expense. The Company had $3.0 million in average brokered CD balances for the three months ended March 31, 2013. The Company did not have any brokered CD balances in the three months ended March 31, 2012.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $46 thousand, an increase of $30 thousand compared to the same period last year.  The increase was primarily attributed to the increase in average balances of approximately $43.2 million.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended March 31, 2013 and March 31, 2012.

For the three months ended March 31, 2013, the average balance of non-interest bearing demand deposits, increased $71.1 million, or 23%, as compared to the same period in 2012.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 26% and 23% of total average deposit balances for the three months ended March 31, 2013 and 2012, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $783 thousand for the three months ended March 31, 2013, an increase of $483 thousand compared to the same period last year.  The provision made to the allowance for loan losses takes into consideration the level of loan growth, adversely classified and non-performing loans, specific reserves for impaired loans, net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2013 amounted to $3.6 million, an increase of $665 thousand, or 22%, as compared to the three months ended March 31, 2012.  The significant changes are discussed below.

•	Net gains on security sales for the three months ended March 31, 2013 increased $433 thousand compared to the prior year. Investment sales are typically driven by market or strategic opportunities.

•
Net gain on loan sales increased $95 thousand, or 40%, for the three months ended March 31, 2013 when compared to the same period in 2012, and primarily resulted from the increased volume of residential loan production originated during the fourth quarter of 2012 that subsequently was sold in the first quarter of 2013.

•
Deposit and interchange fees increased $87 thousand, or 9%. Deposit and interchange fees primarily includes fees received on customer deposit accounts, ATM interchange income and the cost of our deposit rewards program.

•	The increase in other income of $73 thousand, or 14%, is primarily due to increases in insurance commissions, loan fees and net gains on OREO sales, partially offset by a decrease in rental income.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 amounted to $13.5 million, an increase of $636 thousand, or 5%, compared to the same period in 2012.  The significant changes are discussed below.

•
Salaries and employee benefits increased $545 thousand, or 7%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives.

•	Occupancy and equipment expenses increased $157 thousand, or 11%, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $154 thousand, or 15%, primarily as a result of investments to support our strategic growth, improve our service capabilities, and enhance business continuity and network infrastructure.

•	Advertising and public relations decreased $169 thousand, or 21%, due to the timing of advertising initiatives and corporate community events.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

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

Net interest margin in 2013 continues to trend downward as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  At March 31, 2013, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2013) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2013.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2013.

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

101
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purpose of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Exchange Act and otherwise are not subjected to liability under these sections.)

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 10, 2013	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)