Form 10-Q
period 2013-06-30
ENTERPRISE BANCORP INC /MA/
filed 2013-08-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 9,943,786 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$40,795	$38,007
Interest-earning deposits	6,878	12,218
Fed funds sold	4,055	2,510
Total cash and cash equivalents	51,728	52,735
Investment securities at fair value	190,459	184,464
Federal Home Loan Bank Stock	4,324	4,260
Loans held for sale	3,917	8,557
Loans, less allowance for loan losses of $25,671 at June 30, 2013 and $24,254 at December 31, 2012, respectively	1,421,675	1,335,401
Premises and equipment	28,602	27,206
Accrued interest receivable	6,092	5,828
Deferred income taxes, net	13,771	12,548
Bank-owned life insurance	15,678	15,443
Prepaid income taxes	1,387	174
Prepaid expenses and other assets	10,047	13,454
Goodwill	5,656	5,656
Total assets	$1,753,336	$1,665,726
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,579,293	$1,475,027
Borrowed funds	1,880	26,540
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	16,766	13,182
Accrued interest payable	579	603
Total liabilities	$1,609,343	$1,526,177
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,872,735 issued and outstanding at June 30, 2013 (including 171,481 shares of unvested participating restricted awards) and 9,676,477 shares issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards)	99	97
Additional paid-in-capital	50,479	48,194
Retained earnings	91,427	87,159
Accumulated other comprehensive income	1,988	4,099
Total stockholders’ equity	$143,993	$139,549
Total liabilities and stockholders’ equity	$1,753,336	$1,665,726

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest and dividend income:
Loans and loans held for sale	$16,653	$16,228	$33,026	$32,186
Investment securities	794	835	1,604	1,634
Other interest-earning assets	11	24	21	43
Total interest and dividend income	17,458	17,087	34,651	33,863
Interest expense:
Deposits	996	1,368	2,030	2,905
Borrowed funds	40	13	86	29
Junior subordinated debentures	295	295	589	589
Total interest expense	1,331	1,676	2,705	3,523
Net interest income	16,127	15,411	31,946	30,340
Provision for loan losses	534	1,050	1,317	1,350
Net interest income after provision for loan losses	15,593	14,361	30,629	28,990
Non-interest income:
Investment advisory fees	1,045	934	2,061	1,955
Deposit and interchange fees	1,181	1,107	2,289	2,128
Income on bank-owned life insurance, net	119	128	235	262
Net gains on sales of investment securities	468	112	948	159
Gains on sales of loans	222	218	557	458
Other income	518	453	1,102	964
Total non-interest income	3,553	2,952	7,192	5,926
Non-interest expense:
Salaries and employee benefits	8,651	7,841	16,699	15,344
Occupancy and equipment expenses	1,488	1,430	3,059	2,844
Technology and telecommunications expenses	1,203	1,077	2,356	2,076
Advertising and public relations expenses	946	497	1,566	1,286
Audit, legal and other professional fees	411	487	825	970
Deposit insurance premiums	284	283	533	560
Supplies and postage expenses	250	196	487	427
Investment advisory and custodial expenses	134	112	260	209
Other operating expenses	1,094	1,049	2,130	2,074
Total non-interest expense	14,461	12,972	27,915	25,790
Income before income taxes	4,685	4,341	9,906	9,126
Provision for income taxes	1,606	1,436	3,394	3,048
Net income	$3,079	$2,905	$6,512	$6,078

Basic earnings per share	$0.31	$0.30	$0.67	$0.64
Diluted earnings per share	$0.31	$0.30	$0.66	$0.63

Basic weighted average common shares outstanding	9,825,335	9,588,420	9,770,559	9,543,994
Diluted weighted average common shares outstanding	9,889,639	9,655,728	9,840,016	9,612,187

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$3,079	$2,905	$6,512	$6,078
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	(2,744)	312	(2,386)	816
Income tax benefit (expense)	999	(117)	884	(287)
Net unrealized holding (losses) gains, net of tax	(1,745)	195	(1,502)	529
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	468	112	948	159
Income tax expense	(163)	(40)	(339)	(56)
Reclassification adjustment for gains realized, net of tax	305	72	609	103

Total other comprehensive (loss) income	(2,050)	123	(2,111)	426
Comprehensive income	$1,029	$3,028	$4,401	$6,504

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	$97	$48,194	$87,159	$4,099	$139,549
Net income			6,512		6,512
Other comprehensive loss, net				(2,111)	(2,111)
Tax benefit from exercise of stock options		7			7
Common stock dividend paid ($0.23 per share)			(2,244)		(2,244)
Common stock issued under dividend reinvestment plan	—	630			630
Stock-based compensation	1	933			934
Stock options exercised, net	1	715			716
Balance at June 30, 2013	$99	$50,479	$91,427	$1,988	$143,993

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$6,512	$6,078
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,317	1,350
Depreciation and amortization	2,458	2,133
Stock-based compensation expense	859	652
Mortgage loans originated for sale	(25,274)	(21,388)
Proceeds from mortgage loans sold	30,471	24,644
Net gains on sales of loans	(557)	(458)
Net gains on sales of OREO	(121)	(45)
Net gains on sales of investments	(948)	(159)
Income on bank-owned life insurance, net	(235)	(262)
Changes in:
Accrued interest receivable	(264)	191
Prepaid expenses and other assets	1,802	683
Accrued expenses and other liabilities	(1,319)	1,391
Accrued interest payable	(24)	(169)
Net cash provided by operating activities	14,677	14,641
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	7,361	2,921
Net proceeds (purchase) from FHLB capital stock	(64)	480
Proceeds from maturities, calls and pay-downs of investment securities	8,040	9,689
Purchase of investment securities	(19,297)	(36,874)
Net increase in loans	(87,759)	(46,522)
Additions to premises and equipment, net	(3,332)	(962)
Proceeds from OREO sales and payments	652	885
Net cash used in investing activities	(94,399)	(70,383)
Cash flows from financing activities:
Net increase in deposits	104,266	120,454
Net decrease in borrowed funds	(24,660)	(1,625)
Cash dividends paid	(2,244)	(2,098)
Proceeds from issuance of common stock	630	635
Proceeds from the exercise of stock options	716	100
Tax benefit from the exercise of stock options	7	1
Net cash provided by financing activities	78,715	117,467

Net (decrease) increase in cash and cash equivalents	(1,007)	61,725
Cash and cash equivalents at beginning of period	52,735	39,131
Cash and cash equivalents at end of period	$51,728	$100,856

Supplemental financial data:
Cash Paid For: Interest	$2,729	$3,692
Cash Paid For: Income Taxes	4,583	4,134

Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	4,978	—
Transfer from loans to other real estate owned	167	400
Capital expenditures incurred not yet paid	—	74

See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated financial statements and these notes should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto contained in the 2012 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2013.  The Company has not changed its reporting policies from those disclosed in its 2012 Annual Report on Form 10-K.

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

The Company's consolidated unaudited interim financial statements include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale. Pursuant to Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

The Company has 21 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. The Company is currently constructing a branch office in Nashua, NH with an anticipated opening in the fourth quarter of 2013. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, and insurance services.  The services offered through the Bank and subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified out of Accumulated Other Comprehensive Income.  The new amendments require an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, the adoption in the first quarter of 2013 did not have a material impact on the Company's financial statements. See Note 1, "Organization of Holding Company and Basis of Presentation," for the disclosure of the effects of amounts reclassified out of accumulated other comprehensive income.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(4)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$65,111	$191	$50	$65,252
Federal agency mortgage backed securities (MBS) (1)	52,563	570	976	52,157
Municipal securities	56,222	1,847	391	57,678
Corporate bonds	3,786	4	54	3,736
Certificates of deposit	858	—	3	855
Total fixed income securities	178,540	2,612	1,474	179,678
Equity investments	8,886	2,020	125	10,781
Total available for sale securities, at fair value	$187,426	$4,632	$1,599	$190,459

	December 31, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$65,247	$438	$—	$65,685
Federal agency mortgage backed securities (MBS) (1)	48,429	1,287	42	49,674
Municipal securities	53,437	3,103	17	56,523
Corporate bonds	1,905	15	6	1,914
Total fixed income securities	169,018	4,843	65	173,796
Equity investments	9,080	1,622	34	10,668
Total available for sale securities, at fair value	$178,098	$6,465	$99	$184,464

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $20.6 million and $23.6 million at June 30, 2013 and December 31, 2012, respectively.

Certificates of Deposit (CDs) represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market. The Company utilizes these CDs as an alternative investment option to holding short-term excess cash in lower yielding overnight deposit accounts. These securities have maturities of less than a year and the market value approximates the carrying value.

At June 30, 2013, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 17%) invested in exchange traded funds or individual common stock of entities in the financial services industry.

The net unrealized gain or loss in the Company's fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall, the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity, or if the issuer is credit impaired. Unrealized gains or losses will be recognized in the statements of

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

income if the securities are sold. However, if an unrealized loss on the fixed income portfolio is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income. Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the six months ended June 30, 2013 and 2012, the Company did not record any fair value impairment charges on its investments. As of June 30, 2013, there were a total of 64 investments (fixed income and equity, excluding CDs), with a fair market value of $71.6 million, in an unrealized loss position totaling $1.6 million. The Company attributes these unrealized losses to increases in current market yields since the date the underlying securities were purchased and does not consider these investments to be other-than-temporarily impaired at June 30, 2013, because the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity fund or issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing MBS investments and Federal Agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. At June 30, 2013 the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The small portion of the portfolio invested in short-term CDs was also in an unrealized loss position at June 30, 2013 due to market rates. The unrealized loss was not considered to be material and the securities are expected to be settled at par value at maturity.

The contractual maturity distribution at June 30, 2013 of total fixed income investments, excluding CDs which mature in less than one year, is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$15,502	0.76%	$49,609	0.92%	$—	—%	$—	—%
MBS	—	—%	49	1.54%	11,150	3.00%	41,364	1.80%
Municipal securities	2,226	2.53%	15,250	2.83%	31,841	4.32%	6,905	6.78%
Corporate bonds	—	—%	2,389	1.87%	1,397	2.47%	—	—%
Total fixed income securities	$17,728	0.98%	$67,297	1.39%	$44,388	3.93%	$48,269	2.51%

At fair value:
Total fixed income securities	$17,794		$67,696		$45,488		$47,845

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $46.0 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

See Note 12, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and as collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $173.8 million at June 30, 2013.

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

(6)	Loans

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Real estate:
Commercial real estate	$785,994	$710,265
Commercial construction	116,348	121,367
Residential mortgages	122,704	120,278
Total real estate	1,025,046	951,910
Commercial and industrial	343,509	328,579
Home equity	74,639	75,648
Consumer	5,649	4,911
Gross loans	1,448,843	1,361,048
Deferred loan origination fees, net	(1,497)	(1,393)
Total loans	1,447,346	1,359,655
Allowance for loan losses	(25,671)	(24,254)
Net loans	$1,421,675	$1,335,401

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $35.5 million at June 30, 2013 and $28.6 million at December 31, 2012.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

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

Loans serviced for others

At June 30, 2013 and December 31, 2012, the Company was servicing residential mortgage loans owned by investors amounting to $21.5 million and $22.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $53.9 million and $53.6 million at June 30, 2013 and December 31, 2012, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial real estate	$205,210	$216,080
Residential mortgages	88,836	94,552
Home equity	18,009	18,907
Total loans pledged to FHLB	$312,055	$329,539

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

(7)	Allowance for Loan Loss

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

Credit Quality Indicators

The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions, the overall banking environment, and the Company's underwriting, and credit risk management standards. The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, impaired loans and the level of Other Real Estate Owned ('"OREO") properties held during the quarter ended June 30, 2013. However, management believes that the credit profile of the portfolio will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	June 30, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$15,253	$—	$—	$770,741	$785,994
Commercial and industrial	6,012	500	—	336,997	343,509
Commercial construction	3,685	—	—	112,663	116,348
Residential	1,380	—	—	121,324	122,704
Home equity	696	—	—	73,943	74,639
Consumer	40	—	—	5,609	5,649
Total gross loans	$27,066	$500	$—	$1,421,277	$1,448,843

	December 31, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$21,999	$—	$—	$688,266	$710,265
Commercial and industrial	5,993	1,460	48	321,078	328,579
Commercial construction	2,986	—	—	118,381	121,367
Residential	1,254	—	—	119,024	120,278
Home equity	661	—	—	74,987	75,648
Consumer	34	—	—	4,877	4,911
Total gross loans	$32,927	$1,460	$48	$1,326,613	$1,361,048

The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, in particular one larger commercial real estate relationship of approximately $6.0 million classified as accruing/impaired/Troubled Debt Restructure (or "TDR") at December 31, 2012 which was upgraded during the period, due to the borrower’s improved financial condition and sustained performance over time, partially offset by additional credit downgrades during the period.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at June 30, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,921	$183	$12,645	$14,749	$771,245	$785,994
Commercial and industrial	449	34	5,997	6,480	337,029	343,509
Commercial construction	727	—	1,442	2,169	114,179	116,348
Residential	1,500	—	995	2,495	120,209	122,704
Home equity	85	—	477	562	74,077	74,639
Consumer	10	9	14	33	5,616	5,649
Total gross loans	$4,692	$226	$21,570	$26,488	$1,422,355	$1,448,843

Balance at December 31, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,560	$551	$12,608	$14,719	$695,546	$710,265
Commercial and industrial	472	55	6,993	7,520	321,059	328,579
Commercial construction	—	—	743	743	120,624	121,367
Residential	42	558	862	1,462	118,816	120,278
Home equity	73	9	390	472	75,176	75,648
Consumer	42	11	5	58	4,853	4,911
Total gross loans	$2,189	$1,184	$21,601	$24,974	$1,336,074	$1,361,048

At June 30, 2013 and December 31, 2012, all loans 90 or more days past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $8 thousand and $5 thousand of overdraft deposit account balances 90 days or more past due at June 30, 2013 and December 31, 2012, respectively. Total non-performing loans amounted to $21.6 million at both June 30, 2013 and December 31, 2012. Non-accrual loans which were not adversely classified amounted to $1.1 million at June 30, 2013 and $1.2 million at December 31, 2012. These balances primarily represented the guaranteed portions of non-performing Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due occurred primarily within the residential portfolio, due to a single large balance mortgage which was subsequently brought current, and in the commercial real estate and construction portfolios, with the majority of these loans just 30 days overdue at June 30, 2013.

The ratio of non-accrual loans to total loans amounted to 1.49% at June 30, 2013, 1.59% at December 31, 2012, and 1.93% at June 30, 2012.

At June 30, 2013, additional funding commitments for loans on non-accrual status totaled $592 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company’s discretion.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Impaired loans include loans that have been modified in a troubled debt restructuring (see below).  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

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

Total impaired loans amounted to $29.3 million and $37.4 million, at June 30, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $8.6 million and $16.6 million at June 30, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $20.7 million and $20.8 million as of June 30, 2013 and December 31, 2012, respectively.  The decrease was primarily due to the changes discussed above under the heading "Adversely Classified Loans."

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at June 30, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$18,212	$16,245	$11,873	$4,372	$915
Commercial and industrial	10,534	9,235	4,293	4,942	2,302
Commercial construction	3,034	2,916	986	1,930	739
Residential	846	799	377	422	163
Home equity	110	109	—	109	36
Consumer	19	19	—	19	19
Total	$32,755	$29,323	$17,529	$11,794	$4,174

Balance at December 31, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$24,760	$22,859	$18,735	$4,124	$1,041
Commercial and industrial	12,184	10,831	6,016	4,815	2,186
Commercial construction	3,091	2,932	995	1,937	753
Residential	687	648	390	258	65
Home equity	110	109	—	109	87
Consumer	14	14	—	14	14
Total	$40,846	$37,393	$26,136	$11,257	$4,146

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$17,868	$51	$24,378	$186
Commercial and industrial	9,252	24	9,806	68
Commercial construction	2,906	9	2,092	(4)
Residential	804	3	722	5
Home equity	109	—	50	(1)
Consumer	19	—	17	—
Total	$30,958	$87	$37,065	$254

The following table presents the average recorded investment in impaired loans and the related interest recognized during the six month periods indicated.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$20,155	$149	$24,281	$310
Commercial and industrial	9,427	54	10,213	86
Commercial construction	2,902	33	2,054	17
Residential	807	4	698	5
Home equity	124	—	50	—
Consumer	16	—	17	1
Total	$33,431	$240	$37,313	$419

At June 30, 2013, additional funding commitments for impaired loans totaled $592 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above as of June 30, 2013 and December 31, 2012 were $18.9 million and $26.6 million, respectively.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

TDR loans on accrual status amounted to $8.1 million and $16.0 million at June 30, 2013 and December 31, 2012, respectively. During the current quarter, an accruing TDR commercial real estate relationship of approximately $6.0 million was upgraded and removed from impaired/TDR status, due to the borrower’s improved financial condition and sustained performance over time. TDR loans included in non-performing loans amounted to $10.8 million and $10.5 million at June 30, 2013 and December 31, 2012, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

Troubled debt restructure agreements entered into during the three month period ended June 30, 2013

Three months ended June 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	100	62
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$100	$62

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

Three months ended June 30, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	—	—
Commercial construction	2	715
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	2	$715

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the six month period ended June 30, 2013.

Six months ended June 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	100	62
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$100	$62

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

	Six months ended June 30, 2013
(Dollars in thousands)	Number of TDR’s that defaulted	Post-modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	—	—
Commercial construction	3	746
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	4	$883

There were $38 thousand in charge-offs associated with the TDRs, noted in the table above, during the six months ended June 30, 2013. Included in the table above were two TDR's modified during the previous twelve months which defaulted and were subsequently transferred to OREO during the current period with a total post modification outstanding balance of $167 thousand. At June 30, 2013, specific reserves allocated to the TDRs entered into during the 2013 period amounted to $1 thousand, as management considered it likely the principal would ultimately be collected.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Troubled debt restructure agreements entered into during the three month period ended June 30, 2012.

Three months ended June 30, 2012
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

Three months ended June 30, 2012
(Dollars in thousands)	Number of TDR's that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	12
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$12

Troubled debt restructure agreements entered into during six month the period ended June 30, 2012.

	Six months ended June 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	5	126	123
Commercial construction	—	—	—
Residential	1	130	128
Home equity	—	—	—
Consumer	—	—	—
Total	6	$256	$251

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

	Six months ended June 30, 2012
(Dollars in thousands)	Number of TDR's that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	17
Commercial construction	—	—
Residential	1	128
Home Equity	—	—
Consumer	—	—
Total	4	$145

There were no charge-offs associated with the TDRs noted in the tables above during the six months ended June 30, 2012.  At June 30, 2012, specific reserves allocated to the TDRs entered into during the 2012 period amounted to $31 thousand, as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing new 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $3 thousand for the six months ended June 30, 2012.

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

The carrying value of OREO at June 30, 2013 was $136 thousand and consisted of 1 property, compared to $500 thousand comprised of 1 property at December 31, 2012. During the six months ended June 30, 2013, 2 properties were sold, 1 of which was held at December 31, 2012, and 2 properties were added to OREO. There was $121 thousand of gains realized on the sale of OREO in 2013. There were $45 thousand gains on OREO sales during the six months ended June 30, 2012.

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

During the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a June 30, 2013 carrying value of $17.2 million. These purchased loans are initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

The allowance for loan losses amounted to $25.7 million at June 30, 2013 compared to $24.3 million at December 31, 2012. The allowance for loan losses to total loans ratio was 1.77% at June 30, 2013 and 1.78% at December 31, 2012 compared to 1.79% at June 30, 2012.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2013.

Changes in the allowance for loan losses by segment for the three months ended June 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2013	$12,359	$7,396	$3,486	$975	$672	$128	$25,016
Provision	614	207	(382)	58	10	27	534
Recoveries	61	31	50	—	—	3	145
Less: Charge offs	14	1	—	—	—	9	24
Ending Balance at June 30, 2013	$13,020	$7,633	$3,154	$1,033	$682	$149	$25,671

Changes in the allowance for loan losses by segment for the six months ended June 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	1,180	428	(352)	51	(23)	33	1,317
Recoveries	61	41	50	128	21	6	307
Less: Charge offs	14	133	—	—	44	16	207
Ending Balance at June 30, 2013	$13,020	$7,633	$3,154	$1,033	$682	$149	$25,671
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$915	$2,302	$739	$163	$36	$19	$4,174
Allotted to loans collectively evaluated for impairment	$12,105	$5,331	$2,415	$870	$646	$130	$21,497

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Changes in the allowance for loan losses by segment for the three months ended June 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2012	$10,598	$7,142	$3,196	$827	$764	$80	$22,607
Provision	622	185	133	129	(43)	24	1,050
Recoveries	—	146	—	—	—	2	148
Less: Charge offs	223	268	—	182	—	6	679
Ending Balance at June 30, 2012	$10,997	$7,205	$3,329	$774	$721	$100	$23,126

Changes in the allowance for loan losses by segment for the six months ended June 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2011	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	365	510	414	(39)	105	(5)	1,350
Recoveries	—	192	2	—	1	3	198
Less: Charge offs	223	1,065	100	182	—	12	1,582
Ending Balance at June 30, 2012	$10,997	$7,205	$3,329	$774	$721	$100	$23,126
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$819	$2,001	$670	$27	$50	$16	$3,583
Allotted to loans collectively evaluated for impairment	$10,178	$5,204	$2,659	$747	$671	$84	$19,543

The balances of loans as of June 30, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$16,245	$769,749	$785,994
Commercial and industrial	9,235	334,274	343,509
Commercial construction	2,916	113,432	116,348
Residential	799	121,905	122,704
Home equity	109	74,530	74,639
Consumer	19	5,630	5,649
Deferred Fees	—	(1,497)	(1,497)
Total loans	$29,323	$1,418,023	$1,447,346

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The balances of loans as of December 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$22,859	$687,406	$710,265
Commercial and industrial	10,831	317,748	328,579
Commercial construction	2,932	118,435	121,367
Residential	648	119,630	120,278
Home equity	109	75,539	75,648
Consumer	14	4,897	4,911
Deferred Fees	—	(1,393)	(1,393)
Total loans	$37,393	$1,322,262	$1,359,655

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

Total net periodic benefit cost, which was comprised of interest cost only, was $34 thousand for the three months ended June 30, 2013 compared to $38 thousand for the three months ended June 30, 2012, and $67 thousand for the six months ended June 30, 2013 compared to $76 thousand for the six months ended June 30, 2012.

Benefits paid amounted to $69 thousand and $138 thousand for both the three and six months ended June 30, 2013 and June 30, 2012, respectively. The Company anticipates accruing an additional $67 thousand to the plan during the remainder of 2013.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Service Cost	$1	$1	$1	$3
Interest Cost	17	17	35	34
Net periodic post retirement benefit cost	$18	$18	$36	$37

(9)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $520 thousand and $859 thousand for the three and six months ended June 30, 2013, respectively, compared to $334 thousand and $652 thousand for the three and six months ended June 30, 2012, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $202 thousand and $269 thousand for the three and six months ended June 30, 2013, respectively, compared to $65 thousand and $125 thousand for the three and six months ended June 30, 2012, respectively.

There were a total of 44,175 and 67,750 stock option awards granted to employees during the six months ended June 30, 2013 and 2012, respectively. Options granted in 2013 will vest 50% in year two and 50% in year four, on the anniversary date of the award. Options granted in 2012 generally vest equally over four years, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. The 2013 options expire ten years from the date of grant and the 2012 options expire seven years from the date of grant.

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

	Six months ended June 30,
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

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $264 thousand and $481 thousand for the three and six months ended June 30, 2013, respectively, compared to $211 thousand and $416 thousand for the three and six months ended June 30, 2012, respectively.

During the six months ended June 30, 2013, the Company granted 78,806 shares of common stock in the form of restricted stock awards. The awards were comprised of 24,925 shares awarded to employees generally vesting over four years in equal portions beginning on or about the first anniversary date of the award, 47,735 shares awarded to certain individuals that are performance based awards which vest upon Enterprise achieving certain predefined performance objectives and 6,146 shares awarded to directors vesting over two years in equal portions beginning on or about the first anniversary date of the award. The weighted average grant date fair value of the restricted stock awarded was $16.43 per share, the market value of the common stock on the grant dates.

During the six months ended June 30, 2012, the Company granted 71,376 shares of common stock in the form of restricted stock awards comprised of 62,160 shares awarded to employees, generally vesting over four years, 3,000 shares awarded to an executive officer vesting immediately and 6,216 shares awarded to directors vesting over two years.  The weighted average grant date fair value of the restricted stock awarded was $16.25 per share, which reflects the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to Directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board committee meetings amounted to $54 thousand and $109 thousand for the

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

three and six months ended June 30, 2013, respectively, compared to $58 thousand and $111 thousand for the three and six months ended June 30, 2012, respectively. In January 2013, directors were issued 12,592 shares of common stock in lieu of cash fees related to the 2012 annual directors’ stock-based compensation expense of $184 thousand and a market value price of $14.63 per share, the market value of the common stock on the opt-in measurement date, January 3, 2012.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2013.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2006 through 2012 tax years.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	9,825,335	9,588,420	9,770,559	9,543,994
Dilutive shares	64,304	67,308	69,457	68,193
Diluted weighted average common shares outstanding	9,889,639	9,655,728	9,840,016	9,612,187

For the six months ended June 30, 2013, there were an additional 6,000 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$179,678	$—	$179,678	$—
Equity securities	10,781	10,781	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,540	—	—	7,540
Other real estate owned	136	—	—	136

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$173,796	$—	$173,796	$—
Equity securities	10,668	10,668	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,110	—	—	7,110
Other real estate owned	500	—	—	500

The Company did not have cause to transfer any assets between the fair value measurement levels during the six months ended June 30, 2013 or the year ended December 31, 2012. There were no liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2013 or December 31, 2012. There were no gains or losses due to changes in fair value, recorded in earnings for level 3 assets for the six months ended June 30, 2013, or the year ended December 31, 2012.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, corporate bonds and certificates of deposits as held at those dates. Certificates of deposit are investment securities issued by financial institutions. They are subject to FDIC insurance and trade in the open market. The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at June 30, 2013 amounted to $2.7 million compared to $3.3 million at December 31, 2012, a net decrease of $592 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at both June 30, 2013 and December 31, 2012 consisted of one property, respectively, at the end of each period. Two properties were added and two properties were sold during 2013; net gains realized on the sale of the OREO properties were $121 thousand.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2013.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,324	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$7,540	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$136	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at June 30, 2013 and December 31, 2012 were deemed immaterial.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At June 30, 2013 and December 31, 2012, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2013 and December 31, 2012 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2013 and December 31, 2012.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2013 and December 31, 2012 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements (continued)

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$3,917	$3,917	$—	$3,917	—
Loans, net	$1,421,675	$1,450,436	$—	$—	1,450,436
Financial liabilities:
Certificates of deposit (including brokered)	268,162	266,740	—	266,740	—
Borrowed funds	1,880	1,883	—	1,883	—
Junior subordinated debentures	10,825	11,592	—	—	11,592

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$8,557	$8,603	$—	$8,603	—
Loans, net	$1,335,401	$1,355,893	$—	$—	$1,355,893
Financial liabilities:
Certificates of deposit (including brokered)	231,198	231,687	—	231,687	—
Borrowed funds	26,540	26,553	—	26,553	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The forward-looking statements in this report are based on information available to the Company as of the date of this report and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; (xii) changes to the regulatory capital requirements mandated under rulemaking pursuant to Basel III; and (xiii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2012 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

The Company continued to focus on organic growth and market expansion while management remains committed to strategic investments in technology, our communities, and our family of Enterprise employees. We continue to plan for the Company's future by strengthening our franchise in Massachusetts and Southern New Hampshire. Our 21st branch office opened in April 2013 in Lawrence, MA, and our Nashua, NH office is scheduled to open in the fourth quarter of 2013.

Through the first six months of 2013, total assets increased $87.6 million, or 5.3%, compared to December 31, 2012, amounting to $1.75 billion at June 30, 2013. Loans outstanding and deposits, excluding brokered deposits, have increased $87.7 million, or 6.4%, and $54.8 million, or 3.7%, respectively, in the first six months of 2013. On an annualized basis, total assets and loans have grown 11% and 13%, respectively, in 2013. Average deposits, excluding brokered deposits, for the first six months of 2013 have increased 6% compared to the same period in 2012.

Net income for the three months ended June 30, 2013 amounted to $3.1 million, representing an increase of $174 thousand, or 6%, compared to the same three month period in 2012. Diluted earnings per share were $0.31 for the three months ended June 30, 2013, an increase of $0.01, or 3%, compared to the same period in the prior year. Net income for the six months ended June 30, 2013 amounted to $6.5 million, representing an increase of $434 thousand, or 7%, compared to the same six month period in 2012. Diluted earnings per share were $0.66 for the six months ended June 30, 2013, an increase of $0.03, or 5%, compared to the same period in the prior year.

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  The Company reports net interest margin on a tax equivalent basis ("margin"). Consistent with the industry and ongoing market conditions, during the first six months of 2013, the Company's margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. The Company's success in growing the commercial loan portfolio and its low cost deposit base has helped to offset the impact of this margin compression.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the current year compared to the same period in 2012. Non-interest income also increased as a result of higher gains on securities sales in the current year. Additionally, the quarter ended June 30, 2013 benefited from a lower loan loss provision compared to the same period in 2012, partially offset by the costs of our signature "Celebration of Excellence" community recognition event held in May 2013.

Composition of Earnings

Net interest income for the three months ended June 30, 2013 amounted to $16.1 million, an increase of $716 thousand, or 5%, compared to the same period in 2012. Net interest income for the six months ended June 30, 2013 amounted to $31.9 million, an increase of $1.6 million, or 5%, compared to the same period in 2012. This increase in net interest income was due primarily to revenue generated from loan growth, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $162.3 million and $150.6 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Net interest margin was 4.08% for the quarter ended June 30, 2013, compared to 4.31% for the quarter ended June 30, 2012. Margin was 4.16% for the quarter ended March 31, 2013. Year-to-date margins were 4.12% and 4.33% for the six months ended June 30, 2013 and 2012, respectively.

The provision for loan losses amounted to $534 thousand for the three months ended June 30, 2013, compared to $1.1 million for the same period in 2012. For the six months ended June 30, 2013 and 2012, the provision for loan losses amounted to $1.3 million and $1.4 million, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth, and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the six months ended June 30, 2013, was $87.7 million, compared to $44.7 million during the same period in 2012. The balance of the allowance for loan losses allocated to impaired loans amounted to $4.2 million at June 30, 2013, compared to $3.6 million at June 30, 2012. Total non-performing assets as a percentage of total assets were 1.24% at June 30, 2013, compared to 1.61% at June 30, 2012. For the six months ended June 30, 2013, the Company recorded net recoveries of $100 thousand. For the six months ended June 30, 2012, net charge-offs were $1.4 million. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.77% at June 30, 2013, 1.78% at December 31, 2012 and 1.79% at June 30, 2012.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three and six months ended June 30, 2013 amounted to $3.6 million and $7.2 million, respectively, increases of $601 thousand, or 20%, and $1.3 million, or 21%, respectively, compared to the same periods in 2012. The increases over the 2012 periods were primarily due to increases in gains on securities sales, deposit and interchange fees and investment advisory fee income. The year-to-date increase also benefited from gains on loan sales.

Non-interest expense for the three months ended June 30, 2013 amounted to $14.5 million, an increase of $1.5 million, or 11%, compared to the second quarter of 2012. For the six months ended June 30, 2013, non-interest expense amounted to $27.9 million, an increase of $2.1 million, or 8%, compared to the same period in the prior year. Increased expenses related to salaries and benefits, occupancy and technology over the comparable periods in the prior year were primarily due to the Company's strategic growth initiatives, including branch expansion. Advertising increased over the prior year periods primarily due to the timing of corporate community events. Partially offsetting these increases were reductions in legal and other professional costs.

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

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $190.5 million at June 30, 2013, and comprised 11% of total assets at both June 30, 2013 and December 31, 2012.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, primarily high quality commercial loans.  Total loans increased $87.7 million, or 6%, since December 31, 2012, primarily in commercial real estate, and amounted to $1.45 billion, or 83% of total assets, at June 30, 2013. Total commercial loans amounted to $1.25 billion, or 86% of gross loans, which was relatively consistent with the composition at December 31, 2012.

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

At June 30, 2013, deposits, excluding brokered deposits, amounted to $1.53 billion, an increase of $54.8 million, or 4%, from December 31, 2012 balances. This increase since December 31, 2012 was primarily due to increases in checking account balances of $34.5 million, or 6%, and savings and money market account balances of $32.8 million, or 5%, partially offset by a decrease of $12.5 million in CD balances.

Wholesale funding amounted to $54.4 million at June 30, 2013, compared to $29.6 million at December 31, 2012.  The increase in wholesale funding primarily resulted from loan growth exceeding deposit growth in the quarter. Wholesale funding included FHLB advances of $1.9 million and $26.5 million at June 30, 2013 and December 31, 2012, respectively, and brokered deposits of $52.5 million and $3.0 million at June 30, 2013 and December 31, 2012, respectively. As part of the Company's asset-liability management strategy to protect against rising rates, wholesale funding balances were shifted from overnight FHLB borrowings to brokered CDs with an average life of approximately five years.

Opportunities and Risks

The Company’s ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place and its ability to strengthen its competitive position by capitalizing on market opportunities created by the current challenging banking landscape.

Enterprise faces robust competition to retain and attract customers within existing and neighboring geographic markets.  National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and non-bank payment channels.  Advances in, and the increased use of technology, such as internet and mobile banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

Management believes the Company's community service culture, business model, full range of diversified financial products and services, and state-of-the-art delivery channels position the Company to be a leading provider of banking and investment advisory and wealth management services in its growing market area. The Company has differentiated itself by building a solid reputation within the local market for delivering consistently superior customer service and taking an active role in support of the communities we serve. The Company's banking professionals have developed in-depth knowledge of our markets and are committed to upholding the Company’s core values, including significant community involvement, which has led to a strong referral network with local business and community leaders.

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development in neighboring markets. The Company has opened three branch offices in the past 18 months, and another office in Nashua, NH is scheduled to open by the end of the year, our fifth southern NH location. The Company believes that each of these offices is strategically located to complement existing locations while expanding the Company's geographic market footprint. This branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and wealth management and insurance services.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which has served to provide quality asset growth over varying economic cycles during the Company’s twenty-four year history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, branch expansion and ongoing improvements and renovations of existing branches and operations facilities.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected return on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged stagnation or deterioration of the current economic environment could weaken the local New England economy and have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance.  In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

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

In addition, a sustained low interest rate environment caused by the current economic cycle, or other factors, could negatively impact the Company's net interest income and results of operation. The re-pricing frequency of interest earning assets and liabilities are not identical, and, therefore, subject the Company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail under the heading Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2013, and the recently adopted changes to the regulatory capital framework, see the section entitled “Capital Resources” contained in this Item 2 below. At June 30, 2013, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and rules under Basel III, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry, and require all U.S. banking organizations, including community banks, such as Enterprise Bank, to hold higher amounts of capital, especially common equity, against their risk-weighted assets. Although several significant aspects of the Dodd-Frank Act and the Basel III rule expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

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

The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and network devices. The Company has implemented layered security approaches for all delivery channels and technology project standards that are designed to provide risk based oversight, coordinate and communicate ideas, and to prioritize and manage project implementation in a manner consistent with corporate objectives.

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

The Company has a risk-based, third-party vendor management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, to rate those risks, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers.

The Company’s Business Continuity Plan consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period, due to such circumstances as: loss of personnel; loss of information and/or loss of access to information under various scenarios; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company auxiliary network processing capabilities and flexibility.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met.

This Opportunities and Risks discussion should be read in conjunction with Item 1A “Risk Factors,” and the section titled "Opportunities and Risk" contained in Item 7 "Management's discussion and Analysis of Financial Conditions and Results of Operations" included in the Company’s 2012 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company’s reputation, its future results of operations and financial condition.

Financial Condition

Total assets increased $87.6 million, or 5%, since December 31, 2012, to $1.75 billion at June 30, 2013.  The balance sheet composition and changes since December 31, 2012 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at both June 30, 2013, and December 31, 2012.

Investments

At June 30, 2013, the carrying value of the investment portfolio amounted to $190.5 million, an increase of $6.0 million, or 3%, compared to December 31, 2012.

The following table summarizes investments at the dates indicated:

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$65,252	34.2%	$65,685	35.6%	$62,809	38.0%
Federal agency mortgage backed securities (MBS)(1)	52,157	27.4%	49,674	26.9%	39,271	23.8%
Municipal securities	57,678	30.3%	56,523	30.7%	53,690	32.5%
Corporate bonds	3,736	2.0%	1,914	1.0%	—	—%
Certificates of deposits	855	0.4%	—	—%	982	0.6%
Total fixed income securities	179,678	94.3%	173,796	94.2%	156,752	94.9%
Equity investments	10,781	5.7%	10,668	5.8%	8,459	5.1%
Total available for sale investments at fair value	$190,459	100.0%	$184,464	100.0%	$165,211	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $20.6 million, $23.6 million, and $18.1 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.

Certificates of Deposits ("CDs") represent term deposits issued by banks, that are subject to FDIC insurance, and purchased on the open market. The Company utilizes these CDs as an alternative investment option to holding short-term excess cash in lower yielding overnight deposit accounts. These securities have maturities of less than a year and the market value approximates the carrying value.

During the six months ended June 30, 2013, the total principal pay downs, calls and maturities amounted to $8.0 million.  During the period, the Company purchased $24.3 million in securities. In addition, management sold investment securities with an amortized cost of approximately $6.4 million realizing net gains on sales of $948 thousand, in order to capitalize on market conditions.

Net unrealized gains on the investment portfolio amounted to $3.0 million at June 30, 2013 compared to $6.4 million at December 31, 2012 and $5.6 million at June 30, 2012.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 4, “Investment Securities,” and Note 12, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million for each of the periods ended June 30, 2013, December 31, 2012 and June 30, 2012. See Note 5, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 83% of total assets as of June 30, 2013, compared to 82% at December 31, 2012.  Total loans increased $87.7 million, or 6%, compared to December 31, 2012, and $157.2 million, or 12%, since June 30, 2012.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$785,994	54.2%	$710,265	52.2%	$668,369	51.8%
Commercial and industrial	343,509	23.7%	328,579	24.1%	331,064	25.6%
Commercial construction	116,348	8.0%	121,367	8.9%	121,119	9.4%
Total commercial loans	1,245,851	85.9%	1,160,211	85.2%	1,120,552	86.8%
Residential mortgages	122,704	8.5%	120,278	8.8%	89,216	6.9%
Home equity loans and lines	74,639	5.2%	75,648	5.6%	77,860	6.0%
Consumer	5,649	0.4%	4,911	0.4%	3,824	0.3%
Total retail loans	202,992	14.1%	200,837	14.8%	170,900	13.2%

Gross loans	1,448,843	100.0%	1,361,048	100.0%	1,291,452	100.0%
Deferred fees, net	(1,497)		(1,393)		(1,286)
Total loans	1,447,346		1,359,655		1,290,166
Allowance for loan losses	(25,671)		(24,254)		(23,126)
Net loans	$1,421,675		$1,335,401		$1,267,040

Commercial real estate loans increased $75.7 million, or 11%, as of June 30, 2013, compared to December 31, 2012, and increased 18% compared to June 30, 2012.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $14.9 million, or 5%, since December 31, 2012, and increased 4% as compared to June 30, 2012.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans decreased by $5.0 million, or 4%, since December 31, 2012, and also decreased 4% as compared to June 30, 2012. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $2.2 million, or 1%, since December 31, 2012 and increased by $32.1 million, or 19%, since June 30, 2012.  The increase since the prior year was primarily within the residential mortgage portfolio, partially offset by a slight decrease in home equity loans and lines. In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a balance at June 30, 2013 of $17.2 million.

At June 30, 2013, commercial loan balances participated out to various banks amounted to $53.9 million, compared to $53.6 million at December 31, 2012, and $46.3 million at June 30, 2012.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $35.5 million, $28.6 million and $31.8 million at June 30, 2013, December 31, 2012, and June 30, 2012, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

See Note 6, “Loans,” to the Company’s unaudited consolidated financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

Credit Risk

The Company manages its loan portfolio to avoid concentration by industry and loan size to minimize its credit risk exposure. In addition, the Company does not have a “sub-prime” mortgage program.  However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  These types of loans are typically larger and are generally viewed as having more risk of default than owner-occupied residential real estate loans or consumer loans.  The underlying commercial real estate values, customer cash flow and payment expectations and, in the case of commercial construction loans, the actual costs necessary to complete a construction project, can be more easily influenced by adverse conditions in the local or national economy, the real estate market, or the related industries.  As such, an extended downturn in the national or local economy or real estate markets, among other factors, could have a material impact on the borrowers’ ability to repay outstanding loans and on the value of the collateral securing these loans.  While the Company endeavors to minimize this risk through sound underwriting practices and the credit risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

Asset Quality

At June 30, 2013, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $27.6 million, compared to $34.4 million at December 31, 2012.  The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, in particular one larger commercial real estate relationship of approximately $6.0 million classified as accruing/impaired/troubled debt restructured ("TDR") at December 31, 2012 which was upgraded during the period, due to the borrower's improved financial condition and sustained performance over time, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $7.1 million at June 30, 2013 and $14.0 million at December 31, 2012.  This decrease was due primarily to the upgraded commercial real estate relationship noted above. The remaining balances of adversely classified loans were non-accrual loans, amounting to $20.5 million and $20.4 million at June 30, 2013 and December 31, 2012, respectively.  Non-accrual loans which were not adversely classified amounted to $1.1 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Commercial real estate	$12,645	$12,608	$13,723
Commercial and industrial	5,997	6,993	8,754
Commercial construction	1,442	743	700
Residential	995	862	1,237
Home equity	477	390	523
Consumer	6	—	3
Total non-accrual loans	21,562	21,596	24,940
Overdrafts > 90 days past due	8	5	1
Total non-performing loans	21,570	21,601	24,941
Other real estate owned (“OREO”)	136	500	1,005
Total non-performing assets	$21,706	$22,101	$25,946
Total Loans	$1,447,346	$1,359,655	$1,290,166
Accruing TDR loans not included above	$8,081	$16,039	$11,252
Delinquent loans 60-89 day past due	$226	$1,184	$1,814
Non-performing loans to total loans	1.49%	1.59%	1.93%
Non-performing assets to total assets	1.24%	1.33%	1.61%
Loans 60-89 days past due to total loans	0.02%	0.09%	0.14%
Adversely classified loans to total loans	1.90%	2.53%	2.89%
Allowance for loan losses	$25,671	$24,254	$23,126
Allowance for loan losses: Non-performing loans	119.01%	112.28%	92.72%
Allowance for loan losses: Total loans	1.77%	1.78%	1.79%

Total impaired loans amounted to $29.3 million and $37.4 million at June 30, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $8.6 million and $16.6 million at June 30, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $20.7 million and $20.8 million as of June 30, 2013 and December 31, 2012, respectively.  The overall decrease in impaired loans was primarily due to paydowns on several commercial relationships and upgraded commercial loans, as discussed above, partially offset by additional credit downgrades during the period.

In management’s opinion, the majority of impaired loan balances at June 30, 2013 and December 31, 2012 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at June 30, 2013, impaired loans totaling $17.5 million required no specific reserves and impaired loans totaling $11.8 million required specific reserve allocations of $4.2 million.  At December 31, 2012, impaired loans totaling $26.1 million required no specific reserves and impaired loans totaling $11.3 million required specific reserve allocations of $4.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of June 30, 2013 and December 31, 2012 were $18.9 million and $26.6 million, respectively.  TDR loans on accrual status amounted to $8.1 million and $16.0 million at June 30, 2013 and December 31, 2012, respectively. During the current quarter, a larger accruing TDR commercial real estate relationship was upgraded and removed from impaired/TDR status, as noted above. TDR loans included in non-performing loans amounted to $10.8 million and $10.5 million at June 30, 2013 and December 31, 2012, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at June 30, 2013 was $136 thousand and consisted of one property; two properties were added and two properties were sold during the 2013 period; there were $121 thousand in net gains realized on the sale of these OREO properties.  The carry value of OREO at December 31, 2012 and June 30, 2012 was $500 thousand and $1.0 million respectively. During the six months ended June 30, 2012, two properties were sold; there were gains of $45 thousand on these OREO sales.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2012 periods, as indicated by the improving statistics related to migration of adversely classified, non-accrual and impaired loans and the level of OREO properties held as of June 30, 2013. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a current carrying value of $17.2 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region. These purchased residential loans are initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

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

The allowance for loan losses to total loans ratio was 1.77% at June 30, 2013 and 1.78% at December 31, 2012.  Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2013.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2013	2012
Balance at beginning of year	$24,254	$23,160

Provision charged to operations	1,317	1,350

Recoveries on charged-off loans:
Commercial real estate	61	—
Commercial and industrial	41	192
Commercial construction	50	2
Residential	128	—
Home equity	21	1
Consumer	6	3
Total recoveries	307	198
Charged-off loans
Commercial real estate	14	223
Commercial and industrial	133	1,065
Commercial construction	—	100
Residential	—	182
Home equity	44	—
Consumer	16	12
Total Charged off	207	1,582

Net loans recovered / (charged-off)	100	(1,384)
Ending Balance	$25,671	$23,126
Annualized net loans recovered / (charged-off): Average loans outstanding	0.01%	(0.22)%

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

	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$407,617	25.8%	$386,643	26.2%	$367,342	25.3%
Interest bearing checking	224,051	14.2%	210,564	14.3%	191,370	13.1%
Total checking	631,668	40.0%	597,207	40.5%	558,712	38.4%

Savings	162,098	10.3%	154,680	10.5%	164,304	11.3%
Money markets	517,365	32.8%	491,942	33.3%	473,554	32.6%
Total savings/money markets	679,463	43.1%	646,622	43.8%	637,858	43.9%

Certificates of deposit	215,634	13.6%	228,166	15.5%	257,042	17.7%
Total non-brokered deposits	$1,526,765	96.7%	$1,471,995	99.8%	$1,453,612	100.0%

Brokered deposits	52,528	3.3%	3,032	0.2%	—	—%
Total deposits	$1,579,293	100.0%	$1,475,027	100.0%	$1,453,612	100.0%

Total deposits increased $104.3 million, or 7%, compared to December 31, 2012, and increased $125.7 million, or 9%, since June 30, 2012. This increase since December 31, 2012 was primarily comprised of increases in brokered deposits of $49.5 million, as well as increases of $34.5 million, or 6%, in checking account balances and $32.8 million, or 5%, in savings and money market account balances, partially offset by a decrease of $12.5 million in CDs. The increases in non-brokered deposits were attributed to sales and marketing efforts and general inflow of funds into the deposit marketplace.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth. Since March 31, 2013, the brokered CD balances have increased primarily resulting from loan growth exceeding deposit growth in the quarter. In addition, as part of the Company's asset-liability management strategy, during the current year, wholesale funding balances were shifted from overnight FHLB borrowings to brokered CDs with an average life of approximately five years. The brokered deposit balance at June 30, 2013 primarily represented CD balances from the offering of CDs under deposit placement agreements with select brokers.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $1.9 million at June 30, 2013, compared to $26.5 million at December 31, 2012 and $2.9 million June 30, 2012, respectively. As noted above, borrowed fund balances have declined since year end as the Company has utilized brokered CDs as a strategic funding source.

At June 30, 2013, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $244.6 million and capacity to borrow from the FRB Discount window of approximately $57.7 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at June 30, 2013, December 31, 2012 and June 30, 2012, respectively, in addition to the borrowed funds noted above.

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

At June 30, 2013, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks in increments that are covered by FDIC insurance, or term deposits brokered from large money center banks.

Management believes that the Company has adequate liquidity to meet its obligations. However, if, as a result of general economic conditions, or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth.

The Company has in the past also issued junior subordinated debentures and offered shares of the Company’s common stock for sale to the general public, as most recently with the December 2009 offerings, in order to increase its liquidity.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2013, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.

The current regulatory requirements and the Company’s actual capital amounts and ratios are presented as of June 30, 2013 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$165,603	11.28%	$117,492	8.00%	$146,865	10.00%
Tier 1 Capital (to risk weighted assets)	$146,303	9.96%	$58,746	4.00%	$88,119	6.00%
Tier 1 Capital (to average assets) or Leverage ratio	$146,303	8.62%	$67,924	4.00%	$84,905	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to ensure the Company is positioned to take advantage of future growth and market share opportunities.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $630 thousand of the $2.2 million in cash dividends paid through June 30, 2013, into 37,892 shares of the Company’s common stock.

As previously announced on July 16, 2013, the Company declared a quarterly dividend of $0.115 per share to be paid on September 3, 2013 to shareholders of record as of August 13, 2013. The quarterly dividend represents a 4.5% increase over the 2012 dividend rate.

On July 2, 2013, the Federal Reserve, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule emphasizes common equity tier 1 (“CET1”) capital and implements strict eligibility criteria for regulatory capital instruments while also modifying the methodology for calculating risk-weighted assets to enhance risk sensitivity. The final rule also increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. More specifically, under the final rule, all banking organizations are required to maintain capital ratios including: (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a leverage ratio of 4.0%. In addition, the final rule permits banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 to include in their tier 1 capital on a permanent basis trust preferred securities and cumulative perpetual preferred stock issued and included in tier 1 capital prior to May 19, 2010, without any phase out. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes the Company would satisfy the higher capital ratios imposed by Basel III as of June 30, 2013.

The above BASEL III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below.(1)

	BASEL III Minimum for Capital Adequacy Purposes	BASEL III Additional Capital Conservation Buffer	BASEL III Ratio with Capital Conservation Buffer
Total Capital (to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Capital (to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Capital (to average assets) or Leverage ratio	4.0%	—%	4.0%
Common Equity Tier 1 (to risk weighted assets)	4.5%	2.5%	7.0%
__________________________________________
(1) Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of June 30, 2013.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Investment advisory and management services	$496,675	$480,216	$439,783
Brokerage and management services	112,652	108,679	105,576
Total investment advisory assets	609,327	588,895	545,359
Commercial sweep accounts	3,839	3,460	6,915
Investment assets under management	$613,166	$592,355	$552,274

Investment assets under management increased $20.8 million, or 4%, since December 31, 2012 and $60.9 million, or 11%, since June 30, 2012.  The increase since December 31, 2012 is attributable primarily to asset growth from market value appreciation. Since June 30, 2012, the increase is attributable to asset growth from both new business and market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.44 billion at June 30, 2013, $2.33 billion at December 31, 2012, and $2.23 billion at June 30, 2012. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Unless otherwise indicated, the reported results are for the three months ended June 30, 2013 with the “comparable period,” and “prior period” being the three months ended June 30, 2012. Average yields are presented on a tax equivalent basis.

The Company’s second quarter 2013 net income amounted to $3.1 million compared to $2.9 million for the same period in 2012, an increase of 6%.  Diluted earnings per common share were $0.31 and $0.30 for the three months ended June 30, 2013 and June 30, 2012, respectively, an increase of 3%.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the current year compared to the same 2012 period. Non-interest income also increased as a result of higher gains on securities sales in the current year. Additionally, the quarter ended June 30, 2013 was impacted by a lower loan loss provision compared to the same period in 2012, partially offset by the costs of our community event held in May 2013.

Net Interest Income

The Company’s net interest income for the quarter ended June 30, 2013 amounted to $16.1 million, compared to $15.4 million for the quarter ended June 30, 2012, an increase of $716 thousand, or 5%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth partially offset by a decrease in tax equivalent net interest margin ("margin").

Net Interest Margin

The Company’s margin was 4.08% for the three months ended June 30, 2013 compared to 4.16% and 4.21% for the quarters ended March 31, 2013 and December 31, 2012, respectively. For the quarter ended June 30, 2012, margin was 4.31%.  Consistent with industry trends, the 2013 margin continues to trend downward, as the yield on interest earning assets has declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. Interest earning asset yields declined 36 basis points compared to the prior year, while the cost of funding declined by 13 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$425	$2,127	$(1,531)	$(171)
Investment securities	(41)	164	(151)	(54)
Other interest earning assets (1)	(13)	(17)	13	(9)
Total interest earnings assets	371	2,274	(1,669)	(234)
Interest Expense
Interest checking, savings and money market	(194)	58	(220)	(32)
Certificates of deposit	(256)	(102)	(188)	34
Brokered deposits	78	—	—	78
Borrowed funds	27	167	(10)	(130)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(345)	123	(418)	(50)
Change in net interest income	$716	$2,151	$(1,251)	$(184)
__________________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2013 and 2012.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,430,424	$16,653	4.72%	$1,268,173	$16,228	5.20%
Investments (3)	179,710	794	2.34%	155,649	835	2.73%
Other Interest Earning Assets (4)	14,958	11	0.29%	51,018	24	0.19%
Total interest earnings assets	1,625,092	17,458	4.41%	1,474,840	17,087	4.77%
Other assets	87,777			88,197
Total assets	$1,712,869			$1,563,037

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$865,943	532	0.25%	$801,816	726	0.36%
Certificates of deposit	219,643	386	0.70%	260,886	642	0.99%
Brokered deposits	29,876	78	1.04%	—	—	—%
Borrowed funds	41,781	40	0.38%	2,869	13	1.72%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	1,168,068	1,331	0.46%	1,076,396	1,676	0.63%

Net interest rate spread			3.95%			4.14%

Demand deposits	390,341	—		344,897	—
Total deposits, borrowed funds and debentures	1,558,409	1,331	0.34%	1,421,293	1,676	0.47%
Other liabilities	10,841			9,788
Total liabilities	1,569,250			1,431,081

Stockholders’ equity	143,619			131,956
Total liabilities and stockholders’ equity	$1,712,869			$1,563,037

Net interest income		$16,127			$15,411
Net interest margin (tax equivalent)			4.08%			4.31%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $423 thousand and $403 thousand for the quarters ended June 30, 2013 and June 30, 2012, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB stock.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

Interest and Dividend Income

For the second quarter of 2013, total interest and dividend income amounted to $17.5 million, an increase of $371 thousand, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $150.3 million, or 10%, in the average balance of interest earning assets for the quarter ended June 30, 2013 compared to the second quarter of 2012, primarily in loans, partially offset by a 36 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $16.7 million for the quarter ended June 30, 2013, an increase of $425 thousand, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $162.3 million, or 13%, for the three months ended June 30, 2013 compared to the same period in 2012, while the average yield on these assets declined 48 basis points compared to the prior period and amounted to 4.72% for the three months ended June 30, 2013.

Income on investment securities amounted to $794 thousand, a decrease of $41 thousand, or 5% compared to the same period in 2012. This decrease primarily resulted from a decline in investment yields of 39 basis points, partially offset by an increase of $24.1 million, or 15%, in the average balance of investment securities.

Income on other interest earning assets has decreased $13 thousand compared to the same three month period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

Interest Expense

For the three months ended June 30, 2013, total interest expense amounted to $1.3 million, a decrease of $345 thousand, or 21%, compared to the prior period.  The decrease resulted primarily from a 13 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period, partially offset by an increase in wholesale funding.

Interest expense on interest checking, savings and money market accounts amounted to $532 thousand for the quarter ended June 30, 2013, a decrease of $194 thousand, or 27%, compared to the same quarter in the prior period. The decrease primarily resulted from a decrease of 11 basis points in the average cost of these accounts, to 0.25%, partially offset by an increase in average balances of $64.1 million, or 8%, for the three months ended June 30, 2013 compared to the same period in 2012.

Interest expense on CDs amounted to $386 thousand, a decrease of $256 thousand, or 40%, over the comparable period. The average cost of CDs decreased 29 basis points, to 0.70%, for the three months ended June 30, 2013 and the average balances decreased $41.2 million, or 16%, compared to the same prior period in 2012.

Interest expense on brokered deposits amounted to $78 thousand, an increase of $78 thousand over the comparable period. The average cost of brokered deposits amounted to 1.04%, for the three months ended June 30, 2013 and the average balances increased by $29.9 million compared to the 2012 period. The Company did not have any brokered deposits in the second quarter of 2012.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $40 thousand for the second quarter of 2013, an increase of $27 thousand over the same period last year.  The increase was primarily attributed to an increase in average balances of approximately $38.9 million for the quarter ended June 30, 2013 compared to the same period in 2012, partially offset by a 134 basis point decline in average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $295 thousand and 10.88% for both the three months ended June 30, 2013 and June 30, 2012.

For the three months ended June 30, 2013, the average balance of non-interest bearing demand deposits increased $45.4 million, or 13%, as compared to the same period in 2012.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 26% and 25% of total average deposit balances for the three months ended June 30, 2013 and 2012, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $534 thousand for three months ended June 30, 2013 a decrease of $516 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended June 30, 2013 amounted to $3.6 million, an increase of $601 thousand, or 20%, as compared to the three months ended June 30, 2012.  The significant changes are discussed below.

•
Net gains on security sales for the three months ended June 30, 2013 increased $356 thousand, or 318%, compared to the comparable period in 2012. Investment sales are typically driven by market or strategic opportunities.

•
Investment advisory income increased $111 thousand, or 12%, compared to the same quarter in the prior period primarily due to net asset growth from new business and changes in market values due to fluctuations in the investment markets.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2013 amounted to $14.5 million, an increase of $1.5 million, or 11%, compared to the same period in 2012. The significant changes are discussed below.

•
Salaries and employee benefits increased $810 thousand, or 10%.  The increase is primarily due to increased personnel costs necessary to support the Company’s strategic growth and market expansion initiatives, including annual salary and incentive adjustments, since the prior period.

•
Technology and telecommunications expenses increased $126 thousand, or 12%, primarily as a result of investments to improve our service capabilities, support the Company's growth and enhance business continuity and network infrastructure.

•
Advertising and public relations increased $449 thousand, or 90%, primarily as a result of our corporate community event held in May 2013 and to a lesser extent other advertising costs related to seasonal campaigns and branch expansion.

Results of Operations
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Unless otherwise indicated, the reported results are for the six months ended June 30, 2013 with the “comparable period,” “prior year” and “prior period” being the six months ended June 30, 2012. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2013 net income amounted to $6.5 million compared to $6.1 million for the same period in 2012, an increase of $434 thousand, or 7%.  Diluted earnings per common share were $0.66 for the six months ended June 30, 2013 compared to $0.63 for the comparable 2012 period, an increase of 5%.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the six months ended June 30, 2013 compared to the same 2012 period. Non-interest income also increased primarily as a result of gains on securities sales.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2013 was $31.9 million compared to $30.3 million for the six months ended June 30, 2012, an increase of $1.6 million, or 5%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth partially offset by a decrease in tax equivalent net interest margin. Interest earning asset yields declined 36 basis points compared to the prior year, while the cost of funding declined by 16 basis points over the same period.

Net Interest Margin

The Company’s margin was 4.12% for the six months ended June 30, 2013, compared to 4.33% in the comparable 2012 period.  Consistent with the industry, the margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$840	$3,925	$(2,650)	$(435)
Investment Securities	(30)	465	(359)	(136)
Other Interest Earning Assets (1)	(22)	(27)	11	(6)

Total interest earnings assets	788	4,363	(2,998)	(577)

Interest Expense
Interest checking, savings and money market	(399)	138	(467)	(70)
Certificates of deposit	(561)	(217)	(406)	62
Brokered deposits	85	—	—	85
Borrowed funds	57	326	(22)	(247)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(818)	247	(895)	(170)
Change in net interest income	$1,606	$4,116	$(2,103)	$(407)
_________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2013 and 2012.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2013			Six months ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,406,414	$33,026	4.78%	$1,255,863	$32,186	5.21%
Investments (3)	179,178	1,604	2.36%	146,530	1,634	2.85%
Other Interest Earning Assets(4)	16,351	21	0.26%	42,086	43	0.21%
Total interest earnings assets	1,601,943	34,651	4.46%	1,444,479	33,863	4.82%
Other assets	87,309			86,363
Total assets	$1,689,252			$1,530,842

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$856,389	1,132	0.27%	$785,232	1,531	0.39%
Certificates of deposit	222,688	813	0.74%	264,415	1,374	1.05%
Brokered deposits	16,528	85	1.04%	—	—	—%
Borrowed funds	44,653	86	0.39%	3,594	29	1.60%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	1,151,083	2,705	0.47%	1,064,066	3,523	0.67%

Net interest rate spread			3.99%			4.15%
Demand deposits	384,300	—		326,012	—
Total deposits, borrowed funds and debentures	1,535,383	2,705	0.35%	1,390,078	3,523	0.51%
Other liabilities	11,554			10,220
Total liabilities	1,546,937			1,400,298
Stockholders’ equity	142,315			130,544
Total liabilities and stockholders’ equity	$1,689,252			$1,530,842
Net interest income		$31,946			$30,340
Net interest margin (tax equivalent)			4.12%			4.33%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $841 thousand and $801 thousand for the periods ended June 30, 2013 and June 30, 2012 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $34.7 million for the six months ended June 30, 2013, an increase of $788 thousand, or 2%, compared to the prior period.  The increase resulted primarily from an increase of $157.5 million, or 11%, in the average balance of interest earning assets, partially offset by a 36 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $33.0 million, an increase of $840 thousand, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $150.6 million, or 12%, compared to the prior period, while the average yield on loans and loans held for sale declined 43 basis points since the same period and amounted to 4.78% for the six months ended June 30, 2013.

Income on investment securities amounted to $1.6 million, a decrease of $30 thousand, or 2%, compared to the same period in 2012. This decrease primarily resulted from a decline in investment yields of 49 basis points, partially offset by an increase of $32.6 million, or 22%, in the average balance of investment securities.

Income on other interest earning assets has decreased $22 thousand compared to the same six month period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

Interest Expense

For the six months ended June 30, 2013, total interest expense amounted to $2.7 million, a decrease of $818 thousand, or 23%, compared to the prior period.  The decrease resulted primarily from a 16 basis point decrease in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by an increase in wholesale funding.

Interest expense on interest checking, savings and money market accounts amounted to $1.1 million for the six months ended June 30, 2013, a decrease of $399 thousand, or 26%, over the same period in the prior year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 12 basis points to 0.27%, while the average balances increased $71.2 million, or 9%, compared to the prior period.

Interest expense on CDs amounted to $813 thousand, a decrease of $561 thousand, or 41%, over the comparable period. The average cost of CDs decreased 31 basis points, to 0.74%, for the six months ended June 30, 2013, and the average balances decreased $41.7 million, or 16%, compared to the same prior period in 2012.

Interest expense on brokered deposits amounted to $85 thousand, an increase of $85 thousand over the comparable period. The Company did not have any brokered deposits in the first six months of 2012. The average cost of brokered deposits amounted to 1.04%, for the six months ended June 30, 2013 and the average balances increased by $16.5 million compared to the 2012 period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $86 thousand, an increase of $57 thousand compared to the same period last year.  The increase was primarily attributed to the increase in average balances of approximately $41.1 million, partially offset by a 121 basis point decrease in average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $589 thousand and 10.88% for both the six months ended June 30, 2013 and June 30, 2012.

For the six months ended June 30, 2013, the average balance of non-interest bearing demand deposits, increased $58.3 million, or 18%, as compared to the same period in 2012.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 26% and 24% of total average deposit balances for the six months ended June 30, 2013 and 2012, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.3 million for the six months ended June 30, 2013, a decrease of $33 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-

performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2013 amounted to $7.2 million, an increase of $1.3 million, or 21%, as compared to the six months ended June 30, 2012.  The significant changes are discussed below.

•	Net gains on security sales for the six months ended June 30, 2013 increased $789 thousand compared to the prior year. Investment sales are typically driven by market or strategic opportunities.

•
Deposit and interchange fees increased $161 thousand, or 8%. Deposit and interchange fees primarily includes fees received on customer deposit accounts, ATM interchange income and the cost of our deposit rewards program.

•
Investment advisory income increased $106 thousand, or 5%, compared to the same period in the prior year, mainly in the second quarter, primarily due to net asset growth from new business and changes in market values due to fluctuations in the investment markets.

•
Net gain on loan sales increased $99 thousand, or 22%, for the six months ended June 30, 2013 when compared to the same period in 2012, and primarily resulted from the increased volume of residential loan production originated during the fourth quarter of 2012 that subsequently was sold in the first quarter of 2013.

•	The increase in other income of $138 thousand, or 14%, is primarily due to increases in insurance commissions, loan fees and net gains on OREO sales, partially offset by a decrease in rental income.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2013 amounted to $27.9 million, an increase of $2.1 million, or 8%, compared to the same period in 2012.  The significant changes are discussed below.

•
Salaries and employee benefits increased $1.4 million, or 9%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives, including annual salary and incentive adjustments, since the prior period.

•	Occupancy and equipment expenses increased $215 thousand, or 8%, mainly in the first quarter, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $280 thousand, or 13%, primarily as a result of investments to support our strategic growth, improve our service capabilities, and enhance business continuity and network infrastructure.

•	Advertising and public relations increased $280 thousand, or 22%, primarily as a result of our corporate community event held in May 2013.

•	Audit, legal and other professional expenses decreased $145 thousand, or 15%, primarily due to reductions in legal and other professional costs.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

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
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  At June 30, 2013, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2013) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2013.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2013.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 9, 2013	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)