Form 10-Q
period 2013-09-30
ENTERPRISE BANCORP INC /MA/
filed 2013-11-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 9,966,167 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$48,960	$38,007
Interest-earning deposits	33,944	12,218
Fed funds sold	26,003	2,510
Total cash and cash equivalents	108,907	52,735
Investment securities at fair value	195,418	184,464
Federal Home Loan Bank Stock	4,324	4,260
Loans held for sale	1,061	8,557
Loans, less allowance for loan losses of $25,999 at September 30, 2013 and $24,254 at December 31, 2012, respectively	1,446,697	1,335,401
Premises and equipment	28,860	27,206
Accrued interest receivable	5,835	5,828
Deferred income taxes, net	13,489	12,548
Bank-owned life insurance	15,789	15,443
Prepaid income taxes	736	174
Prepaid expenses and other assets	5,777	13,454
Goodwill	5,656	5,656
Total assets	$1,832,549	$1,665,726
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,653,947	$1,475,027
Borrowed funds	1,880	26,540
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	17,393	13,182
Accrued interest payable	267	603
Total liabilities	$1,684,312	$1,526,177
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value per share; 20,000,000 shares authorized; 9,964,730 issued and outstanding at September 30, 2013 (including 169,693 shares of unvested participating restricted awards) and 9,676,477 shares issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards)	100	97
Additional paid-in-capital	52,092	48,194
Retained earnings	93,815	87,159
Accumulated other comprehensive income	2,230	4,099
Total stockholders’ equity	$148,237	$139,549
Total liabilities and stockholders’ equity	$1,832,549	$1,665,726

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2013	2012	2013	2012
Interest and dividend income:
Loans and loans held for sale	$17,104	$16,324	$50,130	$48,510
Investment securities	823	833	2,427	2,467
Other interest-earning assets	19	25	40	68
Total interest and dividend income	17,946	17,182	52,597	51,045
Interest expense:
Deposits	1,013	1,228	3,043	4,133
Borrowed funds	6	12	92	41
Junior subordinated debentures	294	294	883	883
Total interest expense	1,313	1,534	4,018	5,057
Net interest income	16,633	15,648	48,579	45,988
Provision for loan losses	583	800	1,900	2,150
Net interest income after provision for loan losses	16,050	14,848	46,679	43,838
Non-interest income:
Investment advisory fees	1,102	925	3,163	2,880
Deposit and interchange fees	1,229	1,153	3,518	3,281
Income on bank-owned life insurance, net	111	122	346	384
Net gains on sales of investment securities	83	38	1,031	197
Gains on sales of loans	171	211	728	669
Other income	472	536	1,574	1,500
Total non-interest income	3,168	2,985	10,360	8,911
Non-interest expense:
Salaries and employee benefits	8,548	8,190	25,247	23,534
Occupancy and equipment expenses	1,449	1,400	4,508	4,244
Technology and telecommunications expenses	1,085	1,122	3,441	3,198
Advertising and public relations expenses	481	408	2,047	1,694
Audit, legal and other professional fees	439	336	1,264	1,306
Deposit insurance premiums	287	283	820	843
Supplies and postage expenses	232	232	719	659
Investment advisory and custodial expenses	134	110	394	319
Other operating expenses	1,126	929	3,256	3,003
Total non-interest expense	13,781	13,010	41,696	38,800
Income before income taxes	5,437	4,823	15,343	13,949
Provision for income taxes	1,904	1,760	5,298	4,808
Net income	$3,533	$3,063	$10,045	$9,141

Basic earnings per share	$0.36	$0.32	$1.02	$0.96
Diluted earnings per share	$0.35	$0.32	$1.01	$0.95

Basic weighted average common shares outstanding	9,932,060	9,613,386	9,824,984	9,567,294
Diluted weighted average common shares outstanding	10,026,588	9,692,290	9,909,019	9,639,122

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net income	$3,533	$3,063	$10,045	$9,141
Other comprehensive (loss) income, net of taxes:
Gross unrealized holding (losses) gains on investments arising during the period	431	861	(1,955)	1,677
Income tax benefit (expense)	(136)	(307)	748	(594)
Net unrealized holding (losses) gains, net of tax	295	554	(1,207)	1,083
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	83	38	1,031	197
Income tax expense	(30)	(12)	(369)	(68)
Reclassification adjustment for gains realized, net of tax	53	26	662	129

Total other comprehensive (loss) income	242	528	(1,869)	954
Comprehensive income	$3,775	$3,591	$8,176	$10,095

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2012	$97	$48,194	$87,159	$4,099	$139,549
Net income			10,045		10,045
Other comprehensive loss, net				(1,869)	(1,869)
Tax benefit from exercise of stock options		24			24
Common stock dividend paid ($0.345 per share)			(3,389)		(3,389)
Common stock issued under dividend reinvestment plan	1	947			948
Stock-based compensation	1	1,273			1,274
Stock options exercised, net	1	1,654			1,655
Balance at September 30, 2013	$100	$52,092	$93,815	$2,230	$148,237

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income	$10,045	$9,141
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	2,150
Depreciation and amortization	3,686	3,291
Stock-based compensation expense	1,239	956
Mortgage loans originated for sale	(31,751)	(35,041)
Proceeds from mortgage loans sold	39,975	35,085
Net gains on sales of loans	(728)	(669)
Net gains on sales of OREO	(121)	(45)
Net gains on sales of investments	(1,031)	(197)
Income on bank-owned life insurance, net	(346)	(384)
OREO fair value adjustment	23	—
Changes in:
Accrued interest receivable	(7)	(9)
Prepaid expenses and other assets	6,686	(1,807)
Deferred income taxes	176	(245)
Accrued expenses and other liabilities	3,599	(1,568)
Accrued interest payable	(336)	(428)
Net cash provided by operating activities	33,009	10,230
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	8,293	3,240
Net proceeds (purchase) from FHLB capital stock	(64)	480
Proceeds from maturities, calls and pay-downs of investment securities	13,730	22,332
Purchase of investment securities	(35,301)	(70,115)
Net increase in loans	(113,364)	(54,719)
Additions to premises and equipment, net	(4,281)	(2,730)
Proceeds from OREO sales and payments	652	885
Purchase of OREO	—	(245)
Net cash used in investing activities	(130,335)	(100,872)
Cash flows from financing activities:
Net increase in deposits	178,920	137,268
Net decrease in borrowed funds	(24,660)	(1,500)
Cash dividends paid	(3,389)	(3,155)
Proceeds from issuance of common stock	948	956
Proceeds from the exercise of stock options	1,655	211
Tax benefit from the exercise of stock options	24	1
Net cash provided by financing activities	153,498	133,781

Net increase in cash and cash equivalents	56,172	43,139
Cash and cash equivalents at beginning of period	52,735	39,131
Cash and cash equivalents at end of period	$108,907	$82,270

Supplemental financial data:
Cash Paid For: Interest	$4,354	$5,485
Cash Paid For: Income Taxes	5,634	5,485

Supplemental schedule of non-cash investing activity:
Purchase of investment securities not yet settled	400	5,548
Transfer from loans to other real estate owned	168	400
Capital expenditures incurred not yet paid	247	—
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

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board ("FASB") (originally issued as Financial Interpretation No. 46R) in December 2003, the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale. Pursuant to Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new amendment requires an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, the adoption in the first quarter of 2013 did not have a material impact on the Company's financial statements. See Note 1, "Organization of Holding Company and Basis of Presentation," for the disclosure of the effects of amounts reclassified out of accumulated other comprehensive income.

(4)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$63,043	$174	$33	$63,184
Federal agency mortgage backed securities (MBS) (1)	56,772	568	1,329	56,011
Municipal securities	57,442	1,781	327	58,896
Corporate bonds	4,763	23	55	4,731
Certificates of deposit	693	—	6	687
Total fixed income securities	182,713	2,546	1,750	183,509
Equity investments	9,324	2,605	20	11,909
Total available for sale securities, at fair value	$192,037	$5,151	$1,770	$195,418

	December 31, 2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$65,247	$438	$—	$65,685
Federal agency mortgage backed securities (MBS) (1)	48,429	1,287	42	49,674
Municipal securities	53,437	3,103	17	56,523
Corporate bonds	1,905	15	6	1,914
Total fixed income securities	169,018	4,843	65	173,796
Equity investments	9,080	1,622	34	10,668
Total available for sale securities, at fair value	$178,098	$6,465	$99	$184,464

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $18.9 million and $23.6 million at September 30, 2013 and December 31, 2012, respectively.

Certificates of Deposit (CDs) represent term deposits issued by banks that are subject to FDIC insurance and purchased on the open market. The Company utilizes these CDs as an alternative investment option to holding short-term excess cash in lower yielding overnight deposit accounts. These securities have maturities of less than a year and the market value approximates the carrying value.

At September 30, 2013, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 14%) invested in exchange traded funds or individual common stock of entities in the financial services industry.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the nine months ended September 30, 2013 and 2012, the Company did not record any fair value impairment charges on its investments. As of September 30, 2013, there were a total of 66 investments (fixed income and equity, excluding CDs), with a fair market value of $57.6 million, in an unrealized loss position totaling $1.8 million. As of September 30, 2013, these unrealized loss positions were less than twelve months in duration. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company, and management does not consider these investments to be other-than-temporarily impaired at September 30, 2013 because the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity fund or issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing MBS investments and Federal Agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. At September 30, 2013, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The small portion of the portfolio invested in short-term CDs was also in an unrealized loss position at September 30, 2013 due to market rates. The unrealized loss was not considered to be material and the securities are expected to be settled at par value at maturity.

The contractual maturity distribution at September 30, 2013 of total fixed income investments, excluding CDs which mature in less than one year, is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$15,507	0.79%	$47,536	0.90%	$—	—%	$—	—%
MBS	—	—%	37	1.51%	11,978	2.85%	44,757	2.32%
Municipal securities	2,836	2.12%	17,558	2.90%	30,692	4.43%	6,356	6.24%
Corporate bonds	—	—%	3,288	2.61%	1,475	4.62%	—	—%
Total fixed income securities	$18,343	1.00%	$68,419	1.50%	$44,145	4.01%	$51,113	2.81%

At fair value:
Total fixed income securities	$18,407		$68,906		$45,206		$50,303

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMOs are shown at their final maturity. However, due to prepayments and amortization the actual MBS/CMO cash flows may be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $47.0 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

See Note 12, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

From time to time, the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for Federal Home Loan Bank of Boston ("FHLB") borrowing capacity and as collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $182.8 million at September 30, 2013.

(5)	Restricted Investments

As a member of the FHLB, the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

Based on management’s ongoing review, the Company has not recorded any other-than-temporary impairment charges on this investment to date. However, if negative events or deterioration in the FHLB financial condition or capital levels occurs the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree.

(6)	Loans

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Real estate:
Commercial real estate	$803,069	$710,265
Commercial construction	115,254	121,367
Residential mortgages	129,422	120,278
Total real estate	1,047,745	951,910
Commercial and industrial	346,888	328,579
Home equity	72,832	75,648
Consumer	6,706	4,911
Gross loans	1,474,171	1,361,048
Deferred loan origination fees, net	(1,475)	(1,393)
Total loans	1,472,696	1,359,655
Allowance for loan losses	(25,999)	(24,254)
Net loans	$1,446,697	$1,335,401

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $35.0 million at September 30, 2013 and $28.6 million at December 31, 2012.

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

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio.  Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. The Company may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

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

Loans serviced for others

At September 30, 2013 and December 31, 2012, the Company was servicing residential mortgage loans owned by investors amounting to $20.7 million and $22.2 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $52.9 million and $53.6 million at September 30, 2013 and December 31, 2012, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial real estate	$329,363	$216,080
Residential mortgages	95,923	94,552
Home equity	17,763	18,907
Total loans pledged to FHLB	$443,049	$329,539

During the quarter ended September 30, 2013, as part of its regular liquidity management reviews, the Company pledged additional commercial real estate loans to the FHLB as collateral to provide additional borrowing capacity.

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

Credit Quality Indicators

The level of adversely classified loans, and delinquent and non-performing assets is largely a function of economic conditions, the overall banking environment, the Company's underwriting, and credit risk management standards. The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, impaired loans and the level of Other Real Estate Owned ("OREO") properties held during the quarter ended September 30, 2013. However, management believes that the credit profile of the portfolio will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	September 30, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$12,900	$1,285	$—	$788,884	$803,069
Commercial and industrial	5,614	498	—	340,776	346,888
Commercial construction	4,193	—	—	111,061	115,254
Residential	1,030	—	—	128,392	129,422
Home equity	506	—	—	72,326	72,832
Consumer	38	—	—	6,668	6,706
Total gross loans	$24,281	$1,783	$—	$1,448,107	$1,474,171

	December 31, 2012
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$21,999	$—	$—	$688,266	$710,265
Commercial and industrial	5,993	1,460	48	321,078	328,579
Commercial construction	2,986	—	—	118,381	121,367
Residential	1,254	—	—	119,024	120,278
Home equity	661	—	—	74,987	75,648
Consumer	34	—	—	4,877	4,911
Total gross loans	$32,927	$1,460	$48	$1,326,613	$1,361,048

The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, in particular one larger commercial real estate relationship of approximately $6.0 million classified as an accruing TDR at December 31, 2012 which was upgraded during the nine months ended September 30, 2013, due to the borrower’s improved financial condition and sustained performance over time, partially offset by additional credit downgrades during the period.

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

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at September 30, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$2,040	$187	$11,276	$13,503	$789,566	$803,069
Commercial and industrial	739	214	5,722	6,675	340,213	346,888
Commercial construction	198	—	1,950	2,148	113,106	115,254
Residential	128	122	648	898	128,524	129,422
Home equity	209	89	287	585	72,247	72,832
Consumer	37	—	15	52	6,654	6,706
Total gross loans	$3,351	$612	$19,898	$23,861	$1,450,310	$1,474,171

Balance at December 31, 2012
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,560	$551	$12,608	$14,719	$695,546	$710,265
Commercial and industrial	472	55	6,993	7,520	321,059	328,579
Commercial construction	—	—	743	743	120,624	121,367
Residential	42	558	862	1,462	118,816	120,278
Home equity	73	9	390	472	75,176	75,648
Consumer	42	11	5	58	4,853	4,911
Total gross loans	$2,189	$1,184	$21,601	$24,974	$1,336,074	$1,361,048

At September 30, 2013 and December 31, 2012, all loans 90 days or more past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $11 thousand and $5 thousand of overdraft deposit account balances 90 days or more past due at September 30, 2013 and December 31, 2012, respectively. Total non-performing loans amounted to $19.9 million and $21.6 million at September 30, 2013 and December 31, 2012, respectively. Non-accrual loans which were not adversely classified amounted to $1.0 million at September 30, 2013 and $1.2 million at December 31, 2012. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due occurred primarily within the commercial real estate, commercial and industrial and construction portfolios, with the majority of these loans just 30 days overdue at September 30, 2013, and had subsequent payments made in October.

The ratio of non-accrual loans to total loans amounted to 1.35% at September 30, 2013, 1.59% at December 31, 2012, and 1.80% at September 30, 2012.

At September 30, 2013, additional funding commitments for loans on non-accrual status totaled $700 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company’s discretion.

- Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.

Impaired loans include TDR loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

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

Total impaired loans amounted to $28.6 million and $37.4 million, at September 30, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $9.1 million and $16.6 million at September 30, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $19.5 million and $20.8 million as of September 30, 2013 and December 31, 2012, respectively.  The decrease was primarily due to the changes discussed above under the heading "Adversely Classified Loans."

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at September 30, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$17,001	$14,702	$11,630	$3,072	$544
Commercial and industrial	10,215	8,942	3,934	5,008	2,602
Commercial construction	4,319	4,193	2,232	1,961	875
Residential	677	628	373	255	68
Home equity	110	108	—	108	34
Consumer	18	18	—	18	18
Total	$32,340	$28,591	$18,169	$10,422	$4,141

Balance at December 31, 2012
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$24,760	$22,859	$18,735	$4,124	$1,041
Commercial and industrial	12,184	10,831	6,016	4,815	2,186
Commercial construction	3,091	2,932	995	1,937	753
Residential	687	648	390	258	65
Home equity	110	109	—	109	87
Consumer	14	14	—	14	14
Total	$40,846	$37,393	$26,136	$11,257	$4,146

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$15,405	$42	$22,952	$127
Commercial and industrial	9,081	23	9,613	19
Commercial construction	3,540	17	2,438	24
Residential	741	3	836	3
Home equity	109	—	50	—
Consumer	18	1	15	—
Total	$28,894	$86	$35,904	$173

The following table presents the average recorded investment in impaired loans and the related interest recognized during the nine month periods indicated.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$18,572	$191	$23,853	$437
Commercial and industrial	9,312	77	10,028	105
Commercial construction	3,114	50	2,195	41
Residential	785	7	758	8
Home equity	119	—	50	—
Consumer	17	1	17	1
Total	$31,919	$326	$36,901	$592

At September 30, 2013, additional funding commitments for impaired loans totaled $700 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may be made at the Company's discretion.

- Troubled Debt Restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants the borrower a concession on the terms, that would not otherwise be considered, as a result of financial difficulties of the borrower.  Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest) which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. TDR loans are included in the impaired loan category and, as such, these loans are individually evaluated and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan figures above, as of September 30, 2013 and December 31, 2012, were $19.4 million and $26.6 million, respectively.

TDR loans on accrual status amounted to $8.6 million and $16.0 million at September 30, 2013 and December 31, 2012, respectively. During the current quarter, an accruing TDR commercial real estate relationship of approximately $6.0 million was upgraded and removed from impaired/TDR status, due to the borrower’s improved financial condition and sustained performance over time. TDR loans included in non-performing loans amounted to $10.8 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

Troubled debt restructure agreements entered into during the three month period ended September 30, 2013 are detailed below.

	Three months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$342	$291
Commercial and industrial	1	89	42
Commercial construction	1	769	769
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	3	$1,200	$1,102

There were no loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the three months ended September 30, 2013.

Troubled debt restructure agreements entered into during the nine month period ended September 30, 2013 are detailed below.

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$342	$291
Commercial and industrial	2	189	104
Commercial construction	1	769	769
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	4	$1,300	$1,164

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the period noted are detailed below.

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	1	62
Commercial construction	1	31
Residential	—	—
Home equity	—	—
Consumer	—	—
Total	3	$230

There were $38 thousand in charge-offs associated with the TDRs, noted in the table above, during the nine months ended September 30, 2013. Included in the table above were two TDRs modified during the previous twelve months which defaulted and were subsequently transferred to OREO during the current year-to-date period with a total post modification outstanding balance of $168 thousand. At September 30, 2013, specific reserves allocated to the TDRs entered into during the 2013 period amounted to $80 thousand, as management considered it likely the principal would ultimately be collected.

Troubled debt restructure agreements entered into during the three month period ended September 30, 2012 are detailed below.

	Three months ended September 30, 2012
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	—	—	—
Commercial construction	2	716	716
Residential	1	259	259
Home equity	—	—	—
Consumer	—	—	—
Total	3	$975	$975

There were no loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the three months ended September 30, 2012.

Troubled debt restructure agreements entered into during the nine month period ended September 30, 2012 are detailed below.

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

	Nine months ended September 30, 2012
(Dollars in thousands)	Number of TDR's that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	3	14
Commercial construction	—	—
Residential	1	126
Home Equity	—	—
Consumer	—	—
Total	4	$140

There were no charge-offs associated with the TDRs noted in the tables above during the nine months ended September 30, 2012.  At September 30, 2012, specific reserves allocated to the TDRs entered into during the 2012 period amounted to $92 thousand, as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing new 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $4 thousand for the nine months ended September 30, 2012.

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

The carrying value of OREO at September 30, 2013 was $114 thousand and consisted of 1 property, compared to $500 thousand comprised of 1 property at December 31, 2012. During the nine months ended September 30, 2013, 2 properties were added to OREO and 2 properties were sold, 1 of which was held at December 31, 2012. There was $121 thousand of gains realized on the sale of OREO in 2013. There were $45 thousand of gains realized on OREO sales during the nine months ended September 30, 2012. During the current year, a write down of $23 thousand was booked on the remaining property to reflect current expected realizable value base on pending sales agreement.

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

The allowance for loan losses amounted to $26.0 million at September 30, 2013 compared to $24.3 million at December 31, 2012. The allowance for loan losses to total loans ratio was 1.77% at September 30, 2013 and 1.78% at December 31, 2012 compared to 1.84% at September 30, 2012.

During the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a September 30, 2013 carrying value of $17.2 million. These purchased loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2013.

Changes in the allowance for loan losses by segment for the three months ended September 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2013	$13,020	$7,633	$3,154	$1,033	$682	$149	$25,671
Provision	162	422	28	(24)	(34)	29	583
Recoveries	34	15	—	—	—	3	52
Less: Charge offs	192	70	—	36	—	9	307
Ending Balance at September 30, 2013	$13,024	$8,000	$3,182	$973	$648	$172	$25,999

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	1,342	850	(324)	27	(57)	62	1,900
Recoveries	95	56	50	128	21	9	359
Less: Charge offs	206	203	—	36	44	25	514
Ending Balance at September 30, 2013	$13,024	$8,000	$3,182	$973	$648	$172	$25,999
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$544	$2,602	$875	$68	$34	$18	$4,141
Allotted to loans collectively evaluated for impairment	$12,480	$5,398	$2,307	$905	$614	$154	$21,858

Changes in the allowance for loan losses by segment for the three months ended September 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2012	$10,997	$7,205	$3,329	$774	$721	$100	$23,126
Provision	224	423	12	17	104	20	800
Recoveries	15	35	—	—	—	4	54
Less: Charge offs	8	33	—	—	—	9	50
Ending Balance at September 30, 2012	$11,228	$7,630	$3,341	$791	$825	$115	$23,930

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2011	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	589	933	426	(22)	209	15	2,150
Recoveries	15	227	2	—	1	7	252
Less: Charge offs	231	1,098	100	182	—	21	1,632
Ending Balance at September 30, 2012	$11,228	$7,630	$3,341	$791	$825	$115	$23,930
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$817	$2,613	$728	$93	$50	$15	$4,316
Allotted to loans collectively evaluated for impairment	$10,411	$5,017	$2,613	$698	$775	$100	$19,614

The balances of loans as of September 30, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$14,702	$788,367	$803,069
Commercial and industrial	8,942	337,946	346,888
Commercial construction	4,193	111,061	115,254
Residential	628	128,794	129,422
Home equity	108	72,724	72,832
Consumer	18	6,688	6,706
Deferred Fees	—	(1,475)	(1,475)
Total loans	$28,591	$1,444,105	$1,472,696

The balances of loans as of December 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$22,859	$687,406	$710,265
Commercial and industrial	10,831	317,748	328,579
Commercial construction	2,932	118,435	121,367
Residential	648	119,630	120,278
Home equity	109	75,539	75,648
Consumer	14	4,897	4,911
Deferred Fees	—	(1,393)	(1,393)
Total loans	$37,393	$1,322,262	$1,359,655

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

The total net periodic benefit cost, which was comprised of interest cost only, was $33 thousand for the three months ended September 30, 2013 compared to $38 thousand for the three months ended September 30, 2012, and $100 thousand for the nine months ended September 30, 2013 compared to $114 thousand for the nine months ended September 30, 2012.

Benefits paid amounted to $69 thousand and $207 thousand for both the three and nine months ended September 30, 2013 and September 30, 2012, respectively. The Company anticipates accruing an additional $33 thousand to the plan during the remainder of 2013.

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

The following table illustrates the net periodic post retirement benefit cost for the supplemental life insurance plans for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Service Cost	$—	$3	$1	$6
Interest Cost	18	17	53	51
Net periodic post retirement benefit cost	$18	$20	$54	$57

(9)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2012 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $380 thousand and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared to $304 thousand and $956 thousand for the three and nine months ended September 30, 2012, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $75 thousand and $344 thousand for the three and nine months ended September 30, 2013, respectively, compared to $65 thousand and $190 thousand for the three and nine months ended September 30, 2012, respectively.

There were a total of 44,475 and 67,750 stock option awards granted to employees during the nine months ended September 30, 2013 and 2012, respectively. Options granted in 2013 will vest 50% in year two and 50% in year four, on the anniversary date of the awards. Options granted in 2012 generally vest equally over four years, on the anniversary date of the award. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. The 2013 options expire ten years from the date of grant and the 2012 options expire seven years from the date of grant.

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

	Nine months ended September 30,
	2013	2012
Options granted	44,475	67,750
Average assumptions used in the model:
Expected volatility	48%	50%
Expected dividend yield	2.99%	2.88%
Expected life in years	7.0	5.5
Risk-free interest rate	1.30%	1.38%
Market price on date of grant	$16.46	$16.25
Per share weighted average fair value	$6.58	$6.33
Fair value as a percentage of market value at grant date	40%	39%

Refer to Note 12 “Stock-Based Compensation Plans” in the Company’s 2012 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Restricted Stock Awards

Stock-based compensation expense recognized in association with restricted stock awards amounted to $265 thousand and $746 thousand for the three and nine months ended September 30, 2013, respectively, compared to $207 thousand and $623 thousand for the three and nine months ended September 30, 2012, respectively.

During the nine months ended September 30, 2013, the Company granted 79,206 shares of common stock in the form of restricted stock awards. The awards were comprised of 25,325 shares awarded to employees generally vesting over four years in equal portions beginning on or about the first anniversary date of the award, 47,735 shares awarded to certain individuals that are performance based awards which vest upon the Company achieving certain predefined performance objectives and 6,146 shares awarded to directors vesting over two years in equal portions beginning on or about the first anniversary date of the award. The weighted average grant date fair value of the restricted stock awarded was $16.45 per share, the weighted average market value of the common stock on the grant dates.

During the nine months ended September 30, 2012, the Company granted 71,376 shares of common stock in the form of restricted stock awards comprised of 62,160 shares awarded to employees, generally vesting over four years, 3,000 shares awarded to an executive officer vesting immediately and 6,216 shares awarded to directors vesting over two years.  The weighted average grant date fair value of the restricted stock awarded was $16.25 per share, which reflects the weighted average market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committees meetings amounted to $40 thousand and $149 thousand for the three and nine months ended September 30, 2013, respectively, compared to $32 thousand and $143 thousand for the three and nine months ended September 30, 2012, respectively. In January 2013, directors were issued 12,592 shares of common stock in lieu of cash fees related to the 2012 annual directors’ stock-based compensation expense of $184 thousand and a market value price of $14.63 per share, the market value of the common stock on the opt-in measurement date, January 3, 2012.

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2013.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2007 through 2012 tax years.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	9,932,060	9,613,386	9,824,984	9,567,294
Dilutive shares	94,528	78,904	84,035	71,828
Diluted weighted average common shares outstanding	10,026,588	9,692,290	9,909,019	9,639,122

For the nine months ended September 30, 2013, there were an additional 86 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$183,509	$—	$183,509	$—
Equity securities	11,909	11,909	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,210	—	—	6,210
Other real estate owned	114	—	—	114

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$173,796	$—	$173,796	$—
Equity securities	10,668	10,668	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,110	—	—	7,110
Other real estate owned	500	—	—	500

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2013 or the year ended December 31, 2012. There were no liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2013 or December 31, 2012. There were no gains and $23 thousand of losses due to changes in fair value, recorded in earnings for level 3 assets for the nine months ended September 30, 2013, and no gains or losses for the year ended December 31, 2012.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at September 30, 2013 amounted to $2.6 million compared to $3.3 million at December 31, 2012, a net decrease of $727 thousand.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  The carrying values of OREO at both September 30, 2013 and December 31, 2012 consisted of one property, respectively, at the end of each period. Two properties were added and two properties were sold during 2013; net gains realized on the sale of the OREO properties were $121 thousand. During the current year a write down of $23 thousand was booked on the remaining property to reflect current expected realizable value base on pending sales agreement.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2013.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,324	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$6,210	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$114	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at September 30, 2013 and December 31, 2012 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The Company estimates the fair value of these derivatives using the difference between the guaranteed interest rate in the commitment and the current market interest rate.  To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan.  The commitments to sell loans are also considered derivative instruments, with estimated fair values based on changes in current market rates.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At September 30, 2013 and December 31, 2012, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2013 and December 31, 2012 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2013 and December 31, 2012.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2013 and December 31, 2012 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,061	$1,069	$—	$1,069	—
Loans, net	1,446,697	1,482,608	—	—	1,482,608
Financial liabilities:
Certificates of deposit (including brokered)	259,330	258,054	—	258,054	—
Borrowed funds	1,880	1,883	—	1,883	—
Junior subordinated debentures	10,825	11,583	—	—	11,583

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$8,557	$8,603	$—	$8,603	—
Loans, net	1,335,401	1,355,893	—	—	1,355,893
Financial liabilities:
Certificates of deposit (including brokered)	231,198	231,687	—	231,687	—
Borrowed funds	26,540	26,553	—	26,553	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

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

Overview

Executive Summary

The Company continued to focus on organic growth and market expansion while management remains committed to strategic investments in technology, our communities, and our family of Enterprise employees. In April 2013, the Company opened a branch office in Lawrence, MA. We continue to build for the Company's future by strengthening our franchise in Massachusetts and Southern New Hampshire, with the pending completion of our 22nd full service branch office, located in Nashua, NH, which is scheduled to open in the fourth quarter of 2013.

Through the first nine months of 2013, total assets increased $166.8 million, or 10.0%, compared to December 31, 2012, amounting to $1.83 billion at September 30, 2013. Loans outstanding and deposits, excluding brokered deposits, have increased $113.0 million, or 8%, and $130.4 million, or 9%, respectively, in the first nine months of 2013. On an annualized basis, total assets, loans and deposits, excluding brokered deposits, have grown 13%, 11% and 12%, respectively, in 2013.

Net income for the three months ended September 30, 2013 amounted to $3.5 million, representing an increase of $470 thousand, or 15%, compared to the same three month period in 2012. Diluted earnings per share were $0.35 for the three months ended September 30, 2013, an increase of 9%, compared to the same period in the prior year. Net income for the nine months ended September 30, 2013 amounted to $10.0 million, representing an increase of $904 thousand, or 10%, compared to the same nine month period in 2012. Diluted earnings per share were $1.01 for the nine months ended September 30, 2013, an increase of 6%, compared to the same period in the prior year.

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings).  Net interest income expressed as a percentage of average interest earning assets is referred to as net interest margin.  The Company reports net interest margin on a tax equivalent basis ("margin"). Consistent with industry trends, during the first nine months of 2013, the Company's margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. The Company's success in growing the commercial loan portfolio and its low cost deposit base has helped to offset the impact of this margin compression.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the current year compared to the same 2012 periods. Additionally, the September 30, 2013 financial results benefited from a lower loan loss provision compared to the same periods in 2012. Non-interest income also increased as a result of higher gains on securities sales in the current year.

Composition of Earnings

Net interest income for the three months ended September 30, 2013 amounted to $16.6 million, an increase of $985 thousand, or 6%, compared to the same period in 2012. Net interest income for the nine months ended September 30, 2013 amounted to $48.6 million, an increase of $2.6 million, or 6%, compared to the same period in 2012. This increase in net interest income was due primarily to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin (“margin”). Average loan balances (including loans held for sale) increased $166.5 million and $156.0 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Net interest margin was 4.02% for the quarter ended September 30, 2013, compared to 4.20% for the quarter ended September 30, 2012. Year-to-date margins were 4.09% and 4.29% for the nine months ended September 30, 2013 and 2012, respectively.

The provision for loan losses amounted to $583 thousand for the three months ended September 30, 2013, compared to $800 thousand for the same period in 2012. For the nine months ended September 30, 2013 and 2012, the provision for loan losses amounted to $1.9 million and $2.2 million, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the nine months ended September 30, 2013 was $113.0 million, compared to $52.9 million during the same period in 2012. Total non-performing assets as a percentage of total assets were 1.09% at September 30, 2013, compared to 1.50% at September 30, 2012. For the nine months ended September 30, 2013, the Company recorded net charge-offs of $155 thousand compared to $1.4 million for the nine months ended September 30, 2012. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.77% at September 30, 2013, 1.78% at December 31, 2012 and 1.84% at September 30, 2012.

For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three and nine months ended September 30, 2013 amounted to $3.2 million and $10.4 million, respectively. This represents increases of $183 thousand, or 6%, and $1.4 million, or 16%, compared to the same three and nine month periods, respectively, in 2012. Current year non-interest income benefited primarily from gains on securities sales, with the majority of sales occurring in the first six months of 2013. The quarter and year-to-date increases also included increases in investment advisory fee income and deposit and interchange fees.

Non-interest expense for the three months ended September 30, 2013 amounted to $13.8 million, an increase of $771 thousand, or 6%, compared to the third quarter of 2012. For the nine months ended September 30, 2013, non-interest expense amounted to $41.7 million, an increase of $2.9 million, or 7%, compared to the same period in the prior year. Increased expenses related to salaries and benefits over the comparable periods in the prior year were primarily due to the Company's strategic growth initiatives, including branch and market expansion. This growth also resulted in increased occupancy and technology expenses in the current year-to-date period compared to the same period in 2012. Also impacting the current year-to-date period were increases in advertising, primarily due to the timing of corporate community events, and “other expenses” primarily due to deposit program and loan servicing costs.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks to provide additional funding sources and to aid in the company's asset liability and interest rate risk positioning. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $195.4 million at September 30, 2013, and comprised 11% of total assets at both September 30, 2013 and December 31, 2012.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, primarily high quality commercial loans.  Total loans increased $113.0 million, or 8%, since December 31, 2012, primarily in commercial real estate, and amounted to $1.47 billion, or 80% of total assets, at September 30, 2013. Total commercial loans amounted to $1.27 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2012.

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

At September 30, 2013, deposits, excluding brokered deposits, amounted to $1.60 billion, an increase of $130.4 million, or 9%, from December 31, 2012 balances. This increase since December 31, 2012 was primarily due to increases in checking account balances of $71.0 million, or 12%, and savings and money market account balances of $79.7 million, or 12%, partially offset by a decrease of $20.4 million, or 9%, in CD balances.

Wholesale funding amounted to $53.4 million at September 30, 2013, compared to $29.6 million at December 31, 2012.  As part of the Company's asset-liability management strategy to protect against rising rates, in the second quarter of 2013, wholesale funding balances were shifted from overnight FHLB borrowings to brokered CDs with an average life of approximately five years.

Wholesale funding included FHLB advances of $1.9 million and $26.5 million at September 30, 2013 and December 31, 2012, respectively, and brokered deposits of $51.5 million and $3.0 million at September 30, 2013 and December 31, 2012, respectively.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development. The Company has opened two branch offices in the last year, and another office in Nashua, NH is scheduled to open by the end of the year, our fifth southern NH location. The Company believes that each of these offices is strategically located to complement existing locations while expanding the Company's geographic market footprint. This branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and wealth management and insurance services.

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

Any prolonged deterioration of the current economic environment could weaken the local New England economy and have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, further deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the

Company’s financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a continuation or worsening of the current economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2013, and the recently adopted changes to the regulatory capital framework, see the section entitled “Capital Resources” contained in this Item 2 below. At September 30, 2013, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

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

Financial Condition

Total assets increased $166.8 million, or 10%, since December 31, 2012, to $1.83 billion at September 30, 2013.  The balance sheet composition and changes since December 31, 2012 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 6% of total assets at September 30, 2013, compared to 3% at December 31, 2012.

Investments

At September 30, 2013, the carrying value of the investment portfolio amounted to $195.4 million, an increase of $11.0 million, or 6%, compared to December 31, 2012.

The following table summarizes investments at the dates indicated:

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$63,184	32.3%	$65,685	35.6%	$75,739	39.5%
Federal agency mortgage backed securities (MBS)(1)	56,011	28.7%	49,674	26.9%	48,700	25.4%
Municipal securities	58,896	30.1%	56,523	30.7%	56,551	29.5%
Corporate bonds	4,731	2.4%	1,914	1.0%	656	0.3%
Certificates of deposits	687	0.4%	—	—%	500	0.3%
Total fixed income securities	183,509	93.9%	173,796	94.2%	182,146	95.0%
Equity investments	11,909	6.1%	10,668	5.8%	9,550	5.0%
Total available for sale investments at fair value	$195,418	100.0%	$184,464	100.0%	$191,696	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $18.9 million, $23.6 million, and $25.8 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.

Certificates of Deposits ("CDs") represent term deposits issued by banks, that are subject to FDIC insurance, and purchased on the open market. The Company utilizes these CDs as an alternative investment option to holding short-term excess cash in lower yielding overnight deposit accounts. These securities have maturities of less than a year and the market value approximates the carrying value.

During the nine months ended September 30, 2013, the total principal pay downs, calls and maturities amounted to $13.7 million.  During the period, the Company purchased $35.7 million in securities. In addition, management sold investment securities with an amortized cost of approximately $7.3 million realizing net gains on sales of $1.0 million, primarily on equity investments in the first half of 2013 in order to capitalize on market opportunities.

Net unrealized gains on the investment portfolio amounted to $3.4 million at September 30, 2013 compared to $6.4 million at December 31, 2012 and $6.5 million at September 30, 2012. The Company attributes the decrease in net unrealized gains in the current period primarily to the impact of increases in current market yields on the Company's fixed income securities. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 4, “Investment Securities,” and Note 12, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million for each of the periods ended September 30, 2013, December 31, 2012 and September 30, 2012. See Note 5, “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 80% of total assets as of September 30, 2013, compared to 82% at December 31, 2012.  Total loans increased $113.0 million, or 8%, compared to December 31, 2012, and $174.3 million, or 13%, since September 30, 2012.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$803,069	54.5%	$710,265	52.2%	$687,920	52.9%
Commercial and industrial	346,888	23.5%	328,579	24.1%	320,278	24.7%
Commercial construction	115,254	7.8%	121,367	8.9%	120,684	9.3%
Total commercial loans	1,265,211	85.8%	1,160,211	85.2%	1,128,882	86.9%
Residential mortgages	129,422	8.8%	120,278	8.8%	92,967	7.1%
Home equity loans and lines	72,832	4.9%	75,648	5.6%	73,517	5.7%
Consumer	6,706	0.5%	4,911	0.4%	4,380	0.3%
Total retail loans	208,960	14.2%	200,837	14.8%	170,864	13.1%

Gross loans	1,474,171	100.0%	1,361,048	100.0%	1,299,746	100.0%
Deferred fees, net	(1,475)		(1,393)		(1,379)
Total loans	1,472,696		1,359,655		1,298,367
Allowance for loan losses	(25,999)		(24,254)		(23,930)
Net loans	$1,446,697		$1,335,401		$1,274,437

Commercial real estate loans increased $92.8 million, or 13%, as of September 30, 2013, compared to December 31, 2012, and increased 17% compared to September 30, 2012.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $18.3 million, or 6%, since December 31, 2012, and increased 8% as compared to September 30, 2012.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans decreased by $6.1 million, or 5%, since December 31, 2012, and also decreased 4% as compared to September 30, 2012. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $8.1 million, or 4%, since December 31, 2012 and increased by $38.1 million, or 22%, since September 30, 2012.  The increase since the prior year was primarily within the residential mortgage portfolio, partially offset by a slight decrease in home equity loans and lines. In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a balance at September 30, 2013 of $17.2 million.

At September 30, 2013, commercial loan balances participated out to various banks amounted to $52.9 million, compared to $53.6 million at December 31, 2012, and $51.4 million at September 30, 2012.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $35.0 million, $28.6 million and $25.8 million at September 30, 2013, December 31, 2012, and September 30, 2012, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

The Company’s loan risk rating system classifies loans depending on risk of loss characteristics.  The classifications range from “substantially risk free” for the highest quality loans and loans that are secured by cash collateral, to the more severe adverse classifications of “substandard,” “doubtful” and “loss” based on criteria established under banking regulations.  Loans classified as "substandard" include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as "doubtful" have all the weaknesses inherent in a substandard rated loan with the added characteristic that the weaknesses make collection or full payment from liquidation, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Loans classified as "loss" are generally considered uncollectible at present, although long term recovery of part or all of loan proceeds may be possible.  These “loss” loans would require a specific loss reserve or charge-off.  Adversely classified loans may be accruing or in non-accrual status and may be additionally designated as restructured and/or impaired, or some combination thereof. Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

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

Asset Quality

At September 30, 2013, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $26.1 million, compared to $34.4 million at December 31, 2012.  The decrease in adversely classified loans since the prior period was due primarily to paydowns on several commercial relationships, and upgraded commercial loans, in particular one larger commercial real estate relationship of approximately $6.0 million classified as an accruing TDR at December 31, 2012 which was upgraded during the period, due to the borrower's improved financial condition and sustained performance over time, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $7.2 million at September 30, 2013 and $14.0 million at December 31, 2012.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $18.9 million and $20.4 million at September 30, 2013 and December 31, 2012, respectively.  Non-accrual loans which were not adversely classified amounted to $1.0 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Commercial real estate	$11,276	$12,608	$12,655
Commercial and industrial	5,722	6,993	8,378
Commercial construction	1,950	743	809
Residential	648	862	1,119
Home equity	287	390	348
Consumer	4	—	2
Total non-accrual loans	19,887	21,596	23,311
Overdrafts > 90 days past due	11	5	—
Total non-performing loans	19,898	21,601	23,311
Other real estate owned (“OREO”)	114	500	1,250
Total non-performing assets	$20,012	$22,101	$24,561
Total Loans	$1,472,696	$1,359,655	$1,298,367
Accruing TDR loans not included above	$8,613	$16,039	$13,206
Delinquent loans 60-89 day past due	$612	$1,184	$1,796
Non-performing loans to total loans	1.35%	1.59%	1.80%
Non-performing assets to total assets	1.09%	1.33%	1.50%
Loans 60-89 days past due to total loans	0.04%	0.09%	0.14%
Adversely classified loans to total loans	1.77%	2.53%	2.76%
Allowance for loan losses	$25,999	$24,254	$23,930
Allowance for loan losses: Non-performing loans	130.66%	112.28%	102.66%
Allowance for loan losses: Total loans	1.77%	1.78%	1.84%

Total impaired loans amounted to $28.6 million and $37.4 million at September 30, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $9.1 million and $16.6 million at September 30, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $19.5 million and $20.8 million as of September 30, 2013 and December 31, 2012, respectively.  The overall decrease in impaired loans was primarily due to paydowns on several commercial relationships and upgraded commercial loans, as discussed above, partially offset by additional credit downgrades during the period.

In management’s opinion, the majority of impaired loan balances at September 30, 2013 and December 31, 2012 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at September 30, 2013, impaired loans totaling $18.2 million required no specific reserves and impaired loans totaling $10.4 million required specific reserve allocations of $4.1 million.  At December 31, 2012, impaired loans totaling $26.1 million required no specific reserves and impaired loans totaling $11.3 million required specific reserve allocations of $4.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of September 30, 2013 and December 31, 2012 were $19.4 million and $26.6 million, respectively.  TDR loans on accrual status amounted to $8.6 million and $16.0 million at September 30, 2013 and December 31, 2012, respectively. During the current quarter, a larger accruing TDR commercial real estate relationship was upgraded and removed from impaired/TDR status, as noted above. TDR loans included in non-performing loans amounted to $10.8 million and $10.5 million at September 30, 2013 and December 31, 2012, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at September 30, 2013 was $114 thousand and consisted of one property; two properties were added and two properties were sold during the 2013 period; there were $121 thousand in net gains realized on the sale of these

OREO properties.  During the current year, a write down of $23 thousand was booked on the remaining property to reflect current expected realizable value based on pending sales agreement. The carrying value of OREO at December 31, 2012 and September 30, 2012 was $500 thousand and $1.3 million respectively. During the nine months ended September 30, 2012, two properties were sold; there were gains of $45 thousand realized on these OREO sales.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2012 periods, as indicated by the improving statistics related to migration of adversely classified, non-accrual and impaired loans and the level of OREO properties held as of September 30, 2013. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, the experience level of lenders and changes in underwriting criteria, and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience as well as the qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

In the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a current carrying value of $17.2 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region. These purchased residential loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

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

The allowance for loan losses to total loans ratio was 1.77% at September 30, 2013 and 1.78% at December 31, 2012.  Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2013.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2013	2012
Balance at beginning of year	$24,254	$23,160

Provision charged to operations	1,900	2,150

Recoveries on charged-off loans:
Commercial real estate	95	15
Commercial and industrial	56	227
Commercial construction	50	2
Residential	128	—
Home equity	21	1
Consumer	9	7
Total recoveries	359	252
Charged-off loans
Commercial real estate	206	231
Commercial and industrial	203	1,098
Commercial construction	—	100
Residential	36	182
Home equity	44	—
Consumer	25	21
Total Charged off	514	1,632

Net loans recovered / (charged-off)	(155)	(1,380)
Ending Balance	$25,999	$23,930
Annualized net loans recovered / (charged-off): Average loans outstanding	(0.01)%	(0.15)%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk","Asset Quality” and “Allowance for Loan Losses” contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s 2012 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$440,931	26.7%	$386,643	26.2%	$375,924	25.6%
Interest bearing checking	227,319	13.7%	210,564	14.3%	189,963	12.9%
Total checking	668,250	40.4%	597,207	40.5%	565,887	38.5%

Savings	176,638	10.7%	154,680	10.5%	166,874	11.3%
Money markets	549,729	33.2%	491,942	33.3%	490,655	33.4%
Total savings/money markets	726,367	43.9%	646,622	43.8%	657,529	44.7%

Certificates of deposit	207,782	12.6%	228,166	15.5%	243,978	16.6%
Total non-brokered deposits	$1,602,399	96.9%	$1,471,995	99.8%	$1,467,394	99.8%

Brokered deposits	51,548	3.1%	3,032	0.2%	3,032	0.2%
Total deposits	$1,653,947	100.0%	$1,475,027	100.0%	$1,470,426	100.0%

Total deposits increased $178.9 million, or 12%, compared to December 31, 2012, and increased $183.5 million, or 12%, since September 30, 2012. This increase since December 31, 2012 was primarily comprised of increases of $71.0 million, or 12%, in checking account balances and $79.7 million, or 12%, in savings and money market account balances, as well as increases in brokered deposits of $48.5 million, partially offset by a decrease of $20.4 million in CDs. The increases in non-brokered deposits were attributed to sales and marketing efforts and general inflow of funds into the deposit marketplace.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth. As part of the Company's asset-liability management strategy, during the current year, wholesale funding balances were shifted from overnight FHLB borrowings to brokered CDs with an average life of approximately five years.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $1.9 million at September 30, 2013, compared to $26.5 million at December 31, 2012 and $3.0 million September 30, 2012, respectively. As noted above, borrowed fund balances have declined since year end as the Company has utilized brokered CDs as a strategic funding source.

At September 30, 2013, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $321.4 million and capacity to borrow from the FRB Discount window of approximately $59.4 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at September 30, 2013, December 31, 2012 and September 30, 2012, respectively, in addition to the borrowed funds noted above.

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

At September 30, 2013, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks in increments that are covered by FDIC insurance, or term deposits brokered from large money center banks.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2013, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.

The current regulatory requirements and the Company’s actual capital amounts and ratios are presented as of September 30, 2013 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$170,168	11.41%	$119,332	8.00%	$149,165	10.00%
Tier 1 Capital (to risk weighted assets)	$150,271	10.07%	$59,666	4.00%	$89,499	6.00%
Tier 1 Capital (to average assets) or Leverage ratio	$150,271	8.55%	$70,326	4.00%	$87,908	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $948 thousand of the $3.4 million in cash dividends paid through September 30, 2013, into 55,111 shares of the Company’s common stock.

As previously announced on October 15, 2013, the Company declared a quarterly dividend of $0.115 per share to be paid on December 2, 2013 to shareholders of record as of November 11, 2013. The quarterly dividend represents a 4.5% increase over the 2012 dividend rate.

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

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule emphasizes common equity tier 1 (“CET1”) capital and implements strict eligibility criteria for regulatory capital instruments while also modifying the methodology for calculating risk-weighted assets to enhance risk sensitivity. The final rule also increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Although community banks must generally begin complying with the final rules on January 1, 2015, management believes the Company would satisfy the higher capital ratios imposed by Basel III as of September 30, 2013.

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
__________________________________________
(1) Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of September 30, 2013.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Investment advisory and management services	$516,430	$480,216	$465,415
Brokerage and management services	118,022	108,679	108,744
Total investment advisory assets	634,452	588,895	574,159
Commercial sweep accounts	3,707	3,460	4,759
Investment assets under management	$638,159	$592,355	$578,918

Investment assets under management increased $45.8 million, or 8%, since December 31, 2012 and $59.2 million, or 10%, since September 30, 2012.  The increase is primarily attributable to asset growth from both new business and market value appreciation.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.54 billion at September 30, 2013, $2.33 billion at December 31, 2012, and $2.29 billion at September 30, 2012. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Unless otherwise indicated, the reported results are for the three months ended September 30, 2013 with the “comparable period,” and “prior period” being the three months ended September 30, 2012. Average yields are presented on a tax equivalent basis.

The Company’s third quarter 2013 net income amounted to $3.5 million compared to $3.1 million for the same period in 2012, an increase of 15%.  Diluted earnings per common share were $0.35 and $0.32 for the three months ended September 30, 2013 and September 30, 2012, respectively, an increase of 9%.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the current year compared to the same 2012 periods. Additionally, the September 30, 2013 results benefited from a lower loan loss provision compared to the same periods in 2012.

Net Interest Income

The Company’s net interest income for the quarter ended September 30, 2013 amounted to $16.6 million, compared to $15.6 million for the quarter ended September 30, 2012, an increase of $985 thousand, or 6%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth partially offset by a decrease in tax equivalent net interest margin ("margin").

Net Interest Margin

The Company’s margin was 4.02% for the three months ended September 30, 2013 compared to 4.08% and 4.21% for the quarters ended June 30, 2013 and December 31, 2012, respectively. For the quarter ended September 30, 2012, margin was 4.20%.  Consistent with industry trends, the 2013 margin continued to trend downward, as the yield on interest earning assets has declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. Interest earning asset yields declined 28 basis points compared to the prior year, while the cost of funding declined by 10 basis points over the same period.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$780	$2,171	$(1,252)	$(139)
Investment securities	(10)	97	(74)	(33)
Other interest earning assets (1)	(6)	(7)	—	1
Total interest earnings assets	764	2,261	(1,326)	(171)
Interest Expense
Interest checking, savings and money market	(148)	63	(188)	(23)
Certificates of deposit	(200)	(82)	(145)	27
Brokered deposits	133	113	1	19
Borrowed funds	(6)	12	(9)	(9)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(221)	106	(341)	14
Change in net interest income	$985	$2,155	$(985)	$(185)
__________________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2013 and 2012.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,458,268	$17,104	4.70%	$1,291,818	$16,324	5.08%
Investments (3)	188,204	823	2.31%	172,577	833	2.48%
Other Interest Earning Assets (4)	40,788	19	0.18%	56,715	25	0.18%
Total interest earnings assets	1,687,260	17,946	4.33%	1,521,110	17,182	4.61%
Other assets	84,364			88,129
Total assets	$1,771,624			$1,609,239

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$907,237	525	0.23%	$828,263	673	0.32%
Certificates of deposit	212,302	350	0.65%	249,340	550	0.88%
Brokered deposits	52,101	138	1.05%	2,241	5	0.90%
Borrowed funds	5,684	6	0.41%	2,964	12	1.69%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,188,149	1,313	0.44%	1,093,633	1,534	0.56%

Net interest rate spread			3.89%			4.05%

Demand deposits	425,269	—		370,647	—
Total deposits, borrowed funds and debentures	1,613,418	1,313	0.32%	1,464,280	1,534	0.42%
Other liabilities	12,510			9,885
Total liabilities	1,625,928			1,474,165

Stockholders’ equity	145,696			135,074
Total liabilities and stockholders’ equity	$1,771,624			$1,609,239

Net interest income		$16,633			$15,648
Net interest margin (tax equivalent)			4.02%			4.20%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $434 thousand and $414 thousand for the quarters ended September 30, 2013 and September 30, 2012, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB stock.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

Interest and Dividend Income

For the third quarter of 2013, total interest and dividend income amounted to $17.9 million, an increase of $764 thousand, or 4%, compared to the prior period.  The increase resulted primarily from an increase of $166.2 million, or 11%, in the average balance of interest earning assets for the quarter ended September 30, 2013 compared to the third quarter of 2012, primarily in loans, partially offset by a 28 basis point decline in the yield on interest earning assets due primarily to the lower interest rate environment during the period.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $17.1 million for the quarter ended September 30, 2013, an increase of $780 thousand, or 5%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $166.5 million, or 13%, for the three months ended September 30, 2013 compared to the same period in 2012, while the average yield on these assets decline 38 basis points compared to the prior period and amounted to 4.70% for the three months ended September 30, 2013.

Income on investment securities amounted to $823 thousand, a decrease of $10 thousand, or 1% compared to the same period in 2012. This decrease primarily resulted from a decline in investment yields of 17 basis points, partially offset by an increase of $15.6 million, or 9%, in the average balance of investment securities.

Income on other interest earning assets has decreased $6 thousand compared to the same three month period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

Interest Expense

For the three months ended September 30, 2013, total interest expense amounted to $1.3 million, a decrease of $221 thousand, or 14%, compared to the prior period.  The decrease resulted primarily from a 10 basis point decrease in the average cost of funding, due primarily to the reduction in deposit market interest rates over the period, partially offset by an increase in wholesale funding.

Interest expense on interest checking, savings and money market accounts amounted to $525 thousand for the quarter ended September 30, 2013, a decrease of $148 thousand, or 22%, compared to the same quarter in the prior period. The decrease primarily resulted from a decrease of 9 basis points in the average cost of these accounts, to 0.23%, partially offset by an increase in average balances of $79.0 million, or 10%, for the three months ended September 30, 2013 compared to the same period in 2012.

Interest expense on CDs amounted to $350 thousand, a decrease of $200 thousand, or 36%, over the comparable period. The average cost of CDs decreased 23 basis points, to 0.65%, for the three months ended September 30, 2013 and the average balances decreased $37.0 million, or 15%, compared to the same prior period in 2012.

Interest expense on brokered deposits amounted to $138 thousand, an increase of $133 thousand over the comparable period. The average cost of brokered deposits amounted to 1.05%, for the three months ended September 30, 2013 and the average balances increased by $49.9 million compared to the 2012 period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $6 thousand for the third quarter of 2013, an decrease of $6 thousand over the same period last year.  The decrease was primarily attributed to a 128 basis point decline in average costs of these borrowings, partially offset by an increase in average balances of approximately $2.7 million for the quarter ended September 30, 2013 compared to the same period in 2012.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2013 and September 30, 2012.

For the three months ended September 30, 2013, the average balance of non-interest bearing demand deposits increased $54.6 million, or 15%, as compared to the same period in 2012.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 27% and 26% of total average deposit balances for the three months ended September 30, 2013 and 2012, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $583 thousand for three months ended September 30, 2013 a decrease of $217 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013 amounted to $3.2 million, an increase of $183 thousand, or 6%, as compared to the three months ended September 30, 2012.  The significant changes are discussed below.

•
Investment advisory income increased $177 thousand, or 19%, compared to the same quarter in the prior period primarily due to net asset growth from new business and changes in market values due to fluctuations in the investment markets.

•	Deposit and interchange fees increased $76 thousand, or 7%, compared to the same period in 2012, primarily due to electronic transaction fee income.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2013 amounted to $13.8 million, an increase of $771 thousand, or 6%, compared to the same period in 2012. The significant changes are discussed below.

•
Salaries and employee benefits increased $358 thousand, or 4%.  The increase is primarily due to increased personnel costs necessary to support the Company’s strategic growth and market expansion initiatives, including annual salary adjustments, since the prior period, partially offset by a reduction in expenses for incentives in the current quarter.

•	Advertising and public relations increased $73 thousand, or 18%, primarily due to costs which supported the Company’s expansion and business development efforts.

•	Audit, legal and other professional increased $103 thousand, or 31%, primarily due to increases in other professional and consulting costs in the current quarter.

•	Other operating expenses increased $197 thousand, or 21%, and included increases in deposit program costs and REO and workout expenses.

Results of Operations
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2013 with the “comparable period,” “prior year” and “prior period” being the nine months ended September 30, 2012. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2013 net income amounted to $10.0 million compared to $9.1 million for the same period in 2012, an increase of $904 thousand, or 10%.  Diluted earnings per common share were $1.01 for the nine months ended September 30, 2013 compared to $0.95 for the comparable 2012 period, an increase of 6%.

The Company's growth contributed to increases in net interest income, non-interest income and the level of operating expenses for the current year-to-date period compared to the same 2012 period. Additionally, the September 30, 2013 results benefited from a lower loan loss provision compared to the same period in 2012. Non-interest income also increased as a result of higher gains on securities sales in the current year.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2013 was $48.6 million compared to $46.0 million for the nine months ended September 30, 2012, an increase of $2.6 million, or 6%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin. Interest earning asset yields declined 33 basis points compared to the prior year, while the cost of funding decline by 14 basis points over the same period.

Net Interest Margin

The Company’s margin was 4.09% for the nine months ended September 30, 2013, compared to 4.29% in the comparable 2012 period.  Consistent with the industry, the margin continued to trend downward, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,620	$6,100	$(3,907)	$(573)
Investment Securities	(40)	547	(431)	(156)
Other Interest Earning Assets (1)	(28)	(33)	7	(2)

Total interest earnings assets	1,552	6,614	(4,331)	(731)

Interest Expense
Interest checking, savings and money market	(547)	204	(718)	(33)
Certificates of deposit	(761)	(297)	(543)	79
Brokered deposits	218	187	1	30
Borrowed funds	51	343	(31)	(261)
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(1,039)	437	(1,291)	(185)
Change in net interest income	$2,591	$6,177	$(3,040)	$(546)
_________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2013 and 2012.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,423,889	$50,130	4.75%	$1,267,935	$48,510	5.17%
Investments (3)	182,220	2,427	2.34%	155,276	2,467	2.71%
Other Interest Earning Assets(4)	24,586	40	0.22%	46,998	68	0.20%
Total interest earnings assets	1,630,695	52,597	4.42%	1,470,209	51,045	4.75%
Other assets	86,318			86,956
Total assets	$1,717,013			$1,557,165

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$873,525	1,657	0.25%	$799,681	2,204	0.37%
Certificates of deposit	219,188	1,163	0.71%	259,353	1,924	0.99%
Brokered deposits	28,516	223	1.05%	752	5	0.90%
Borrowed funds	31,521	92	0.39%	3,382	41	1.63%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	1,163,575	4,018	0.46%	1,073,993	5,057	0.63%

Net interest rate spread			3.96%			4.12%
Demand deposits	398,107	—		340,999	—
Total deposits, borrowed funds and debentures	1,561,682	4,018	0.34%	1,414,992	5,057	0.48%
Other liabilities	11,875			10,108
Total liabilities	1,573,557			1,425,100
Stockholders’ equity	143,456			132,065
Total liabilities and stockholders’ equity	$1,717,013			$1,557,165
Net interest income		$48,579			$45,988
Net interest margin (tax equivalent)			4.09%			4.29%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.3 million and $1.2 million for the periods ended September 30, 2013 and September 30, 2012 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $52.6 million for the nine months ended September 30, 2013, an increase of $1.6 million, or 3%, compared to the prior period.  The increase resulted primarily from an increase of $160.5 million, or 11%, in the average balance of interest earning assets, partially offset by a 33 basis point decline in the yield on interest earning assets due to the lower interest rate environment during the period.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $50.1 million, an increase of $1.6 million, or 3%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $156.0 million, or 12%, compared to the prior period, while the average yield on loans and loans held for sale had a decline of 42 basis points since the same period and amounted to 4.75% for the nine months ended September 30, 2013.

Income on investment securities amounted to $2.4 million, a decrease of $40 thousand, or 2%, compared to the same period in 2012. This decrease primarily resulted from a decline in investment yields of 37 basis points, partially offset by an increase of $26.9 million, or 17%, in the average balance of investment securities.

Income on other interest earning assets has decreased $28 thousand, or 41%,  compared to the same nine month period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

Interest Expense

For the nine months ended September 30, 2013, total interest expense amounted to $4.0 million, a decrease of $1.0 million, or 21%, compared to the prior period.  The decrease resulted primarily from a decline of 14 basis points in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by an increase in wholesale funding.

Interest expense on interest checking, savings and money market accounts amounted to $1.7 million for the nine months ended September 30, 2013, a decrease of $547 thousand, or 25%, over the same period in the prior year, resulting primarily from a decline in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts had a decline of 12 basis points to 0.25%, while the average balances had an increase of $73.8 million, or 9%, compared to the prior period.

Interest expense on CDs amounted to $1.2 million, a decrease of $761 thousand, or 40%, over the comparable period. The decrease was primarily due to a decline in rates over the comparable period and to a lesser extent, decreased average balances. The average cost of CDs decreased 28 basis points, to 0.71%, for the nine months ended September 30, 2013 while the average balances decreased $40.2 million, or 15%, compared to the same prior period in 2012.

Interest expense on brokered deposits amounted to $223 thousand, an increase of $218 thousand over the comparable period, primarily due to increased average balances. The average balances increased by $27.8 million compared to the 2012 period and the average cost of brokered deposits amounted to 1.05%, for the nine months ended September 30, 2013.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $92 thousand, an increase of $51 thousand compared to the same period last year.  The increase was primarily attributed to the increase in average balances of approximately $28.1 million, partially offset by a decline of 124 basis points in the average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $883 thousand and 10.88% for both the nine months ended September 30, 2013 and September 30, 2012.

For the nine months ended September 30, 2013, the average balance of non-interest bearing demand deposits, increased $57.1 million, or 17%, as compared to the same period in 2012.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 26% and 24% of total average deposit balances for the nine months ended September 30, 2013 and 2012, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.9 million for the nine months ended September 30, 2013, a decrease of $250 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2012 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2013 amounted to $10.4 million, an increase of $1.4 million, or 16%, as compared to the nine months ended September 30, 2012.  The significant changes are discussed below.

•
Investment advisory income increased $283 thousand, or 10%, compared to the same period in the prior year, primarily due to net asset growth from new business and changes in market values due to fluctuations in the investment markets.

•
Deposit and interchange fees increased $237 thousand, or 7%. Deposit and interchange fees primarily includes fees received on customer deposit accounts, ATM interchange income and the cost of our deposit rewards program.

•
Net gains on security sales for the nine months ended September 30, 2013 increased $834 thousand compared to the prior year, primarily in the first half of 2013. Investment sales are typically driven by market or strategic opportunities.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2013 amounted to $41.7 million, an increase of $2.9 million, or 7%, compared to the same period in 2012.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $1.7 million, or 7%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives, including annual salary adjustments, since the prior period.

•	Occupancy and equipment expenses increased $264 thousand, or 6%, mainly in the first quarter, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $243 thousand, or 8%, primarily as a result of investments to support our strategic growth, improve our service capabilities, and enhance business continuity and network infrastructure, mainly in the first half of 2013.

•	Advertising and public relations increased $353 thousand, or 21%, primarily as a result of our biennial community recognition event held in May 2013.

•	Other non-interest expense increased $253 thousand, or 8%, due to increased deposit program and loan servicing costs in the current year-to-date period compared with the same period in 2012.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

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

Net interest margin in 2013 continued to trend downward as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  At September 30, 2013, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2013) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2013.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2013.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) Notes to Unaudited Consolidated Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 8, 2013	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)