Form 10-K
period 2013-12-31
ENTERPRISE BANCORP INC /MA/
filed 2014-03-14
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
NONE
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid price and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $134,603,520 ($18.49 per share) as of June 28, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: March 3, 2014, Common Stock, par value $0.01, 10,036,489 shares outstanding

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 6, 2014 are incorporated by reference in Part III of this Form 10-K.

ENTERPRISE BANCORP, INC.

PART I

Item 1.	Business

Organization

Enterprise Bancorp, Inc. (the “Company” or “Enterprise”) is a Massachusetts corporation organized in 1996, which operates as the parent holding company of Enterprise Bank and Trust Company referred to as Enterprise Bank (the “Bank”). Substantially all of the Company’s operations are conducted through the Bank.  The Bank, a Massachusetts trust company and state chartered commercial bank which commenced banking operations in 1989, has five wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•	Enterprise Insurance Services, LLC, organized in 2000 in the state of Delaware for the purpose of engaging in insurance sales activities;

•
Enterprise Investment Services, LLC, organized in 2000 in the state of Delaware for the purpose of offering non-deposit investment products and services, under the name of "Enterprise Investment Services", and

•
Three Massachusetts security corporations, Enterprise Security Corporation (2005), Enterprise Security Corporation II (2007) and Enterprise Security Corporation III (2007), which hold various types of qualifying securities. The security corporations are limited to conducting securities investment activities that the Bank itself would be allowed to conduct under applicable laws.

Enterprise’s headquarters are located at 222 Merrimack Street in Lowell, Massachusetts.

The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

All material intercompany balances and transactions have been eliminated in consolidation.

Market Area

The Company’s primary market area is the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire.  Enterprise has 22 full service branch banking offices located in the Massachusetts cities and towns of Acton, Andover, Billerica, Chelmsford, Dracut, Fitchburg, Lawrence, Leominster, Lowell, Methuen, Tewksbury, Tyngsboro and Westford; and in the New Hampshire towns of Derry, Hudson, Nashua, Pelham and Salem, which serve those cities and towns as well as the surrounding communities.

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

The Company specializes in lending to business entities, non-profit organizations, professionals and individuals. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, strong community involvement, long-term relationships with established commercial developers and focused marketing strategies.  Loans made to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on primary and secondary residences, and secured and unsecured personal loans and lines of credit.  The Company seeks to manage its loan portfolio to avoid concentration by industry or loan size to lessen its credit risk exposure.

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

The Company maintains internal residential origination and underwriting staff that originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company contracts with an external loan review company to complete a monthly quality control review in accordance with secondary market underwriting requirements for residential mortgage loans sold and regulatory compliance monitoring. The sample reviewed is based on loan volume originated. Additionally, the Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

A management loan review committee, consisting of senior lending officers, loan review and accounting personnel is responsible for setting loan policy and procedures, as well as reviewing loans on the internal “watched asset list” and classified loan report. An internal credit review committee, consisting of senior lending officers and loan review personnel, meets to review loan requests related to borrowing relationships of certain dollar levels, as well as other borrower relationships recommended for discussion by committee members.

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

At December 31, 2013, the Bank’s statutory lending limit, based on 20% of capital (capital stock plus surplus and undivided profits, but excluding other comprehensive income), to any individual borrower and related entities was approximately $32 million, subject to certain exceptions provided under applicable law.

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

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan, or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

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

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. Mortgage loans are generally not pooled for sale, but instead, sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales. Loans classified as held for sale are carried as a separate line item on the balance sheet.

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

The Company originates home equity revolving lines of credit for one-to-four family residential properties with maximum combined loan to value ratios generally up to 80% of the assessed or appraised value of the property securing the loan. Home equity lines generally have interest rates that adjust monthly based on changes in the Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines allows interest only payments for the first ten years of the lines. Generally, at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule, or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

•	Consumer Loans

Consumer loans primarily consist of secured or unsecured personal loans, energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances.

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

Deposit Products

Deposits have traditionally been the principal source of the Company’s funds. Enterprise offers commercial checking, business and municipal savings accounts, term certificates of deposit (“CDs”), money market and business sweep accounts, Interest on Lawyers Trust Accounts (or "IOLTA's"), and escrow management accounts, as well as checking and Simplified Employee Pension (“SEP”) accounts to employees of our business customers.  A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest or reward points, savings accounts, money market accounts, individual retirement accounts (“IRA”) and CDs. Terms on CDs typically range from one month to forty-eight months. As a member of the Federal Deposit Insurance Corporation (the “FDIC”), the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

In addition to the deposit products noted above, the Company also provides customers the ability to allocate money market deposits and CDs to networks of reciprocating FDIC insured banks. Money market deposits are placed into overnight deposits and CDs are placed into selected term deposits via nationwide networks in increments that are covered by FDIC insurance.  This allows the Company to offer enhanced FDIC insurance coverage on larger deposit balances by placing the “excess” funds in FDIC insured accounts or term certificates issued by other banks participating in the networks. In exchange, the other institutions place dollar-for-dollar matching reciprocal and insurable deposits with the Company via the networks.  Essentially, the equivalent of the original deposit comes back to the Company and is available to fund local loan growth. The original funds placed into the networks are not carried as deposits on the Company's balance sheet, however the network's reciprocal dollar deposits are carried as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset-liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships.

Enterprise also utilizes brokered term and overnight deposits from a number of available sources, as part of the Company's asset-liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. The average term on our brokered CDs is approximately 5 years. Brokered deposits along with borrowed funds may be referred to as wholesale funding.

Cash Management Services

In addition to the deposit products discussed above, commercial banking customers may take advantage of cash management services including remote deposit capture, Automated Clearing House ("ACH") credit and debit origination, credit card processing, wholesale and retail lockbox deposit, escrow management, Non-Sufficient Funds check recovery, coin and currency processing, check reconciliation, check payment fraud prevention, international and domestic wire transfers, corporate credit cards, payroll cards, and automated investment sweep of excess funds into enhanced FDIC insured money market and commercial checking accounts.

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

Product Delivery Channels

In addition to traditional product access channels, on-line banking customers may connect to their bank accounts securely via personal computer or any internet-enabled phone or mobile device.  Various electronic banking capabilities include the following: account inquiries, viewing of recent transactions, account transfers; loan payments; bill payments; person to person payments; check deposits; placement of stop payments; access to images of checks paid; and access to prior period account statements; commercial customers can additionally launch cash management services such as remote deposit capture, conduct ACH transactions and wire transfers.

On-line and mobile banking tools utilize multiple layers of authentication, including personal identification numbers, and one-time passwords that change with every login, for certain transactions.

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

The securities in which the Company may invest are limited by regulation.  In addition, an internal investment policy restricts fixed income investments to high quality securities within the following categories: U.S. treasury securities, federal agency obligations (obligations issued by government sponsored enterprises that are not backed by the full faith and credit of the United States government), mortgage-backed securities (“MBS’s”), including collateralized mortgage obligations (“CMO’s”), corporate debt instruments and municipal securities (“Municipals”). The Company may also invest in FDIC insured certificates of deposit and, within prescribed regulatory limits, in both publicly traded and unlisted equity securities, and registered mutual funds. Management utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios within prescribed guidelines set by management. The Company’s internal investment policy also sets target sector ranges as a percentage of the total portfolio. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

Cash equivalents are defined as highly liquid investments with original maturities of three months or less, that are readily convertible to known amounts of cash and present insignificant risk of changes in value due to changes in interest rates.  The Company's cash and cash equivalents may be comprised of cash and due from banks, interest-earning deposits (deposit, money market money market mutual fund accounts and short-term U.S. Agency Discount Notes) and overnight and term federal funds sold ("fed funds") to money center banks.

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

See also “Risk Factors” contained in Item 1A, and "Impairment Review of Investment Securities" contained under the heading "Critical Accounting Estimates" in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," for further discussion on a variety of risks and uncertainties that may affect the Company’s investment portfolio.

Other Sources of Funds

As discussed above, deposit gathering has been the principal source of funds.  Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowed Funds

Total borrowing capacity includes borrowing arrangements at the FHLB and the Federal Reserve Bank of Boston (“FRB”) Discount Window, and borrowing arrangements with correspondent banks.

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

The Company has, in the past, also borrowed funds from municipal customers by entering into agreements to sell and repurchase investment securities from the Company’s portfolio ("repurchase agreements").

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

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (originally issued as Financial Interpretation No. 46R), the Company carries the $10.8 million of Junior Subordinated Debentures on the Company’s financial statements as a liability, along with related interest expense, and the $10.5 million of trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s financial statements.

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

As of December 31, 2013 and 2012, both the Company and the Bank qualified as “well capitalized” under current applicable regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the FDIC. Although the Company believes its current capital is adequate to support ongoing operations and that the Company and the Bank meet all capital adequacy requirements to which they are subject, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

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

Employees

At December 31, 2013, the Company employed 398 full-time equivalent employees, including 166 officers.  None of the employees are presently represented by a union or covered by a collective bargaining agreement.  Management believes its employee relations are excellent.

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

Competition

Enterprise faces robust competition to attract and retain customers within existing and neighboring geographic markets.  National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank payment channels, and internet based banks.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations are all expected to have an impact on the regional competitive market. Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.

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

Supervision and Regulation
General
Set forth below is a summary description of the significant elements of the laws and regulations applicable to the Company. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Moreover, these statutes, regulations and policies are continually under review by the U.S. Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or its principal subsidiary, the Bank, could have a material effect on our business.
Regulatory Agencies
As a registered bank holding company, the Company is subject to the supervision and regulation of the Federal Reserve Board and, acting under delegated authority, the FRB pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).
As a Massachusetts state-chartered bank, the Bank is subject to the supervision and regulation of the Massachusetts Division of Banks and, with respect to the Bank's New Hampshire branching operations, the New Hampshire Banking Department. As a state-chartered bank that is not a member of the Federal Reserve System, the Bank is also subject to the supervision and regulation of the FDIC.
Bank Holding Company Regulation
As a registered bank holding company, the Company is required to furnish to the FRB annual and quarterly reports of its operations and may also be required to furnish such additional information and reports as the Federal Reserve Board or the FRB may require.
Acquisitions by Bank Holding Companies
Under the Bank Holding Company Act, the Company must obtain the prior approval of the Federal Reserve Board or, acting under delegated authority, the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. The Company's acquisition of or merger with another bank holding company or acquisition of another bank would also require the prior approval of the Massachusetts Division of Banks.
Under the Bank Holding Company Act, any company must obtain approval of the Federal Reserve Board or, acting under delegated authority, the FRB, prior to acquiring control of the Company or the Bank. For purposes of the Bank Holding Company Act, “control” is defined as ownership of 25% or more of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank.
Control Acquisitions
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
In addition, the Change in Bank Control Act prohibits any entity from acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, the Federal Reserve Board will permit, based on the policy statement, non-controlling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.
Under the Change in Bank Control Act and applicable Massachusetts law, any person or group of persons acting in concert would also be required to file a written notice with the FDIC and the Massachusetts Division of Banks before acquiring any such direct or indirect control of the Bank.
Permissible Activities
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
In connection with the Dodd-Frank Act, the final Volcker Rule approved by regulators in December 2013, amended the Bank Holding Company Act to generally prohibit banking entities from engaging in the short-term proprietary trading of securities and derivatives for their own account and barred them from having certain relationships with hedge funds or private equity funds. Included within the range of funds covered by the regulations are certain trust-preferred securities that back collateralized debt obligations. As the Company does not hold any of the prohibited investments, this aspect of the Volcker Rule is not expected to have any impact on the Company’s financial statements.

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
Source of Strength
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
Imposition of Liability for Undercapitalized Subsidiaries
Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
Safety and Soundness
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
Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve Board's Regulation Y requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth. There is an exception for bank holding companies that are well-managed, well-capitalized, and not subject to any unresolved supervisory issues. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve Board believed it not prudent to do so.
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
Regulatory Restrictions on Dividends
The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Company. Under Massachusetts law, the Company is generally prohibited from paying a dividend or making any other distribution if, after making such distribution, it would be unable to pay its debts as they become due in the usual course of business, or if its total assets would be less than the sum of its total liabilities plus the amount that would be needed if it were dissolved at the time of the distribution, to satisfy any preferential rights on dissolution of holders of preferred stock ranking senior in right of payment to the capital stock on which the applicable distribution is made. The Federal Reserve Board also has further authority to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement and supervisory guidance on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that, (1) the company's net income for the past year is sufficient to cover the cash dividends, (2) the rate of earnings retention is consistent with the company's capital needs, asset quality, and overall financial condition, and (3) the minimum regulatory capital adequacy ratios are met. It is also the Federal Reserve Board's policy that bank holding companies should not maintain dividend levels that undermine their ability to serve as a source of strength to their banking subsidiaries.
Bank Regulation
The Bank is subject to the supervision and regulation of the Massachusetts Division of Banks and the FDIC, and, with respect to its New Hampshire branching operations, of the New Hampshire Banking Department. Federal and Massachusetts laws and regulations that specifically apply to the Bank's business and operations cover, among other matters, the scope of its business, the nature of its investments, its reserves against deposits, the timing of the availability of deposited funds, its activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. The Bank is also subject to federal and state laws and regulations that restrict or limit loans or extensions of credit to, or other transactions with, “insiders”, including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from, or other transactions with, affiliates, including parent holding companies.
The FDIC and the Massachusetts Division of Banks may exercise extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. If as a result of an examination, the Massachusetts Division of Banks or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the Massachusetts Division of Banks and the FDIC have authority to undertake a variety of enforcement measures of varying degrees of severity, including the following:

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

Permissible Activities
Under the Federal Deposit Insurance Act, as amended (the “FDIA”), and applicable Massachusetts law, the Bank may generally engage in any activity that is permissible under Massachusetts law and either is permissible for national banks or the FDIC has determined does not pose a significant risk to the FDIC's Deposit Insurance Fund (“DIF”). In addition, the Bank may also form, subject to the approvals of the Massachusetts Division of Banks and the FDIC, “financial subsidiaries” to engage in any activity that is financial in nature or incidental to a financial activity. In order to qualify for the authority to form a financial subsidiary, the Bank would be required to satisfy certain conditions, some of which are substantially similar to those that the Company would be required to satisfy in order to elect to become a financial holding company. The Company believes that the Bank would be able to satisfy all of the conditions that would be required to form a financial subsidiary, although the Company has no current intention of doing so. Such a course of action may become necessary or appropriate at some time in the future depending upon the Company's strategic plan.
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
“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets. In determining bank holding company compliance with holding company level capital requirements, qualifying Tier 1 capital may count trust preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital, provided that the bank holding company has total assets of less than $15.0 billion and such trust preferred securities were issued before May 19, 2010;
“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, qualifying term subordinated debt, preferred stock that does not qualify as Tier 1 capital, and a limited amount of allowance for loan and lease losses; and
“Tier 3 capital” consists of qualifying unsecured subordinated debt.
Under the federal capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed “well capitalized” under the prompt corrective action framework, a bank holding company must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio of at least 10% and 6%, respectively, and a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2013, the respective capital ratios of both the Company and the Bank exceeded the minimum percentage requirements to be deemed “well capitalized” under applicable Federal Reserve Board and FDIC capital rules.
Following the implementation of the new Basel III Rules, a bank holding company must satisfy increased capital levels in order comply with the prompt corrective action framework and to avoid limitations on capital distributions and discretionary bonus payments once the rule is fully phased in. See “New Capital Requirements under Basel III” below.
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
New Capital Requirements under Basel III
On July 2, 2013, the Federal Reserve Board, and on July 9, 2013, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and (subject to certain exceptions not applicable to the Company) their holding companies. Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules include requirements contemplated by the Dodd-Frank Act as well as certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010.
The Basel III Rules include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The Basel III Rules also create a new common equity Tier 1 (“CET1”) risk-based capital ratio. Common Equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments.
The Basel III Rules will also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital requirements. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.
The above BASEL III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below.(1)

	BASEL III Minimum for Capital Adequacy Purposes	BASEL III Additional Capital Conservation Buffer	BASEL III "Adequate" Ratio with Capital Conservation Buffer
Total Risked Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risked Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	—%	4.0%
Common Equity Tier 1 Risked Based (CET1 to risk weighted assets)	4.5%	2.5%	7.0%
__________________________________________
(1) Because the BASEL III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of December 31, 2013.

The Basel III Rules would also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including our subsidiary bank, if their capital levels do not meet certain thresholds. These revisions are to be effective January 1, 2015. The prompt correction action rules will be modified to include a CET1 capital component and to increase certain other capital requirements for the various thresholds. For example, under the revised prompt corrective action rules, insured depository institutions will be required to meet the following capital levels in order to qualify as “well capitalized:” (i) a Total risk-based capital ratio of 10% (unchanged from current rules); (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Tier 1 leverage ratio of 5% (unchanged from current rules) ; and (iv) a new common equity Tier 1 risk-based capital ratio of 6.5%.
The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to various categories of assets, including, certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act; (ii) greater recognition of collateral and guarantees; and (iii) revised capital treatment for derivatives and repo-style transactions.
In addition, the final Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks may also elect on a one time basis in their March 31, 2015 quarterly filings to opt-out out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If the Company does not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. Overall, the rule provides some important concessions for smaller, less complex financial institutions.
The Basel III Rules generally become effective beginning January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Although the Company must generally begin complying with the final rules on January 1, 2015, management believes the Company would satisfy the higher capital ratios imposed by Basel III, in addition to the new "well capitalized" requirements under the revised prompt corrective action rules discussed above, as of December 31, 2013.
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
Branching
Massachusetts law provides that a Massachusetts banking company can establish a branch anywhere in Massachusetts provided that the branch is approved in advance by the Massachusetts Division of Banks and the FDIC, who consider a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Bank also may establish branches in any other state if that state would permit the establishment of a branch by a state bank chartered in that state, which also requires the approval of the Massachusetts Division of Banks, the FDIC and potentially the banking authority of the state into which the Bank intends to branch.
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
In connection with the Dodd Frank Act's requirement that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution's average consolidated total assets minus average tangible equity, and revised its deposit insurance assessment rate schedule in light of this change to the assessment base. The revised rate schedule and other revisions to the assessment rules became effective April 1, 2011. The Bank's deposit insurance expense decreased as a result of these changes to the Bank's deposit insurance premium assessment base implemented by the FDIC pursuant to the Dodd-Frank Act.
The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on the Company's earnings.
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

Restrictions on Dividends and Other Capital Distributions
The Company's ability to pay dividends on its shares depends primarily on dividends it receives from the Bank. Both Massachusetts and federal law limit the payment of dividends by the Bank. Under FDIC regulations and applicable Massachusetts law, the dollar amount of dividends and any other capital distributions that the Bank may make depends upon its capital position and recent net income. Generally, so long as the Bank remains adequately capitalized, it may make capital distributions during any calendar year equal to up to 100% of net income for the year to date plus retained net income for the two preceding years. However, if the Bank's capital becomes impaired or the FDIC or Massachusetts Division of Banks otherwise determines that the Bank is in need of more than normal supervision, the Bank may be prohibited or otherwise limited from paying any dividends or making any other capital distributions.
Community Reinvestment Act
The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC and the Massachusetts Division of Banks is to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on us. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements. The Bank received a rating of “satisfactory” on its most recent Community Reinvestment Act examination.
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

Concentrated Commercial Real Estate Lending Regulations
The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm nonresidential properties (excluding loans secured by owner-occupied properties) and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. As of December 31, 2013, the Company did not exceed the levels to be considered to have a concentration in commercial real estate lending.
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

•	Implementation of corporate governance revisions, including proxy access requirements for all publicly traded companies.

•	Increase in the Federal Reserve Board's examination authority with respect to bank holding companies' non-banking subsidiaries.

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

•
Significant increases in the regulation of mortgage lending and servicing by banks and nonbanks.  In particular, requirements that mortgage originators act in the best interests of a consumer and seek to ensure that a consumer will have the capacity to repay a loan that the consumer enters into; required mortgage originators to be properly qualified, registered, and licensed and to comply with any regulations designed by the FRB to monitor their operations; mandates of comprehensive additional and enhanced residential mortgage loan related disclosures, both prior to loan origination and after; mandates of additional appraisal practices for loans secured by residential dwellings, including potential additional appraisals at the banks cost; mandates of additional collection and reporting requirements on transactions that are reportable under the Home Mortgage Disclosure Act; additional restrictions on the compensation of loan originators; and requirements that mortgage loan securitizers retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

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
On January 10, 2013, the CFPB released its final “Ability-to-Repay/Qualified Mortgage” rules, which amend the Truth in Lending Act (Regulation Z). Regulation Z currently prohibits a creditor from making a higher-priced mortgage loan without regard to the consumer's ability to repay the loan. The final rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally require creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and establishes certain protections from liability under this requirement for “qualified mortgages.” The final rule also implements section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the final rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. This rule became effective January 10, 2014. The CFPB allowed for certain temporary exemptions for banks with assets under $2 billion and that originate less than 500 mortgage loans in 2013.
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address “unethical” or otherwise “bad” business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. “Unjustified consumer injury” is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to “unfair, deceptive or abusive acts or practices,” referred to as UDAAP, which have been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.
Incentive Compensation
In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings of the supervisory initiatives will be included in reports of examination. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
In addition, the Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years and on so-called “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders. The Dodd-Frank Act also directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded or not. Finally, the Dodd-Frank Act gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

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
Regulatory Reform and Legislation
From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or our subsidiaries could have a material effect on the Company’s business, financial condition and results of operations.

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

Any weakening in general economic conditions in the New England region, or any long-term deterioration of national and global economies, as well as any possible subsequent effects of negative trends, could weaken the regional economy and have long-term adverse consequences on local industries, employment levels, foreclosure rates and commercial real estate values, which could negatively impact the Company’s financial condition, capital position, liquidity, and performance in a variety of ways. Potential adverse effects on the Company could include the following: continued downward pressure on its net interest margin; deterioration in its asset quality; a decline in the underlying values of commercial and residential real estate collateral; an increased level of loan delinquencies; an increase in the level of its allowance for loan losses; a decline in the value of its investment portfolio; unanticipated charges against capital; restrictions on funding sources, which could adversely impact the Company’s ability to meet cash needs; and a decline in the market price of the Company’s common stock.

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

Changes to federal or state statutes, regulations or regulatory and tax policies, including changes in interpretation or implementation of new and existing statutes, regulations or policies, or new laws, regulation could affect the Company in substantial and unpredictable ways, including subjecting the Company to additional operating, tax, governance and compliance costs, increasing the Company’s deposit insurance premiums, limiting the types of assets the Company may be allowed hold, limiting the types of financial services and products the Company may offer and/or increasing competition from other non-bank providers of financial services.

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

The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The CFPB is also authorized to prescribe rules applicable to any covered person or service provider, identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAAP authority”). The ongoing broad rulemaking powers of the CFPB and its UDAAP authority have potential to have significant impact on the operations of financial institutions offering consumer financial products or services.

In July 2013, the Federal Reserve Board, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework, referred to as the “Basel III Rules.” The Basel III Rules apply to both depository institutions and their holding companies (subject to certain exceptions not applicable to the Company). Although parts of the Basel III Rules apply only to large, complex financial institutions, substantial portions of the Basel III Rules apply to the Company and the Bank. The Basel III Rules generally become effective beginning January 1, 2015. The Basel III Rules set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn will affect the calculation of risk based ratios. Under the Basel III Rules, higher or more sensitive risk weights would be assigned to certain categories of assets. The Basel III Rules also include new risk-based and leverage capital ratio requirements and refine the definition of what constitutes “capital” for purposes of calculating those ratios. The Basel III Rules also create a new common equity Tier 1 risk-based capital ratio. Common Equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. The Basel III Rules also establish a “capital conservation buffer” above the new regulatory minimum risk-based capital requirements. The new capital conservation buffer requirement is to be phased in beginning in January 2016 and will increase each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers if its capital level is below the buffer amount.
The Bank is subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties. Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to the Bank's performance under the fair lending laws and regulations could adversely impact the Bank's rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact the Bank's reputation, business, financial condition and results of operations.

The Company sells residential mortgage loans in the secondary mortgage market.  Potential changes to this market resulting from any possible government restrictions on, or restructuring of, the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") or from any new regulations in this area, such as the CFPB's recently issued Ability-to-Repay and Qualified Mortgage rules, could impact the Company’s ability to generate and/or sell these loans.

See the section entitled “Supervision and Regulation” contained in Item 1, “Business,” for additional information regarding the supervisory and regulatory issues facing the Company.

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

If an investment’s value is deemed other than temporarily impaired, then the Company is required to write down the carrying value of the investment which may involve a charge to earnings.  The determination of the level of OTTI involves a high degree of judgment and requires the Company to make significant estimates of current market risks and future trends, all of which may undergo material changes.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

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

See the discussions contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Impairment Review of Securities,” which is contained in the “Critical Accounting Estimates” section, Note 1, "Summary of Significant Account Policies" under Item c and d and Note 2, "Investments” to the consolidated financial statements in Item 8 below for further information regarding the process by which the Company determines the level of other-than-temporary impairment. See also the discussion contained in this Item 1A under the heading “Sources of External Funding May Become Restricted and Impact the Company's Liquidity.”

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

Deposit Outflows May Increase Reliance on Borrowings and Brokered Deposits as Sources of Funds
The Company has traditionally funded asset growth principally through deposits and borrowings.  As a general matter, deposits are typically a lower cost source of funds than external wholesale funding (brokered deposits and borrowed funds), because interest rates paid for deposits are typically less than interest rates charged for wholesale funding (notwithstanding current low wholesale rates).  If, as a result of competitive pressures, market interest rates, alternative investment opportunities that present more attractive returns to customers, general economic conditions or other events, the balance of the Company’s deposits decreases relative to the Company’s overall banking operations, the Company may have to rely more heavily on wholesale funding in the future.  Any such increased reliance on wholesale funding could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

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

The Company’s Capital Levels Could Fall Below Regulatory Minimums
The Company and the Bank are both subject to the capital adequacy guidelines of the Federal Reserve Board and FDIC, respectively.  Failure to meet applicable minimum capital ratio requirements (including the new capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions, including among others, restrictions on the ability to open new branches and pay dividends.  If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline, then its capital ratios may fall below regulatory capital adequacy levels.  The Company’s capital level could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

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

See the sections entitled “Supervision and Regulation” and “Capital Resources” contained in Item 1, “Business,” for additional information regarding regulatory capital requirements for the Company and the Bank and new capital requirement under Basel III regulatory capital and liquidity standards.

The Investment Management Fees the Company Receives May Decrease as a Result of a Decline in Aggregate Assets Under Management, Which Could Decrease Revenues and Net Earnings
A decline in the aggregate balance of the assets under management could decrease investment advisory fee income and the Company's net earnings. The Company's Enterprise Investment Advisors and Enterprise Investment Services channels derive their revenues primarily from investment management fees based on assets under management. Investment advisory and wealth management clients can terminate their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons. The Company's ability to maintain or increase investment assets under management is subject to a number of factors, including changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel, our ability to maintain customer service levels, competition from investment management companies and alternative investment options, investors' perception of our past investment performance, in either relative or absolute terms, fluctuations in financial markets and various economic conditions.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance, or to the extent our future investment performance is perceived to be poor, in either relative or absolute terms, could impair our ability to attract and retain funds from existing and new clients. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, securities market conditions, the level and volatility of interest rates and equity prices, among many other factors. Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make.

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

The Company Operates in a Competitive Industry and Market Area
The Company faces substantial competition in all areas of its operations from a variety of different competitors, several of which are larger and have more financial resources than the Company.  Competitors within the Company’s market area include not only national, regional, other community banks and internet based banks, but also various types of other non-bank financial institutions, including credit unions, consumer finance companies, mortgage brokers and lenders, as well as private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, and other financial intermediaries and non-bank electronic payment and funding channels. Additionally, some of these competitors are not subject to the same degree of regulation as the Company and thus may have a competitive advantage over the Company. If, due to the inability to compete successfully within the Company's target banking markets, the Company encounters difficulties attracting and retaining customers, it would have a material adverse effect on the Company's growth and profitability.

See the section entitled “Competition” contained in Item 1, “Business,” for additional information regarding the competitive issues facing the Company.

Controls and Procedures Could Fail or Be Circumvented by Theft, Fraud or Robbery
Management regularly reviews and updates the Company’s internal controls over financial reporting, corporate governance policies and procedures and security controls, including information and physical security, to prevent and detect theft, fraud or robbery from both internal and external sources.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of the Company’s controls and procedures, or failure to comply with regulations related to controls and procedures, or a physical theft or robbery, whether by employees, management, directors, or external elements could result in loss of assets, regulatory actions against the Company, financial loss, damage the Company’s reputation, cause a loss of customer business, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

See the discussion under the heading “Opportunities and Risks” which is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for further information regarding the Company’s operational risk management.

Failure to Keep Pace With Technological Change Could Affect the Company’s Profitability
The banking industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products, services and delivery channels. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Several of the Company’s competitors have substantially greater resources to invest in technological improvements.  Failure to successfully plan, manage and keep pace with technological changes affecting the banking industry could have a material adverse effect on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Information Systems Could Experience an Interruption or Breach in Security
The use of technology-related products, services, delivery channels, access points and processes exposes the Company to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology-related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.

The Company relies heavily on communications and information systems to conduct its business.  The occurrence of any failures, interruptions or security breaches of the Company’s communication or information systems or access points could disrupt the Company’s ability to conduct business and process transactions for an indeterminable length of time.  The Company's electronic service delivery channels may experience an intentional interruption or malicious increase in superfluous activity which could deny the customers' ability to access services for an indeterminable length of time.

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

The Company May Not be Able to Attract, Retain or Develop Key Personnel
The Company’s success depends, in large part, on its ability to attract and retain key personnel.  Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire or retain the key personnel that it depends upon for success.  The unexpected loss of key personnel or the inability to identify and develop individuals for planned succession to key senior positions within management, or on the board of directors, could have a material adverse impact on the Company’s business because the loss of their skills, knowledge of the Company’s market, years of industry or business experience and the difficulty of promptly finding qualified replacement personnel.

Slower than Expected Growth in New Branches and Products Could Adversely Affect the Company’s Profitability
The Company has placed a strategic emphasis on expanding the Bank’s branch network and market share.  Executing this strategy carries risks of slower than anticipated growth in new branches or new geographic market areas.  New branches and new products and services require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new branches and/or lower than expected fee or other income generated from new branches could decrease anticipated revenues, increase costs and reduce net income generated by such investments. In addition, branch openings, relocations and closings require the approval of various state and federal regulatory agencies, which may or may not approve the Company’s application for a branch. Opening new branches in existing markets or new market areas could also divert resources from current core operations and thereby further adversely affect the Company’s growth and profitability.

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

The Company is Exposed to Legal Claims and Litigation
The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, use of technology and patents, operational practices and those of contracted third party service providers and vendors, and shareholder matters. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, which in turn, could have a material adverse effect on our financial condition and results of operations.

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

The Market Price of the Company’s Common Stock Could be Affected by General Industry Issues
The banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues.  Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may swing up or down due to the influence, both real and perceived, of these issues, among others, on the banking industry in general. Investment in the Company's stock is not insured against loss by the FDIC, or any other public or private entity. As a result, and for the other reasons described in this “Risk Factors” section and elsewhere in this Report, if you acquire our common stock, you may lose some or all of your investment.

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

Changes in Accounting Standards Could Materially Impact the Company's Financial Condition and Results of Operations From time to time, the Financial Accounting Standards Board changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, results of operations and could impact the Company's business activities and strategy.

The Company's Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions
In preparing the financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used be incorrect, or change over time due to changes in circumstances.

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

Directors and Executive Officers Own a Significant Portion of Common Stock
The Company’s directors and executive officers, as a group, beneficially own approximately 26% of the Company’s outstanding common stock as of December 31, 2013. As a result of this combined ownership interest, the directors and executive officers have the ability, if they vote their shares in a like manner, to significantly influence the outcome of all matters submitted to shareholders for approval, including the election of directors.

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

The Company's main office and operational support and lending offices are located in Lowell, Massachusetts. The main Lowell campus consists of three buildings, two of which are owned and the other leased, with ample onsite parking.  In the fourth quarter of 2013, the Company entered into a lease agreement for additional space in Lowell to expand its headquarters. The Company also owns and maintains a back-up operations facility in the Merrimack Valley region in Massachusetts. As of December 31, 2013, the Company had 22 full service branch banking offices serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Of these branches, 14 are leased and 8 are owned. The Company believes that all its facilities are well maintained and suitable for the purpose for which they are used.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.

See note 5, “Premises and Equipment” to the consolidated financial statements in Item 8 below, for further information regarding the Company’s lease obligations listed above.

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

Market for Common Stock

 The Company’s common stock trades on the NASDAQ Global Market under the trading symbol “EBTC”.

The following table sets forth sales volume and price information, to the best of management’s knowledge, for the common stock of the Company for the periods indicated.

Fiscal Year	Trading Volume	Share Price High	Share Price Low
2013
4th Quarter	906,732	$21.90	$17.62
3rd Quarter	1,094,330	22.59	17.41
2nd Quarter	627,395	18.68	15.60
1st Quarter	434,014	17.63	15.75

2012
4th Quarter	637,268	$18.19	$15.42
3rd Quarter	974,541	17.50	14.84
2nd Quarter	577,696	16.88	14.49
1st Quarter	501,364	18.00	14.01

As of March 3, 2014, there were 978 registered shareholders of the Company’s common stock and 10,036,489 shares of the Company’s common stock outstanding.

Dividends

In 2013, quarterly dividends of $0.115 per share were paid to the Company's stockholders in March, June, September and December.  Total 2013 dividends of $0.46 per share represented an increase of 4.5% compared to total dividends of $0.44 paid to the Company's stockholders on a quarterly basis in 2012.

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Stockholders utilized the DRP to reinvest $1.2 million, of the $4.5 million total dividends paid by the Company in 2013, into 69,633 shares of the Company’s common stock.

On January 21, 2014, the Company announced a quarterly dividend of $0.12 per share, paid on March 3, 2014 to stockholders of record as of February 10, 2014. On an annualized basis, this quarterly dividend represents a 4.3% increase over the 2013 dividend rate.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIA also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to the Company’s 2003 Stock Incentive Plan, as amended, and 2009 Stock Incentive Plan, as amended, which together constitute all of the Company’s existing equity compensation plans that have been previously approved by the Company’s stockholders.  The 2003 Plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.  The Company does not have any existing equity compensation plans, including any existing individual equity compensation arrangements, which have not been previously approved by the Company’s stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column from left)
Equity compensation plans approved by security holders	417,352	$14.32	400,301

Equity compensation plans not approved by security holders	—	—	—

TOTAL	417,352	$14.32	400,301

Performance Graph

The following graph compares the cumulative total return (which assumes the reinvestment of all dividends) on the Company’s common stock with the cumulative total return reflected by a broad based equity market index and an appropriate published industry index.  This graph shows the changes over the five-year period ended on December 31, 2013 in the value of $100 invested in (i) the Company’s common stock, (ii) the Standard & Poor's 500 Index, and (iii) the SNL Bank $1B to $5B index.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Enterprise Bancorp, Inc.	$100.00	$100.21	$128.94	$139.32	$165.30	$217.40
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
SNL Bank $1B - $5B Index	100.00	71.68	81.25	74.10	91.37	132.87

Sales of Unregistered Securities and Repurchases of Shares

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the year ended December 31, 2013.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a) (3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the fiscal year ended December 31, 2013.

Item 6.	Selected Financial Data

	Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010	2009
EARNINGS DATA
Net interest income	$65,791	$61,910	$58,326	$54,971	$48,446
Provision for loan losses	3,279	2,750	5,197	5,137	4,846
Net interest income after provision for loan losses	62,512	59,160	53,129	49,834	43,600
Non-interest income	12,553	11,939	11,154	10,602	9,497
Other than temporary impairment on investment securities	—	—	(3)	(8)	(797)
Net gains on sales of investment securities	1,239	236	791	875	1,487
Non-interest expense	55,824	52,612	48,966	45,589	42,623
Income before income taxes	20,480	18,723	16,105	15,714	11,164
Provision for income taxes	6,951	6,348	5,161	5,074	3,218
Net income	$13,529	$12,375	$10,944	$10,640	$7,946

COMMON SHARE DATA
Basic earnings per share	$1.37	$1.29	$1.16	$1.15	$0.96
Diluted earnings per share	1.36	1.28	1.16	1.15	0.96
Book value per share at year end	15.14	14.42	13.45	12.56	11.84
Dividends paid per share	$0.46	$0.44	$0.42	$0.40	$0.38
Basic weighted average shares outstanding	9,862,678	9,586,783	9,401,714	9,216,524	8,268,502
Diluted weighted average shares outstanding	9,950,609	9,660,676	9,445,725	9,221,257	8,279,126

YEAR END BALANCE SHEET AND OTHER DATA
Total assets	$1,849,925	$1,665,726	$1,489,163	$1,397,321	$1,304,001
Loans serviced for others	72,711	75,854	67,367	63,807	53,659
Investment assets under management	667,330	592,355	505,163	493,078	433,043
Total assets under management	$2,589,966	$2,333,935	$2,061,693	$1,954,206	$1,790,703

Total loans	$1,524,056	$1,359,655	$1,245,428	$1,136,938	$1,082,452
Allowance for loan losses	26,967	24,254	23,160	19,415	18,218
Investment securities	215,369	184,464	140,405	142,060	134,369
Interest-earning deposits and fed funds	12,371	14,728	8,900	28,711	6,835
Deposits	1,635,992	1,475,027	1,333,158	1,244,071	1,144,948
Borrowed funds	36,534	26,540	4,494	15,541	24,876
Junior subordinated debentures	10,825	10,825	10,825	10,825	10,825
Total stockholders’ equity	151,334	139,549	127,448	116,673	107,664

RATIOS
Return on average total assets	0.78%	0.78%	0.75%	0.78%	0.64%
Return on average stockholders’ equity	9.32%	9.27%	8.98%	9.42%	8.30%
Allowance for loan losses to total loans	1.77%	1.78%	1.86%	1.71%	1.68%
Stockholders’ equity to total assets	8.18%	8.38%	8.56%	8.35%	8.26%
Dividend payout ratio	33.58%	34.11%	36.21%	34.78%	39.58%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto, contained in Item 8, the information contained in the description of the Company’s business in Item 1 and other financial and statistical information contained in this annual report.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation the Dodd-Frank Act, the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; (xii) changes to the regulatory capital requirements mandated under rulemaking pursuant to Basel III; and (xiii) some or all of the risks and uncertainties described above in Item 1A could be realized, which could have a material adverse effect on the Company's business, financial condition and results of operation. Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

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

Impairment Review of Investment Securities

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  The determination of other-than-temporary impairment involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management’s assessment, depending on the type of security, includes: reviews of market pricing: evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure other-than-temporary impairment at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed have OTTI, the Company is required to write-down the carrying value of the investment. Such write-down(s) may have a material adverse effect on the Company’s financial condition and results of operations.  OTTI on equity securities is recognized through a charge to earnings. OTTI on fixed income securities is assessed in order to determine the impairment attributed to the underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in fair value.

Based on this impairment review, management determined that there were no securities carried in the Company’s investment securities portfolio at December 31, 2013 that were deemed other than temporarily impaired.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not more likely than not that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2013.

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

Overview

Executive Summary

In 2013, the Company continued to focus on organic growth and market expansion while management remained committed to strategic investments in technology, our communities, and our employees. The Company continued to build for the future by strengthening our franchise in Massachusetts and Southern New Hampshire, with the 2013 opening of branch offices in Lawrence, MA and Nashua, NH, bringing our number of full service branch offices to 22.

Total assets increased $184.2 million, or 11%, since December 31, 2012, primarily due to loan growth. Loans outstanding and deposits, excluding brokered deposits, have increased $164.4 million, or 12%, and $112.4 million, or 8%, respectively, since December 31, 2012.

Net income for the year ended December 31, 2013 amounted to $13.5 million, an increase of $1.2 million, or 9%, compared to 2012. Diluted earnings per share were $1.36 for the year ended December 31, 2013, an increase of 6% compared to 2012.

In 2013, the Company's financial results included increases in net interest income, non-interest income, operating expenses and the provision for loan losses over the prior year, due primarily to the Company's growth. Non-interest income also increased as a result of higher gains on securities sales in the current year.

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

Net interest income for the year ended December 31, 2013 amounted to $65.8 million, an increase of $3.9 million, or 6%, compared to the same period in 2012. This increase in net interest income was due primarily to revenue generated from loan growth, mainly in commercial real estate loans, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $156.0 million for year ended December 31, 2013, compared to the same period in 2012. Margins were 4.07% and 4.27% for the year ended December 31, 2013 and 2012, respectively. Net interest margin was 4.04% for the quarter ended December 31, 2013, compared to 4.21% for the quarter ended December 31, 2012 and was relatively consistent with the quarterly margin at September 30, 2013 of 4.02%. Consistent with the industry, the margin continued to trend downward through most of 2013, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions.
For the year ended December 31, 2013 and 2012, the provision for loan losses amounted to $3.3 million and $2.8 million, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the year ended December 31, 2013, was $164.4 million, compared to $114.2 million during the same period in 2012. Total non-performing assets as a percentage of total assets were 1.00% at December 31, 2013, compared to 1.33% at December 31, 2012. For the year ended December 31, 2013, the Company recorded net charge-offs of $566 thousand compared to $1.7 million for the year ended December 31, 2012. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.77% at December 31, 2013 and 1.78% at December 31, 2012.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Credit Risk/Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the year ended December 31, 2013 amounted to $13.8 million, an increase of $1.6 million, or 13%, compared to 2012. Current year non-interest income benefited from gains on securities sales, with the majority of sales occurring in the first six months of 2013, as well as, increases in investment advisory fee income and deposit and interchange fees, partially offset by lower loan sale income in 2013, primarily in the current quarter.

For the year ended December 31, 2013, non-interest expense amounted to $55.8 million, an increase of $3.2 million, or 6%, compared to the prior year. Increased expenses related to salaries and benefits, occupancy, technology and other professional services over the prior year were primarily due to the Company's strategic growth initiatives, including branch and market expansion. The 2013 non-interest expenses were also impacted by increases in advertising, primarily due to the timing of corporate community events, investment advisory and custodial expenses due to increased business with our Enterprise Investment Advisors, and “other expenses” primarily due to our deposit program and loan servicing costs. The fourth quarter of 2013 included a net benefit of $337 thousand, which is included in salaries and employee benefits expenses, resulting from rising interest rates on certain benefit plans offered by the Company compared to a net cost of $295 thousand on these items in the fourth quarter of 2012.

 Sources and Uses of Funds

The Company’s primary sources of funds are deposits, FHLB borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks as additional funding sources and to aid in the Company's asset liability management and interest rate risk positioning. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $215.4 million at December 31, 2013, or 12% of total assets, compared to 11% of total assets at December 31, 2012. Investments increased $30.9 million, or 17%, since December 31, 2012.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high quality commercial loans.  Total loans increased $164.4 million, or 12%, since December 31, 2012 and amounted to $1.52 billion, or 82% of total assets. Total commercial loans amounted to $1.31 billion, or 86% of gross loans at December 31, 2013.

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

At December 31, 2013, total deposits, excluding brokered deposits, amounted to $1.58 billion, representing, an increase of $112.4 million, or 8%, over December 31, 2012 balances. This increase since December 31, 2012 was primarily due to increases in checking account balances of $61.1 million, or 10%, and savings and money market account balances of $79.4 million, or 12%, partially offset by a decrease of $28.1 million, or 12%, in CD balances.

Wholesale funding amounted to $88.1 million at December 31, 2013, compared to $29.6 million at December 31, 2012.  In the second quarter of 2013, as part of the Company's asset-liability management strategy to protect against rising rates, the Company purchased brokered CDs, with an average life of approximately five years.

At December 31, 2013, wholesale funding was comprised of $36.5 million in FHLB borrowings and $51.6 million of brokered deposits. At December 31, 2012, wholesale funding was comprised of $26.5 million in FHLB borrowings and $3.0 million in brokered deposits.

Opportunities and Risks

The Company’s ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place and its ability to strengthen its competitive position.
Enterprise faces robust competition to retain and attract customers within existing and neighboring geographic markets.  National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank payment channels, and internet based banks.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations are all expected to have an impact on the regional competitive market. Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets.   Advances in, and the increased use of technology, such as internet and mobile banking, electronic transaction processing and information security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development. The Company has opened four new branch offices in the last twenty four months. The Company believes that each of these offices is strategically located to complement existing locations while expanding the Company's geographic market footprint. This branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and management services, insurance services and residential mortgages and cash management products.

Management believes that Enterprise is also well equipped to capitalize on market potential to grow both the commercial and residential loan portfolios through strong business development efforts, while utilizing a disciplined and consistent lending approach and credit review practices, which has served to provide quality asset growth over varying economic cycles during the Company’s history.  The Company has a skilled lending sales force with a broad breadth of business knowledge and depth of lending experience to draw upon, supported by a highly qualified and experienced commercial credit review function.

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, branch expansion and ongoing improvements and renovations of existing branches and operations facilities.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected returns on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

Any prolonged deterioration of the general economic environment could weaken the local New England economy and have adverse repercussions on local industries, leading to increased unemployment and mortgage foreclosures, deterioration of local commercial real estate values, or other unforeseen consequences, which could have a severe negative impact on the Company’s financial condition, capital position, liquidity, and performance. In addition, the loan portfolio consists primarily of commercial real estate, commercial and industrial, and commercial construction loans.  These types of loans are typically larger and are generally viewed as having more risk of default than owner occupied residential real estate loans or consumer loans. Any significant deterioration in the credit quality of the commercial loan portfolio or underlying collateral values due to a worsening of the economic environment could have a material adverse effect on the Company’s financial condition and results of operations. The risk of loss due to customers’ non-payment of loans or lines of credit is called “credit risk.”  Credit risk management is reviewed below in this Item 2 under the headings “Credit Risk," "Asset Quality” and “Allowance for Loan Losses.”

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or fundamental deterioration of credit quality of the individual security, fund or issuer, which could possibly result in the recognition of additional OTTI charges in the future.

In addition, a sustained low interest rate environment caused by an adverse economic cycle, or other factors, could negatively impact the Company's net interest income and results of operation. The re-pricing frequency of interest earning assets and liabilities are not identical, and, therefore, subject the Company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail under the heading Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 7 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2013, and the recently adopted changes to the regulatory capital framework, see the sections within Item 1, "Business," entitled “Capital Resources” and "Capital Requirements" and "New Capital Requirements under Basel III" within "Supervision and Regulation" and note 9, "Stockholders' Equity" to the consolidated financial statements contained in Item 8 "Financial Statements and Supplementary Data.". At December 31, 2013, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and rules under Basel III, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry, and require all U.S. banking organizations, including community banks, such as Enterprise Bank, to hold higher amounts of capital, especially common equity, against their risk-weighted assets. Although several significant aspects of the Dodd-Frank Act and the Basel III rule expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise Bank.

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

Operational risk includes the threat of loss from inadequate or failed internal processes, people, systems or external events, due to, among other things: fraud or error; the inability to deliver products or services; failure to maintain a competitive position; lack of information or physical security; inadequate procedures or controls followed by third-party service providers; or violations of ethical standards. Controls to manage operational risk include, but are not limited to, technology administration, information security, vendor management and business continuity planning.

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

Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company’s information systems.

The Company has a risk-based, vendor management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor exposes the Company to, to rate those risks, and to mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers.

The Company’s Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period, due to such circumstances as: loss of personnel; loss of information and/or loss of access to information under various scenarios; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company auxiliary network processing capabilities and flexibility.

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

Financial Condition

Total assets increased $184.2 million, or 11%, over the prior year, amounting to $1.85 billion at December 31, 2013.  The balance sheet composition and changes since the prior year are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit, money market, and money market mutual fund accounts) and overnight and term fed funds sold. At both December 31, 2013 and December 31, 2012, cash and cash equivalents amounted to 3% of total assets. Balances in cash and cash equivalents will fluctuate primarily due to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments

As of December 31, 2013, the fair value of the investment portfolio increased $30.9 million, or 17%, compared to December 31, 2012, and was primarily within the federal agency mortgage backed securities portfolio. The shift in the composition of investments in 2013 was part of the Bank’s asset-liability management strategy. At December 31, 2013 and 2012, all investments were classified as available for sale and were carried at fair market value.

The investment portfolio represented 12% of total assets at December 31, 2013 and 11% of total assets at December 31, 2012.  Fixed income investments comprised the majority of the fair value of the portfolio and represented 94% of total investments at both December 31, 2013 and December 31, 2012, respectively.

The following table summarizes investments at the dates indicated:

	December 31,
	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$55,543	25.8%	$65,685	35.6%	$40,397	28.8%
Federal agency mortgage backed securities (MBS)(1)	79,650	37.0%	49,674	26.9%	39,688	28.2%
Municipal securities	61,954	28.8%	56,523	30.7%	51,209	36.5%
Corporate bonds	5,054	2.3%	1,914	1.0%	—	—%
Certificates of deposit (2)	—	—%	—	—%	2,147	1.5%
Total fixed income securities	202,201	93.9%	173,796	94.2%	133,441	95.0%

Equity investments	13,168	6.1%	10,668	5.8%	6,964	5.0%
Total available for sale investments at fair value	$215,369	100.0%	$184,464	100.0%	$140,405	100.0%
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

Included in the federal agency MBS category were Collateralized Mortgage Obligations (“CMO’s”) totaling $17.4 million, $23.6 million and $21.8 million, at December 31, 2013, 2012 and 2011, respectively.

During 2013, the Company recognized net gains amounting to $1.2 million, on the sales of $8.3 million of investments. Principal paydowns, calls and maturities on fixed income securities totaled $27.9 million during 2013.  These portfolio cash inflows along with other funds were utilized to purchase $71.4 million of investments during 2013.

As of December 31, 2013, the net unrealized gains in the investment portfolio were $3.2 million compared to $6.4 million at December 31, 2012.  The Company attributes the decrease in net unrealized gains in the current period primarily to the impact of increases in current market yields on the Company's fixed income securities. Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed have OTTI, the Company is required to write-down the fair value of the investment. See “Impairment Review of Securities” under the heading “Critical Accounting Estimates” above in this Item 7 for additional information regarding the accounting for OTTI.

See also Note 2, "Investments” and Note 14 "Fair Value Measurements" to the consolidated financial statements in Item 8 below, for further information regarding the Company’s investment portfolio, including unrealized gains and losses, other than temporary impairment review and investments pledged as collateral, as well as the Company's fair value measures for available-for sale investments.

The contractual maturity distribution as of December 31, 2013, of the fixed income securities above, with the weighted average tax equivalent yield for each category is set forth below:

	Under 1 Year		>1 – 5 Years		>5 – 10 Years		Over 10 Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$10,030	0.82%	$42,443	0.78%	$2,967	1.97%	$—	—%
MBS	—	—%	3,341	2.45%	7,562	3.02%	70,094	2.14%
Municipal securities	3,349	2.04%	20,023	2.83%	31,135	4.40%	6,168	6.42%
Corporate bonds	—	—%	3,387	1.54%	1,693	2.68%	—	—%
Total fixed income securities	$13,379	1.12%	$69,194	1.49%	$43,357	3.93%	$76,262	2.49%

At fair value:
Total fixed income securities	$13,439		$69,864		$43,996		$74,902

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity, however due to prepayments and amortization the actual MBS/CMO cash flows likely will be faster than presented above. Included in the municipal, federal agency obligations and corporate bonds categories are $46.7 million in securities at amortized cost which can be “called” prior to final maturity.  Management considers these factors when evaluating the net interest margin in the Company’s asset-liability management program.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  At December 31, 2013, the Company’s investment in FHLB capital stock amounted to $4.3 million.

See Note 1, “Summary of Significant Accounting Policies,” Item d to the Company’s Consolidated Financial Statements, contained in Item 8 for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans increased $164.4 million, or 12%, and amounted to 82% of total assets at both December 31, 2013 and December 31, 2012.  The Company primarily attributes the increase to its seasoned lending team, its sales and service culture and geographic market expansion.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans at December 31, 2013, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of total
Commercial real estate	$820,299	53.8%	$710,265	52.2%	$650,697	52.2%	$595,075	52.3%	$553,768	51.1%
Commercial, & industrial	357,056	23.4%	328,579	24.1%	310,706	24.9%	274,829	24.1%	263,151	24.3%
Commercial construction	132,507	8.6%	121,367	8.9%	117,398	9.4%	111,681	9.8%	107,467	9.9%
Total Commercial	1,309,862	85.8%	1,160,211	85.2%	1,078,801	86.5%	981,585	86.2%	924,386	85.3%
Residential mortgages	132,721	8.7%	120,278	8.8%	86,311	6.9%	82,395	7.2%	87,068	8.0%
Home equity loans and lines of credit	74,354	4.9%	75,648	5.6%	77,135	6.2%	70,147	6.2%	68,392	6.3%
Consumer	8,643	0.6%	4,911	0.4%	4,570	0.4%	4,228	0.4%	3,824	0.4%
Total retail loans	215,718	14.2%	200,837	14.8%	168,016	13.5%	156,770	13.8%	159,284	14.7%

Gross loans	1,525,580	100.0%	1,361,048	100.0%	1,246,817	100.0%	1,138,355	100.0%	1,083,670	100.0%
Deferred fees, net	(1,524)		(1,393)		(1,389)		(1,417)		(1,218)
Total loans	1,524,056		1,359,655		1,245,428		1,136,938		1,082,452
Allowance for loan losses	(26,967)		(24,254)		(23,160)		(19,415)		(18,218)
Net loans	$1,497,089		$1,335,401		$1,222,268		$1,117,523		$1,064,234

During 2013, commercial real estate loans increased $110.0 million, or 15%.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial properties.

Commercial and industrial loans increased by $28.5 million, or 9%, since December 31, 2012.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various U.S. Small Business Administration programs.

Commercial construction loans increased by $11.1 million, or 9%, compared to December 31, 2012.  Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Residential mortgages (including residential construction loans), home equity mortgages and consumer loans combined, increased by $14.9 million, or 7%, since December 31, 2012, due primarily to increases in residential mortgage loans. In the fourth quarter of 2012, the Company purchased $26.4 million of residential mortgage loans with a current balance amounting to $14.1 million. These purchased loans conform to the Company's own underwriting standards and are generally consistent with the originated residential mortgage loan production in terms of individual loan size, credit quality and geographic region. The increase in consumer loans was primarily due to loans under energy efficiency financing programs in conjunction with Massachusetts public utilities.

At December 31, 2013, commercial loan balances participated out to various banks amounted to $52.1 million, compared to $53.6 million at December 31, 2012.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $34.5 million and $28.6 million at December 31, 2013 and 2012, respectively.  In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. The rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

Refer to Note 3 "Loans," to the Consolidated Financial Statements, contained in Item 8, for information on related party loans, loans serviced for others, and loans pledged as collateral.

The following table sets forth the scheduled maturities of commercial real estate, commercial & industrial and commercial construction loans in the Company’s portfolio at December 31, 2013. The table also sets forth the dollar amount of loans which are scheduled to mature after one year which have fixed or adjustable rates.

(Dollars in thousands)	Commercial real estate	Commercial & industrial	Commercial construction
Amounts due(1):
One year or less	$33,457	$178,016	$78,148
After one year through five years	117,462	91,168	35,342
Beyond five years	669,380	87,872	19,017
	$820,299	$357,056	$132,507

Interest rate terms on amounts due after one year:
Fixed	$37,214	$64,271	$1,659
Adjustable	$749,628	$114,769	$52,700
__________________________

(1)
Scheduled contractual maturities may not reflect the actual maturities of loans.  The average maturity of loans may be shorter than their contractual terms principally due to prepayments and demand features.

Credit Risk

The Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure.   However, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  While the Company endeavors to minimize this risk through sound underwriting practices and the risk management function, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of loans, individual review of adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators.

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

A TDR or impaired loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at or greater than a market rate for a similar credit at the time of modification.

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

Asset Quality

At December 31, 2013, the Company had adversely classified loans (loans carrying “substandard”, “doubtful” or “loss” classifications) amounting to $27.9 million, compared to $34.4 million at December 31, 2012. The decrease in adversely classified loans as of December 31, 2013, as compared to December 2012, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $10.2 million at December 31, 2013 and $14.0 million December 31, 2012, respectively.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $17.8 million and $20.4 million at December 31, 2013 and December 31, 2012, respectively.  Non-accrual loans which were not adversely classified amounted to

$577 thousand and $1.2 million at December 31, 2013 and December 31, 2012, respectively, and primarily represented the guaranteed portions of non-performing Small Business Administration loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

	December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Commercial real estate	$10,561	$12,608	$14,060	$8,065	$11,789
Commercial and industrial	5,743	6,993	9,696	7,573	2,748
Commercial construction	1,118	743	727	2,890	4,662
Residential	633	862	850	1,395	1,220
Home Equity	281	390	536	407	177
Consumer	7	—	6	10	8
Total Non-accrual loans	18,343	21,596	25,875	20,340	20,604
Overdrafts > 90 days past due	3	5	1	1	5
Total non-performing loans	18,346	21,601	25,876	20,341	20,609
Other real estate owned	114	500	1,445	825	1,086
Total non-performing assets	$18,460	$22,101	$27,321	$21,166	$21,695

Total Loans	$1,524,056	$1,359,655	$1,245,428	$1,136,938	$1,082,452
Accruing TDR loans not included above	$11,438	$16,039	$12,442	$30,225	$20,125
Delinquent loans 60-89 days past due	$2,638	$1,184	$3,026	$2,324	$2,104
Non-performing loans to total loans	1.20%	1.59%	2.08%	1.79%	1.90%
Non-performing assets to total assets	1.00%	1.33%	1.83%	1.51%	1.66%
Loans 60-89 days past due to total loans	0.17%	0.09%	0.24%	0.20%	0.19%
Adversely Classified loans to total loans	1.83%	2.53%	3.03%	2.22%	2.38%

The $3.3 million net decrease in total non-performing loans, and the resulting decrease in the ratio of non-performing loans as a percentage of total loans outstanding, was primarily due to net decreases within the commercial and industrial ($1.3 million) and the commercial real estate ($2.0 million) portfolios. The majority of non-accrual loans were also carried as impaired loans during the periods and the changes since December 31, 2012 are discussed further below.

Total impaired loans amounted to $29.8 million and $37.4 million at December 31, 2013 and December 31, 2012, respectively.  The decrease in the recorded investment in impaired loans since the prior year was primarily within the commercial real estate portfolio of $7.7 million. The decrease in impaired loans as of December 31, 2013, as compared to December 31, 2012, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period. Total accruing impaired loans amounted to $11.9 million and $16.6 million at December 31, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $17.9 million and $20.8 million as of December 31, 2013 and December 31, 2012, respectively.

In management’s opinion, the majority of impaired loan balances at December 31, 2013 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.  Based on management’s assessment at December 31, 2013, impaired loans totaling $18.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $4.4 million.  At December 31, 2012, impaired loans totaling $26.1 million required no specific reserves and impaired loans totaling $11.3 million required specific reserve allocations of $4.1 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of December 31, 2013 and December 31, 2012 were $20.9 million and $26.6 million, respectively. TDR loans included in non-performing loans amounted to $9.5 million and $10.5 million at December 31, 2013 and December 31, 2012, respectively. TDR loans on accrual status amounted to $11.4 million and $16.0 million at December 31, 2013 and December 31, 2012, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to seek the best mutual outcome given the current economic environment.

The carrying value of OREO at December 31, 2013 was $114 thousand and consisted of 1 property, compared to $500 thousand comprised of 1 property at December 31, 2012. During 2013, the property that was held in OREO as of December 31, 2012 was sold, and 2 properties were added to OREO, 1 of which was subsequently sold during the year.  There were $121 thousand of gains realized on the sale of OREO in 2013 and a write down of $23 thousand was recorded on the remaining property to reflect current expected realizable value. There were $87 thousand in gains on OREO sales in 2012.

Management believes that the loan portfolio continued to experience a level of modest credit stabilization during the 2013 period, as indicated by the improving statistics related to migration of adversely classified, non-accrual loans, impaired loans and the level of OREO properties held as of December 31, 2013. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area and the strength of the local and national economy, among other factors.  Except for loans specifically identified as impaired, as discussed above, the estimate is a two-tiered approach that allocates loan loss reserves to “adversely classified” loans by credit rating and to non-classified loans by credit type.  The general loss allocations take into account the quantitative historic loss experience as well as the qualitative factors identified above.  The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged off are credited to the allowance.

Purchased residential loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non-classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

Management closely monitors the credit quality of individual delinquent and non-performing relationships, industry concentrations, the local and regional real estate market and current economic conditions.  The level of delinquent and non-performing assets is largely a function of economic conditions and the overall banking environment.  Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in the local, regional or national economic conditions could negatively impact the Company’s level of non-performing assets in the future.

The allowance for loan losses to total loans ratio was 1.77% at December 31, 2013 compared to 1.78% at December 31, 2012.  Contributing to the decline in this ratio was the improving credit quality statistics discussed above. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2013.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance at beginning of year	$24,254	$23,160	$19,415	$18,218	$15,269

Provision charged to operations	3,279	2,750	5,197	5,137	4,846

Recoveries on charged-off loans:
Commercial real estate	96	29	124	2	210
Commercial and industrial	80	461	148	49	130
Commercial construction	78	2	4	5	3
Residential mortgage	128	10	6	—	1
Home equity	21	2	—	—	7
Consumer	12	15	12	21	287
Total recoveries	$415	$519	$294	$77	$638

Charged-off loans:
Commercial real estate	206	276	603	1,015	911
Commercial and industrial	670	1,388	1,075	1,662	1,321
Commercial construction	—	156	—	1,245	—
Residential mortgage	36	185	3	25	76
Home equity	44	140	—	—	140
Consumer	25	30	65	70	87
Total charged-off	$981	$2,175	$1,746	$4,017	$2,535

Net loans charged-off	$566	$1,656	$1,452	$3,940	$1,897

Balance at December 31	$26,967	$24,254	$23,160	$19,415	$18,218

Average loans outstanding	$1,438,556	$1,281,994	$1,186,674	$1,106,597	$1,015,008
Net loans charged-off to average loans	0.04%	0.13%	0.12%	0.36%	0.19%

Total loans	$1,524,056	$1,359,655	$1,245,428	$1,136,938	$1,082,452
Allowance to total loans	1.77%	1.78%	1.86%	1.71%	1.68%

Recoveries to charge-offs	42.30%	23.86%	16.84%	1.92%	25.17%
Net loans charged-off to allowance	2.10%	6.83%	6.27%	20.29%	10.41%

The following table sets forth the allocation of the Company’s allowance for loan losses among the categories of loans and the percentage of loans in each category to gross loans for the periods ending on the respective dates indicated:

	December 31,
	2013		2012		2011		2010		2009
(Dollars in thousands)	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans	Allowance allocation	Loan category as % of gross loans
Comm’l real estate	$13,174	53.8%	$11,793	52.2%	$10,855	52.2%	$9,769	52.3%	$9,630	51.1%
Comm’l industrial	8,365	23.4%	7,297	24.1%	7,568	24.9%	5,489	24.1%	4,614	24.3%
Comm’l constr.	3,493	8.6%	3,456	8.9%	3,013	9.4%	2,609	9.8%	2,475	9.9%
Resid: mortg, cnstr and HELOC’s	1,710	13.6%	1,582	14.4%	1,610	13.1%	1,435	13.4%	1,402	14.3%
Consumer	225	0.6%	126	0.4%	114	0.4%	113	0.4%	97	0.4%
Total	$26,967	100.0%	$24,254	100.0%	$23,160	100.0%	$19,415	100.0%	$18,218	100.0%

The allocation of the allowance for loan losses above reflects management’s judgment of the relative risks of the various categories of the Company’s loan portfolio. This allocation should not be considered an indication of the future amounts or types of possible loan charge-offs.

See Note 4 “Allowance for Loan Losses” to the Company's Consolidated Financial Statements, contained in Item 8, for further information regarding credit quality and the allowance for loan losses.

Bank Owned Life Insurance (“BOLI”)

The Company has purchased BOLI as an investment vehicle, utilizing the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $15.9 million and $15.4 million at December 31, 2013 and 2012, respectively.

Further information regarding the Company’s BOLI can be found in Item (j) in Note 1, "Summary of Significant Accounting Policies," and information on the Company's retirement benefit plans is contained in Note 10, “Employee Benefit Plans,” under the heading “Supplemental Life Insurance” both of which are located in the notes to the consolidated financial statements contained in Item 8 below.

Deposits
Total deposits increased $161.0 million, or 11%, as of December 31, 2013 compared to December 31, 2012. As of December 31, 2013, deposits, excluding brokered deposits, increased $112.4 million, or 8%, since December 31, 2012. This increase was noted primarily in the first nine months of the year. Total deposits as a percentage of total assets were 88% at December 31, 2013 compared to 89% at December 31, 2012.

The following table sets forth deposit balances by certain categories at the dates indicated and the percentage of each deposit category to total deposits.

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest demand deposits	$435,465	26.6%	$386,643	26.2%	$309,930	23.3%
Interest bearing checking	222,837	13.6%	210,564	14.3%	165,718	12.4%
Total checking	658,302	40.2%	597,207	40.5%	475,648	35.7%

Savings	150,215	9.2%	154,680	10.5%	141,289	10.6%
Money Markets	575,825	35.2%	491,942	33.3%	446,526	33.5%
Total savings/money markets	726,040	44.4%	646,622	43.8%	587,815	44.1%

Certificates of deposit	200,083	12.2%	228,166	15.5%	269,695	20.2%
Total non-brokered deposits (1)	1,584,425	96.8%	1,471,995	99.8%	1,333,158	100.0%

Brokered deposits	51,567	3.2%	3,032	0.2%	—	—%

Total deposits	$1,635,992	100.0%	$1,475,027	100.0%	$1,333,158	100.0%

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.

Non-brokered deposit growth was noted in checking and money market products. Checking deposits, a strong source of low-cost funding for the Company, increased $61.1 million, or 10%, through December 31, 2013 compared to December 31, 2012, with the most growth in non-interest bearing accounts, which increased $48.8 million, or 13%, since December 31, 2012. During the same period, savings and money market accounts increased by $79.4 million, or 12% at December 31, 2013 compared to December 31, 2012, primarily in money market accounts. The increases in non-brokered deposits were attributed to sales and marketing efforts, market expansion and general inflows of funds into the deposit marketplace.

Year-end balances of certificates of deposit decreased by $28.1 million, or 12%, as the rates on term products continue to decline in relation to other deposit product alternatives.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth. In the second quarter of 2013, as part of the Company's asset-liability management strategy to protect against rising rates, the Company purchased $49.8 million of brokered CDs, with an average life of approximately five years.

At December 31, 2013, the majority of the combined CD balances (brokered and non-brokered) were scheduled to mature within one year, with approximately 22% due to mature within three months and 41% due within twelve months, with the remaining balances scheduled to mature in 2015 through 2019.

The table below sets forth a comparison of the Company’s average deposits and average rates paid for the periods indicated, as well as the percentage of each deposit category to total average deposits.  The annualized average rate on total deposits reflects both interest bearing and non-interest bearing deposits.

	Year ended December 31,
	2013			2012			2011
(Dollars in thousands)	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total	Average Balance	Avg Rate	% of Total
Non-interest demand	$410,016	—%	26.4%	$353,558	—%	24.9%	$251,536	—%	19.3%

Interest checking	193,362	0.06%	12.5%	169,178	0.07%	11.9%	170,644	0.11%	13.1%
Savings	168,922	0.16%	10.9%	162,320	0.22%	11.5%	153,843	0.37%	11.8%
Money market	529,637	0.35%	34.1%	478,350	0.49%	33.7%	450,554	0.73%	34.6%
Total interest bearing non-term deposits	891,921	0.25%	57.5%	809,848	0.35%	57.1%	775,041	0.51%	59.5%

Certificates of deposit	215,363	0.69%	13.9%	253,403	0.95%	17.9%	275,400	1.23%	21.2%

Total non-brokered deposits	1,517,300	0.24%	97.8%	1,416,809	0.37%	99.9%	1,301,977	0.57%	100.0%

Brokered deposits	34,331	1.05%	2.2%	1,325	0.96%	0.1%	15	0.28%	—%

Total	$1,551,631	0.26%	100.0%	$1,418,134	0.37%	100.0%	$1,301,992	0.57%	100.0%

The decrease in the average rate paid on total deposit accounts for 2013 is primarily attributable to continued decreases in market interest rates compared to the prior year.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $36.5 million at December 31, 2013 compared to $26.5 million at December 31, 2012 and $4.5 million at December 31, 2011. Borrowed funds increased $10.0 million, or 38%, from December 31, 2012 primarily in overnight advances in the fourth quarter of 2013 to fund the Bank's loan growth and investment purchases.

Outstanding borrowings from the FHLB may be comprised of overnight or short-term borrowings and term advances linked to outstanding commercial loans under various community reinvestment programs of the FHLB.

As of December 31, 2013, all outstanding FHLB advances had maturities one year or less and amounted to $36.5 million with a weighted average rate of 0.3%.

Maximum FHLB and other borrowings outstanding at any month end during 2013, 2012, and 2011 were $57.4 million, $26.5 million and $4.8 million respectively.  The Company did not have any repurchase agreements for securities sold as of December 31, 2013 or 2012. The maximum amounts outstanding under repurchase agreements at any month-end during 2011 was $763 thousand. The table below shows the comparison of the Company’s average borrowed funds and average rates paid for the periods indicated.

	Year ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
FHLB advances	$24,385	0.39%	$3,552	1.50%	$4,684	1.82%
Other borrowed funds	14	0.46%	89	0.27%	170	0.25%
Repurchase agreements	—	—%	—	—%	373	0.31%
Total borrowed funds	$24,399	0.39%	$3,641	1.47%	$5,227	1.66%

The decrease in the average rate on borrowed funds for the year ended December 31, 2013 compared to the prior year was primarily due to lower rates on FHLB advances during the period.

At December 31, 2013, the Bank had the ability to borrow additional funds from the FHLB of up to approximately $300 million and capacity with the FRB of approximately $60 million.

The Company also had $10.8 million of junior subordinated debentures (10.875%; maturing in 2030; currently callable) at both December 31, 2013 and December 31, 2012, respectively.

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

At December 31, 2013, the Company's wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and has access to the FRB Discount Window.

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

For additional information on the Company's capital planning, see the section entitled “Capital Resources” contained in Item 1 “Business.”

Capital Adequacy

The Company is subject to various regulatory capital requirements administered by the federal banking agencies.  The Company's capital policies and capital levels are monitored by ALCO and capital planning is reviewed at least annually by the Executive Committee. Failure to meet minimum capital requirements can result in certain mandatory and possible additional discretionary, supervisory actions by regulators, which, if undertaken, could have a material adverse effect on the Company’s consolidated financial condition.  At December 31, 2013, the capital levels of both the Company and the Bank complied with all applicable minimum capital requirements of the Federal Reserve Board and the FDIC, respectively, and both qualified as “well capitalized” under applicable regulation of the Federal Reserve Board and FDIC.

For additional information regarding the capital requirements applicable to the Company and the Bank and their respective capital levels at December 31, 2013, see the section entitled “Capital Resources” and "Capital Requirements" under the heading "Supervision and Regulation" contained in Item 1 “Business” and Note 9, “Stockholders’ Equity,” to the consolidated financial statements contained in Item 8.

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

The following tables summarizes the contractual cash obligations and commitments at December 31, 2013.

	Payments Due By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Contractual Cash Obligations:
FHLB borrowings	$36,534	$36,534	$—	$—	$—
Junior subordinated debentures	10,825	—	—	—	10,825
Supplemental retirement plans	4,146	276	552	552	2,766
Operating lease obligations	8,377	1,087	1,793	1,655	3,842
Vendor contracts	4,200	2,699	1,498	3	—
Total contractual obligations	$64,082	$40,596	$3,843	$2,210	$17,433

	Commitment Expiration — By Period
(Dollars in thousands)	Total	With-in 1 Year	>1 – 3 Years	>3 – 5 Years	After 5 Years
Other Commitments:
Unadvanced loans and lines	$467,516	$319,179	$63,624	$13,691	$71,022
Commitments to originate loans	34,182	34,182	—	—	—
Letters of credit	17,116	16,331	697	46	42
Commitments to originate loans for sale	2,007	2,007	—	—	—
Commitments to sell loans	3,262	3,262	—	—	—
Total commitments	$524,083	$374,961	$64,321	$13,737	$71,064

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

	December 31,
(Dollars in thousands)	2013	2012	2011
Investment advisory and management services	$537,545	$480,216	$389,569
Brokerage and management services	127,472	108,679	108,190
Total investment advisory assets	665,017	588,895	497,759
Commercial sweep accounts	2,313	3,460	7,404
Investment assets under management	$667,330	$592,355	$505,163

Investment assets under management increased by $75.0 million, or 13%, from December 31, 2012 to December 31, 2013.  The increase is primarily attributable to asset growth from market value appreciation and new business.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.59 billion at December 31, 2013 compared to $2.33 billion at December 31, 2012 and $2.06 billion at December 31, 2011. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations

COMPARISON OF YEARS ENDED December 31, 2013 AND 2012

Unless otherwise indicated, the reported results are for the year ended December 31, 2013 with the “comparable year” or “prior year” being the year ended December 31, 2012. Average yields are presented on a tax equivalent basis.
 Net Income

The Company earned net income in 2013 of $13.5 million compared to $12.4 million for 2012, an increase of 9%.  Diluted earnings per share for 2013 was $1.36 compared to $1.28 for the year ended 2012, which represented an increase of 6%.

In 2013, our financial results included increases in net interest income, non-interest income, operating expenses and the provision for loan losses over the prior year, due primarily to the Company's growth. Non-interest income also increased as a result of higher gains on securities sales in the current year.

Net Interest Income

The Company’s net interest income for the year ended December 31, 2013 was $65.8 million compared to $61.9 million for the year ended December 31, 2012, an increase of $3.9 million, or 6%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

Tax equivalent net interest margin decreased by 20 basis points, to 4.07% for the year ended December 31, 2013, compared to 4.27% for the prior year. Consistent with the industry, the 2013 margin continued to trend downward through most of 2013, as the yield on interest-earning assets declined faster than the cost of funding, as funding rates have reached a level leaving little room for significant reductions. Interest earning asset yields declined 30 basis points compared to the prior year, while the cost of funding declined by 11 basis points over the same period.

Rate/Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the years ended December 31, 2013 and 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) volume (change in average portfolio balance multiplied by prior year average rate); (2) interest rate (change in average interest rate multiplied by prior year average balance); and (3) rate and volume (the remaining difference).

	December 31,
	2013 vs. 2012				2012 vs. 2011
		Increase (Decrease) due to				Increase (Decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$2,728	$8,084	$(4,716)	$(640)	$1,582	$5,287	$(3,356)	$(349)
Investment Securities	3	601	(421)	(177)	(161)	1,065	(926)	(300)
Other Interest Earning Assets (1)	(14)	(20)	4	2	15	(12)	35	(8)
Total interest earning assets	2,717	8,665	(5,133)	(815)	1,436	6,340	(4,247)	(657)

Interest Expense
Interest checking, savings, and money market	(623)	287	(810)	(100)	(1,147)	177	(1,240)	(84)
Certificates of deposit	(931)	(361)	(659)	89	(981)	(271)	(771)	61
Brokered Deposits	348	317	1	30	13	—	—	13
Borrowed funds	42	305	(39)	(224)	(33)	(23)	(15)	5
Total interest-bearing funding	(1,164)	548	(1,507)	(205)	(2,148)	(117)	(2,026)	(5)

Change in net interest income	$3,881	$8,117	$(3,626)	$(610)	$3,584	$6,457	$(2,221)	$(652)
____________________

(1)	Other interest-earning assets includes dividends on FHLB stock and income on short-term investments.

The table on the following page presents the Company’s average balance sheet, net interest income and average rates for the years ended December 31, 2013, 2012 and 2011.

	Average Balances, Interest and Average Yields
	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield (1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,441,522	$67,673	4.74%	$1,285,513	$64,945	5.11%	$1,188,055	$63,363	5.39%
Investments (3)	184,590	3,381	2.40%	162,007	3,378	2.66%	130,406	3,539	3.37%
Other Interest Earning Assets (4)	31,631	68	0.21%	41,643	82	0.20%	50,336	67	0.13%
Total interest earnings assets	1,657,743	71,122	4.40%	1,489,163	68,405	4.70%	1,368,797	66,969	5.00%
Other assets	86,149			87,362			81,002
Total assets	$1,743,892			$1,576,525			$1,449,799

Liabilities and stockholders’ equity:
Interest checking, savings and money market	$891,921	2,217	0.25%	$809,848	2,840	0.35%	$775,056	3,987	0.51%
Certificates of deposit	215,363	1,480	0.69%	253,403	2,411	0.95%	275,400	3,392	1.23%
Brokered deposits	34,331	361	1.05%	1,325	13	0.96%	—	—	—%
Borrowed funds	24,399	96	0.39%	3,641	54	1.47%	5,227	87	1.66%
Junior subordinated debentures	10,825	1,177	10.88%	10,825	1,177	10.88%	10,825	1,177	10.88%
Total interest-bearing funding	1,176,839	5,331	0.45%	1,079,042	6,495	0.60%	1,066,508	8,643	0.81%

Net interest rate spread			3.95%			4.10%			4.19%

Demand deposits	410,016	—	—	353,558	—	—	251,536	—	—
Total deposits, borrowed funds and debentures	1,586,855	5,331	0.34%	1,432,600	6,495	0.45%	1,318,044	8,643	0.66%
Other liabilities	11,922			10,435			9,892
Total liabilities	1,598,777			1,443,035			1,327,936

Stockholders’ equity	145,115			133,490			121,863

Total liabilities and stockholders’ equity	$1,743,892			$1,576,525			$1,449,799

Net interest income		$65,791			$61,910			$58,326
Net interest margin (tax equivalent)			4.07%			4.27%			4.37%

_________________________

(1)
Average yields are presented on a tax equivalent basis. The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.7 million, $1.6 million, and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Average loans include non-accrual loans, and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Other interest earning assets includes interest-earning assets, fed funds sold, and FHLB Stock.

Interest and Dividend Income

Total interest income for the year ended December 31, 2013 was $71.1 million, an increase of $2.7 million, or 4%, from the prior year. The increase resulted primarily from growth of $168.6 million, or 11%, in the average balance of interest earning assets for the year ended December 31, 2013, partially offset by a 30 basis point decline in the average tax equivalent yield on interest earning assets, due to the lower interest rate environment during most of 2013.

Interest income on loans and loans held for sale, which accounted for the majority of interest income, increased $2.7 million, or 4%, compared to the prior period, primarily due to loan growth partially offset by a decline in loan yields. Average loan and loans held for sale balances increased $156.0 million, or 12%, compared to the prior year, and amounted to $1.44 billion for the year ended December 31, 2013, while the average yield on loans declined 37 basis points compared to the prior period and amounted to 4.74% for the year ended December 31, 2013.

Income on investment securities amounted to $3.4 million and was relatively flat compared to the same period in 2012, as income from investment purchases in 2013 was offset by lower yields. The average balance of investment securities increased by $22.6 million, or 14%, while investment yields declined by 26 basis points.

Income on other interest earning assets has decreased $14 thousand, or 17%, compared to the same period in 2012 primarily resulting from a decrease in the average balance of these investments, as funds were utilized to purchase longer term investment securities and fund loan growth.

Interest Expense

Total interest expense amounted to $5.3 million, a decrease of $1.2 million, or 18%, compared to the prior year.  The decrease resulted primarily from an 11 basis point decrease in the average cost of funding due primarily to the reduction in deposit market interest rates over the period, partially offset by an increase in wholesale funding.

Interest expense on interest checking, savings and money market accounts decreased $623 thousand, or 22%, over the comparable year, resulting primarily from a decrease in the average cost of these accounts, partially offset by an increase in average balances. The average cost of these accounts decreased 10 basis points to 0.25%, while the average balance increased $82.1 million, or 10%, over the prior year.

Interest expense on CDs amounted to $1.5 million, a decrease of $931 thousand, or 39%, over the comparable period. The decrease was primarily due to a decline in rates over the comparable period and to a lesser extent, decreased average balances. The average cost of CDs decreased 26 basis points, to 0.69%, for the year ended December 31, 2013 while the average balances decreased $38.0 million, or 15%, compared to the same prior period in 2012.

Interest expense on brokered deposits amounted to $361 thousand, an increase of $348 thousand over the comparable period, primarily due to increased average balances. The average balances increased by $33.0 million compared to the 2012 period and the average cost of brokered deposits amounted to 1.05%, for the year ended December 31, 2013.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, increased by $42 thousand over the prior year.  The increase was primarily attributed to the increase in average balances of approximately $20.8 million, partially offset by a decline of 108 basis points in the average costs of these borrowings.

 The interest expense and average rate on junior subordinated debentures was $1.2 million and 10.88%, respectively, for both years ended December 31, 2013 and 2012.

The average balance of non-interest bearing demand deposits increased $56.5 million, or 16%, to $410.0 million at December 31, 2013. The average balance of these accounts represented 26% and 25% of total average deposits for the years ended December 31, 2013 and 2012, respectively. Non-interest bearing demand deposits are an important component of the Bank’s core funding strategy.

Provision for Loan Losses

The provision for loan losses was $3.3 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively. The provision made to the allowance for loan losses takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The provision reflects management’s estimate of the loan loss allowance necessary to support the level of credit risk inherent in the portfolio during the period.

See “Credit Risk," "Asset Quality,” and “Allowance for Loan Losses” under the heading, “Financial Condition,” in this Item 7 above, for further information regarding the provision for loan losses.

Non-Interest Income

Non-interest income for the year ended December 31, 2013 increased $1.6 million, or 13%, compared to 2012. The significant changes are discussed below.

The following table sets forth the components of non-interest income and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Change	% Change
Investment advisory fees	$4,285	$3,838	$447	12%
Deposit and interchange fees	4,788	4,500	288	6%
Income on bank-owned life insurance, net	459	506	(47)	(9)%
Net gains on sales of investment securities	1,239	236	1,003	425%
Gains on sales of loans	792	989	(197)	(20)%
Other income	2,229	2,106	123	6%
Total non-interest income	$13,792	$12,175	$1,617	13%

Investment advisory income increased $447 thousand, or 12%, compared to the same period in the prior year, primarily due to net asset growth from market value appreciation and new business.

Deposit and interchange fees increased $288 thousand, or 6%. Deposit and interchange fees primarily include fees received on customer deposit accounts and ATM interchange income, partially offset by the cost of our deposit rewards program.

Net gains on security sales for the year ended December 31, 2013 increased $1.0 million compared to the prior year, primarily in the first half of 2013. Investment sales are typically driven by market or strategic opportunities.

During 2013, the Company sold $42.6 million in residential loans, compared to $50.8 million for the prior year.  Loans sold generated gains on sales of $792 thousand and $989 thousand for 2013 and 2012, respectively. The decrease in gains on loans sales resulted primarily from the decrease in the amount of loans sold due to rising interest rates impacting refinancing activity.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2013 increased $3.2 million, or 6%, compared to 2012. The significant changes are discussed below:

The following table sets forth the components of non-interest expense and the related changes for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Change	% Change
Salaries and employee benefits	$33,551	$32,034	$1,517	5%
Occupancy and equipment expenses	6,035	5,678	357	6%
Technology and telecommunications expenses	4,647	4,316	331	8%
Advertising and public relations expenses	2,708	2,267	441	19%
Audit, legal and other professional fees	1,742	1,675	67	4%
Deposit Insurance Premiums	1,118	1,064	54	5%
Supplies and postage expenses	967	925	42	5%
Investment advisory and custodial expenses	540	438	102	23%
Other operating expenses	4,516	4,215	301	7%
Total non-interest expense	$55,824	$52,612	$3,212	6%

The increase in salaries and benefits expense was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period. Partially offsetting this increase was a net benefit of $337 thousand resulting from rising interest rates on certain benefit plans offered by the Company compared to a net cost of $295 thousand on these items in 2012.

Occupancy and equipment expenses increased primarily due to branch expansion and investments in our facilities.

Technology and telecommunications expense increased, primarily in software, as a result of investments to support the Company's growth and network infrastructure, improve our service capabilities and enhance business continuity.

Advertising and public relations expenses increased due primarily to the timing of the Bank's Celebration of Excellence event, last held in the second quarter of 2013, which recognized local businesses and individuals for their commitment to the communities we serve, and due to additional contribution and public relations expenditures.

Investment advisory and custodial expenses increased primarily as a result of increased business with our Enterprise Investment Advisors.

Other non-interest expense increased primarily due to increased deposit product and loan servicing costs and business developments costs, partially offset by a decrease in REO and workout loan expenses in the current year.

Income Tax Expense

The effective tax rate for the year ended December 31, 2013 and December 31, 2012 was 33.9% for both periods, respectively. Refer to Note 12 "Income Taxes" to the Consolidated Financial Statements, contained in Item 8, for additional information about the Company's taxes.

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

Income Tax Expense

Income tax expense for the year ended December 31, 2012 and December 31, 2011 was $6.3 million and $5.2 million, respectively.  The effective tax rate for the year ended December 31, 2012 and December 31, 2011 was 33.9%, and 32.0%, respectively. The increase in the effective tax rate was primarily due to higher taxable income and the diminished impact of tax exempt income as a result of higher earnings. Refer to Note 12 "Income Taxes" to the Consolidated Financial Statements, contained in Item 8, for additional information about the Company's taxes.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 is not expected to have a material impact on the Company's financial statements, or results of operations.
In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. The investor must recognize any subsequent impairment loss when it is more likely than not that the carrying amount of the investment will not be realized. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. A reporting entity must disclose information that enables users of its financial statements to understand the nature of such investments and the effect of the measurement, and the related tax credits, on its financial position and results of operations. The amendments in this Update are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption by the Company of this ASU is not expected to have a material impact on the Company's financial statements, or results of operations.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new amendments require an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under U.S. GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, this adoption in the first quarter of 2013 did not have a material impact on the Company's financial statements. See subsection (r) "Reporting

Comprehensive Income" contained within Note 1, to the consolidated financial statements for the disclosure of the effects of amounts reclassified out of accumulated other comprehensive income.
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

Net interest margin through most of 2013 continued to trend downward as the yield on interest earning assets has declined faster than the rate on cost of funds, which is approaching a floor. Additional margin compression may occur if loans continue to re-price downward while the cost of deposits remains at the same level.
At December 31, 2013, management continues to consider the Company's primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company's balance sheet components. This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

The following table summarizes the projected cumulative net interest income for a 24-month period as of December 31, 2013, assuming a parallel yield curve shift and gradual interest rate changes applied during the period. Although, net interest income is projected to decline slightly over a 24 month period if rates rise, it is projected to increase in the long-term as adjustable rate loans re-price.

	December 31, 2013
(Dollars in thousands)	Rates Unchanged	Rates Rise 200 BP
Interest Earning Assets:
Loans and loans held for sale	$140,310	$155,379
Collateralized mortgage obligations and other mortgage backed securities	3,705	3,937
Other investments	4,911	5,406
Total interest income	148,926	164,722

Interest Earning Liabilities:
Certificates of deposit (including brokered deposits)	3,476	6,230
Interest bearing checking, money market, savings	4,095	18,961
Borrowed funds	462	1,557
Junior subordinated debentures	2,354	2,355
Total interest expense	10,387	29,103

Net interest income	$138,539	$135,619

Item 8.	Financial Statements and Supplementary Data

ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents:
Cash and due from banks	$41,362	$38,007
Interest-earning deposits	10,153	12,218
Fed funds sold	2,218	2,510
Total cash and cash equivalents	53,733	52,735

Investment securities at fair value	215,369	184,464
Federal Home Loan Bank Stock	4,324	4,260
Loans held for sale	1,255	8,557
Loans, less allowance for loan losses of $26,967 and $24,254 at December 31, 2013 and 2012, respectively	1,497,089	1,335,401
Premises and equipment	29,891	27,206
Accrued interest receivable	6,186	5,828
Deferred income taxes, net	13,927	12,548
Bank-owned life insurance	15,902	15,443
Prepaid income taxes	443	174
Prepaid expenses and other assets	6,150	13,454
Goodwill	5,656	5,656

Total assets	$1,849,925	$1,665,726

Liabilities and Stockholders’ Equity

Liabilities
Deposits	$1,635,992	$1,475,027
Borrowed funds	36,534	26,540
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	14,675	13,182
Accrued interest payable	565	603
Total liabilities	1,698,591	1,526,177

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,992,560 issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards) and 9,676,477 shares issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards)	100	97
Additional paid-in capital	52,936	48,194
Retained earnings	96,153	87,159
Accumulated other comprehensive income	2,145	4,099
Total stockholders’ equity	151,334	139,549

Total liabilities and stockholders’ equity	$1,849,925	$1,665,726

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
Years Ended December 31,

(Dollars in thousands, except per share data)	2013	2012	2011
Interest and dividend income:
Loans and loans held for sale	$67,673	$64,945	$63,363
Investment securities	3,381	3,378	3,539
Other interest-earning assets	68	82	67
Total interest and dividend income	71,122	68,405	66,969

Interest expense:
Deposits	4,058	5,264	7,379
Borrowed funds	96	54	87
Junior subordinated debentures	1,177	1,177	1,177
Total interest expense	5,331	6,495	8,643

Net interest income	65,791	61,910	58,326

Provision for loan losses	3,279	2,750	5,197
Net interest income after provision for loan losses	62,512	59,160	53,129

Non-interest income:
Investment advisory fees	4,285	3,838	3,728
Deposit and interchange fees	4,788	4,500	4,438
Income on bank-owned life insurance, net	459	506	548
Net gains on sales of investment securities	1,239	236	791
Gains on sales of loans	792	989	687
Other income	2,229	2,106	1,750
Total non-interest income	13,792	12,175	11,942

Non-interest expense:
Salaries and employee benefits	33,551	32,034	28,671
Occupancy and equipment expenses	6,035	5,678	5,485
Technology and telecommunications expenses	4,647	4,316	3,886
Advertising and public relations expenses	2,708	2,267	2,661
Audit, legal and other professional fees	1,742	1,675	1,393
Deposit insurance premiums	1,118	1,064	1,319
Supplies and postage expenses	967	925	882
Investment advisory and custodial expenses	540	438	412
Other operating expenses	4,516	4,215	4,257
Total non-interest expense	55,824	52,612	48,966

Income before income taxes	20,480	18,723	16,105
Provision for income taxes	6,951	6,348	5,161

Net income	$13,529	$12,375	$10,944

Basic earnings per share	$1.37	$1.29	$1.16

Diluted earnings per share	$1.36	$1.28	$1.16

Basic weighted average common shares outstanding	9,862,678	9,586,783	9,401,714

Diluted weighted average common shares outstanding	9,950,609	9,660,676	9,445,725

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
Net income	$13,529	$12,375	$10,944
Other comprehensive income, net of taxes:
Gross unrealized holding (losses)/gains on investments arising during the period	(1,910)	1,625	2,670
Income tax benefit/(expense)	752	(569)	(953)
Net unrealized holding gains, net of tax	(1,158)	1,056	1,717
Less: Reclassification adjustment for impairment included in net income:
Other than temporary impairment loss arising during the period	—	—	(3)
Income tax benefit	—	—	1
Reclassification adjustment for impairment realized, net of tax	—	—	(2)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	1,239	236	791
Income tax expense	(443)	(83)	(278)
Reclassification adjustment for gains realized, net of tax	796	153	513

Total other comprehensive income (loss)	(1,954)	903	1,206
Comprehensive income	$11,575	$13,278	$12,150

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
(Dollars in thousands, except share data)	Shares	Amount
Balance at December 31, 2010	9,290,465	$93	$42,590	$72,000	$1,990	$116,673
Net Income				10,944		10,944
Other comprehensive income (loss), net					1,206	1,206
Tax benefit from exercise of stock options			4			4
Common stock dividend paid ($0.42 per share)				(3,945)		(3,945)
Common stock issued under dividend reinvestment plan	84,760	1	1,253			1,254
Stock-based compensation	72,405	1	1,002			1,003
Stock options exercised, net	25,118	—	309			309
Balance at December 31, 2011	9,472,748	$95	$45,158	$78,999	$3,196	$127,448
Net Income				12,375		12,375
Other comprehensive income (loss), net					903	903
Tax benefit from exercise of stock options			2			2
Common stock dividend paid ($0.44 per share)				(4,215)		(4,215)
Common stock issued under dividend reinvestment plan	80,392	1	1,273			1,274
Stock-based compensation	82,955	1	1,252			1,253
Stock options exercised, net	40,382	—	509			509
Balance at December 31, 2012	9,676,477	$97	$48,194	$87,159	$4,099	$139,549
Net Income				13,529		13,529
Other comprehensive income (loss), net					(1,954)	(1,954)
Tax benefit from exercise of stock options			25			25
Common stock dividend paid ($0.46 per share)				(4,535)		(4,535)
Common stock issued under dividend reinvestment plan	69,633	1	1,238			1,239
Stock-based compensation	90,824	1	1,651			1,652
Stock options exercised, net	155,626	1	1,828			1,829
Balance at December 31, 2013	9,992,560	$100	$52,936	$96,153	$2,145	$151,334

See accompanying notes to consolidated financial statements.

ENTERPRISE BANCORP, INC
Consolidated Statements of Cash Flows
Years Ended December 31,

(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$13,529	$12,375	$10,944
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,279	2,750	5,197
Depreciation and amortization	5,015	4,485	4,125
Stock-based compensation expense	1,662	1,271	1,035
Mortgage loans originated for sale	(35,284)	(54,248)	(35,717)
Proceeds from mortgage loans sold	43,378	51,741	37,751
Net gains on sales of loans	(792)	(989)	(687)
Net gains on sales of OREO	(121)	(87)	—
Net gains on sales of investments	(1,239)	(236)	(791)
Other-than-temporary-impairment of investments	—	—	3
Income on bank-owned life insurance, net	(459)	(506)	(548)
OREO fair value adjustment	23	—	—
Changes in:
Accrued interest receivable	(358)	(7)	(289)
Prepaid expenses and other assets	6,592	(3,207)	(824)
Deferred income taxes	(183)	(625)	(2,039)
Accrued expenses and other liabilities	780	1,387	2,456
Accrued interest payable	(38)	(148)	(163)
Net cash provided by operating activities	35,784	13,956	20,453
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	9,564	3,545	11,344
Net proceeds (purchase) from FHLB capital stock	(64)	480	—
Proceeds from maturities, calls and pay-downs of investment securities	27,923	37,283	55,746
Purchase of investment securities	(70,663)	(83,964)	(63,085)
Net increase in loans	(165,135)	(116,458)	(111,162)
Additions to premises and equipment, net	(6,580)	(4,330)	(5,433)
Proceeds from OREO sales and payments	652	1,852	600
Purchase of OREO	—	(245)	—
Net cash used in investing activities	(204,303)	(161,837)	(111,990)
Cash flows from financing activities:
Net increase in deposits	160,965	141,869	89,087
Net increase (decrease) in borrowed funds	9,994	22,046	(11,047)
Cash dividends paid	(4,535)	(4,215)	(3,945)
Proceeds from issuance of common stock	1,239	1,274	1,254
Proceeds from exercise of stock options	1,829	509	309
Tax benefit from exercise of stock options	25	2	4
Net cash provided by financing activities	169,517	161,485	75,662

Net increase (decrease) in cash and cash equivalents	998	13,604	(15,875)
Cash and cash equivalents at beginning of year	52,735	39,131	55,006
Cash and cash equivalents at end of year	$53,733	$52,735	$39,131

Supplemental financial data:
Cash paid for: Interest	$5,369	$6,643	$7,542
Cash paid for: Income taxes	7,342	6,611	7,112
Supplemental schedule of non-cash activity:
Purchase of investment securities not yet settled	703	—	—
Transfer from loans to other real estate owned	168	575	1,220
Capital expenditures incurred not yet paid	—	—	710

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

The Company has 22 full service branches serving the Merrimack Valley and North Central regions of Massachusetts and Southern New Hampshire. Through the Bank and its subsidiaries, the Company offers a range of commercial and consumer loan products, deposit and cash management products, investment advisory and wealth management, trust and insurance services.  The services offered through the Bank and its subsidiaries are managed as one strategic unit and represent the Company’s only reportable operating segment.

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board ("FASB"), the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the "Trust") created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

The Federal Deposit Insurance Corporation (“FDIC”) and the Massachusetts Division of Banks (the “Division”) have regulatory authority over the Bank. The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department. The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board.  The Commissioner also retains supervisory jurisdiction over the Company.

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

The accompanying audited consolidated financial statements and notes thereto have been prepared in accordance with GAAP and the instructions for Form 10-K through the rules and interpretive releases of the SEC under federal securities law. In the opinion of management, the accompanying consolidated financial statements reflect all necessary

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

adjustments consisting of normal recurring accruals for a fair presentation. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

(b) Cash and cash equivalents

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

(c) Investments

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

There are inherent risks associated with the Company’s investment activities which could adversely impact the fair market value and the ultimate collectability of the Company’s investments.  Management regularly reviews the portfolio for securities with unrealized losses that are other than temporarily impaired.  The determination of other-than-temporary impairment (“OTTI”) involves a high degree of judgment and requires management to make significant estimates of current market risks and future trends. Management's assessment, depending on the type of security includes: reviews of market pricing, evaluating the level and duration of the loss on individual securities; ongoing credit quality evaluations; determining if any individual security or mutual fund or other fund exhibits fundamental deterioration; and estimating whether it is unlikely that the individual security or fund will completely recover its unrealized loss within a reasonable period of time, or in the case of fixed income securities prior to maturity.  While management uses available information to measure OTTI at the balance sheet date, future write-downs may be necessary based on extended duration of current unrealized losses, changing market conditions, or circumstances surrounding individual issuers and funds.

Should an investment be deemed have OTTI, the Company is required to write-down the carrying value of the investment. OTTI on equity securities are recognized through a charge to earnings. OTTI on fixed income securities are assessed in order to determine the impairment attributed to underlying credit quality of the issuer and the portion of noncredit impairment. When there are credit losses on a fixed income security that management does not intend to sell and it is more likely than not that the Company will not be required to sell prior to a marketplace recovery or maturity, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the security’s amortized cost basis and its fair value would be included in other comprehensive income. Once written-down, a security may not be written-up in excess of its new cost basis to reflect future increases in market prices.  Any OTTI charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

Investment securities’ discounts are accreted and premiums are amortized over the period of estimated principal repayment using methods that approximate the interest method.

Gains or losses on the sale of investment securities are recognized on the trade date on a specific identification basis.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston (“FHLB”), the Bank is required to purchase certain levels of FHLB stock in association with outstanding advances from the FHLB; this restricted stock investment is carried at cost on the balance sheet, which management believes approximates fair value. FHLB stock represents the only restricted investment held by the Company.

In conjunction with the OTTI review noted above under investments, management also regularly reviews its holdings of FHLB stock for OTTI. Based on management’s ongoing review, the Company has not recorded any OTTI charges on this investment to date. However, if negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree.  If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

(e) Loans Held for Sale

Depending on the current interest rate environment, management projections of future interest rates and the overall asset-liability management program of the Company, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market. Loans held for sale are carried at the lower of aggregate amortized cost or market value. Market value is based on comparable market prices for loans with similar rates and terms.  Mortgage loans are generally not pooled for sale, but instead sold on an individual basis. Enterprise may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds plus unamortized fees and costs exceed, or are less than, the carrying value of the loans.  Gains and losses are determined using the specific identification method.

(f) Loans

Loans made by the Company to businesses include commercial mortgage loans, construction and land development loans, secured and unsecured commercial loans and lines of credit, and standby letters of credit.  The Company also originates equipment lease financing for businesses. Loans made to individuals include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner occupied primary and secondary residences, secured and unsecured personal loans and lines of credit.  Most loans granted by the Company are collateralized by real estate or equipment and/or are guaranteed by the principals of the borrower.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity and real estate values within the borrowers’ geographic areas.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers’ geographic areas and the general economy, among other factors.

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

Loans acquired at a net premium are initially measured at fair value as of the acquisition date without carryover of historical allowance for loan losses. Credit discounts representing losses of unpaid loan principal balances expected over the life of the loans are included in the determination of acquisition date fair value. The fair-market valuation of loans acquired at a premium is amortized into interest income on a level-yield basis over the life of the loan. Subsequent to the purchase date, the methods utilized to estimate the required allowance for loan losses are similar to originated loans.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(g) Allowance for Loan Losses

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

See Note 4, "Allowance for Loan Losses," for additional accounting policies related to non-accrual, impaired and troubled debt restructured loans and to the allowance for loan losses.

(h) Other Real Estate Owned

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

(i) Premises and Equipment

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

(j) Bank Owned Life Insurance

The Company has purchased bank owned life insurance (“BOLI”) on certain current and former senior and executive officers.  The cash surrender value carried on the balance sheet at December 31, 2013 and December 31, 2012 amounted to $15.9 million and $15.4 million, respectively. There are no associated surrender charges under the outstanding policies.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(k) Impairment of Long-Lived Assets Other than Goodwill

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

(l) Goodwill

Goodwill carried on the Company’s consolidated financial statements was $5.7 million at both December 31, 2013 and December 31, 2012. This asset is related to the Company’s acquisition of two branch offices in July 2000.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was not considered to be impaired at December 31, 2013.

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

(m) Investment Assets Under Management

Investment assets under management, consisting of assets managed through Enterprise Investment Advisors and Enterprise Investment Services and the commercial sweep product, totaled $667.3 million and $592.4 million at December 31, 2013 and 2012, respectively.  Fee income is recorded on an accrual basis and recognized over the period in which it is earned. Securities and other property held in a fiduciary or agency capacity are not included in the consolidated balance sheets because they are not assets of the Company.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(n) Derivatives

The Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair market value.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.

At December 31, 2013 and 2012, the estimated fair values of the Company’s derivative instruments were considered to be immaterial. These commitments represent the Company’s only derivative instruments.

(o) Stock Based Compensation

The Company’s financial statements include stock-based compensation expense for the portion of stock option awards, net of estimated forfeitures, and restricted stock awards for which the requisite service has been rendered during the period. The compensation expense has been estimated based on the estimated grant-date fair value of the awards, or in the case of restricted stock awards, the market value of the common stock on the date of grant.  The Company will recognize the remaining estimated compensation expense for the portion of outstanding awards and compensation expense for any future awards, net of estimated forfeitures, as the requisite service is rendered (i.e., on a straight-line basis over the remaining vesting period of each award). Stock awards that do not require future service (“vested awards”) will be expensed immediately. Stock-based compensation also includes stock compensation for Directors in lieu of cash fees, which is described in more detail in Note 11 "Stock-Based Compensation Plans."

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2013 or December 31, 2012.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2007 through 2013 tax years.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(r) Reporting Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the "non-interest income" subheading on the line item "net gains on sales of investment securities" and the related income tax expense is included in the line item "provision for income taxes," both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading "reclassification adjustment for net gains included in net income."

 (s) Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 is not expected to have a material impact on the Company's financial statements, or results of operations.
In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. The investor must recognize any subsequent impairment loss when it is more likely than not that the carrying amount of the investment will not be realized. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. A reporting entity must disclose information that enables users of its financial statements to understand the nature of such investments and the effect of the measurement, and the related tax credits, on its financial position and results of operations. The amendments in this Update are to be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption by the Company of this ASU is not expected to have a material impact on the Company's financial statements, or results of operations.
In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The new amendments require an organization to present the effects on the income statement of significant amounts reclassified out of accumulated other comprehensive income or cross-reference to other disclosures currently required under U.S. GAAP for certain items. The new amended standard is effective for annual periods beginning after December 15, 2012, and interim periods within those annual periods.  As this ASU addresses only disclosure requirements, this adoption in the first quarter of 2013 did not have a material impact on the

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Company's financial statements. See subsection (r) "Reporting Comprehensive Income" contained within this Note 1, for the disclosure of the effects of amounts reclassified out of accumulated other comprehensive income.

(2)	Investments

The amortized cost and fair values of investments at December 31, 2013 and 2012 are summarized as follows:

	2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$55,440	$146	$43	$55,543
Federal agency mortgage backed securities (MBS)(1)	80,997	367	1,714	79,650
Municipal securities	60,675	1,604	325	61,954
Corporate bonds	5,080	29	55	5,054
Total fixed income securities	202,192	2,146	2,137	202,201
Equity investments	9,960	3,228	20	13,168
Total available for sale investments, at fair value	$212,152	$5,374	$2,157	$215,369

	2012
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal Agency Obligations(1)	$65,247	$438	$—	$65,685
Federal Agency mortgage backed securities (MBS)(1)	48,429	1,287	42	49,674
Municipal securities	53,437	3,103	17	56,523
Corporate bonds	1,905	15	6	1,914
Total fixed income securities	169,018	4,843	65	173,796
Equity investments	9,080	1,622	34	10,668
Total available for sales investments, at fair value	$178,098	$6,465	$99	$184,464

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank (FFCB), or one of several Federal Home Loan Banks (FHLBs). All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in federal agency MBS were Collateralized Mortgage Obligations (“CMO’s”) with fair values totaling $17.4 million and $23.6 million at December 31, 2013 and 2012.

At December 31, 2013, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 14%) invested in exchange traded funds and individual common stock of entities in the financial services industry.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables summarize investments having temporary impairment, due to the fair market values having declined below the amortized costs of the individual investments, and the period that the investments have been impaired at December 31, 2013 and 2012.

	2013
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal Agency Obligations	$14,026	$43	$—	$—	$14,026	$43
Federal agency MBS	$56,554	$1,176	$8,457	$538	$65,011	$1,714
Municipal securities	12,791	292	609	33	13,400	325
Corporate bonds	2,100	39	433	16	2,533	55
Equity investments	749	16	21	4	770	20
Total temporarily impaired investments	$86,220	$1,566	$9,520	$591	$95,740	$2,157

	2012
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency MBS	$9,954	$42	$—	$—	$9,954	$42
Municipal securities	1,996	17	—	—	1,996	17
Corporate bonds	1,063	6	—	—	1,063	6
Equity investments	172	2	453	32	625	34
Total temporarily impaired investments	$13,185	$67	$453	$32	$13,638	$99

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired. During the years ended December 31, 2013 and 2012, the Company did not record any fair value impairment charges on its investments. As of December 31, 2013, there were 73 securities in an unrealized loss position in the Company's portfolio (fixed income and equity), with a fair value of $95.7 million, in an unrealized loss position totaling $2.2 million. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at December 31, 2013 because the decline in market value is attributable to changes in interest rates and not credit quality for fixed income securities, or a fundamental

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

deterioration in the equity funds or issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.
In assessing MBS investments, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution of total fixed income investments at December 31, 2013 is as follows:

	Within One Year		After One, but within Five Years		After Five, but within Ten Years		After Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At amortized cost:
Federal agency obligations	$10,030	0.82%	$42,443	0.78%	$2,967	1.97%	$—	—%
MBS	—	—%	3,341	2.45%	7,562	3.02%	70,094	2.14%
Municipal securities	3,349	2.04%	20,023	2.83%	31,135	4.40%	6,168	6.42%
Corporate bonds	—	—%	3,387	1.54%	1,693	2.68%	—	—%
Total fixed income securities	$13,379	1.12%	$69,194	1.49%	$43,357	3.93%	$76,262	2.49%

At fair value:
Total fixed income securities	$13,439		$69,864		$43,996		$74,902

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity, however due to prepayments and amortization the actual MBS/CMO cash flows likely will be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds with amortized cost and fair values of $46.7 million and $47.7 million, respectively, at December 31, 2013. Management considers these factors when evaluating the net interest margin in the Company's asset-liability management program.

From time to time the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, for FHLB borrowing capacity and collateral for borrowing from the Federal Reserve Bank of Boston ("FRB").  The fair value of securities pledged as collateral for these purposes was $202.2 million at December 31, 2013 and $173.6 million at December 31, 2012.

Sales of investments for the years ended December 31, 2013, 2012, and 2011 are summarized as follows:

(Dollars in thousands)	2013	2012	2011
Amortized cost of investments sold	$8,325	$3,309	$10,553
Gross realized gains on sales	1,243	241	791
Gross realized losses on sales	(4)	(5)	—
Total proceeds from sales of investments	$9,564	$3,545	$11,344

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Tax exempt interest earned on the municipal securities portfolio was $2.1 million for the year ended December 31, 2013, $1.9 million for the year ended December 31, 2012 and $1.7 million for the year ended December 31, 2011.

See Item (c) “Investments,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the accounting for the Company’s investments portfolio. See also Note 14, “Fair Value Measurements,” for additional information regarding the Company’s fair value measurement of investments.

(3)	Loans

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

See Note 4, "Allowance for Loan Losses," for Information on the Company's credit risk management, non-accrual, impaired and troubled debt restructured loans and the allowance for loan losses.

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Real estate:
Commercial real estate	$820,299	$710,265
Commercial construction	132,507	121,367
Residential mortgages	132,721	120,278
Total real estate	1,085,527	951,910

Commercial and industrial	357,056	328,579
Home equity	74,354	75,648
Consumer	8,643	4,911
Gross loans	1,525,580	1,361,048
Deferred loan origination fees, net	(1,524)	(1,393)
Total loans	1,524,056	1,359,655
Allowance for loan losses	(26,967)	(24,254)
Net loans	$1,497,089	$1,335,401

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans. Also included in commercial and industrial loans are loans partially guaranteed by the U. S. Small Business Administration (SBA), and loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The balances participated out to other institutions are not carried as assets on the Company's financial statements. Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company's pro rata share of ownership. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan. Loans originated by other banks in which the Company is the participating institution amounted to $34.5 million at December 31, 2013 and $28.6 million at December 31, 2012.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Consumer loans:
Consumer loans primarily consist of secured or unsecured personal loans, loans under energy efficiency financing programs in conjunction with Massachusetts public utilities, and overdraft protection lines on checking accounts extended to individual customers. The aggregate amounts of overdrawn deposit accounts are reclassified as loan balances.

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

As of December 31, 2013 and 2012, the outstanding loan balances to directors, officers, principal stockholders and their associates were $12.1 million and $12.4 million, respectively. All loans to these related parties were current and accruing at those dates. Unadvanced portions of lines of credit available to these individuals were $4.1 million and $2.7 million, as of December 31, 2013 and 2012, respectively. During 2013, new loans and net increases in loan balances or lines of credit under existing commitments of $654 thousand were made and principal paydowns of $988 thousand were received.

Loans Serviced for Others

At December 31, 2013 and 2012, the Company was servicing residential mortgage loans owned by investors amounting to $20.6 million and $22.2 million, respectively. Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $52.1 million and $53.6 million at December 31, 2013 and 2012, respectively. See the discussion above for further information regarding commercial participations.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans Serving as Collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity for the periods indicated are summarized below:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Commercial real estate	$320,908	$216,080
Residential mortgages	97,626	94,552
Home equity	17,548	18,907
Total loans pledged to FHLB	$436,082	$329,539

During the third quarter of 2013, as part of its regular liquidity management review, the Company pledged additional commercial real estate loans to the FHLB to provide additional borrowing capacity.

Tax Exempt Interest

Tax exempt interest earned on qualified commercial loans was $1.3 million for the year ended December 31, 2013 and $1.4 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Average tax exempt loan balances were $31.1 million and $31.6 million for the years ended December 31, 2013 and 2012, respectively.

(4)	Allowance for Loan Losses

While Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function, however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.  In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including, individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area and the strength of the local and national economy, among other factors.

Credit Quality Indicators

The level of adversely classified loans, delinquent and non-performing assets is largely a function of economic conditions, the overall banking environment, the Company's underwriting and credit risk management standards. The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, individual review of adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, impaired loans and the level of Other Real Estate Owned ("OREO") properties held during the year ended December 31, 2013. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

The following tables present the credit risk profile by internally assigned risk rating category at the periods indicated.

	December 31, 2013
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$13,545	$1,266	$—	$805,488	$820,299
Commercial and industrial	7,908	51	236	348,861	357,056
Commercial construction	3,358	—	—	129,149	132,507
Residential	1,012	—	—	131,709	132,721
Home Equity	500	—	—	73,854	74,354
Consumer	40	—	—	8,603	8,643
Total gross loans	$26,363	$1,317	$236	$1,497,664	$1,525,580

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2012
(Dollars in thousands)	Adversely Classified			Not Adversely Classified	Gross Loans
	Substandard	Doubtful	Loss
Commercial real estate	$21,999	$—	$—	$688,266	$710,265
Commercial and industrial	5,993	1,460	48	321,078	328,579
Commercial construction	2,986	—	—	118,381	121,367
Residential	1,254	—	—	119,024	120,278
Home Equity	661	—	—	74,987	75,648
Consumer	34	—	—	4,877	4,911
Total gross loans	$32,927	$1,460	$48	$1,326,613	$1,361,048

The decrease in adversely classified loans as of December 31, 2013, as compared to December 2012, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

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

The following table presents an age analysis of past due loans as of December 31, 2013.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,142	$1,575	$10,561	$13,278	$807,021	$820,299
Commercial and industrial	680	908	5,743	7,331	349,725	357,056
Commercial construction	196	—	1,118	1,314	131,193	132,507
Residential	1,110	127	633	1,870	130,851	132,721
Home Equity	211	10	281	502	73,852	74,354
Consumer	106	18	10	134	8,509	8,643
Total gross loans	$3,445	$2,638	$18,346	$24,429	$1,501,151	$1,525,580

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents an age analysis of past due loans as of December 31, 2012.

(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Non-accrual Loans	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,560	$551	$12,608	$14,719	$695,546	$710,265
Commercial and industrial	472	55	6,993	7,520	321,059	328,579
Commercial construction	—	—	743	743	120,624	121,367
Residential	42	558	862	1,462	118,816	120,278
Home Equity	73	9	390	472	75,176	75,648
Consumer	42	11	5	58	4,853	4,911
Total gross loans	$2,189	$1,184	$21,601	$24,974	$1,336,074	$1,361,048

At December 31, 2013 and December 31, 2012, all loans 90 or more days past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $3 thousand and $5 thousand of overdraft deposit account balances 90 days or more past due at December 31, 2013 and December 31, 2012, respectively. Non-accrual loans which were not adversely classified amounted to $577 thousand at December 31, 2013 and $1.2 million at December 31, 2012. These balances primarily represented the guaranteed portions of non-performing U.S. Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods and are discussed further below.

The ratio of non-accrual loans to total loans amounted to 1.20% and 1.59% at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, additional funding commitments for loans on non-accrual status totaled $313 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

The reduction in interest income for the years ended December 31, associated with non-accruing loans is summarized as follows:

(Dollars in thousands)	2013	2012	2011
Income in accordance with original loan terms	$1,171	$1,490	$1,545
Less income recognized	680	380	140
Reduction in interest income	$491	$1,110	$1,405

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

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at or greater than a market rate for a similar credit at the time of modification.

Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained within this Note 4 for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $29.8 million and $37.4 million at December 31, 2013 and December 31, 2012, respectively.  Total accruing impaired loans amounted to $11.9 million and $16.6 million at December 31, 2013 and December 31, 2012, respectively, while non-accrual impaired loans amounted to $17.9 million and $20.8 million as of December 31, 2013 and December 31, 2012, respectively.  The net decrease in the impaired loans since the prior year was primarily within the commercial real estate portfolio of $7.7 million. The decrease in impaired loans as of December 31, 2013, as compared to December 31, 2012, was primarily due to paydowns on several commercial relationships, upgraded commercial loans and charge-offs, partially offset by additional credit downgrades during the period.

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2013.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,420	$15,139	$12,105	$3,034	$507
Commercial and industrial	12,220	10,579	4,902	5,677	2,901
Commercial construction	3,464	3,358	1,426	1,932	830
Residential	673	619	365	254	107
Home Equity	110	108	—	108	31
Consumer	23	23	—	23	23
Total	$33,910	$29,826	$18,798	$11,028	$4,399

The following table sets forth the recorded investment in impaired loans and the related specific allowance allocated as of December 31, 2012.

(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$24,760	$22,859	$18,735	$4,124	$1,041
Commercial and industrial	12,184	10,831	6,016	4,815	2,186
Commercial construction	3,091	2,932	995	1,937	753
Residential	687	648	390	258	65
Home Equity	110	109	—	109	87
Consumer	14	14	—	14	14
Total	$40,846	$37,393	$26,136	$11,257	$4,146

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the year ends indicated.

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$17,673	$237	$23,629	$560	$27,404	$698
Commercial and industrial	9,444	92	9,846	116	9,571	61
Commercial construction	3,227	77	2,377	65	3,880	83
Residential	745	9	753	11	621	2
Home Equity	120	—	54	—	—	2
Consumer	18	2	16	1	19	3
Total	$31,227	$417	$36,675	$753	$41,495	$849

Interest income that was not recognized on loans that were deemed impaired as of December 31, 2013, 2012 and 2011, amounted to $445 thousand, $1.1 million, and $847 thousand, respectively. All payments received on impaired loans in non-accrual status are applied to principal. At December 31, 2013, additional funding commitments for impaired loans totaled $457 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Troubled Debt Restructures

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan, the Bank grants the borrower a concession on the terms, that would otherwise not be considered, as a result of financial difficulties of the borrower.  Typically, such concessions consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, or a deferment or reduction of payments (principal or interest), which materially alters the Bank’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred.  Restructured loans are included in the impaired loan category and as such, these loans are individually reviewed and evaluated, and a specific reserve is assigned for the amount of the estimated credit loss.

Total TDR loans, included in the impaired loan figures above as of December 31, 2013 and December 31, 2012, were $20.9 million and $26.6 million, respectively.  The change in balances since December 31, 2012 is discussed above. TDR loans on accrual status amounted to $11.4 million and $16.0 million at December 31, 2013 and December 31, 2012, respectively.  TDR loans included in non-performing loans amounted to $9.5 million and $10.5 million at December 31, 2013 and December 31, 2012, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate to ensure the best mutual outcome given the current economic environment.

At December 31, 2013, additional funding commitments for TDR loans totaled $145 thousand. The Company's obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following tables present certain information regarding loan modifications classified as troubled debt restructures.

Troubled debt restructure agreements entered into during the year ended December 31, 2013.

(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$724	$673
Commercial and industrial	5	1,903	1,818
Commercial construction	1	769	769
Residential	—	—	—
Home Equity	—	—	—
Consumer	1	4	4
Total	9	$3,400	$3,264

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the year ended December 31, 2013.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	62
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	1	$62

There were $38 thousand in charge-offs associated with TDRs modified during 2013. At December 31, 2013, specific reserves allocated to the 2013 TDRs amounted to $142 thousand, as management considers it likely the principal will ultimately be collected. Interest payments received on non-accruing 2013 TDR loans which were applied to principal and not recognized as interest income amounted to $55 thousand.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Loans modified as troubled debt restructuring within the previous twelve months for which there was a subsequent payment default during the year ended December 31, 2012.

(Dollars in thousands)	Number of TDRs that defaulted	Post-modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	2	10
Commercial construction	—	—
Residential	1	125
Home Equity	—	—
Consumer	—	—
Total	3	$135

There were $91 thousand in charge-offs associated with TDRs noted in the table above. At December 31, 2012, specific reserves allocated to the 2012 TDRs amounted to $802 thousand as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing 2012 TDR loans which were applied to principal and not recognized as interest income amounted to $6 thousand.

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

The carrying value of OREO at December 31, 2013 was $114 thousand and consisted of 1 property, compared to $500 thousand comprised of 1 property at December 31, 2012. During 2013, 2 properties were added to OREO and 2 properties were sold, 1 of which was held at December 31, 2012.  There were $121 thousand of gains realized on the sale of OREO in 2013 and a write down of $23 thousand was recorded on the remaining property to reflect current expected realizable value. There were $87 thousand in gains on OREO sales in 2012.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

I.Non-classified loans by credit type:

Management has established the historic loss factor for non-classified loans by first calculating average net charge-offs over a period of time, divided by the average loan balance over that same period. The time period utilized equates to the average estimated life for each loan category. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.).

Key qualitative factors that are likely to cause estimated credit losses as of the evaluation date to differ from the group's historical charge-off rates include:

•	Several key areas of expansion and growth, including geographic market, changes in lending staff, new or expanded product lines, changes in and portfolio concentrations;

•	Changes in the trend and current volume and severity of past due loans, non-accrual loans and the severity of adversely classified and impaired loans compared to historical levels; and

•	The current economic environment and conditions (local, state and national) and their general implications to each loan category.

Management weighs the current effect of each of these areas on each particular loan category in determining the allowance allocation factors.

II.Adversely classified loans by credit rating:

Management has established the historic loss factor for classified loans by first calculating total annual net charge-offs divided by the average annual classified loans. An average of the charge-off ratio is then determined over a trailing period of time. The time period utilized equates to the estimated average period that loans might remain in a particular classified category. This average period may be changed from time to time to be reflective of the most appropriate corresponding conditions (market, economic, etc.).

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

During the fourth quarter of 2012, the Company purchased a group of residential mortgage loans with a December 31, 2013 carrying value of $14.1 million. These purchased loans were initially booked at fair market value and, in accordance with accounting guidance, do not carry an initial allowance for loan losses. Management will continue to closely monitor this portfolio of non-classified loans for estimated credit loss under general loss allocations taking into account the loss experience as well as the quantitative and qualitative factors identified above.

Changes in the allowance for loan losses for the years ended December 31, are summarized as follows:

(Dollars in thousands)	2013	2012	2011
Balance at beginning of year	$24,254	$23,160	$19,415
Provision charged to operations	3,279	2,750	5,197
Loan recoveries	415	519	294
Less: Loans charged-off	981	2,175	1,746
Balance at end of year	$26,967	$24,254	$23,160

The level of loan growth for the year ended December 31, 2013 was $164.4 million, compared to $87.8 million, excluding $26.4 million of purchased residential loans, during the same period in 2012. For the year ended December 31, 2013, the Company recorded net charge-offs of $566 thousand, the majority of which had reserves specifically allocated in prior periods. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.77% at December 31, 2013, compared to 1.78% at December 31, 2012. Contributing to the decline in this ratio was the improving credit quality statistics discussed above. Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, Management believes the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of December 31, 2013.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Changes in the allowance for loan losses by segment for the year ended December 31, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/12	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	1,491	1,658	(41)	111	(52)	112	3,279
Recoveries	96	80	78	128	21	12	415
Less: Charge offs	206	670	—	36	44	25	981
Ending Balance, 12/31/13	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$507	$2,901	$830	$107	$31	$23	$4,399
Loans collectively evaluated for impairment	$12,667	$5,464	$2,663	$950	$622	$202	$22,568

Changes in the allowance for loan losses by segment for the year ended December 31, 2012, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Cnsmr	Total
Beg. Balance, 12/31/11	$10,855	$7,568	$3,013	$995	$615	$114	$23,160
Provision	1,185	656	597	34	251	27	2,750
Recoveries	29	461	2	10	2	15	519
Less: Charge offs	276	1,388	156	185	140	30	2,175
Ending Balance, 12/31/12	$11,793	$7,297	$3,456	$854	$728	$126	$24,254

Ending allowance balance allotted to:
Loans individually evaluated for impairment	$1,041	$2,186	$753	$65	$87	$14	$4,146
Loans collectively evaluated for impairment	$10,752	$5,111	$2,703	$789	$641	$112	$20,108

The balances of loans as of December 31, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,139	$805,160	$820,299
Commercial and industrial	10,579	346,477	357,056
Commercial construction	3,358	129,149	132,507
Residential	619	132,102	132,721
Home Equity	108	74,246	74,354
Consumer	23	8,620	8,643
Deferred Fees	—	(1,524)	(1,524)
Total loans	$29,826	$1,494,230	$1,524,056

See the section titled "Impaired Loans" above, for information regarding the changes in impaired loans balances at December 31, 2013 compared to the prior year.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The balances of loans as of December 31, 2012 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$22,859	$687,406	$710,265
Commercial and industrial	10,831	317,748	328,579
Commercial construction	2,932	118,435	121,367
Residential	648	119,630	120,278
Home Equity	109	75,539	75,648
Consumer	14	4,897	4,911
Deferred Fees	—	(1,393)	(1,393)
Total loans	$37,393	$1,322,262	$1,359,655

(5)	Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)	2013	2012
Land	$4,594	$4,594
Buildings, renovations and leasehold improvements	30,516	28,283
Computer software and equipment	8,088	7,560
Furniture, fixtures and equipment	14,239	12,254
Total premises and equipment, before accumulated depreciation	57,437	52,691

Less accumulated depreciation	(27,546)	(25,485)
Total premises and equipment, net of accumulated depreciation	$29,891	$27,206

Total depreciation expense related to premises and equipment amounted to $3.9 million, $3.7 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Total rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $910 thousand, $858 thousand and $809 thousand, respectively.

The Company's leased facilities are contracted under various non-cancelable operating leases, most of which provide options to extend lease periods and periodic rent adjustments. Several leases provide the Company the right of first refusal should the property be offered for sale or purchase options at specified periods mutually agreeable to the parties.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31, 2013, minimum lease payments for these operating leases were as follows:

(Dollars in thousands)
Payable in:
2014	$1,087
2015	882
2016	911
2017	908
2018	747
Thereafter	3,842
Total minimum lease payments	$8,377

The Company currently collects rent through leases for a small portion of the overall square-footage within its campus headquarters. Rental income was $150 thousand, $198 thousand and $255 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

(6)	Deposits

Deposits at December 31 are summarized as follows:

(Dollars in thousands)	2013	2012
Non-interest demand deposits	$435,465	$386,643
Interest bearing checking	222,837	210,564
Savings	150,215	154,680
Money market	575,825	491,942
Certificates of deposit less than $100,000	95,530	106,904
Certificates of deposit of $100,000 or more	104,553	121,262
Total non-brokered deposits (1)	1,584,425	1,471,995

Brokered deposits (2)	51,567	3,032
Total deposits	$1,635,992	$1,475,027

(1) Includes reciprocal money market deposits and CDs received from participating banks in nationwide networks as a result of our customers electing to participate in programs to obtain full FDIC insurance. Essentially, the equivalent of the original deposit comes back to the Company as non-brokered deposits within the appropriate category under total deposits on the balance sheet.
(2) Primarily brokered CDs under $100,000.

The aggregate amount of overdrawn deposits that have been reclassified as loan balances were $1.4 million and $700 thousand at December 31, 2013 and 2012, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table shows the scheduled maturities of certificates of deposit (including brokered deposits with average maturities of 5 years) with balances less than $100,000 and greater than $100,000 at December 31, 2013:

(Dollars in thousands)	Less than $100,000	$100,000 and Greater	Total
Due in less than twelve months	$75,065	$83,296	$158,361
Due in over one year through two years	14,137	12,806	26,943
Due in over two years through three years	5,213	9,085	14,298
Due in over three years through four years	17,954	1,399	19,353
Due in over four years through five years	16,577	—	16,577
Due in over five years	16,118	—	16,118
Total certificates of deposit	$145,064	$106,586	$251,650

Interest expense on certificates of deposit with balances of $100,000 or more amounted to $872 thousand, $1.4 million and $1.9 million, in 2013, 2012 and 2011, respectively.

(7)	Borrowed Funds and Debentures

Borrowed funds and debentures outstanding at December 31 are summarized as follows:

	2013		2012		2011
(Dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Borrowed funds	36,534	0.30%	26,540	0.44%	4,494	1.83%
Junior subordinated debentures	10,825	10.88%	10,825	10.88%	10,825	10.88%
Total borrowed funds and debentures	$47,359	2.72%	$37,365	3.46%	$15,319	8.22%

At December 31, 2013, 2012, and 2011, borrowed funds were comprised of FHLB borrowings.

FHLB borrowings at December 31, 2013 consisted of $34.8 million of overnight borrowings, with a weighted average rate of 0.28%, and term borrowings of $1.7 million, scheduled to mature within the next year, with a weighted average rate of 0.66%. These term borrowings, with original maturities of one to two years, are linked to certain outstanding commercial loans under various community investment programs of the FHLB.

Maximum FHLB and other borrowings outstanding at any month end during 2013, 2012, and 2011 were $57.4 million, $26.5 million, and $4.8 million, respectively.

The Company did not have any repurchase agreements for securities sold during the years ended December 31, 2013 or December 31, 2012. The maximum amount outstanding at any month end during 2011 was $763 thousand.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table summarizes the average balance and average cost of borrowed funds for the years ended December 31,

	Year ended December 31,
	2013		2012		2011
(Dollars in thousands)	Average Balance	Average Cost	Average Balance	Average Cost	Average Balance	Average Cost
FHLB advances	$24,385	0.39%	$3,552	1.50%	$4,684	1.82%
Other borrowings	14	0.46%	89	0.27%	170	0.25%
Repurchase agreements	—	—%	—	—%	373	0.31%
Total borrowed funds	$24,399	0.39%	$3,641	1.47%	$5,227	1.66%

The Company’s primary borrowing source is the FHLB, but the Company may choose to borrow from other established business partners.  “Other borrowings” represents overnight advances from the FRB or federal funds purchased from correspondent banks.

As a member of the FHLB, the Bank has the potential capacity to borrow an amount up to the value of its discounted qualified collateral. Borrowings from the FHLB are secured by certain securities from the Company’s investment portfolio not otherwise pledged and certain residential and commercial real estate loans.  At December 31, 2013, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $300.0 million.   In addition, based on qualifying collateral, the Bank had the capacity to borrow funds from the FRB Discount Window of up to approximately $60.0 million. The Bank also has pre-approved borrowing arrangements with large correspondent banks in order to provide overnight and short-term borrowing capacity.

See Note 2, "Investments," and Note 3, "Loans" above to these consolidated financial statements for further information regarding securities and loans pledged for borrowed funds.

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

(8)	Commitments, Contingencies and Financial Instruments with Off-Balance Sheet Risk and Concentrations of Credit Risk

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Financial instruments with off-balance sheet credit risk at December 31, 2013 and 2012 are as follows:

(Dollars in thousands)	2013	2012
Commitments to originate loans	$34,182	$46,408
Commitments to originate residential mortgages loans for sale	2,007	9,325
Commitments to sell residential mortgage loans	3,262	17,882
Standby letters of credit	17,116	13,547
Unadvanced portions of commercial real estate loans	11,640	8,445
Unadvanced portions of commercial loans and lines	261,356	233,274
Unadvanced portions of construction loans (commercial & residential)	131,183	78,428
Unadvanced portions of home equity lines	60,281	57,511
Unadvanced portions of consumer loans	3,056	3,059

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

The Company originates residential mortgage loans under agreements to sell such loans, and may retain or sell the servicing when selling the loans.  Loans sold are subject to standard secondary market underwriting and eligibility representations and warranties over the life of the loan, and are subject to an early payment default period covering the first four payments for certain loan sales.

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

The Bank is required by the FRB to maintain in reserves certain amounts of vault cash and/or deposits with the FRB. The average daily reserve requirement included in “Cash and Due from Banks” was approximately $11.2 million and $7.8 million, based on the two week computation periods encompassing December 31, 2013, and 2012, respectively.

There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its property is subject, other than ordinary routine litigation incidental to the business of the Company. Management does not believe resolution of any present litigation will have a material adverse effect on the financial condition or results of operations of the Company.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(9)	Stockholders’ Equity

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

Capital Adequacy Requirements

Capital planning by the Company and the Bank considers current needs and anticipated future growth.  The primary sources of capital have been the original capitalization of the Bank of $15.5 million from the sale of common stock in 1988 and 1989, the issuance of $10.5 million of trust preferred securities in 2000 by the Trust, and net proceeds of $8.8 million from the 2009 Shareholder Subscription Rights Offering and Supplemental Community Offering (the net proceeds from these offerings were contributed to the Bank). Ongoing sources of capital include the retention of earnings less dividends paid since the Bank commenced operations, proceeds from the exercise of employee stock options and proceeds from purchases of shares pursuant to the Company’s dividend reinvestment plan.

Although management believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the Securities and Exchange Commission for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

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

Management believes, as of December 31, 2013, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 2013 and 2012, both the Company and the Bank qualified as “well capitalized” under applicable Federal Reserve Board and FDIC regulations. To be categorized as well capitalized under prompt corrective action framework, the Company and the Bank must maintain minimum Total and Tier 1 capital ratios, and in the case of the Bank, leverage capital ratios, as set forth in the table below.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company’s and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized*
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
The Company
Total Capital (to risk weighted assets)	$174,145	11.35%	$122,752	8.00%	$153,440	10.00%
Tier 1 Capital (to risk weighted assets)	153,425	10.00%	61,376	4.00%	92,064	6.00%
Tier 1 Capital (to average assets)*	153,425	8.48%	72,375	4.00%	N/A	N/A

The Bank
Total Capital (to risk weighted assets)	$173,126	11.28%	$122,744	8.00%	$153,430	10.00%
Tier 1 Capital (to risk weighted assets)	152,408	9.93%	61,372	4.00%	92,058	6.00%
Tier 1 Capital (to average assets)	152,408	8.43%	72,343	4.00%	90,428	5.00%
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

In July 2013, the Federal Reserve, the FDIC and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations. As a result of these regulatory changes, beginning January 1, 2015, with a phase in period that extends to January 2019, the Company will be subject to changes in the capital ratio calculations and the methodology used to calculate such ratios. For further information on the Basel III requirements see the “Supervision and Regulation” contained in Item 1, "Business" in this Form 10-K.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Dividends

Neither the Company nor the Bank may declare or pay dividends on its stock if the effect thereof would cause stockholders’ equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements.

As the principal asset of the Company, the Bank currently provides the only source of cash for the payment of dividends by the Company.  Under Massachusetts law, trust companies such as the Bank may pay dividends only out of “net profits” and only to the extent that such payments will not impair the Bank’s capital stock.  Any dividend payment that would exceed the total of the Bank’s net profits for the current year plus its retained net profits of the preceding two years would require the Massachusetts Division of Banks' approval. Applicable provisions of the FDIC Improvement Act also prohibits a bank from paying any dividends on its capital stock if the bank is in default on the payment of any assessment to the FDIC or if the payment of dividends would otherwise cause the bank to become undercapitalized.  These restrictions on the ability of the Bank to pay dividends to the Company may restrict the ability of the Company to pay dividends to the holders of its common stock.

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

The Company maintains a dividend reinvestment plan (the “DRP”).  The DRP enables stockholders, at their discretion, to elect to reinvest dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Shareholders utilized the DRP to reinvest $1.2 million, of the $4.5 million total dividends paid by the Company in 2013, into 69,633 shares of the Company’s common stock, and $1.3 million, of the $4.2 million total dividends paid by the Company in 2012, into 80,392 shares of the Company’s common stock.

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

All eligible employees, at least 18 years of age and completing 1 hour of service, may participate in the 401(k) plan.  Vesting for the Company’s 401(k) plan matching contribution is based on years of service with participants becoming 20% vested on January 1st of the year following their date of hire and each subsequent January 1st increasing pro-rata to 100% vesting on January1st following five years of service.  Amounts not distributable to an employee following termination of employment are used to offset plan expenses and other contributions.

The Company also has a profit sharing component to the 401(k) plan that vests in the same manner as the 401(k) employer match noted above. Employees are not required to participate in the 401(k) plan to receive a profit sharing contribution.  All eligible employees, at least 18 years of age, completing 1 hour of service and employed on the last day of the year, may receive a profit sharing contribution.  The Company’s contribution is based on company-wide net income targets that are determined at the beginning of the fiscal year and is calculated as a percentage of an employee’s base salary, including overtime and differentials, earned during the plan year up to a maximum salary amount determined by the Compensation Committee of the Board of Directors, which is currently $75 thousand.

From time to time, the Company may also make a discretionary employer contribution to the 401(k) plan.  No amounts were contributed as discretionary contributions in 2013, 2012 or 2011.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company’s expense for the 401(k) plan match (excluding the profit sharing component) was $692 thousand, $629 thousand and $591 thousand, respectively, for the years ended December 31, 2013, 2012, and 2011.

The Company’s expense for the profit sharing contribution to the 401(k) plan was $458 thousand, $618 thousand and $399 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

Supplemental Retirement Plan (SERP)

The Company has salary continuation agreements with two of its active executive officers, and one former executive officer, who currently works on a part-time basis. These salary continuation agreements provide for a predetermined fixed-cash supplemental retirement benefit to be provided for a period of 20 years after the individual reaches a defined “benefit age.”  The Company has not recognized service cost in the current or prior year as each officer had previously attained their individually defined benefit age and was fully vested under the plan.

This non-qualified plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Benefit Obligation,” which is equal to the present value of the benefits to be provided to the employee or any beneficiary.  Because the Company’s benefit obligations provide for predetermined fixed-cash payments, the Company does not have any unrecognized costs to be included as a component of accumulated other comprehensive income.

The amounts charged to expense for this plan are included in the table below. The Company anticipates accruing an additional $142 thousand to the plan for the year ending December 31, 2014.

The following table provides a reconciliation of the changes in the supplemental retirement benefit obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$3,181	$3,203	$3,135
Interest cost	157	134	171
Actuarial loss (gain) (1)	(173)	120	173
Benefits paid	(276)	(276)	(276)
Benefit obligation at end of year	$2,889	$3,181	$3,203

Funded status:
Accrued liability as of December 31	$(2,889)	$(3,181)	$(3,203)

Discount rate used for benefit obligation	5.00%	4.25%	4.75%

Net periodic benefit cost:
Interest cost	157	134	171
Actuarial loss (gain) (1)	(173)	120	173
Net periodic benefit costs	$(16)	$254	$344

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Benefits expected to be paid in each of the next five years and in the aggregate five years thereafter:

(Dollars in thousands)
2014	$276
2015	276
2016	276
2017	276
2018	276
2019-2023	1,379

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns BOLI, the Bank has provided supplement life insurance, through endorsement split-dollar life insurance arrangements, which provides a death benefit to the officer’s designated beneficiaries. See Item (j) "Bank Owned Life Insurance" in Note 1, "Summary of Significant Accounting Policies," for further information regarding BOLI.

The Company has recognized a liability for future benefits associated with the supplemental life insurance plan, which is a non-qualified plan, that provides benefit to employees that extends to postretirement periods.

This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the future retirement benefits associated with this arrangement.

The following table provides a reconciliation of the changes in the supplemental life insurance plan obligation and the net periodic benefit cost for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$1,664	$1,414	$1,317
Service cost	2	8	15
Interest cost	74	67	72
Actuarial loss (gain) (1)	(164)	175	10
Benefit obligation at end of year	$1,576	$1,664	$1,414

Funded status:
Accrued liability as of December 31	$(1,576)	$(1,664)	$(1,414)

Discount rate used for benefit obligation	5.00%	4.25%	4.75%

Net periodic benefit cost:
Service cost	$2	$8	$15
Interest cost	74	67	72
Actuarial loss (gain) (1)	(164)	175	10
Total net period (benefit) cost	$(88)	$250	$97

(1)
Management utilizes the Moody’s 20 year AA corporate bond rates to establish the reasonableness of the discount rate used. The Company reviews and periodically updates the discount rate to reflect changes in bond market rates.  The impact of the discount rate change is reflected as the actuarial gain or loss.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The amounts charged to expense for the postretirement cost of insurance for split dollar insurance coverage are included in the table above. The Company anticipates accruing an additional $74 thousand to the plan for the year ending December 31, 2014.

See Note 11, “Stock-Based Compensation Plans” below, for additional information regarding employee benefits offered in the form of stock option and restricted stock awards.

(11)	Stock-Based Compensation Plans

The Company currently has two individual stock incentive plans: the 2003 plan as amended in 2009, and the 2009 plan as amended in 2012. The plans permit the Board of Directors to grant, under various terms, both incentive and non-qualified stock options (for the purchase of newly issued shares of common stock), restricted stock, restricted stock units and stock appreciation rights to officers and other employees, directors and consultants. These plans also allow for newly issued shares of common stock to be issued without restrictions, to officers and other employees, directors and consultants.  As of December 31, 2013, 400,301 shares remain available for future grants under the 2009 plan. The 2003 plan is closed to future grants, although several awards previously granted under this plan remain outstanding and may be exercised in the future.

To date, the Company has utilized the plans to issue stock option awards and restricted stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  No options or other awards of any kind have been granted to consultants.

Total stock-based compensation expense related to these plans was $1.7 million, $1.3 million and $1.0 million for the years ended 2013, 2012 and 2011 respectively.  The total tax benefit recognized related to the stock-based compensation expense was $660 thousand, $507 thousand and $415 thousand for the years ended 2013, 2012 and 2011, respectively.

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

Options granted in 2013 will vest 50% in year two and 50% in year four, on the anniversary date of the awards. Options that are outstanding and have been granted under the plans prior to 2013 generally vest ratably over four years. Vested options are only exercisable while the employee remains employed with the Bank and for a limited period thereafter.  Options outstanding at December 31, 2013 consist of options granted in 2007 through 2012 which expire seven years from the grant date, and options granted in 2013 which expire ten years from the grant date.  The 2010 and prior awards provide for accelerated vesting of the entire grant for those who are age 62 on the grant date or upon attaining age 62 during the normal vesting period. For all awards, if a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

Under the terms of the plans, stock options may not be granted at less than 100% of the fair market value of the shares on the date of grant and may not have a term of more than ten years.  Any shares of common stock reserved for issuance pursuant to options granted under the 2009 plan that are returned to the Company unexercised shall remain available for issuance under such plan, while the plan is open. For participants owning 10% or more of the Company’s outstanding common stock (of which there are currently none), incentive stock options may not be granted at less than 110% of the fair market value of the shares on the date of grant and may not have an expiration term of more than five years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.  The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the years indicated.

	2013	2012	2011
Options granted	47,684	68,750	83,075
Average assumptions used in the model:
Expected volatility	48%	50%	45%
Expected dividend yield	2.96%	2.89%	2.91%
Expected life in years	7.0	5.5	5.5
Risk-free interest rate	1.35%	1.37%	2.17%
Market price on date of grant	$16.61	$16.25	$14.88
Per share weighted average fair value	$6.66	$6.33	$5.28
Fair Value as a percentage of market value at grant date	40%	39%	35%

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

Stock option transactions during the year ended December 31, 2013 are summarized as follows:

(Dollars in thousands, except per share data)	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life in Years	Aggregate Intrinsic Value
Outstanding December 31, 2012	649,211	$14.28	2.6	$1,462
Granted	47,684	16.61
Exercised	273,529	14.63
Forfeited/Expired	6,014	13.31
Outstanding December 31, 2013	417,352	$14.32	3.5	$2,857

Vested and Exercisable at December 31, 2013	265,252	$13.59	2.1	$2,012

The aggregate intrinsic value in the table above represents the difference between the closing price of the Company’s common stock on December 31, 2013 and the exercise price, multiplied by the number of options.  If the closing price was less than the exercise price of the option, no intrinsic value was assigned to the grant.  At December 31, 2013, vested and exercisable options totaling 265,252 were in-the money.  The intrinsic value of options vested and exercisable represents the total pretax intrinsic value that would have been received by the option holders had all in-the-money vested option holders exercised their options on December 31, 2013. The intrinsic value will change based on the fair market value of the Company’s stock.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Cash received from option exercises was $1.8 million, $509 thousand and $309 thousand in 2013, 2012 and 2011, respectively.  Total intrinsic value of options exercised was $1.1 million, $151 thousand and $101 thousand in 2013, 2012 and 2011, respectively.

The actual tax benefit arising during the period for the tax deduction from the disqualifying disposition of shares acquired upon exercise was $25 thousand, $2 thousand and $4 thousand in 2013, 2012, and 2011, respectively.

Compensation expense recognized in association with the stock option awards amounted to $422 thousand, $255 thousand and $230 thousand for the years ended 2013, 2012 and 2011, respectively.  The total tax benefit recognized related to the stock option expense was $165 thousand, $101 thousand, and $91 thousand for the years ended 2013, 2012, and 2011, respectively.

As of December 31, 2013, there was $620 thousand of unrecognized stock-based compensation expense, net of estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.

Restricted Stock Awards

Stock-based compensation expense recognized in association with the restricted stock award amounted to $1.0 million for the year ended December 31, 2013, $832 thousand for the year ended December 31, 2012, and $639 thousand for the year ended December 31, 2011.  The total tax benefit recognized related to restricted stock compensation expense was $418 thousand, $332 thousand, and $257 thousand for the years ended 2013, 2012, and 2011, respectively.

During 2013, the Company granted 80,541 shares of common stock in the form of restricted stock awards. The awards were comprised of 26,660 shares awarded to employees, generally vesting over four years beginning on or about the first anniversary date of the award, 47,735 shares awarded to certain individuals that are performance based awards which vest upon the Company achieving certain predefined performance objectives, and 6,146 shares awarded to directors vesting over two years in equal portions beginning on or about the first anniversary date of the award.  The weighted average grant date fair value of the restricted stock awarded during 2013 was $16.43 per share, which reflects the market value of the common stock on the grant dates.

During 2012, the Company granted 72,376 shares of common stock in the form of restricted stock awards comprised of 63,160 shares awarded to employees, generally vesting over four years, 6,216 shares awarded to directors vesting over two years, and 3,000 shares awarded to an executive officer vesting immediately.  The weighted average grant date fair value of the restricted stock awarded during 2012 was $16.24 per share, which reflects the market value of the common stock on the grant dates. The unvested 2012 awards generally vest, in each case, in equal portions beginning on or about the first anniversary date of the award.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The following table sets forth a summary of the activity for the Company’s restricted stock awards.

(Dollars in thousands, except per share data)	Restricted Stock	Weighted Average Grant Price Per Share	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value
Unvested at December 31, 2012	154,186	$14.58	2.3	$2,547
Granted	80,541	16.43
Vested/released	62,053	13.65
Forfeited	2,309	15.72
Unvested at December 31, 2013	170,365	$15.77	2.2	$3,607

As of December 31, 2013, there remained $1.8 million of unrecognized compensation expense related to the restricted stock awards.  That cost is expected to be recognized over the remaining vesting period of 2.5 years.

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

Total directors' fee expense amounted to $356 thousand, $355 thousand and $368 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Included in the 2013 expense was stock compensation in lieu of cash fees of $194 thousand, which represented 11,136 shares issued to Directors in January 2014, at a fair market value price of $17.43 per share, which reflected the fair value of the common stock on January 2, 2013. Included in the 2012 expense was stock compensation of $184 thousand, which represented 12,592 shares issued to Directors in January 2013, at a fair market value price of $14.63 per share, which reflected the fair value of the common stock on January 3, 2012. Included in the 2011 expense was stock compensation of $166 thousand, which represented 12,132 shares issued to Directors in January 2012, at a fair market value price of $13.65 per share, which reflected the fair value of the common stock on January 3, 2011.

The total tax benefit recognized related to the expense of Director stock compensation for attendance was $77 thousand, $74 thousand and $67 thousand, for the years ended 2013, 2012 and 2011, respectively.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(12)	Income Taxes

The components of income tax expense for the years ended December 31 were calculated using the asset and liability method as follows:

(Dollars in thousands)	2013	2012	2011
Current tax expense:
Federal	$5,492	$5,368	$5,501
State	1,642	1,605	1,699
Total current tax expense	7,134	6,973	7,200

Deferred tax (benefit)/ expense:
Federal	(100)	(487)	(1,602)
State	(83)	(138)	(437)
Total deferred tax benefit	(183)	(625)	(2,039)

Total income tax expense	$6,951	$6,348	$5,161

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate (34%) to income before taxes as follows:

(Dollars in thousands)	2013	2012	2011
Computed income tax expense at statutory rate	$6,963	$6,366	$5,476
State income taxes, net of federal tax benefit	1,029	968	833
Tax exempt income, net of disallowance	(988)	(1,020)	(972)
Bank-owned life insurance income, net	(156)	(171)	(182)
Other	103	205	6
Total income tax expense	$6,951	$6,348	$5,161

Effective income tax rate	33.9%	33.9%	32.0%

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

At December 31 the tax effects of each type of income and expense item that give rise to deferred taxes are:

(Dollars in thousands)	2013	2012
Deferred tax asset:
Allowance for loan losses	$10,959	$9,841
Depreciation	2,804	2,811
Other-than-temporary impairment on equity securities	238	419
Supplemental employee retirement plans	1,174	1,291
Non-accrual interest	1,514	1,465
Stock-based compensation expense	661	866
Impairment of OREO	—	203
Other	137	114
Total	17,487	17,010

Deferred tax liability:
Goodwill	1,928	1,713
Net unrealized gains on investments securities	1,071	2,267
Deferred origination costs	561	482
Total	3,560	4,462

Net deferred tax asset	$13,927	$12,548

Management believes that it is more likely than not that current recoverable income taxes and the expectation of future taxable income, based on the Company’s history of reporting taxable income, will generate sufficient taxable income to realize the deferred tax asset existing at December 31, 2013. However, factors, beyond management’s control, such as the general state of the economy can affect future levels of taxable income and there can be no assurances that sufficient taxable income will be generated to fully realize the deferred tax assets in the future.  In addition, management has the ability to sell any of the equity securities affected by the OTTI charge. A sale of the equity securities would ensure that, for tax purposes, a portion of the losses on sales could be applied against investment gains realized on the portfolio during the past three years, before the ability to carry back losses against these gains expires.

The Company paid total income taxes in 2013, 2012, and 2011 of $7.3 million, $6.6 million, and $7.1 million, respectively.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at December 31, 2013 or December 31, 2012.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and New Hampshire. The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2007 through 2013 tax years.

The Company invests in qualified affordable housing projects as a limited partner. In 2013, the Company estimated approximately $71 thousand of Federal Low Income Housing tax credits to be recognized. In 2012, the Company recognized approximately $235 thousand in Federal Historic Rehabilitation tax credits and $35 thousand of Federal Low Income Housing tax credits. The Company anticipates that it will receive additional tax credits related to Federal Low Income Housing Tax Credit program in the amount of $607 thousand which are expected to be realized over the next 9 years.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(13)	Earnings per share

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the years ended December 31st:

	2013	2012	2011
Basic weighted average common shares outstanding	9,862,678	9,586,783	9,401,714
Dilutive shares	87,931	73,893	44,011
Diluted weighted average common shares outstanding	9,950,609	9,660,676	9,445,725

At December 31, 2013 and 2012 there were 527 and 119,236 average outstanding stock options, respectively, which were excluded from the calculations of diluted earnings per share, due to the exercise price exceeding the average market price of the Company’s common stock.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

See Item (q) “Earnings Per Share,” contained in Note 1, “Summary of Significant Accounting Policies,” for additional information regarding the earnings per share calculation.

(14)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	December 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$202,201	$—	$202,201	$—
Equity securities	13,168	13,168	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,542	—	—	6,542
Other real estate owned	114	—	—	114

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

	December 31, 2012	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$173,796	$—	$173,796	$—
Equity securities	10,668	10,668	—	—
FHLB Stock	4,260	—	—	4,260
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	7,110	—	—	7,110
Other real estate owned	500	—	—	500

The Company did not have cause to transfer any assets between the fair value measurement levels during the year ended December 31, 2013 or the year ended December 31, 2012. There were no liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2013, or December 31, 2012.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities, and corporate bonds, as held at those dates. The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares, therefore these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value, therefore these securities are categorized as Level 3 measures.  See the discussion regarding FHLB stock in Note 1, “Summary of Significant Accounting Policies,” under Item d above, for further information regarding the Company’s fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at December 31, 2013 amounted to $3.2 million compared to $3.3 million at December 31, 2012.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy.  There were $121 thousand of gains realized on the sale of OREO in 2013 and a $23 thousand loss was recorded on the remaining property to reflect current expected realizable value. There were $87 thousand in gains on OREO sales in 2012.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of December 31, 2013.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,324	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$6,542	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$114	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

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

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.   These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements.  At December 31, 2013 and December 31, 2012, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on December 31, 2013 and December 31, 2012 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at December 31, 2013 and December 31, 2012.

Limitations:  The estimates of fair value of financial instruments were based on information available at December 31, 2013 and December 31, 2012 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,255	$1,255	$—	$1,255	$—
Loans, net	1,497,089	1,516,809	—	—	1,516,809
Financial liabilities:
Certificates of deposit (including brokered)	251,650	250,045	—	250,045	—
Borrowed funds	36,534	36,535	—	36,535	—
Junior subordinated debentures	10,825	11,358	—	—	11,358

	December 31, 2012		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$8,557	$8,603	$—	$8,603	$—
Loans, net	1,335,401	1,355,893	—	—	1,355,893
Financial liabilities:
Certificates of deposit (including brokered)	231,198	231,687	—	231,687	—
Borrowed funds	26,540	26,553	—	26,553	—
Junior subordinated debentures	10,825	12,597	—	—	12,597

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

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(15)Parent Company Only Financial Statements

Balance Sheets

	December 31,
(Dollars in thousands)	2013	2012
Assets
Cash	$729	$542
Investment in subsidiaries	161,580	149,963
Other assets	233	242
Total assets	$162,542	$150,747

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$10,825	$10,825
Accrued interest payable	370	370
Other liabilities	13	3
Total liabilities	11,208	11,198

Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 9,992,560 issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards) and 9,676,477 shares issued and outstanding at December 31, 2012 (including 154,186 shares of unvested participating restricted awards)	100	97
Additional paid-in capital	52,936	48,194
Retained earnings	96,153	87,159
Accumulated other comprehensive income	2,145	4,099
Total stockholders’ equity	$151,334	$139,549

Total liabilities and stockholders’ equity	$162,542	$150,747

Statements of Income

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Equity in undistributed net income of subsidiaries	$13,571	$10,910	$9,356
Dividends distributed by subsidiaries	950	2,350	3,000
Total income	14,521	13,260	12,356

Interest expense	1,177	1,177	1,177
Other operating expenses	225	171	225
Total operating expenses	1,402	1,348	1,402

Income before income taxes	13,119	11,912	10,954
Provision for (benefit from) income taxes	(410)	(463)	10

Net income	$13,529	$12,375	$10,944

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

Parent Company Only Financial Statements
Statements of Cash Flows

	For the years ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$13,529	$12,375	$10,944
Adjustments to reconcile net income to net cash
Equity in undistributed net income of subsidiaries	(13,571)	(10,910)	(9,356)
Payment from subsidiary bank for stock compensation expense	1,652	1,253	1,003
Changes in:
Other assets	9	(145)	5
Other liabilities	10	(2)	2
Net cash provided by operating activities	1,629	2,571	2,598

Cash flows from financing activities:
Cash dividends paid	(4,535)	(4,215)	(3,945)
Proceeds from issuance of common stock	1,239	1,274	1,254
Proceeds from exercise of stock options	1,829	509	309
Tax benefit from exercise of stock options	25	2	4
Net cash used in financing activities	(1,442)	(2,430)	(2,378)

Net increase in cash and cash equivalents	187	141	220

Cash and cash equivalents, beginning of year	542	401	181

Cash and cash equivalents, end of year	$729	$542	$401

The Parent Company’s Statements of Comprehensive Income and Statements of Changes in Stockholders’ Equity are identical to the Consolidated Statements of Changes in Stockholders’ Equity and therefore are not presented here.

ENTERPRISE BANCORP, INC
Notes to the Consolidated Financial Statements

(16)	Quarterly Results of Operations (Unaudited)

	2013
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$17,193	$17,458	$17,946	$18,525
Interest expense	1,374	1,331	1,313	1,313
Net interest income	15,819	16,127	16,633	17,212
Provision for loan losses	783	534	583	1,379
Net interest income after provision for loan losses	15,036	15,593	16,050	15,833

Non-interest income	3,159	3,085	3,085	3,224
Net gains on sales of investment securities	480	468	83	208
Non-interest expense	13,454	14,461	13,781	14,128
Income before income taxes	5,221	4,685	5,437	5,137
Provision for income taxes	1,788	1,606	1,904	1,653
Net income	$3,433	$3,079	$3,533	$3,484

Basic earnings per share	$0.35	$0.31	$0.36	$0.35
Diluted earnings per share	$0.35	$0.31	$0.35	$0.35

	2012
(Dollars in thousands, except share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$16,776	$17,087	$17,182	$17,360
Interest expense	1,847	1,676	1,534	1,438
Net interest income	14,929	15,411	15,648	15,922
Provision for loan losses	300	1,050	800	600
Net interest income after provision for loan losses	14,629	14,361	14,848	15,322

Non-interest income	2,927	2,840	2,947	3,225
Net gains on sales of investment securities	47	112	38	39
Non-interest expense	12,818	12,972	13,010	13,812
Income before income taxes	4,785	4,341	4,823	4,774
Provision for income taxes	1,612	1,436	1,760	1,540
Net income	$3,173	$2,905	$3,063	$3,234

Basic earnings per share	$0.33	$0.30	$0.32	$0.34
Diluted earnings per share	$0.33	$0.30	$0.32	$0.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Enterprise Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Boston, Massachusetts
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors
Enterprise Bancorp, Inc.:

We have audited Enterprise Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterprise Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Enterprise Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterprise Bancorp, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements
Boston, Massachusetts
March 14, 2014

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”  Based on management’s assessment, the Company believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on these criteria.

The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which appears on page 123 of this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended December 31, 2013) that has materially affected, or is reasonably likely to materially affect, such internal controls.

Item 9B.	Other Information

None.
Part III

Items 10, 11, 12, 13 and 14.

The information required in Items 10, 11, 12, 13 and 14 of this part is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 6, 2014, which it expects to file with the SEC within 120 days of the end of the fiscal year covered by this report. For additional information on availability of the Company’s corporate governance guidelines, see the section titled “Company Website, contained in Item 1, Business, to this Form 10K.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

(1)	Financial Statements

See Index to Consolidated Financial Statements contained in Item 8 above.

(2)	Financial Statement Schedules

None (information included in financial statements)

(3)	Exhibits

Exhibit No. and Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company’s Form 8-K filed June 10 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 22, 2013.

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

10.7.2
Change in Control/Noncompetition Agreement dated as of December 21, 2010 by and among the Company, the Bank and James A. Marcotte, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2010.

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

10.14.3
Form of Restricted Stock Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on March 25, 2013.

10.14.4
Form of Nonqualified Stock Option Agreement dated as of March 19, 2013 under Enterprise Bancorp, Inc. 2009 Stock Incentive Plan, as amended, by and between the Company and each of George L. Duncan, John P. Clancy, Richard W. Main, James A. Marcotte, and Stephen J. Irish incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on March 25, 2013.

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

10.19	Enterprise Bank 2013 Variable Compensation Incentive Plan, incorporated by reference to Exhibit 10 to the Company’s Form 8-K filed on March 22, 2013.

21.0	Subsidiaries of the Registrant.

23.0	Consent of KPMG LLP.

31.1	Certification of principal executive officer under Securities and Exchange Act Rule 13a—14(a).

31.2	Certification of principal financial officer under Securities and Exchange Act Rule 13a—14(a).

32.0	Certification of principal executive officer and principal financial officer under 18 U.S.C § 1350 furnished pursuant to Securities and Exchange Act Rule 13a—14(b).

101
The following materials from Enterprise Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

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

ENTERPRISE BANCORP, INC.
Date: March 14, 2014	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George L. Duncan	Chairman	March 14, 2014
George L. Duncan

/s/ Gino J. Baroni	Director	March 14, 2014
Gino J. Baroni

/s/ John P. Clancy, Jr.	Director, Chief Executive Officer	March 14, 2014
John P. Clancy Jr.

/s/ John R. Clementi	Director	March 14, 2014
John R. Clementi

/s/ James F. Conway, III	Director	March 14, 2014
James F. Conway, III

/s/ Carole A. Cowan	Director	March 14, 2014
Carole A. Cowan

/s/ Normand E. Deschene	Director	March 14, 2014
Normand E. Deschene

/s/ Lucy A. Flynn	Director	March 14, 2014
Lucy A. Flynn

/s/ John T. Grady, Jr.	Director	March 14, 2014
John T. Grady, Jr.

/s/ Eric W. Hanson	Director	March 14, 2014
Eric W. Hanson

/s/ John P. Harrington	Director	March 14, 2014
John P. Harrington

/s/ John A. Koutsos	Director	March 14, 2014
John A. Koutsos

/s/ Arnold S. Lerner	Director, Vice Chairman	March 14, 2014
Arnold S. Lerner

/s/ Richard W. Main	Director, President	March 14, 2014
Richard W. Main

/s/Jacqueline F. Moloney	Director	March 14, 2014
Jacqueline F. Moloney

/s/ Michael T. Putziger	Director	March 14, 2014
Michael T. Putziger

/s/ Carol L. Reid	Director	March 14, 2014
Carol L. Reid

/s/ Michael A. Spinelli	Director, Secretary	March 14, 2014
Michael A. Spinelli

/s/ James A. Marcotte	Executive Vice President, Chief	March 14, 2014
James A. Marcotte	Financial Officer and Treasurer

/s/ Michael K. Sullivan	Controller of the Bank	March 14, 2014
Michael K. Sullivan