Form 10-Q
period 2014-03-31
ENTERPRISE BANCORP INC /MA/
filed 2014-05-09
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, there were 10,118,812 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$39,428	$41,362
Interest-earning deposits	7,873	10,153
Fed funds sold	—	2,218
Total cash and cash equivalents	47,301	53,733
Investment securities at fair value	209,154	215,369
Federal Home Loan Bank Stock	4,324	4,324
Loans held for sale	1,385	1,255
Loans, less allowance for loan losses of $26,172 at March 31, 2014 and $26,967 at December 31, 2013	1,521,397	1,497,089
Premises and equipment	29,597	29,891
Accrued interest receivable	6,388	6,186
Deferred income taxes, net	13,555	13,927
Bank-owned life insurance	16,010	15,902
Prepaid income taxes	—	443
Prepaid expenses and other assets	10,478	6,150
Goodwill	5,656	5,656
Total assets	$1,865,245	$1,849,925
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,678,566	$1,635,992
Borrowed funds	7,484	36,534
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	11,649	14,675
Income taxes payable	787	—
Accrued interest payable	263	565
Total liabilities	$1,709,574	$1,698,591
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,117,376 shares issued and outstanding at March 31, 2014 (including 161,316 shares of unvested participating restricted awards) and 9,992,560 shares issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards)	101	100
Additional paid-in-capital	54,339	52,936
Retained earnings	98,458	96,153
Accumulated other comprehensive income	2,773	2,145
Total stockholders’ equity	$155,671	$151,334
Total liabilities and stockholders’ equity	$1,865,245	$1,849,925

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2014	2013
Interest and dividend income:
Loans and loans held for sale	$17,176	$16,373
Investment securities	1,022	810
Other interest-earning assets	33	10
Total interest and dividend income	18,231	17,193
Interest expense:
Deposits	1,001	1,034
Borrowed funds	22	46
Junior subordinated debentures	294	294
Total interest expense	1,317	1,374
Net interest income	16,914	15,819
Provision for loan losses	200	783
Net interest income after provision for loan losses	16,714	15,036
Non-interest income:
Investment advisory fees	1,104	1,016
Deposit and interchange fees	1,198	1,108
Income on bank-owned life insurance, net	108	116
Net gains on sales of investment securities	488	480
Gains on sales of loans	73	335
Other income	508	584
Total non-interest income	3,479	3,639
Non-interest expense:
Salaries and employee benefits	9,074	8,048
Occupancy and equipment expenses	1,696	1,571
Technology and telecommunications expenses	1,262	1,153
Advertising and public relations expenses	586	620
Audit, legal and other professional fees	349	414
Deposit insurance premiums	265	249
Supplies and postage expenses	264	237
Investment advisory and custodial expenses	138	126
Other operating expenses	1,191	1,036
Total non-interest expense	14,825	13,454
Income before income taxes	5,368	5,221
Provision for income taxes	1,862	1,788
Net income	$3,506	$3,433

Basic earnings per share	$0.35	$0.35
Diluted earnings per share	$0.35	$0.35

Basic weighted average common shares outstanding	10,030,111	9,715,174
Diluted weighted average common shares outstanding	10,119,266	9,790,472

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net income	$3,506	$3,433
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains on investments arising during the period	1,488	358
Income tax benefit	(542)	(115)
Net unrealized holding gains, net of tax	946	243
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	488	480
Income tax expense	(170)	(176)
Reclassification adjustment for gains realized, net of tax	318	304

Total other comprehensive income (loss)	628	(61)
Comprehensive income	$4,134	$3,372

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	$100	$52,936	$96,153	$2,145	$151,334
Net income			3,506		3,506
Other comprehensive income, net				628	628
Tax benefit from exercise of stock options		3			3
Common stock dividend paid ($0.12 per share)			(1,201)		(1,201)
Common stock issued under dividend reinvestment plan	—	302			302
Stock-based compensation	1	605			606
Stock options exercised, net	—	493			493
Balance at March 31, 2014	$101	$54,339	$98,458	$2,773	$155,671

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$3,506	$3,433
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	783
Depreciation and amortization	1,384	1,232
Stock-based compensation expense	481	339
Mortgage loans originated for sale	(3,537)	(12,906)
Proceeds from mortgage loans sold	3,480	18,277
Net gains on sales of loans	(73)	(335)
Net gains on sales of OREO	—	(101)
Net gains on sales of investments	(488)	(480)
Income on bank-owned life insurance, net	(108)	(116)
Changes in:
Accrued interest receivable	(202)	(285)
Prepaid expenses and other assets	(3,900)	1,109
Accrued expenses and other liabilities	(2,209)	(1,926)
Accrued interest payable	(302)	(302)
Net cash (used in) provided by operating activities	(1,768)	8,722
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,064	2,966
Net proceeds from FHLB repurchase of capital stock	—	252
Proceeds from maturities, calls and pay-downs of investment securities	11,905	5,369
Purchase of investment securities	(6,501)	(10,034)
Net increase in loans	(24,508)	(44,694)
Additions to premises and equipment, net	(745)	(1,868)
Proceeds from OREO sales and payments	—	601
Net cash used in investing activities	(17,785)	(47,408)
Cash flows from financing activities:
Net increase in deposits	42,574	9,641
Net (decrease) increase in borrowed funds	(29,050)	17,810
Cash dividends paid	(1,201)	(1,117)
Proceeds from issuance of common stock	302	314
Proceeds from the exercise of stock options	493	127
Tax benefit from the exercise of stock options	3	1
Net cash provided by financing activities	13,121	26,776

Net decrease in cash and cash equivalents	(6,432)	(11,910)
Cash and cash equivalents at beginning of period	53,733	52,735
Cash and cash equivalents at end of period	$47,301	$40,825

Supplemental financial data:
Cash Paid For: Interest	$1,619	$1,676
Cash Paid For: Income Taxes	620	821

Supplemental schedule of non-cash investing activity:
(Purchase) sales of investment securities not yet settled	(95)	2,572
Transfer from loans to other real estate owned	—	168
 See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto contained in the 2013 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the "SEC") on March 14, 2014.  The Company has not changed its reporting policies from those disclosed in its 2013 Annual Report on Form 10-K.

The Company's unaudited consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Enterprise Bank and Trust Company (the “Bank”).  The Bank is a Massachusetts trust company organized in 1989. Substantially all of the Company’s operations are conducted through the Bank.

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

The Federal Deposit Insurance Corporation (the “FDIC”) and the Massachusetts Division of Banks (the “Division”) have regulatory authority over the Bank.  The Bank is also subject to certain regulatory requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and, with respect to its New Hampshire branch operations, the New Hampshire Banking Department.  The business and operations of the Company are subject to the regulatory oversight of the Federal Reserve Board.  The Division also retains supervisory jurisdiction over the Company.

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

(b) Critical Accounting Estimates

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

As discussed in the Company’s 2013 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1, "Summary of Significant Accounting Policies," to the Company’s consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2013 Annual Report filed on Form 10-K.

(c) Reporting Comprehensive Income

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

(d) Restricted Investments

As a member of the Federal Home Loan Bank of Boston ("FHLB"), the Company is required to purchase certain levels of FHLB capital stock in association with the Company’s borrowing relationship from the FHLB.  This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  FHLB stock represents the only restricted investment held by the Company.

In conjunction with the other-than-temporary-impairment ("OTTI") review on available-for-sale investments (See Note 2, "Investments," for additional information), management also regularly reviews its holdings of FHLB stock for OTTI. Based on management’s ongoing review, the Company has not recorded any other-than-temporary impairment charges on this investment to date. However, if negative events or deterioration in the FHLB financial condition or capital levels occurs the Company’s investment in FHLB capital stock may become other-than-temporarily impaired to some degree. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

(e) Income Taxes

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

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at March 31, 2014.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2007 through 2013 tax years.

(f) Recent Accounting Pronouncements

In January 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 is not expected to have a material impact on the Company's financial statements, or results of operations.
In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The amendments in this Update are to be applied retrospectively to all periods presented. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption by the Company of this ASU, on the effective date, is not expected to have a material impact on the Company's financial statements, or results of operations.

(2)	Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	March 31, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$47,375	$126	$25	$47,476
Federal agency mortgage backed securities (MBS) (1)	78,182	447	1,169	77,460
Municipal securities	63,380	1,774	228	64,926
Corporate bonds	5,970	37	38	5,969
Total fixed income securities	194,907	2,384	1,460	195,831
Equity investments	10,031	3,313	21	13,323
Total available for sale securities, at fair value	$204,938	$5,697	$1,481	$209,154

	December 31, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$55,440	$146	$43	$55,543
Federal agency mortgage backed securities (MBS) (1)	80,997	367	1,714	79,650
Municipal securities	60,675	1,604	325	61,954
Corporate bonds	5,080	29	55	5,054
Total fixed income securities	202,192	2,146	2,137	202,201
Equity investments	9,960	3,228	20	13,168
Total available for sale securities, at fair value	$212,152	$5,374	$2,157	$215,369

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $16.4 million and $17.4 million at March 31, 2014 and December 31, 2013, respectively.

At March 31, 2014, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 15%) invested in individual common stock of entities in the financial services industry.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The net unrealized gain or loss in the Company's fixed income portfolio fluctuates as market interest rates rise and fall.  Due to the fixed rate nature of this portfolio, as market rates fall the value of the portfolio rises, and as market rates rise, the value of the portfolio declines.  The unrealized gains or losses on fixed income investments will also decline as the securities approach maturity, or if the issuer is credit impaired. Unrealized gains or losses will be recognized in the statements of income if the securities are sold. However, if an unrealized loss on a fixed income investment is deemed to be other than temporary, the credit loss portion is charged to earnings and the noncredit portion is recognized in accumulated other comprehensive income.

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the three months ended March 31, 2014 and 2013, the Company did not record any fair value impairment charges on its investments. As of March 31, 2014, there were a total of 64 investments (fixed income and equity), with a fair market value of $62.7 million, in an unrealized loss position totaling $1.5 million. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at March 31, 2014 because the decline in market value is not attributable to credit quality for fixed income securities, or a fundamental deterioration in the equity fund or issuers, and because the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing MBS investments and Federal Agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. At March 31, 2014, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at March 31, 2014 of total fixed income investments is as follows:

	Within One Year		After One, But Within Five Years		After Five, But within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$10,020	0.82%	$34,387	0.82%	$2,968	1.97%	$—	—%
MBS	18	1.43%	2,996	2.46%	6,976	3.00%	68,192	2.13%
Municipal securities	4,678	2.42%	20,505	2.75%	29,911	4.35%	8,286	5.88%
Corporate bonds	102	1.25%	4,098	1.60%	1,770	2.88%	—	—%
Total fixed income securities	$14,818	1.33%	$61,986	1.59%	$41,625	3.89%	$76,478	2.54%

At fair value:
Total fixed income securities	$14,888		$62,605		$42,438		$75,900

Scheduled contractual maturities may not reflect the actual maturities of the investments. MBS/CMO securities are shown at their final maturity; however, due to prepayments and amortization the actual MBS/CMO cash flows likely will be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $40.3 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company’s asset-liability management program.

From time to time, the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and FRB.  The fair value of securities pledged as collateral for these purposes was $195.8 million at March 31, 2014.

See Note 8, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

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

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Real estate:
Commercial real estate	$829,545	$820,299
Commercial construction	136,358	132,507
Residential mortgages	131,822	132,721
Total real estate	1,097,725	1,085,527
Commercial and industrial	370,787	357,056
Home equity	72,640	74,354
Consumer	7,926	8,643
Gross loans	1,549,078	1,525,580
Deferred loan origination fees, net	(1,509)	(1,524)
Total loans	1,547,569	1,524,056
Allowance for loan losses	(26,172)	(26,967)
Net loans	$1,521,397	$1,497,089

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

Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans partially guaranteed by the U.S. Small Business Administration ("SBA"), loans under various programs issued in conjunction with the Massachusetts Development Finance Agency and other agencies.  Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower.  Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods.  Commercial and industrial loans have average repayment periods of one to seven years.

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $47.9 million at March 31, 2014 and $34.5 million at December 31, 2013.

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

Loans serviced for others

At March 31, 2014 and December 31, 2013, the Company was servicing residential mortgage loans owned by investors amounting to $20.3 million and $20.6 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $49.4 million and $52.1 million at March 31, 2014 and December 31, 2013, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial real estate	$310,373	$320,908
Residential mortgages	97,501	97,626
Home equity	17,219	17,548
Total loans pledged to FHLB	$425,093	$436,082

(4)	Allowance for Loan Loss

While the Company manages its loan portfolio to avoid concentration by industry and loan size to lessen its credit risk exposure, inherent in the lending process is the risk of loss due to customer non-payment, or “credit risk.”  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function, however, management recognizes that loan losses will occur and that the amount of these losses will fluctuate depending on the risk characteristics of the loan portfolio and economic conditions.

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

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, and impaired loans and the low level of Other Real Estate Owned ("OREO") properties held during the quarter ended March 31, 2014. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.  These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guaranties; credit weaknesses are well-defined; borrower cash flow is insufficient to meet required debt service specified in loan terms and to meet other obligations, such as trade debt and tax payments.

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

The following tables present the Company's credit risk profile for each class of loan in its portfolio by internally assigned risk rating category at the periods indicated.

	March 31, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,120	$1,236	$111	$817,078	$829,545
Commercial and industrial	8,014	50	168	362,555	370,787
Commercial construction	3,360	—	—	132,998	136,358
Residential	1,613	—	—	130,209	131,822
Home equity	587	—	—	72,053	72,640
Consumer	41	—	—	7,885	7,926
Total gross loans	$24,735	$1,286	$279	$1,522,778	$1,549,078

	December 31, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,545	$1,266	$—	$805,488	$820,299
Commercial and industrial	7,908	51	236	348,861	357,056
Commercial construction	3,358	—	—	129,149	132,507
Residential	1,012	—	—	131,709	132,721
Home equity	500	—	—	73,854	74,354
Consumer	40	—	—	8,603	8,643
Total gross loans	$26,363	$1,317	$236	$1,497,664	$1,525,580

The decrease in adversely classified loans since the prior period was due to a variety of activity including: credit rating upgrades, primarily in commercial real estate; payoffs; the foreclosure sale of underlying collateral on a larger commercial real estate relationship; and charge-offs, primarily commercial real estate and C&I loans; partially offset by additional credit downgrades, particularly in residential mortgage loans during the period.

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

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at March 31, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$3,212	$—	$8,880	$12,092	$817,453	$829,545
Commercial and industrial	1,638	220	5,598	7,456	363,331	370,787
Commercial construction	—	—	1,038	1,038	135,320	136,358
Residential	1,239	—	1,236	2,475	129,347	131,822
Home equity	39	95	273	407	72,233	72,640
Consumer	33	48	13	94	7,832	7,926
Total gross loans	$6,161	$363	$17,038	$23,562	$1,525,516	$1,549,078

Balance at December 31, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,142	$1,575	$10,561	$13,278	$807,021	$820,299
Commercial and industrial	680	908	5,743	7,331	349,725	357,056
Commercial construction	196	—	1,118	1,314	131,193	132,507
Residential	1,110	127	633	1,870	130,851	132,721
Home equity	211	10	281	502	73,852	74,354
Consumer	106	18	10	134	8,509	8,643
Total gross loans	$3,445	$2,638	$18,346	$24,429	$1,501,151	$1,525,580

At March 31, 2014 and December 31, 2013, all loans 90 days or more past due were carried as non-accruing. Included in the consumer non-accrual numbers in the table above were $4 thousand and $3 thousand of overdraft deposit account balances 90 days or more past due at March 31, 2014 and December 31, 2013, respectively. Total non-performing loans amounted to $17.0 million and $18.3 million at March 31, 2014 and December 31, 2013, respectively. Non-accrual loans which were not adversely classified amounted to $552 thousand at March 31, 2014 and $577 thousand at December 31, 2013. These balances primarily represented the guaranteed portions of non-performing U.S. Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due occurred primarily within the commercial real estate and commercial and industrial portfolios at March 31, 2014, with many loans having subsequent payments made in April.

The ratio of non-accrual loans to total loans amounted to 1.10% at March 31, 2014, 1.20% at December 31, 2013, and 1.41% at March 31, 2013.

At March 31, 2014, additional funding commitments for loans on non-accrual status totaled $1.0 million. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion.

Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  The majority of impaired loans are included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans include troubled debt restructured ("TDR") loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at, or greater than, a market rate for a similar credit at the time of modification.

Impaired loans are individually evaluated for credit loss and a specific reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 4 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $27.9 million and $29.8 million, at March 31, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $11.5 million and $11.9 million at March 31, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.4 million and $17.9 million as of March 31, 2014 and December 31, 2013, respectively.  The decrease was primarily due to the changes discussed above under the heading "Adversely Classified Loans."

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at March 31, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$14,902	$12,966	$12,251	$715	$214
Commercial and industrial	12,119	10,518	5,472	5,046	2,051
Commercial construction	3,396	3,277	1,344	1,933	847
Residential	1,102	1,045	360	685	156
Home equity	110	108	—	108	19
Consumer	23	23	2	21	21
Total	$31,652	$27,937	$19,429	$8,508	$3,308

Balance at December 31, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related allowance
Commercial real estate	$17,420	$15,139	$12,105	$3,034	$507
Commercial and industrial	12,220	10,579	4,902	5,677	2,901
Commercial construction	3,464	3,358	1,426	1,932	830
Residential	673	619	365	254	107
Home equity	110	108	—	108	31
Consumer	23	23	—	23	23
Total	$33,910	$29,826	$18,798	$11,028	$4,399

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,158	$50	$22,442	$98
Commercial and industrial	10,828	38	9,601	30
Commercial construction	3,305	26	2,898	24
Residential	759	—	811	1
Home equity	108	—	139	—
Consumer	24	—	14	—
Total	$29,182	$114	$35,905	$153

At March 31, 2014, additional funding commitments for impaired loans totaled $1.1 million. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above, as of March 31, 2014 and December 31, 2013, were $19.4 million and $20.9 million, respectively. TDR loans on accrual status amounted to $11.0 million and $11.4 million at March 31, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $8.4 million and $9.5 million at March 31, 2014 and December 31, 2013, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At March 31, 2014, additional funding commitments for TDR loans totaled $62 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Loan modification entered into during the three month period ended March 31, 2014 designated as troubled debt restructurings are detailed below.

	Three months ended March 31, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$453	$446
Commercial and industrial	2	70	68
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	3	$523	$514

At March 31, 2014, there were no specific reserves allocated to the TDRs entered into during the 2014 period as management considered it likely the principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the three months ended March 31, 2014 amounted to $8 thousand.

There were no loans modified as troubled debt restructurings within the twelve month period previous to March 31, 2014 for which there was a subsequent payment default during the three months ended March 31, 2014.

There were no loan modification agreements entered into during the three months ended March 31, 2013 that management deemed necessary to designate as TDR's.

Loans modified as troubled debt restructuring within the twelve month period previous to March 31, 2013 for which there was a subsequent payment default during the period noted are detailed below.

	Three months ended March 31, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	2	8
Commercial construction	1	31
Residential	1	123
Home Equity	—	—
Consumer	—	—
Total	5	$299

There were no charge-offs associated with the TDRs noted in the table above during the three months ended March 31, 2013.  Included in the table above were two TDRs which defaulted, with total post modification outstanding balance of $168 thousand, and were subsequently transferred to OREO during the March 31, 2013 period.

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

The carrying value of OREO at March 31, 2014 and December 31, 2013 was $114 thousand and consisted of the same one property. There were no sales of OREO during the three months ended March 31, 2014. There were $101 thousand of gains realized on OREO sales during the three months ended March 31, 2013.

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

There have been no material changes in the Company’s underwriting practices, credit risk management system, or to the allowance assessment methodology used to estimate loan loss exposure as reported in the Company’s most recent Annual Report on Form 10-K.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 4 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate the loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance.

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $26.2 million at March 31, 2014 compared to $27.0 million at December 31, 2013. The allowance for loan losses to total loans ratio was 1.69% at March 31, 2014 and 1.77% at December 31, 2013 compared to 1.78% at March 31, 2013. The decline in the overall allowance to total loan ratio at March 31, 2014 primarily resulted from a reduction in specific reserves. Specific reserves declined due to current charge-offs, the majority of which were previously allocated specific reserves on four commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2014.

Changes in the allowance for loan losses by segment for the three months ended March 31, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	(101)	118	96	119	(19)	(13)	200
Recoveries	—	26	—	—	—	12	38
Less: Charge offs	203	812	—	—	—	18	1,033
Ending Balance at March 31, 2014	$12,870	$7,697	$3,589	$1,176	$634	$206	$26,172
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$214	$2,051	$847	$156	$19	$21	$3,308
Allotted to loans collectively evaluated for impairment	$12,656	$5,646	$2,742	$1,020	$615	$185	$22,864

Changes in the allowance for loan losses by segment for the three months ended March 31, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	566	221	30	(7)	(33)	6	783
Recoveries	—	10	—	128	21	3	162
Less: Charge offs	—	132	—	—	44	7	183
Ending Balance at March 31, 2013	$12,359	$7,396	$3,486	$975	$672	$128	$25,016
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$1,065	$2,267	$717	$164	$36	$13	$4,262
Allotted to loans collectively evaluated for impairment	$11,294	$5,129	$2,769	$811	$636	$115	$20,754

The balances of loans as of March 31, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$12,966	$816,579	$829,545
Commercial and industrial	10,518	360,269	370,787
Commercial construction	3,277	133,081	136,358
Residential	1,045	130,777	131,822
Home equity	108	72,532	72,640
Consumer	23	7,903	7,926
Deferred Fees	—	(1,509)	(1,509)
Total loans	$27,937	$1,519,632	$1,547,569

The balances of loans as of December 31, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,139	$805,160	$820,299
Commercial and industrial	10,579	346,477	357,056
Commercial construction	3,358	129,149	132,507
Residential	619	132,102	132,721
Home equity	108	74,246	74,354
Consumer	23	8,620	8,643
Deferred Fees	—	(1,524)	(1,524)
Total loans	$29,826	$1,494,230	$1,524,056

(5)	Supplemental Retirement Plan and Other Postretirement Benefit Obligations

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

The total net periodic benefit cost, which was comprised of interest cost only, was $36 thousand for the three months ended March 31, 2014 compared to $33 thousand for the three months ended March 31, 2013.

Benefits paid amounted to $69 thousand for both the three months ended March 31, 2014 and March 31, 2013. The Company anticipates accruing an additional $107 thousand to the plan during the remainder of 2014.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance, through split-dollar life insurance arrangements, which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with supplemental life insurance plan, which is a non-qualified plan, that provides a benefit to an employee that extends to postretirement periods. This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the post retirement benefits associated with this arrangement.

The total net periodic benefit cost, which was comprised of interest cost only, amounted to $18 thousand for both the three months ended March 31, 2014 and March 31, 2013.

(6)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock option awards and stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $481 thousand for the three months ended March 31, 2014, compared to $339 thousand for the three months ended March 31, 2013.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $104 thousand for the three months ended March 31, 2014 compared to $67 thousand for the three months ended March 31, 2013.

There were a total of 31,229 and 44,175 stock option awards granted to employees during the three months ended March 31, 2014 and 2013, respectively. Options granted in 2014 and 2013 will vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. The 2014 and the 2013 options expire ten years from the date of grant.

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

The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Options granted	31,229	44,175
Average assumptions used in the model:
Expected volatility	47%	48%
Expected dividend yield	2.88%	2.99%
Expected life in years	7.0	7.0
Risk-free interest rate	2.19%	1.29%
Market price on date of grant	$20.29	$16.43
Per share weighted average fair value	$8.32	$6.56
Fair value as a percentage of market value at grant date	41%	40%

Refer to Note 11 “Stock-Based Compensation Plans” in the Company’s 2013 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $308 thousand for the three months ended March 31, 2014 compared to $217 thousand for the three months ended March 31, 2013.

During the three months ended March 31, 2014, the Company granted 58,844 shares of common stock in the form of restricted stock awards. The awards were comprised of 19,167 shares awarded to employees generally vesting over four years in equal portions beginning on or about the first anniversary date of the award, 33,017 shares awarded to certain individuals that are performance based awards which vest upon the Company achieving certain predefined performance objectives and 6,660 shares awarded to directors vesting over two years in equal portions beginning on or about the first anniversary date of the award. The weighted average grant date fair value of the restricted stock awarded was $20.29 per share, the weighted average market value of the common stock on the grant dates.

Additionally, in January 2014, the Company also granted 2,142 shares of fully vested stock to employees as anniversary awards.

During the three months ended March 31, 2013, the Company granted 78,806 shares of common stock in the form of restricted stock awards comprised of 24,925 shares awarded to employees in equal portions beginning on or about the first anniversary date of the award, generally vesting over four years, 47,735 shares awarded to certain individuals that are performance based awards which vest upon the Company achieving certain predefined performance objectives and 6,146 shares awarded to directors vesting over two years, in equal portions beginning on or about the first anniversary date of the award.  The weighted average grant date fair value of the restricted stock awarded was $16.43 per share, which reflects the weighted average market value of the common stock on the grant dates.

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to directors’ election to receive shares of common stock in lieu of cash fees for attendance at Board and Board Committees meetings amounted to $69 thousand for the three months ended March 31, 2014 compared to $55 thousand for the three months ended March 31, 2013. In January 2014, directors were issued 11,136 shares of common stock in lieu of cash fees related to the 2013 annual directors’ stock-based compensation expense of $194 thousand and a market value price of $17.43 per share, the market value of the common stock on the opt-in measurement date, January 2, 2013.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	10,030,111	9,715,174
Dilutive shares	89,155	75,298
Diluted weighted average common shares outstanding	10,119,266	9,790,472

For the three months ended March 31, 2014, there were an additional 5,158 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

(8)	Fair Value Measurements

The FASB defines the fair value of an asset or liability to be the price which a seller would receive in an orderly transaction between market participants (an exit price) and also establishes a fair value hierarchy segregating fair value measurements using three levels of inputs: (Level 1) quoted market prices in active markets for identical assets or liabilities; (Level 2) significant other observable inputs, including quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs such as interest rates and yield curves, volatilities, prepayment speeds, credit risks and default rates which provide a reasonable basis for fair value determination or inputs derived principally from observed market data; and (Level 3) significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability.  Unobservable inputs must reflect reasonable assumptions that market participants would use in pricing the asset or liability, which are developed on the basis of the best information available under the circumstances.

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	March 31, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$195,831	$—	$195,831	$—
Equity securities	13,323	13,323	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,144	—	—	5,144
Other real estate owned	114	—	—	114

	December 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$202,201	$—	$202,201	$—
Equity securities	13,168	13,168	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,542	—	—	6,542
Other real estate owned	114	—	—	114

The Company did not have cause to transfer any assets between the fair value measurement levels during the three months ended March 31, 2014 or the year ended December 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2014 or December 31, 2013.

All of the Company's fixed income investments and equity securities that are considered “available for sale” are carried at fair value.  The fixed income category above includes federal agency obligations, federal agency MBS, municipal securities and corporate bonds as held at those dates.  The Company utilizes third-party pricing vendors to provide valuations on its fixed income securities.  Fair values provided by the vendors were generally determined based upon pricing matrices utilizing observable market data inputs for similar or benchmark securities in active markets and/or based on a matrix pricing methodology which employs The Bond Market Association’s standard calculations for cash flow and price/yield analysis, live benchmark bond pricing and terms/condition data available from major pricing sources.  Therefore, management regards the inputs and methods used by third party pricing vendors to be “Level 2 inputs and methods” as defined in the “fair value hierarchy.” The Company periodically obtains a second price from an impartial third party on fixed income securities to assess the reasonableness of prices provided by the primary independent pricing vendor.

The Company’s equity portfolio fair value is measured based on quoted market prices for the shares; therefore, these securities are categorized as Level 1 within the fair value hierarchy.

Net unrealized appreciation and depreciation on investments available for sale, net of applicable income taxes, are reflected as a component of accumulated other comprehensive income.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost which management believes approximates fair value; therefore, these securities are categorized as Level 3 measures.  See Note 1, "Summary of Significant Accounting Policies," Item (d) for further information regarding the Company's fair value assessment of FHLB capital stock.

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at March 31, 2014 amounted to $2.3 million compared to $3.2 million at December 31, 2013.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. There were no sales of OREO during the three months ended March 31, 2014. There were $101 thousand of gains realized on OREO sales during the three months ended March 31, 2013.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of March 31, 2014.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$4,324	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$5,144	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$114	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at March 31, 2014 and December 31, 2013 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements. At March 31, 2014 and December 31, 2013, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Loans: The fair value of loans was determined using discounted cash flow analysis, using interest rates currently being offered by the Company.  The incremental credit risk for adversely classified loans was considered in the determination of the fair value of the loans.  This method of estimating fair value does not incorporate the exit price concept of fair value.

Commitments: The fair values of the unused portion of lines of credit and letters of credit were estimated to be the fees currently charged to enter into similar agreements.  Commitments to originate non-mortgage loans were short-term and were at current market rates and estimated to have no significant change in fair value.

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on March 31, 2014 and December 31, 2013 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at March 31, 2014 and December 31, 2013.

Limitations:  The estimates of fair value of financial instruments were based on information available at March 31, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	March 31, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,385	$1,385	$—	$1,385	—
Loans, net	1,521,397	1,540,240	—	—	1,540,240
Financial liabilities:
Certificates of deposit (including brokered)	283,059	281,552	—	281,552	—
Borrowed funds	7,484	7,485	—	7,485	—
Junior subordinated debentures	10,825	11,801	—	—	11,801

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,255	$1,255	$—	$1,255	—
Loans, net	1,497,089	1,516,809	—	—	1,516,809
Financial liabilities:
Certificates of deposit (including brokered)	251,650	250,045	—	250,045	—
Borrowed funds	36,534	36,535	—	36,535	—
Junior subordinated debentures	10,825	11,358	—	—	11,358

(1)
Excluded from this table are certain financial instruments with carrying values that approximated their fair value at the dates indicated, as they were short-term in nature or payable on demand.  These include cash and cash equivalents, accrued interest receivable, non-term deposit accounts, and accrued interest payable. The respective carrying values of these instruments would all be considered to be classified within Level 1 of their fair value hierarchy.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise,” “us,” “we” or “our”) consolidated financial statements and notes thereto contained in this report and the Company’s 2013 Annual Report on Form 10-K.

Accounting Policies/Critical Accounting Estimates

As discussed in the Company’s 2013 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  The Company has not changed its significant accounting and reporting policies from those disclosed in its 2013 Annual Report on Form 10-K.

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The forward-looking statements in this report are based on information available to the Company as of the date of this report and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased risk of internet hacking and identity theft could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2013 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

Net income for the three months ended March 31, 2014 amounted to $3.5 million, an increase of $73 thousand, or 2%, compared to the same three-month period in 2013. Diluted earnings per share were $0.35 for both the three-month periods ended March 31, 2014 and March 31, 2013.

Loans have increased 10% since March 31, 2013 and deposits, excluding brokered deposits, have increased 8% over the same period. Our total assets exceeded $1.85 billion and total assets under management exceeded $2.6 billion at the end of the current quarter.

The Company's growth contributed to increases in net interest income and non-interest expenses in first quarter of 2014 compared to the same period in the prior year. Net income for the three months ended March 31, 2014 was also impacted by a lower loan loss provision in the current year-to-date period, partially offset by a decrease in non-interest income primarily as a result of lower gains on sales of loans in the first quarter of 2014.

In 2014, the Company continues to focus on organic growth while we remain committed to strategic investments in our branch network, technology, progressive product capabilities, our communities, and our family of Enterprise employees. The opening of our two most recent branches in Lawrence, MA and Nashua, NH reflect our commitment to take advantage of market opportunities. Our branch openings, which have occurred at an accelerated pace in the last two years, are strategic investments aimed at building momentum for our future.

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

Net interest income for the three months ended March 31, 2014 amounted to $16.9 million, an increase of $1.1 million, or 7%, compared to the same period in 2013. This increase in net interest income was primarily due to revenue generated from loan growth, mainly in commercial real estate loans, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $152.8 million for the three months ended March 31, 2014, compared to the same period in 2013. Net interest margin was 4.02% for the three months ended March 31, 2014 compared to 4.16% for the three months ended March 31, 2013, and was relatively consistent with the quarterly margins at December 31, 2013 of 4.04% and September 30, 2013 of 4.02%.

For the three months ended March 31, 2014 and 2013, the provision for loan losses amounted to $200 thousand and $783 thousand, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the three months ended March 31, 2014 was $23.5 million, compared to $44.5 million during the same period in 2013. Total non-performing assets as a percentage of total assets were 0.92% at March 31, 2014, compared to 1.18% at March 31, 2013. For the three months ended March 31, 2014, the Company recorded net charge-offs of $995 thousand compared to $21 thousand for the three months ended March 31, 2013. The majority of the current charge-offs were previously allocated specific reserves on four commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves contributed to the decline in the overall allowance to total loan ratio at March 31, 2014. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.69% at March 31, 2014, 1.77% at December 31, 2013 and 1.78% at March 31, 2013.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended March 31, 2014 amounted to $3.5 million, representing a decrease of $160 thousand, or 4%, compared to the same three month period in 2013. The decrease in non-interest income was primarily due to a decrease in gains on loan sales income due to a lower volume of mortgage origination activity in the first quarter of 2014 as a result of an increase in rates, as well as a decrease in "other income," due primarily to a lower level of gains on OREO sales in the current year-to-date period. These decreases were partially offset by increases in investment advisory income and deposit and interchange fees.

For the three months ended March 31, 2014, non-interest expense amounted to $14.8 million, an increase of $1.4 million, or 10%, over the same period in the prior year. Increased expenses related to salaries and benefits, occupancy and technology over the same period in the prior year were primarily due to the Company's strategic growth initiatives, including branch network and market expansion.

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

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $209.2 million at March 31, 2014, and comprised 11% and 12%of total assets at March 31, 2014 and December 31, 2013, respectively. Investments decreased $6.2 million, or 3%, since December 31, 2013.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high quality commercial loans.  Total loans increased $23.5 million, or 2%, since December 31, 2013 and amounted to $1.55 billion, or 83% of total assets, at March 31, 2014. Total commercial loans amounted to $1.34 billion, or 86% of gross loans, which was consistent with the composition at December 31, 2013.

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

At March 31, 2014, deposits, excluding brokered deposits, amounted to $1.59 billion, an increase of $9.0 million, or 1%, from December 31, 2013 balances. Non-brokered deposit growth since December 31, 2013 was noted primarily within the money market category, partially offset by a decrease in checking account balances.

Wholesale funding amounted to $92.6 million at March 31, 2014, compared to $88.1 million at December 31, 2013, an increase of $4.5 million, or 5%. Brokered CDs outstanding at March 31, 2014 had a weighted average life of approximately 3.8 years.

Wholesale funding included FHLB advances of $7.5 million and $36.5 million at March 31, 2014 and December 31, 2013, respectively, and brokered deposits of $85.1 million and $51.6 million at March 31, 2014 and December 31, 2013, respectively.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development. Within the last two years, the Company opened four branch offices. These openings occurred at an accelerated pace, which reflects our commitment to take advantage of market opportunities. The Company believes that each of these offices is strategically located to complement existing locations while expanding the Company's geographic market footprint. This branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and management services, insurance services and residential mortgages and cash management products.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, and ongoing improvements and renovations of existing branches and operations facilities.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected return on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

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

The value of the investment portfolio as a whole, or individual securities held, including restricted FHLB capital stock, could be negatively impacted by any sustained volatility in the financial markets or in credit markets, or a fundamental deterioration of credit quality of the individual security, fund or issuer, which could possibly result in the recognition of other-than-temporary-impairment (“OTTI”) charges in the future.

In addition, a sustained low interest rate environment could negatively impact the Company's net interest income and results of operation. The re-pricing frequency of interest earning assets and liabilities are not identical, and, therefore, subject the Company to the risk of adverse changes in interest rates.  This is often referred to as “interest rate risk” and is reviewed in more detail under the heading Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” below.

Liquidity management is the coordination of activities so that cash needs are anticipated and met, readily and efficiently.  Liquidity management is reviewed further below in this Item 2 under the heading “Liquidity.”

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at March 31, 2014, and the recently adopted changes to the regulatory capital framework, see the section entitled “Capital Resources” contained in this Item 2 below. At March 31, 2014, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies, some of which have not yet taken effect, making it difficult at this time to anticipate the overall financial impact of this expansive legislation on the Company, its customers or the financial industry generally. Likewise, any new consumer financial protection laws enacted by the Consumer Financial Protection Bureau would apply to all banks and thrifts, and may increase the Company's compliance and operational costs in the future.

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

The Company’s Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period, due to circumstances such as: loss of personnel; loss of information and/or loss of access to information under various scenarios; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company auxiliary network processing capabilities and flexibility.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met.

This Opportunities and Risks discussion should be read in conjunction with Item 1A “Risk Factors,” and the section titled "Opportunities and Risk" contained in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" included in the Company’s 2013 Annual Report on Form 10-K, which address numerous other factors and details that could adversely affect the Company’s reputation, its future results of operations and financial condition.

Financial Condition

Total assets increased $15.3 million, or 1%, since December 31, 2013, to $1.87 billion at March 31, 2014.  The balance sheet composition and changes since December 31, 2013 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at both March 31, 2014 and December 31, 2013, respectively.

Investments

At March 31, 2014, the carrying value of the investment portfolio amounted to $209.2 million, a decrease of $6.2 million, or 3%, compared to December 31, 2013.

The following table summarizes investments at the dates indicated:

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$47,476	22.7%	$55,543	25.8%	$65,578	35.7%
Federal agency mortgage backed securities (MBS)(1)	77,460	37.0%	79,650	37.0%	46,840	25.5%
Municipal securities	64,926	31.0%	61,954	28.8%	56,559	30.8%
Corporate bonds	5,969	2.9%	5,054	2.3%	2,952	1.6%
Total fixed income securities	195,831	93.6%	202,201	93.9%	171,929	93.6%
Equity investments	13,323	6.4%	13,168	6.1%	11,780	6.4%
Total available for sale investments at fair value	$209,154	100.0%	$215,369	100.0%	$183,709	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $16.4 million, $17.4 million, and $22.0 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

During the three months ended March 31, 2014, the total principal pay downs, calls and maturities amounted to $11.9 million.  During the period, the Company purchased $6.6 million in securities. In addition, management sold investment securities with an amortized cost of approximately $1.6 million realizing net gains on sales of $488 thousand, primarily on equity investments in the first quarter of 2014 in order to capitalize on market opportunities.

Net unrealized gains on the investment portfolio amounted to $4.2 million at March 31, 2014 compared to $3.2 million at December 31, 2013 and $6.2 million at March 31, 2013.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 2, “Investment Securities,” and Note 8, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $4.3 million for both the periods ended March 31, 2014 and December 31, 2013, and was $4.0 million at March 31, 2013. See Note 1, "Summary of Significant Accounting Policies," Item (d), “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 83% of total assets as of March 31, 2014, compared to 82% at December 31, 2013.  Total loans increased $23.5 million, or 2%, compared to December 31, 2013, and $143.4 million, or 10%, since March 31, 2013.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$829,545	53.6%	$820,299	53.8%	$745,155	53.0%
Commercial and industrial	370,787	23.9%	357,056	23.4%	331,221	23.6%
Commercial construction	136,358	8.8%	132,507	8.6%	126,393	9.0%
Total commercial loans	1,336,690	86.3%	1,309,862	85.8%	1,202,769	85.6%
Residential mortgages	131,822	8.5%	132,721	8.7%	123,367	8.8%
Home equity loans and lines	72,640	4.7%	74,354	4.9%	74,406	5.3%
Consumer	7,926	0.5%	8,643	0.6%	5,035	0.3%
Total retail loans	212,388	13.7%	215,718	14.2%	202,808	14.4%

Gross loans	1,549,078	100.0%	1,525,580	100.0%	1,405,577	100.0%
Deferred fees, net	(1,509)		(1,524)		(1,417)
Total loans	1,547,569		1,524,056		1,404,160
Allowance for loan losses	(26,172)		(26,967)		(25,016)
Net loans	$1,521,397		$1,497,089		$1,379,144

Commercial real estate loans increased $9.2 million, or 1%, as of March 31, 2014, compared to December 31, 2013, and increased 11% compared to March 31, 2013.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $13.7 million, or 4%, since December 31, 2013, and increased 12% as compared to March 31, 2013.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various SBA programs.

Commercial construction loans increased by $3.9 million, or 3%, since December 31, 2013, and also increased 8% as compared to March 31, 2013. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans decreased by $3.3 million, or 2%, since December 31, 2013 and increased by $9.6 million, or 5%, since March 31, 2013.  The increase since the prior year was primarily within the residential mortgage portfolio.

At March 31, 2014, commercial loan balances participated out to various banks amounted to $49.4 million, compared to $52.1 million at December 31, 2013, and $53.4 million at March 31, 2013.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $47.9 million, $34.5 million and $28.0 million at March 31, 2014, December 31, 2013, and March 31, 2013, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

See Note 3, “Loans,” to the Company’s unaudited consolidated financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

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

Asset Quality

At March 31, 2014, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $26.3 million, compared to $27.9 million at December 31, 2013. The decrease in adversely classified loans since the prior period was due to a variety of activity including: credit rating upgrades, primarily in commercial real estate; payoffs; the foreclosure sale of underlying collateral on a larger commercial real estate relationship; and charge-offs, primarily commercial real estate and C&I loans; partially offset by additional credit downgrades, particularly in residential mortgage loans during the period.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $9.8 million at March 31, 2014 and $10.2 million at December 31, 2013.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $16.5 million and $17.8 million at March 31, 2014 and December 31, 2013, respectively.  Non-accrual loans which were not adversely classified amounted to $552 thousand and $577 thousand at March 31, 2014 and December 31, 2013, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Commercial real estate	$8,880	$10,561	$12,001
Commercial and industrial	5,598	5,743	5,732
Commercial construction	1,038	1,118	705
Residential	1,236	633	1,011
Home equity	273	281	413
Consumer	9	7	—
Total non-accrual loans	17,034	18,343	19,862
Overdrafts > 90 days past due	4	3	2
Total non-performing loans	17,038	18,346	19,864
Other real estate owned (“OREO”)	114	114	167
Total non-performing assets	$17,152	$18,460	$20,031
Total Loans	$1,547,569	$1,524,056	$1,404,160
Accruing TDR loans not included above	$11,030	$11,438	$14,940
Delinquent loans 60-89 day past due	$363	$2,638	$986
Non-performing loans to total loans	1.10%	1.20%	1.41%
Non-performing assets to total assets	0.92%	1.00%	1.18%
Loans 60-89 days past due to total loans	0.02%	0.17%	0.07%
Adversely classified loans to total loans	1.70%	1.83%	2.25%
Allowance for loan losses	$26,172	$26,967	$25,016
Allowance for loan losses: Non-performing loans	153.61%	146.99%	125.94%
Allowance for loan losses: Total loans	1.69%	1.77%	1.78%

Total impaired loans amounted to $27.9 million and $29.8 million at March 31, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $11.5 million and $11.9 million at March 31, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.4 million and $17.9 million as of March 31, 2014 and December 31, 2013, respectively. The decrease in impaired loans since the prior period was due to a variety of activity including: the foreclosure sale of underlying collateral on a larger commercial real estate relationship; charge-offs, primarily commercial real estate and C&I loans; and payoffs; partially offset by additional credit impairments during the period.

In management’s opinion, the majority of impaired loan balances at March 31, 2014 and December 31, 2013 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at March 31, 2014, impaired loans totaling $19.4 million required no specific reserves and impaired loans totaling $8.5 million required specific reserve allocations of $3.3 million.  At December 31, 2013, impaired loans totaling $18.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of March 31, 2014 and December 31, 2013 were $19.4 million and $20.9 million, respectively.  TDR loans on accrual status amounted to $11.0 million and $11.4 million at March 31, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $8.4 million and $9.5 million at March 31, 2014 and December 31, 2013, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at March 31, 2014 and December 31, 2013 was $114 thousand and consisted of one property. There were no additions, sales or impairment writedowns on OREO during the current period. During the three months ended March 31, 2013, one property was sold; there were gains of $101 thousand realized on this OREO sale.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2013 periods, as indicated by the improving statistics related to migration of adversely classified, non-accrual and impaired loans and the level of OREO properties held as of March 31, 2014. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

For the three months ended March 31, 2014, the Company recorded net charge-offs of $995 thousand compared to $21 thousand for the three months ended March 31, 2013. The majority of the current charge-offs were previously allocated specific reserves on four commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves contributed to the decline in the overall allowance to total loan ratio at March 31, 2014. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.69% at March 31, 2014 and 1.77% at December 31, 2013.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of March 31, 2014.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Three months ended March 31,
(Dollars in thousands)	2014	2013
Balance at beginning of year	$26,967	$24,254

Provision charged to operations	200	783
Recoveries on charged-off loans:
Commercial real estate	—	—
Commercial and industrial	26	10
Commercial construction	—	—
Residential	—	128
Home equity	—	21
Consumer	12	3
Total recoveries	38	162
Charged-off loans
Commercial real estate	203	—
Commercial and industrial	812	132
Commercial construction	—	—
Residential	—	—
Home equity	—	44
Consumer	18	7
Total Charged off	1,033	183

Net loans charged-off	(995)	(21)
Ending Balance	$26,172	$25,016
Annualized net loans charged-off: Average loans outstanding	0.26%	0.01%

The allowance reflects management’s estimate of loan loss reserves necessary to support the level of credit risk inherent in the portfolio during the period.  Refer to “Credit Risk," "Asset Quality” and “Allowance for Loan Losses” contained in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," included in the Company’s 2013 Annual Report on Form 10-K for additional information regarding the Company’s credit risk management process and allowance for loan losses.

Deposits

The following table sets forth the deposit balances by certain categories at the dates indicated and the percentage of each category to total deposits.

	March 31, 2014		December 31, 2013		March 31, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$423,462	25.2%	$435,465	26.6%	$382,000	25.7%
Interest bearing checking	226,427	13.5%	222,837	13.6%	212,451	14.3%
Total checking	649,889	38.7%	658,302	40.2%	594,451	40.0%

Savings	153,212	9.1%	150,215	9.2%	162,816	11.0%
Money markets	592,406	35.3%	575,825	35.2%	500,936	33.7%
Total savings/money markets	745,618	44.4%	726,040	44.4%	663,752	44.7%

Certificates of deposit	197,956	11.8%	200,083	12.2%	223,433	15.1%
Total non-brokered deposits	$1,593,463	94.9%	$1,584,425	96.8%	$1,481,636	99.8%

Brokered deposits	85,103	5.1%	51,567	3.2%	3,032	0.2%
Total deposits	$1,678,566	100.0%	$1,635,992	100.0%	$1,484,668	100.0%

As of March 31, 2014, deposits, excluding brokered deposits, increased $9.0 million, or 1%, since December 31, 2013, and $111.8 million, or 8%, since March 31, 2013. Non-brokered deposit growth since December 31, 2013 was noted primarily within the money market category, partially offset by a decrease in checking account balances.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks in increments that are covered by FDIC insurance, or term deposits brokered from large money center banks.  Brokered deposits were comprised of brokered CDs at March 31, 2014, December 31, 2013, and March 31, 2013. Brokered CD's increased $33.5 million, or 65%, during the first quarter of 2014. Brokered CDs outstanding at March 31, 2014 had a weighted average life of approximately 3.8 years.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $7.5 million at March 31, 2014, compared to $36.5 million at December 31, 2013 and $44.4 million March 31, 2013, respectively. As noted above, borrowed fund balances have declined since year end as the Company has utilized brokered CDs as an alternative strategic funding source.

At March 31, 2014, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $330.0 million and capacity to borrow from the FRB Discount window of approximately $70.0 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at March 31, 2014, December 31, 2013 and March 31, 2013, respectively, in addition to the borrowed funds noted above.

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

At March 31, 2014, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

The Company has in the past also offered shares of the Company’s common stock for sale to the general public in order to increase its liquidity.

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of March 31, 2014, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.

The current regulatory requirements and the Company’s actual capital amounts and ratios are presented as of March 31, 2014 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$178,260	11.39%	$125,174	8.00%	$156,467	10.00%
Tier 1 Capital (to risk weighted assets)	$157,138	10.04%	$62,587	4.00%	$93,880	6.00%
Tier 1 Capital (to average assets) or Leverage ratio	$157,138	8.58%	$73,250	4.00%	$91,563	5.00%	*
__________________________________________
* This requirement is reflected in the table merely for informational purposes with respect to the Bank, and does not apply to the Company.

In July 2013, the Federal Reserve, the FDIC, and OCC, adopted a final rule that implements the Basel III changes to the international regulatory capital framework and revises the U.S. risk-based and leverage capital requirements for U.S. banking organizations to strengthen identified areas of weakness in the capital rules and to address relevant provisions of the Dodd-Frank Act.

The final rule establishes a stricter regulatory capital framework that requires banking organizations to hold more and higher-quality capital to act as a financial cushion to absorb losses and help banking organizations better withstand periods of financial stress. The final rule emphasizes common equity tier 1 (“CET1”) capital and implements strict eligibility criteria for regulatory capital instruments while also modifying the methodology for calculating risk-weighted assets to enhance risk sensitivity. The final rule also increases capital ratios for all banking organizations and introduces a “capital conservation buffer” which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer it may be restricted in its ability to pay dividends and discretionary bonus payments to its executive officers. Although community banks must generally begin complying with the final rules on January 1, 2015, with a phase in period that extends to January 2019, management currently believes the Company would satisfy the higher capital ratios imposed by Basel III.

The above Basel III capital ratio requirements as applicable to the Bank after the full phase-in period are summarized in the table below.(1)

	Basel III Minimum for Capital Adequacy Purposes	Basel III Additional Capital Conservation Buffer	Basel III "Adequate" Ratio with Capital Conservation Buffer
Total Risk Based Capital (total capital to risk weighted assets)	8.0%	2.5%	10.5%
Tier 1 Risk Based Capital (tier 1 to risk weighted assets)	6.0%	2.5%	8.5%
Tier 1 Leverage Ratio (tier 1 to average assets)	4.0%	—%	4.0%
Common Equity Tier 1 Risk Based (CET1 to risk weighted assets)	4.5%	2.5%	7.0%
________________________________________
(1) Because the Basel III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of March 31, 2014.

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities.

The Company maintains a dividend reinvestment plan (the "DRP").  The DRP enables stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $302 thousand of the $1.2 million in cash dividends paid through March 31, 2014, into 16,172 shares of the Company’s common stock.

As previously announced on April 15, 2014, the Company declared a quarterly dividend of $0.12 per share to be paid on June 2, 2014 to shareholders of record as of May 12, 2014. The quarterly dividend represents a 4.3% increase over the 2013 dividend rate.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Investment advisory and management services	$538,391	$537,545	$496,659
Brokerage and management services	133,557	127,472	115,000
Total investment advisory assets	671,948	665,017	611,659
Commercial sweep accounts	3,310	2,313	3,289
Investment assets under management	$675,258	$667,330	$614,948

Investment assets under management increased $7.9 million, or 1%, since December 31, 2013 and $60.3 million, or 10%, since March 31, 2013.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.61 billion at March 31, 2014, $2.59 billion at December 31, 2013, and $2.39 billion at March 31, 2013. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Unless otherwise indicated, the reported results are for the three months ended March 31, 2014 with the “comparable period,” “prior year” and “prior period” being the three months ended March 31, 2013. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2014 net income amounted to $3.5 million compared to $3.4 million for the same period in 2013, an increase of $73 thousand, or 2%.  Diluted earnings per share were $0.35 for both the three-month periods ended March 31, 2014 and March 31, 2013.

The Company's growth contributed to increases in net interest income and non-interest expenses in the first quarter of 2014 compared to the same period in the prior year. Net interest income was also impacted by a lower loan loss provision in the current year-to-date period, partially offset by a decrease in non-interest income due primarily to lower gains on loan sales in the first quarter of 2014.

Net Interest Income

The Company’s net interest income for the three months ended March 31, 2014 was $16.9 million compared to $15.8 million for the three months ended March 31, 2013, an increase of $1.1 million, or 7%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company’s margin was 4.02% for the three months ended March 31, 2014, compared to 4.16% in the comparable 2013 period and was relatively consistent with the quarterly margins at December 31, 2013 of 4.04% and September 30, 2013 of 4.02%.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$803	$1,891	$(923)	$(165)
Investment Securities	212	196	103	(87)
Other Interest Earning Assets (1)	23	(3)	36	(10)
Total interest earnings assets	1,038	2,084	(784)	(262)

Interest Expense
Interest checking, savings and money market	(57)	77	(125)	(9)
Certificates of deposit	(133)	(48)	(95)	10
Brokered CDs	157	162	—	(5)
Borrowed funds	(24)	(16)	(11)	3
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(57)	175	(231)	(1)
Change in net interest income	$1,095	$1,909	$(553)	$(261)
_________________________________

(1)	Other interest earning assets includes dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended March 31, 2014 and 2013.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three months ended March 31, 2014			Three months ended March 31, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,534,939	$17,176	4.59%	$1,382,138	$16,373	4.85%
Investments (3)	211,718	1,022	2.60%	178,641	810	2.37%
Other Interest Earning Assets(4)	12,882	33	1.05%	17,759	10	0.23%
Total interest earnings assets	1,759,539	18,231	4.33%	1,578,538	17,193	4.52%
Other assets	86,025			86,836
Total assets	$1,845,564			$1,665,374

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$954,411	542	0.23%	$846,730	599	0.29%
Certificates of deposit	200,366	294	0.60%	225,766	427	0.77%
Brokered CDs	67,596	165	0.99%	3,032	8	1.02%
Borrowed funds	30,669	22	0.30%	47,557	46	0.39%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,263,867	1,317	0.42%	1,133,910	1,374	0.49%

Net interest rate spread			3.91%			4.03%
Demand deposits	416,465	—		378,192	—
Total deposits, borrowed funds and debentures	1,680,332	1,317	0.32%	1,512,102	1,374	0.37%
Other liabilities	11,938			12,275
Total liabilities	1,692,270			1,524,377
Stockholders’ equity	153,294			140,997
Total liabilities and stockholders’ equity	$1,845,564			$1,665,374
Net interest income		$16,914			$15,819
Net interest margin (tax equivalent)			4.02%			4.16%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $569 thousand and $417 thousand for the periods ended March 31, 2014 and March 31, 2013 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $18.2 million for the three months ended March 31, 2014, an increase of $1.0 million, or 6%, compared to the prior period.  The increase resulted primarily from an increase of $181.0 million, or 11%, in the average balance of interest earning assets, partially offset by a 19 basis point decline in the yield on interest earning assets primarily due to a decline in loan yields.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $17.2 million, an increase of $803 thousand, or 5%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $152.8 million, or 11%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.59% for the three months ended March 31, 2014, a declined 26 basis points since the same period in 2013, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $1.0 million, an increase of $212 thousand, or 26%, compared to the same period in 2013. This increase resulted from both an increase in the average balance of investment securities of $33.1 million, or 19%, and an increase in investment yields of 23 basis points, due primarily to a shift in the composition of the portfolio in mid-2013 from shorter duration agencies to longer duration mortgage backed securities as part of the Bank's asset-liability management strategy.

Income on other interest earning assets has increased $23 thousand compared to the same three month period in 2013 primarily resulting from an increase in the dividend rate on FHLB stock.

Interest Expense

For the three months ended March 31, 2014, total interest expense amounted to $1.3 million, a decrease of $57 thousand, or 4%, compared to the prior period.  The decrease resulted primarily from a decline of 5 basis points in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by an increase in the average balances of wholesale funding.

Interest expense on interest checking, savings and money market accounts amounted to $542 thousand for the three months ended March 31, 2014, a decrease of $57 thousand, or 10%, over the same period in the prior year, resulting primarily from a decline in the average cost of these accounts, partially offset by an increased in average balances. The average cost of these accounts declined 6 basis points to 0.23%, while the average balances increased $107.7 million, or 13%, compared to the prior period.

Interest expense on CDs amounted to $294 thousand, a decrease of $133 thousand, or 31%, over the comparable period. The decrease was primarily due to a decline in rates over the comparable period and to a lesser extent, decreased average balances. The average cost of CDs decreased 17 basis points to 0.60% for the three months ended March 31, 2014 while the average balances decreased $25.4 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered CDs amounted to $165 thousand, an increase of $157 thousand over the comparable period, primarily due to increased average balances. The average balances increased by $64.6 million compared to the 2013 period and the average cost of brokered CDs amounted to 0.99% for the three months ended March 31, 2014, a slight decrease since the prior year.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $22 thousand, a decrease of $24 thousand compared to the same period last year.  The decrease was attributed to both the decrease in average balances of approximately $16.9 million and a decline of 9 basis points in the average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended March 31, 2014 and March 31, 2013.

For the three months ended March 31, 2014, the average balance of non-interest bearing demand deposits increased $38.3 million, or 10%, as compared to the same period in 2013.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 25% and 26% of total average deposit balances for the three months ended March 31, 2014 and 2013, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $200 thousand for the three months ended March 31, 2014, a decrease of $583 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2013 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 amounted to $3.5 million, a decrease of $160 thousand, or 4%, as compared to the three months ended March 31, 2013.  The significant changes are discussed below.

•
Investment advisory income increased $88 thousand, or 9%, compared to the same period in the prior year, primarily due to net asset growth from changes in market values due to fluctuations in the investment markets.

•
Deposit and interchange fees increased $90 thousand, or 8%, mainly as a result of increases in overdraft fees and interchange fees over the prior period. Deposit and interchange fees primarily includes fees received on customer deposit accounts, ATM interchange income, partially offset by the cost of the Bank's deposit rewards program.

•	Gains on sales of loans decreased $262 thousand, or 78%, due to a lower volume of mortgage origination activity in the first quarter of 2014 as a result of an increase in residential mortgage rates.

•	Other income decreased $76 thousand, or 13%, due primarily to a lower level of gains on OREO sales in the current year-to-date period.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 amounted to $14.8 million, an increase of $1.4 million, or 10%, compared to the same period in 2013.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $1.0 million, or 13%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $125 thousand, or 8%, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $109 thousand, or 9%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

•	Other non-interest expense increased $155 thousand, or 15%, due to increased general and administrative costs, including deposit product costs and security expenses, and business development costs.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk

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

Net interest margin has remained relatively flat over the last few quarters following a decrease in early 2013. Additional margin compression may occur if loans re-price downward while the cost of deposits remains at the same level.
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  At March 31, 2014, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended March 31, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

Management believes that there have been no material changes in the Company’s risk factors as reported in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended March 31, 2014.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended March 31, 2014.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the three months ended March 31, 2014, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	May 9, 2014	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)