Form 10-Q
period 2014-06-30
ENTERPRISE BANCORP INC /MA/
filed 2014-08-08
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, there were 10,138,268 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$51,637	$41,362
Interest-earning deposits	17,114	10,153
Fed funds sold	—	2,218
Total cash and cash equivalents	68,751	53,733
Investment securities at fair value	214,845	215,369
Federal Home Loan Bank Stock	3,357	4,324
Loans held for sale	2,431	1,255
Loans, less allowance for loan losses of $26,528 at June 30, 2014 and $26,967 at December 31, 2013	1,564,875	1,497,089
Premises and equipment	29,193	29,891
Accrued interest receivable	6,101	6,186
Deferred income taxes, net	12,984	13,927
Bank-owned life insurance	16,116	15,902
Prepaid income taxes	840	443
Prepaid expenses and other assets	8,099	6,150
Goodwill	5,656	5,656
Total assets	$1,933,248	$1,849,925
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,746,794	$1,635,992
Borrowed funds	484	36,534
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	15,092	14,675
Accrued interest payable	551	565
Total liabilities	$1,773,746	$1,698,591
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,137,443 shares issued and outstanding at June 30, 2014 (including 160,521 shares of unvested participating restricted awards) and 9,992,560 shares issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards)	101	100
Additional paid-in-capital	55,068	52,936
Retained earnings	100,558	96,153
Accumulated other comprehensive income	3,775	2,145
Total stockholders’ equity	$159,502	$151,334
Total liabilities and stockholders’ equity	$1,933,248	$1,849,925

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and dividend income:
Loans and loans held for sale	$17,707	$16,653	$34,883	$33,026
Investment securities	1,051	794	2,073	1,604
Other interest-earning assets	22	11	55	21
Total interest and dividend income	18,780	17,458	37,011	34,651
Interest expense:
Deposits	1,025	996	2,026	2,030
Borrowed funds	8	40	30	86
Junior subordinated debentures	295	295	589	589
Total interest expense	1,328	1,331	2,645	2,705
Net interest income	17,452	16,127	34,366	31,946
Provision for loan losses	200	534	400	1,317
Net interest income after provision for loan losses	17,252	15,593	33,966	30,629
Non-interest income:
Investment advisory fees	1,145	1,045	2,249	2,061
Deposit and interchange fees	1,261	1,181	2,459	2,289
Income on bank-owned life insurance, net	106	119	214	235
Net gains on sales of investment securities	127	468	615	948
Gains on sales of loans	75	222	148	557
Other income	550	518	1,058	1,102
Total non-interest income	3,264	3,553	6,743	7,192
Non-interest expense:
Salaries and employee benefits	9,324	8,651	18,398	16,699
Occupancy and equipment expenses	1,597	1,488	3,293	3,059
Technology and telecommunications expenses	1,334	1,203	2,596	2,356
Advertising and public relations expenses	771	946	1,357	1,566
Audit, legal and other professional fees	492	411	841	825
Deposit insurance premiums	289	284	554	533
Supplies and postage expenses	255	250	519	487
Investment advisory and custodial expenses	128	134	266	260
Other operating expenses	1,255	1,094	2,446	2,130
Total non-interest expense	15,445	14,461	30,270	27,915
Income before income taxes	5,071	4,685	10,439	9,906
Provision for income taxes	1,757	1,606	3,619	3,394
Net income	$3,314	$3,079	$6,820	$6,512

Basic earnings per share	$0.33	$0.31	$0.68	$0.67
Diluted earnings per share	$0.32	$0.31	$0.67	$0.66

Basic weighted average common shares outstanding	10,124,372	9,825,335	10,077,502	9,770,559
Diluted weighted average common shares outstanding	10,204,976	9,889,639	10,162,187	9,840,016

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$3,314	$3,079	$6,820	$6,512
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	1,700	(2,744)	3,188	(2,386)
Income tax (expense) benefit	(620)	999	(1,162)	884
Net unrealized holding gains (losses), net of tax	1,080	(1,745)	2,026	(1,502)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	127	468	615	948
Income tax expense	(49)	(163)	(219)	(339)
Reclassification adjustment for gains realized, net of tax	78	305	396	609

Total other comprehensive income (loss)	1,002	(2,050)	1,630	(2,111)
Comprehensive income	$4,316	$1,029	$8,450	$4,401

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	$100	$52,936	$96,153	$2,145	$151,334
Net income			6,820		6,820
Other comprehensive income, net				1,630	1,630
Tax benefit from exercise of stock options		3			3
Common stock dividend paid ($0.24 per share)			(2,415)		(2,415)
Common stock issued under dividend reinvestment plan	—	609			609
Stock-based compensation	1	973			974
Stock options exercised, net	—	547			547
Balance at June 30, 2014	$101	$55,068	$100,558	$3,775	$159,502

See the accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$6,820	$6,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	1,317
Depreciation and amortization	2,756	2,458
Stock-based compensation expense	916	859
Mortgage loans originated for sale	(7,806)	(25,274)
Proceeds from mortgage loans sold	6,778	30,471
Net gains on sales of loans	(148)	(557)
Net gains on sales of OREO	—	(121)
Net gains on sales of investments	(615)	(948)
Income on bank-owned life insurance, net	(214)	(235)
Changes in:
Accrued interest receivable	85	(264)
Prepaid expenses and other assets	(2,375)	1,802
Accrued expenses and other liabilities	(363)	(1,319)
Accrued interest payable	(14)	(24)
Net cash provided by operating activities	6,220	14,677
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	21,415	7,361
Net proceeds (purchases) from FHLB capital stock	967	(64)
Proceeds from maturities, calls and pay-downs of investment securities	23,773	8,040
Purchase of investment securities	(41,273)	(19,297)
Net increase in loans	(68,186)	(87,759)
Additions to premises and equipment, net	(1,394)	(3,332)
Proceeds from OREO sales and payments	—	652
Net cash used in investing activities	(64,698)	(94,399)
Cash flows from financing activities:
Net increase in deposits	110,802	104,266
Net decrease in borrowed funds	(36,050)	(24,660)
Cash dividends paid	(2,415)	(2,244)
Proceeds from issuance of common stock	609	630
Proceeds from the exercise of stock options	547	716
Tax benefit from the exercise of stock options	3	7
Net cash provided by financing activities	73,496	78,715

Net increase (decrease) in cash and cash equivalents	15,018	(1,007)
Cash and cash equivalents at beginning of period	53,733	52,735
Cash and cash equivalents at end of period	$68,751	$51,728

Supplemental financial data:
Cash Paid For: Interest	$2,659	$2,729
Cash Paid For: Income Taxes	3,995	4,583

Supplemental schedule of non-cash investing activity:
Purchases of investment securities not yet settled	(1,541)	(4,978)
Transfer from loans to other real estate owned	—	167
 See accompanying notes to the unaudited consolidated financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Organization of Holding Company and Basis of Presentation

The accompanying unaudited consolidated interim financial statements and these notes should be read in conjunction with the December 31, 2013 audited consolidated financial statements and notes thereto contained in the 2013 Annual Report on Form 10-K of Enterprise Bancorp, Inc. (the “Company” or “Enterprise”), a Massachusetts corporation, as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014.  The Company has not changed its reporting policies from those disclosed in its 2013 Annual Report on Form 10-K.

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

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (“FASB”), the Company carries Junior Subordinated Debentures as a liability on its consolidated financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated financial statements.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

As discussed in the Company’s 2013 Annual Report on Form 10-K, the three most significant areas in which management applies critical assumptions and estimates that are particularly susceptible to change relate to the determination of the allowance for loan losses, impairment review of investment securities and the impairment review of goodwill.  Refer to Note 1,“Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements included in the Company’s 2013 Annual Report on Form 10-K for significant accounting policies. The Company has not changed its significant accounting policies from those disclosed in its 2013 Annual Report filed on Form 10-K.

(c) Reporting Comprehensive Income

Comprehensive income is defined as all changes to equity except investments by and distributions to stockholders.  Net income is one component of comprehensive income, with other components referred to in the aggregate as other comprehensive income.  The Company’s only other comprehensive income component is the net unrealized holding gains or losses on investments available-for-sale, net of deferred income taxes. Pursuant to Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income, the Company initially excludes these unrealized holding gains and losses from net income; however, they are later reported as reclassifications out of accumulated other comprehensive income into net income when the securities are sold. When securities are sold, the reclassification of realized gains and losses on available-for-sale securities are included on the Consolidated Statements of Income under the “non-interest income” subheading on the line item “net gains on sales of investment securities” and the related income tax expense is included in the line item “provision for income taxes,” both of which are also detailed on the Consolidated Statements of Comprehensive Income under the subheading “reclassification adjustment for net gains included in net income.”

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

In conjunction with the other-than-temporary-impairment (“OTTI”) review on available-for-sale investments (See Note 2, "Investments," for additional information), management also regularly reviews its holdings of FHLB stock for OTTI. Based on management’s ongoing review, the Company has not recorded any OTTI charges on this investment to date. If it was determined that a write-down of FHLB stock was required, impairment would be recognized through a charge to earnings.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, primarily due to the impact of tax exempt interest from certain investment securities, loans and bank owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at June 30, 2014.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2007 through 2013 tax years.

(f) Recent Accounting Pronouncements

In January 2014, FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to reduce diversity of practice by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, such that the loan should be removed, and the real estate property recognized, on the financial statements. Additionally, the amendments require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in collateralized residential mortgage loans that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. As this ASU primarily offers clarification of existing standards and added disclosures, the adoption of this ASU in the first quarter of 2015 is not expected to have a material impact on the Company's financial statements, or results of operations.
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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	June 30, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$31,851	$121	$5	$31,967
Federal agency mortgage backed securities (MBS) (1)	95,576	740	886	95,430
Municipal securities	64,688	2,040	102	66,626
Corporate bonds	6,046	69	18	6,097
Total fixed income securities	198,161	2,970	1,011	200,120
Equity investments	10,893	3,836	4	14,725
Total available for sale securities, at fair value	$209,054	$6,806	$1,015	$214,845

	December 31, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$55,440	$146	$43	$55,543
Federal agency mortgage backed securities (MBS) (1)	80,997	367	1,714	79,650
Municipal securities	60,675	1,604	325	61,954
Corporate bonds	5,080	29	55	5,054
Total fixed income securities	202,192	2,146	2,137	202,201
Equity investments	9,960	3,228	20	13,168
Total available for sale securities, at fair value	$212,152	$5,374	$2,157	$215,369

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $15.4 million and $17.4 million at June 30, 2014 and December 31, 2013, respectively.

At June 30, 2014, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 15%) invested in individual common stock of entities in the financial services industry.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the six months ended June 30, 2014 and 2013, the Company did not record any fair value impairment charges on its investments. As of June 30, 2014, there were a total of 41 investments (fixed income and equity), with a fair market value of $46.2 million, in an unrealized loss position totaling $1.0 million, including unrealized losses of $985 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at June 30, 2014, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing MBS investments and federal agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. At June 30, 2014, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at June 30, 2014 of total fixed income investments is as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$7,011	0.79%	$20,997	1.30%	$3,843	2.09%	$—	—%
MBS	11	1.42%	2,706	2.48%	6,454	3.00%	86,405	2.18%
Municipal securities	4,195	2.02%	21,531	2.86%	28,860	4.35%	10,102	5.59%
Corporate bonds	101	1.26%	4,195	1.60%	1,750	2.99%	—	—%
Total fixed income securities	$11,318	1.25%	$49,429	2.07%	$40,907	3.86%	$96,507	2.54%

At fair value:
Total fixed income securities	$11,364		$50,145		$42,006		$96,605

Scheduled contractual maturities may not reflect the actual maturities of the investments. However, due to prepayments and amortization the actual MBS/CMO cash flows likely will be faster than presented above. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $37.5 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company’s asset-liability management program.

From time to time, the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $200.1 million at June 30, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

See Note 8, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

(3)	Loans

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

Major classifications of loans at the periods indicated, are as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$838,715	$820,299
Commercial and industrial	385,991	357,056
Commercial construction	144,553	132,507
Total commercial loans	1,369,259	1,309,862
Residential mortgages	139,134	132,721
Home equity loans and lines	76,234	74,354
Consumer	8,286	8,643
Total retail loans	223,654	215,718

Gross loans	1,592,913	1,525,580
Deferred loan origination fees, net	(1,510)	(1,524)
Total loans	1,591,403	1,524,056
Allowance for loan losses	(26,528)	(26,967)
Net loans	$1,564,875	$1,497,089

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $47.7 million at June 30, 2014 and $34.5 million at December 31, 2013.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

Loans serviced for others

At June 30, 2014 and December 31, 2013, the Company was servicing residential mortgage loans owned by investors amounting to $19.9 million and $20.6 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $48.3 million and $52.1 million at June 30, 2014 and December 31, 2013, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial real estate	$298,401	$320,908
Residential mortgages	102,464	97,626
Home equity	16,994	17,548
Total loans pledged to FHLB	$417,859	$436,082

(4)	Allowance for Loan Loss

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

The loan portfolio continued to show improving statistics related to migration of adversely classified, non-accrual, and impaired loans and the low level of Other Real Estate Owned ("OREO") properties held during the quarter ended June 30, 2014. However, management believes that the general credit profile of the portfolio and individual commercial relationships will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

Loans classified as substandard include those loans characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected.  These loans are inadequately protected by the sound net worth and paying capacity of the borrower; repayment has become increasingly reliant on collateral liquidation or reliance on guaranties; credit weaknesses are well-defined; and, borrower cash flow is insufficient to meet required debt service specified in loan terms and to meet other obligations, such as trade debt and tax payments.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The following tables present the Company's credit risk profile for each class of loan in its portfolio by internally assigned risk rating category at the periods indicated.

	June 30, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$11,993	$1,227	$111	$825,384	$838,715
Commercial and industrial	8,804	57	61	377,069	385,991
Commercial construction	3,370	—	—	141,183	144,553
Residential	1,599	—	—	137,535	139,134
Home equity	573	27	—	75,634	76,234
Consumer	47	—	—	8,239	8,286
Total gross loans	$26,386	$1,311	$172	$1,565,044	$1,592,913

	December 31, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,545	$1,266	$—	$805,488	$820,299
Commercial and industrial	7,908	51	236	348,861	357,056
Commercial construction	3,358	—	—	129,149	132,507
Residential	1,012	—	—	131,709	132,721
Home equity	500	—	—	73,854	74,354
Consumer	40	—	—	8,603	8,643
Total gross loans	$26,363	$1,317	$236	$1,497,664	$1,525,580

The minor shift in adversely classified loan balances amongst the categories since the prior period was due to a variety of activity including: credit rating upgrades, primarily in commercial real estate; payoffs; the foreclosure sale of underlying collateral with payoff on a larger commercial real estate relationship; and charge-offs, primarily commercial real estate and C&I loans; partially offset by additional credit downgrades, particularly in residential mortgage loans during the period.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

 The following tables present age analysis of past due loans as of the dates indicated.

Balance at June 30, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$4,554	$1,590	$10,131	$16,275	$822,440	$838,715
Commercial and industrial	1,470	399	5,045	6,914	379,077	385,991
Commercial construction	185	—	1,053	1,238	143,315	144,553
Residential	1,789	—	1,224	3,013	136,121	139,134
Home equity	310	—	381	691	75,543	76,234
Consumer	30	13	120	163	8,123	8,286
Total gross loans	$8,338	$2,002	$17,954	$28,294	$1,564,619	$1,592,913

Balance at December 31, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,142	$1,575	$10,561	$13,278	$807,021	$820,299
Commercial and industrial	680	908	5,743	7,331	349,725	357,056
Commercial construction	196	—	1,118	1,314	131,193	132,507
Residential	1,110	127	633	1,870	130,851	132,721
Home equity	211	10	281	502	73,852	74,354
Consumer	106	18	10	134	8,509	8,643
Total gross loans	$3,445	$2,638	$18,346	$24,429	$1,501,151	$1,525,580

At June 30, 2014 and December 31, 2013, all loans 90 days or more past due were carried as non-accrual. Included in the consumer non-accrual numbers in the table above were $105 thousand and $3 thousand of overdraft deposit account balances 90 days or more past due at June 30, 2014 and December 31, 2013, respectively. Total non-performing loans amounted to $18.0 million and $18.3 million at June 30, 2014 and December 31, 2013, respectively. Non-accrual loans which were not adversely classified amounted to $267 thousand at June 30, 2014 and $577 thousand at December 31, 2013. These balances primarily represented the guaranteed portions of non-performing U.S. Small Business Administration loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due occurred primarily within the commercial real estate and commercial and industrial portfolios at June 30, 2014, with the majority of these loans having subsequent payments made by mid-July.

The ratio of non-accrual loans to total loans amounted to 1.13% at June 30, 2014, 1.20% at December 31, 2013, and 1.49% at June 30, 2013.

At June 30, 2014, additional funding commitments for loans on non-accrual status totaled $1.0 million. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, consistent with the criteria for returning non-accrual loans to accrual status, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at, or greater than, a market rate for a similar credit at the time of modification.

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

Total impaired loans amounted to $28.9 million and $29.8 million, at June 30, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $11.6 million and $11.9 million at June 30, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $17.3 million and $17.9 million as of June 30, 2014 and December 31, 2013, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at June 30, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,284	$14,210	$13,495	$715	$191
Commercial and industrial	11,603	10,041	4,342	5,699	1,632
Commercial construction	3,411	3,287	1,410	1,877	827
Residential	1,100	1,040	356	684	171
Home equity	306	302	94	208	52
Consumer	28	28	1	27	27
Total	$32,732	$28,908	$19,698	$9,210	$2,900

Balance at December 31, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,420	$15,139	$12,105	$3,034	$507
Commercial and industrial	12,220	10,579	4,902	5,677	2,901
Commercial construction	3,464	3,358	1,426	1,932	830
Residential	673	619	365	254	107
Home equity	110	108	—	108	31
Consumer	23	23	—	23	23
Total	$33,910	$29,826	$18,798	$11,028	$4,399

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The reduction in related specific reserves on impaired loans was due primarily to increases in estimated current realizable collateral values and current charge-offs of previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	13,357	44	17,868	51
Commercial and industrial	10,337	42	9,252	24
Commercial construction	3,249	26	2,906	9
Residential	1,043	3	804	3
Home equity	294	—	109	—
Consumer	27	—	19	—
Total	$28,307	$115	$30,958	$87

The following table presents the average recorded investment in impaired loans and the related interest recognized during the six month periods indicated.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,758	$94	$20,155	$149
Commercial and industrial	10,583	80	9,427	54
Commercial construction	3,277	52	2,902	33
Residential	901	3	807	4
Home equity	201	—	124	—
Consumer	25	—	16	—
Total	$28,745	$229	$33,431	$240

At June 30, 2014, additional funding commitments for impaired loans totaled $1.0 million. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above, as of June 30, 2014 and December 31, 2013, were $19.5 million and $20.9 million, respectively. TDR loans on accrual status amounted to $11.2 million and $11.4 million at June 30, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $8.4 million and $9.5

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

million at June 30, 2014 and December 31, 2013, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At June 30, 2014, additional funding commitments for TDR loans totaled $52 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Loans modified as trouble debt restructurings during the three month period ended June 30, 2014 are detailed below.

	Three months ended June 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	4	159	157
Commercial construction	—	—	—
Residential	1	125	124
Home equity	1	73	73
Consumer	—	—	—
Total	6	$357	$354

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the periods noted are detailed below.

Three months ended June 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	66
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	1	$66

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

Loans modified as troubled debt restructurings during the six month period ended June 30, 2014 are detailed below.

	Six months ended June 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$450	$434
Commercial and industrial	6	226	222
Commercial construction	—	—	—
Residential	1	125	124
Home equity	1	73	73
Consumer	—	—	—
Total	9	$874	$853

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period noted are detailed below.

Six months ended June 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	66
Commercial construction	—	—
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	1	$66

At June 30, 2014, there were specific reserves of $24 thousand allocated to the TDRs entered into during the 2014 period as management considered it likely the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the six months ended June 30, 2014 amounted to $21 thousand.

There were subsequent charge-offs of $66 thousand associated with the TDRs noted in the table above during the six months ended June 30, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

Loans modified as troubled debt restructurings during the three month period ended June 30, 2013 are detailed below.

Three months ended June 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	100	62
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$100	$62

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period noted are detailed below.

Three months ended June 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	—	—
Commercial construction	2	715
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	2	$715

Loans modified as troubled debt restructurings during the six month period ended June 30, 2013 are detailed below.

Six months ended June 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	—	$—	$—
Commercial and industrial	1	100	62
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	1	$100	$62

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

Loans modified as troubled debt restructuring within the twelve month period previous to June 30, 2013 for which there was a subsequent payment default during the period noted are detailed below.

	Six months ended June 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	—	—
Commercial construction	3	746
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	4	$883

There were subsequent charge-offs of $38 thousand associated with the TDRs noted in the table above during the six months ended June 30, 2013.  Included in the table above were two TDRs which defaulted, with total post modification outstanding balances of $167 thousand, and were subsequently transferred to OREO during the June 30, 2013 period. At June 30, 2013, specific reserves allocated to the TDRs entered into during the 2013 period amounted to $1 thousand, as management considered it likely the principal would ultimately be collected.

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

The carrying value of OREO at June 30, 2014 and December 31, 2013 was $114 thousand and consisted of the same single property at the end of both periods. There were no sales of OREO during the six months ended June 30, 2014. There were $121 thousand of gains realized on OREO sales during the six months ended June 30, 2013.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

Allowance for loan loss activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $26.5 million at June 30, 2014 compared to $27.0 million at December 31, 2013. The allowance for loan losses to total loans ratio was 1.67% at June 30, 2014 compared to 1.77% at both December 31, 2013 and June 30, 2013. The decline in the overall allowance to total loan ratio at June 30, 2014 primarily resulted from a reduction in specific reserves. Specific reserves declined due to current charge-offs, the majority of which were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2014.

Changes in the allowance for loan losses by segment for the three months ended June 30, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2014	$12,870	$7,697	$3,589	$1,176	$634	$206	$26,172
Provision	195	(270)	122	90	51	12	200
Recoveries	—	198	30	—	—	10	238
Less: Charge offs	—	75	—	—	—	7	82
Ending Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528

Changes in the allowance for loan losses by segment for the six months ended June 30, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	94	(152)	218	209	32	(1)	400
Recoveries	—	224	30	—	—	22	276
Less: Charge offs	203	887	—	—	—	25	1,115
Ending Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$191	$1,632	$827	$171	$52	$27	$2,900
Allotted to loans collectively evaluated for impairment	$12,874	$5,918	$2,914	$1,095	$633	$194	$23,628

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

Changes in the allowance for loan losses by segment for the three months ended June 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at March 31, 2013	$12,359	$7,396	$3,486	$975	$672	$128	$25,016
Provision	614	207	(382)	58	10	27	534
Recoveries	61	31	50	—	—	3	145
Less: Charge offs	14	1	—	—	—	9	24
Balance at June 30, 2013	$13,020	$7,633	$3,154	$1,033	$682	$149	$25,671

Changes in the allowance for loan losses by segment for the six months ended June 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	11,793	7,297	3,456	854	728	126	24,254
Provision	1,180	428	(352)	51	(23)	33	1,317
Recoveries	61	41	50	128	21	6	307
Less: Charge offs	14	133	—	—	44	16	207
Ending Balance at June 30, 2013	13,020	7,633	3,154	1,033	682	149	25,671
Ending allowance balance:
Allotted to loans individually evaluated for impairment	915	2,302	739	163	36	19	4,174
Allotted to loans collectively evaluated for impairment	12,105	5,331	2,415	870	646	130	21,497

The balances of loans as of June 30, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$14,210	$824,505	$838,715
Commercial and industrial	10,041	375,950	385,991
Commercial construction	3,287	141,266	144,553
Residential	1,040	138,094	139,134
Home equity	302	75,932	76,234
Consumer	28	8,258	8,286
Deferred Fees	—	(1,510)	(1,510)
Total loans	$28,908	$1,562,495	$1,591,403

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The balances of loans as of December 31, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,139	$805,160	$820,299
Commercial and industrial	10,579	346,477	357,056
Commercial construction	3,358	129,149	132,507
Residential	619	132,102	132,721
Home equity	108	74,246	74,354
Consumer	23	8,620	8,643
Deferred Fees	—	(1,524)	(1,524)
Total loans	$29,826	$1,494,230	$1,524,056

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

The total net periodic benefit cost, which was comprised of interest cost only, was $35 thousand for the three months ended June 30, 2014 compared to $34 thousand for the three months ended June 30, 2013, and $71 thousand for the six months ended June 30, 2014 compared to $67 thousand for the six months ended June 30, 2013.

Benefits paid amounted to $69 thousand and $138 thousand for the three and six months ended June 30, 2014 and June 30, 2013, respectively. The Company anticipates accruing an additional $71 thousand to the plan during the remainder of 2014.

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance, through split-dollar life insurance arrangements, which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with supplemental life insurance plan, which is a non-qualified plan, which provides a benefit to an employee that extends to postretirement periods. This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the post- retirement benefits associated with this arrangement.

The total net periodic benefit cost, which was comprised of interest cost only, amounted to $18 thousand and $36 thousand for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

(6)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The Company’s stock-based compensation expense includes stock option awards and stock awards to officers, other employees and directors, and stock compensation in lieu of cash fees to directors.  Total stock-based compensation expense was $435 thousand and $916 thousand for the three and six months ended June 30, 2014, respectively, compared to $520 thousand and $859 thousand for the three and six months ended June 30, 2013, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $86 thousand and $190 thousand for the three and six months ended June 30, 2014, respectively, compared to $202 thousand and $269 thousand for the three and six months ended June 30, 2013, respectively.

The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Options granted	31,229	44,175
Term in years	10	10
Average assumptions used in the model:
Expected volatility	47%	48%
Expected dividend yield	2.88%	2.99%
Expected life in years	7	7
Risk-free interest rate	2.19%	1.29%
Market price on date of grant	$20.29	$16.43
Per share weighted average fair value	$8.32	$6.56
Fair value as a percentage of market value at grant date	41%	40%

Options granted during the first six months of 2014 and 2013 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment or other service relationship, such as service as a director, is terminated for any reason, then any stock options granted that have not vested as of the time of such termination generally must be forfeited, unless the Compensation Committee or the Board of Directors, as the case may be, waives such forfeiture requirement.

The Company utilizes the Black-Scholes option valuation model in order to determine the per share grant date fair value of option grants.

Refer to Note 11 “Stock-Based Compensation Plans” in the Company’s 2013 Annual Report on Form 10-K for a further description of the assumptions used in the valuation model.

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $282 thousand and $590 thousand for the three and six months ended June 30, 2014, respectively, compared to $264 thousand and $481 thousand for the three and six months ended June 30, 2013, respectively.

Restricted stock awards are granted at the market price on the date of the grant. Employee awards generally vest over four years in equal portions beginning on or about the first anniversary date of the award. Employee performance based awards vest upon the Company achieving certain predefined performance objectives. Director awards generally vest over two years in equal portions beginning on or about the first anniversary date of the award.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The table below provides a summary of stock awards granted in 2014 and 2013.

	Six Months Ended June 30,
Restricted Stock Awards	2014	2013
Two Year Vesting	6,660	6,146
Four Year Vesting	19,167	24,925
Performance-Based Vesting	33,017	47,735
Total Restricted Stock Awards	58,844	78,806

Weighted average grant date fair value	$20.29	$16.43

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

In January 2014, the Company also granted 2,142 shares of fully vested stock to employees as anniversary awards at a fair market value of $20.95 per share.

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to directors’ election to receive shares of common stock in lieu of cash fees for meetings amounted to $67 thousand and $136 thousand for the three and six months ended June 30, 2014, respectively, compared to $54 thousand and $109 thousand for the three and six months ended June 30, 2013, respectively. In January 2014, directors were issued 11,136 shares of common stock in lieu of cash fees based on their 2013 annual stock-based compensation expense of $194 thousand and a market value price of $17.43 per share, the market value of the common stock on the opt-in measurement date of January 2, 2013.

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	10,124,372	9,825,335	10,077,502	9,770,559
Dilutive shares	80,604	64,304	84,685	69,457
Diluted weighted average common shares outstanding	10,204,976	9,889,639	10,162,187	9,840,016

For the six months ended June 30, 2014, there were an additional 18,392 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

(8)	Fair Value Measurements

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	June 30, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$200,120	$—	$200,120	$—
Equity securities	14,725	14,725	—	—
FHLB Stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,250	—	—	6,250
Other real estate owned	114	—	—	114

	December 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$202,201	$—	$202,201	$—
Equity securities	13,168	13,168	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,542	—	—	6,542
Other real estate owned	114	—	—	114

The Company did not have cause to transfer any assets between the fair value measurement levels during the six months ended June 30, 2014 or the year ended December 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2014 or December 31, 2013.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at June 30, 2014 amounted to $2.2 million compared to $3.2 million at December 31, 2013.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. There were no sales of OREO during the six months ended June 30, 2014. There were $121 thousand of gains realized on OREO sales during the six months ended June 30, 2013.

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of June 30, 2014.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$3,357	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$6,250	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$114	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at June 30, 2014 and December 31, 2013 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements. At June 30, 2014 and December 31, 2013, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on June 30, 2014 and December 31, 2013 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at June 30, 2014 and December 31, 2013.

Limitations:  The estimates of fair value of financial instruments were based on information available at June 30, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	June 30, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$2,431	$2,453	$—	$2,453	—
Loans, net	1,564,875	1,588,955	—	—	1,588,955
Financial liabilities:
Certificates of deposit (including brokered)	278,487	277,484	—	277,484	—
Borrowed funds	484	485	—	485	—
Junior subordinated debentures	10,825	12,529	—	—	12,529

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,255	$1,255	$—	$1,255	—
Loans, net	1,497,089	1,516,809	—	—	1,516,809
Financial liabilities:
Certificates of deposit (including brokered)	251,650	250,045	—	250,045	—
Borrowed funds	36,534	36,535	—	36,535	—
Junior subordinated debentures	10,825	11,358	—	—	11,358

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

Overview

Executive Summary

In 2014, the Company continues to focus on organic growth while continually planning for our future by investing in our branch network, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities. Within the last six years, we have added eight branches, which represents 36% of our total offices. We believe the number of relatively new branches provide opportunities for continued growth and are very positive investments for our future.

Net income for the three months ended June 30, 2014 amounted to $3.3 million, an increase of $235 thousand, or 8%, compared to the same three-month period in 2013. Diluted earnings per share was $0.32 for the three months ended June 30, 2014 and $0.31 for the same period ended June 30, 2013. Net income for the six months ended June 30, 2014 amounted to $6.8 million, an increase of $308 thousand, or 5%, compared to the same six-month period in 2013. Diluted earnings per share was $0.67 for the six months ended June 30, 2014 and $0.66 for the same period ended June 30, 2013.

As of June 30, 2014, loans have increased 4% since December 31, 2013 and deposits, excluding brokered deposits, have increased 5% over the same period. On an annualized basis, loans have increased 9% and deposits, excluding brokered deposits, have increased 10%. Additionally, our total assets exceeded $1.9 billion at the end of the current quarter and total assets under management are approaching $2.7 billion.

The Company's growth has contributed to increases in net interest income and non-interest expenses in the current year as compared to the same period in 2013. Net income, as compared to the prior year, was also impacted by a lower loan loss provision in 2014, partially offset by a decrease in non-interest income due primarily to lower gains on loan sales and lower gains on securities sales.

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

Net interest income for the three months ended June 30, 2014 amounted to $17.5 million, an increase of $1.3 million, or 8%, compared to the same period in 2013. Net interest income for the six months ended June 30, 2014 amounted to $34.4 million, an increase of $2.4 million, or 8%, compared to the same period in 2013. This increase in net interest income was primarily due to loan growth, mainly in commercial real estate loans, partially offset by a decrease in margin. Average loan balances (including loans held for sale) increased $135.4 million and $144.0 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Net interest margin was 4.04% for the quarter ended June 30, 2014, which is relatively consistent with the quarterly margins at March 31, 2014 of 4.02% and December 31, 2013 of 4.04%. The margin for the quarter ended June 30, 2013 was 4.08%. Net interest margin was 4.03% for the six months ended June 30, 2014 compared to 4.12% for the six months ended June 30, 2013.
For the quarters ended June 30, 2014 and 2013, the provision for loan losses amounted to $200 thousand and $534 thousand, respectively. The provision for loan losses amounted to $400 thousand and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the six months ended June 30, 2014 was $67.3 million, compared to $87.7 million during the same period in 2013. Total non-performing assets as a percentage of total assets declined to 0.93% at June 30, 2014, compared to 1.24% at June 30, 2013. For the six months ended June 30, 2014, the Company recorded net charge-offs of $839 thousand compared to net recoveries of $100 thousand for the six months ended June 30, 2013. The majority of the current charge-offs were previously allocated specific reserves on commercial relationships for which management deemed the collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves contributed to the decline in the overall allowance to total loan ratio at June 30, 2014. The allowance for loan losses to total loans ratio was 1.67% at June 30, 2014, 1.69% at March 31, 2014 and 1.77% at December 31,

2013. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended June 30, 2014 amounted to $3.3 million, a decrease of $289 thousand, or 8%, compared to the same period in 2013. Non-interest income for the six months ended June 30, 2014 amounted $6.7 million, a decrease of $449 thousand, or 6%, compared to the same period in 2013. The decreases in non-interest income were primarily due to decreases in gains on sales of loans, due to a lower volume of mortgage origination activity in 2014, and decreases in net gains on sales of investment securities. These decreases were partially offset by increases in investment advisory income and deposit and interchange fees.

Non-interest expense for the quarter ended June 30, 2014 amounted to $15.4 million, an increase of $984 thousand, or 7%, compared to the same period in the prior year. For the six months ended June 30, 2014, non-interest expense amounted to $30.3 million, an increase of $2.4 million, or 8%, over the same period in the prior year. Increased expenses over the prior year related to salaries and benefits, occupancy and technology and were primarily due to the Company's strategic growth initiatives.

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

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $214.8 million at June 30, 2014, and comprised 11% of total assets at June 30, 2014. Investments are relatively flat since December 31, 2013.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high quality commercial loans.  Total loans increased $67.3 million, or 4%, since December 31, 2013 and amounted to $1.59 billion, or 82% of total assets, at June 30, 2014. Total commercial loans amounted to $1.37 billion, or 86% of gross loans, at June 30, 2014, which was consistent with the composition at December 31, 2013.

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

At June 30, 2014, deposits, excluding brokered deposits, amounted to $1.66 billion, an increase of $77.2 million, or 5%, from December 31, 2013 balances. Non-brokered deposit growth since December 31, 2013 was noted primarily within the checking and money market categories.

Wholesale funding amounted to $85.6 million at June 30, 2014, compared to $88.1 million at December 31, 2013, a decrease of $2.5 million, or 3%. Wholesale funding included FHLB advances of $484 thousand and $36.5 million at June 30, 2014 and December 31, 2013, respectively, and brokered deposits of $85.1 million and $51.6 million at June 30, 2014 and December 31, 2013, respectively.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development. Within the last six years, we have added eight branches, which represents 36% of our total offices. These openings occurred at an accelerated pace, which reflects our commitment to take advantage of market opportunities. The Company believes that each of these offices is strategically located to complement existing locations while expanding the Company's geographic market footprint. This branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at June 30, 2014, and the recently adopted changes to the regulatory capital framework, see the section entitled “Capital Resources” contained in this Item 2 below. At June 30, 2014, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

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

The Company has a risk-based, third-party risk management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor or customer exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers and customers who in turn provide financial services or products to their own customers.

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

Financial Condition

Total assets increased $83.3 million, or 5%, since December 31, 2013, to $1.93 billion at June 30, 2014.  The balance sheet composition and changes since December 31, 2013 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, money market, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 4% of total assets at June 30, 2014 and 3% of total assets at December 31, 2013.

Investments

At June 30, 2014, the carrying value of the investment portfolio amounted to $214.8 million and was relatively flat, compared to December 31, 2013.

The following table summarizes investments at the dates indicated:

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$31,967	14.9%	$55,543	25.8%	$65,252	34.2%
Federal agency mortgage backed securities (MBS)(1)	95,430	44.4%	79,650	37.0%	52,157	27.4%
Municipal securities	66,626	31.0%	61,954	28.8%	57,678	30.3%
Corporate bonds	6,097	2.8%	5,054	2.3%	3,736	2.0%
Certificates of deposits	—	—%	—	—%	855	0.4%
Total fixed income securities	200,120	93.1%	202,201	93.9%	179,678	94.3%
Equity investments	14,725	6.9%	13,168	6.1%	10,781	5.7%
Total available for sale investments at fair value	$214,845	100.0%	$215,369	100.0%	$190,459	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $15.4 million, $17.4 million, and $20.6 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively.

During the six months ended June 30, 2014, the total principal pay downs, calls and maturities amounted to $23.8 million.  During the period, the Company purchased $42.1 million in securities. In addition, management sold investment securities with an amortized cost of approximately $20.8 million realizing net gains on sales of $615 thousand, primarily on equity investments in the first quarter of 2014 in order to capitalize on market opportunities.

Net unrealized gains on the investment portfolio amounted to $5.8 million at June 30, 2014 compared to $3.2 million at December 31, 2013 and $3.0 million at June 30, 2013.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 2, “Investment Securities,” and Note 8, “Fair Value Measurements,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $3.4 million for the period ended June 30, 2014, and $4.3 million at both December 31, 2013 and June 30, 2013. See Note 1, "Summary of Significant Accounting Policies," Item (d), “Restricted Investments,” to the Company’s unaudited consolidated financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 82% of total assets as of June 30, 2014 and December 31, 2013.  Total loans increased $67.3 million, or 4%, compared to December 31, 2013, and $144.1 million, or 10%, since June 30, 2013.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$838,715	52.7%	$820,299	53.8%	$785,994	54.2%
Commercial and industrial	385,991	24.2%	357,056	23.4%	343,509	23.7%
Commercial construction	144,553	9.1%	132,507	8.6%	116,348	8.0%
Total commercial loans	1,369,259	86.0%	1,309,862	85.8%	1,245,851	85.9%
Residential mortgages	139,134	8.7%	132,721	8.7%	122,704	8.5%
Home equity loans and lines	76,234	4.8%	74,354	4.9%	74,639	5.2%
Consumer	8,286	0.5%	8,643	0.6%	5,649	0.4%
Total retail loans	223,654	14.0%	215,718	14.2%	202,992	14.1%

Gross loans	1,592,913	100.0%	1,525,580	100.0%	1,448,843	100.0%
Deferred fees, net	(1,510)		(1,524)		(1,497)
Total loans	1,591,403		1,524,056		1,447,346
Allowance for loan losses	(26,528)		(26,967)		(25,671)
Net loans	$1,564,875		$1,497,089		$1,421,675

Commercial real estate loans increased $18.4 million, or 2%, as of June 30, 2014, compared to December 31, 2013, and increased 7% compared to June 30, 2013.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $28.9 million, or 8%, since December 31, 2013, and increased 12% as compared to June 30, 2013.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various SBA programs.

Commercial construction loans increased by $12.0 million, or 9%, since December 31, 2013, and increased 24% as compared to June 30, 2013. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $7.9 million, or 4%, since December 31, 2013 and increased by $20.7 million, or 10%, since June 30, 2013.  The increase was primarily within the residential mortgage portfolio.

At June 30, 2014, commercial loan balances participated out to various banks amounted to $48.3 million, compared to $52.1 million at December 31, 2013, and $53.9 million at June 30, 2013.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $47.7 million, $34.5 million and $35.5 million at June 30, 2014, December 31, 2013, and June 30, 2013, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

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

A TDR or impaired loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, consistent with the criteria for returning non-accrual loans to accrual status, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at or greater than a market rate for a similar credit at the time of modification.

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

Asset Quality

At June 30, 2014 and December 31, 2013, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $27.9 million.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $10.3 million at June 30, 2014 and $10.2 million at December 31, 2013.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $17.6 million and $17.8 million at June 30, 2014 and December 31, 2013, respectively.  Non-accrual loans which were not adversely classified amounted to $267 thousand and $577 thousand at June 30, 2014 and December 31, 2013, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Commercial real estate	$10,131	$10,561	$12,645
Commercial and industrial	5,045	5,743	5,997
Commercial construction	1,053	1,118	1,442
Residential	1,224	633	995
Home equity	381	281	477
Consumer	15	7	6
Total non-accrual loans	17,849	18,343	21,562
Overdrafts > 90 days past due	105	3	8
Total non-performing loans	17,954	18,346	21,570
Other real estate owned (“OREO”)	114	114	136
Total non-performing assets	$18,068	$18,460	$21,706
Total Loans	$1,591,403	$1,524,056	$1,447,346
Accruing TDR loans not included above	$11,170	$11,438	$8,081
Delinquent loans 60-89 day past due	$2,002	$2,638	$226
Non-performing loans to total loans	1.13%	1.20%	1.49%
Non-performing assets to total assets	0.93%	1.00%	1.24%
Loans 60-89 days past due to total loans	0.13%	0.17%	0.02%
Adversely classified loans to total loans	1.75%	1.83%	1.90%
Allowance for loan losses	$26,528	$26,967	$25,671
Allowance for loan losses: Non-performing loans	147.76%	146.99%	119.01%
Allowance for loan losses: Total loans	1.67%	1.77%	1.77%

Total impaired loans amounted to $28.9 million and $29.8 million at June 30, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $11.6 million and $11.9 million at June 30, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $17.3 million and $17.9 million as of June 30, 2014 and December 31, 2013, respectively.

In management’s opinion, the majority of impaired loan balances at June 30, 2014 and December 31, 2013 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at June 30, 2014, impaired loans totaling $19.7 million required no specific reserves and impaired loans totaling $9.2 million required specific reserve allocations of $2.9 million.  At December 31, 2013, impaired loans totaling $18.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of June 30, 2014 and December 31, 2013 were $19.5 million and $20.9 million, respectively.  TDR loans on accrual status amounted to $11.2 million and $11.4 million at June 30, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $8.4 million and $9.5 million at June 30, 2014 and December 31, 2013, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at June 30, 2014 and December 31, 2013 was $114 thousand and consisted of the same single property at the end of both periods. There were no additions, sales or impairment writedowns on OREO during the current period. During the six months ended June 30, 2013, two properties were sold; there were gains of $121 thousand realized on these OREO sales.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2013 periods, as indicated by the improving statistics related to migration of adversely classified, non-accrual and impaired loans and the level of OREO properties held as of June 30, 2014. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

For the six months ended June 30, 2014, the Company recorded net charge-offs of $839 thousand compared to net recoveries $100 thousand for the six months ended June 30, 2013. The majority of the current charge-offs were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves contributed to the decline in the overall allowance to total loan ratio at June 30, 2014. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.67% at June 30, 2014 and 1.77% at December 31, 2013.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of June 30, 2014.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Six months ended June 30,
(Dollars in thousands)	2014	2013
Balance at beginning of year	$26,967	$24,254

Provision charged to operations	400	1,317
Recoveries on charged-off loans:
Commercial real estate	—	61
Commercial and industrial	224	41
Commercial construction	30	50
Residential	—	128
Home equity	—	21
Consumer	22	6
Total recoveries	276	307
Charged-off loans
Commercial real estate	203	14
Commercial and industrial	887	133
Commercial construction	—	—
Residential	—	—
Home equity	—	44
Consumer	25	16
Total Charged off	1,115	207

Net loans (charged-off)/recovered	(839)	100
Ending Balance	$26,528	$25,671
Annualized net loans (charged-off)/recovered: Average loans outstanding	(0.11)%	0.01%

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

	June 30, 2014		December 31, 2013		June 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$456,487	26.1%	$435,465	26.6%	$407,617	25.8%
Interest bearing checking	248,377	14.2%	222,837	13.6%	224,051	14.2%
Total checking	704,864	40.3%	658,302	40.2%	631,668	40.0%

Savings	153,875	8.8%	150,215	9.2%	162,098	10.3%
Money markets	609,568	34.9%	575,825	35.2%	517,365	32.8%
Total savings/money markets	763,443	43.7%	726,040	44.4%	679,463	43.1%

Certificates of deposit	193,357	11.1%	200,083	12.2%	215,634	13.6%
Total non-brokered deposits	$1,661,664	95.1%	$1,584,425	96.8%	$1,526,765	96.7%

Brokered deposits	85,130	4.9%	51,567	3.2%	52,528	3.3%
Total deposits	$1,746,794	100.0%	$1,635,992	100.0%	$1,579,293	100.0%

As of June 30, 2014, deposits, excluding brokered deposits, increased $77.2 million, or 5%, since December 31, 2013, and $134.9 million, or 9%, since June 30, 2013. Non-brokered deposit growth since December 31, 2013 was noted primarily within the checking and money market categories.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks.  Brokered deposits were comprised of brokered CDs at June 30, 2014, December 31, 2013, and June 30, 2013. Brokered CDs increased $33.6 million, or 65%, during the first six months of 2014, primarily in the first quarter. Brokered CDs outstanding at June 30, 2014 had a weighted average remaining life of approximately 3.0 years.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $484 thousand at June 30, 2014, compared to $36.5 million at December 31, 2013 and $1.9 million June 30, 2013, respectively. As noted above, borrowed fund balances have declined since year end as deposits have grown and the Company has utilized brokered CDs as an alternative strategic funding source.

At June 30, 2014, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $340.0 million and capacity to borrow from the FRB Discount Window of approximately $70.0 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at June 30, 2014, December 31, 2013 and June 30, 2013, respectively, in addition to the borrowed funds noted above.

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

At June 30, 2014, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of June 30, 2014, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.

The current regulatory requirements and the Company’s actual capital amounts and ratios are presented as of June 30, 2014 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$181,830	11.30%	$128,675	8.00%	$160,844	10.00%
Tier 1 Capital (to risk weighted assets)	$159,921	9.94%	$64,338	4.00%	$96,506	6.00%
Tier 1 Capital (to average assets) or Leverage ratio	$159,921	8.59%	$74,481	4.00%	$93,102	5.00%	*
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
________________________________________
(1) Because the Basel III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of June 30, 2014.

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of June 30, 2014, the Company has not utilized this shelf registration.

The Company previously maintained a dividend reinvestment plan (the "DRP").  In July 2014, that DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The former DRP enabled stockholders, at their discretion, to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Shareholders utilized the DRP to invest $609 thousand of the $2.4 million in cash dividends paid through June 30, 2014, into 32,310 shares of the Company’s common stock.

Under the DRSPP, stockholders, at their discretion, will continue to be able to elect to reinvest all or a portion of cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  In addition, stockholders and new investors will have the opportunity to purchase shares of the Company common stock without brokerage fees, subject to monthly minimums and maximums. For more information on the Company's DRSPP, see the Registration Statement on Form S-3 filed with the SEC on July 18, 2014.

As previously announced on July 15, 2014, the Company declared a quarterly dividend of $0.12 per share to be paid on September 2, 2014 to shareholders of record as of August 12, 2014. The quarterly dividend represents a 4.3% increase over the 2013 dividend rate.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Investment advisory and management services	$555,668	$537,545	$496,675
Brokerage and management services	138,869	127,472	112,652
Total investment advisory assets	694,537	665,017	609,327
Commercial sweep accounts	3,151	2,313	3,839
Investment assets under management	$697,688	$667,330	$613,166

Investment assets under management increased $30.4 million, or 5%, since December 31, 2013 and $84.5 million, or 14%, since June 30, 2013.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.70 billion at June 30, 2014, $2.59 billion at December 31, 2013, and $2.44 billion at June 30, 2013. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Unless otherwise indicated, the reported results are for the three months ended June 30, 2014 with the “comparable period,” and “prior period” being the three months ended June 30, 2013. Average yields are presented on a tax equivalent basis.

The Company’s second quarter 2014 net income amounted to $3.3 million compared to $3.1 million for the same period in 2013, an increase of $235 thousand, or 8%.  Diluted earnings per common share were $0.32 and $0.31 for the three months ended June 30, 2014 and June 30, 2013, respectively, an increase of $0.01, or 3%.

The Company's growth contributed to increases in net interest income and the level of operating expenses for the current year compared to the same 2013 period. Net income, as compared to the prior year, was also impacted by a lower loan loss provision in 2014, partially offset by a decrease in non-interest income due primarily to lower gains on sales of loans and lower net gains on sales of investment securities.

Net Interest Income

The Company’s net interest income for the quarter ended June 30, 2014 amounted to $17.5 million, compared to $16.1 million for the quarter ended June 30, 2013, an increase of $1.3 million, or 8%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth partially offset by a decrease in tax equivalent net interest margin ("margin").

Net Interest Margin

The Company’s margin was 4.04% for the three months ended June 30, 2014, which is relatively consistent with the quarterly margins of 4.02% and 4.04% for the quarters ended March 31, 2014 and December 31, 2013, respectively. For the quarter ended June 30, 2013, margin was 4.08%.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,054	$1,644	$(486)	$(104)
Investment securities	257	141	188	(72)
Other interest earning assets (1)	11	3	7	1
Total interest earnings assets	1,322	1,788	(291)	(175)
Interest Expense
Interest checking, savings and money market	13	65	(43)	(9)
Certificates of deposit	(102)	(42)	(66)	6
Brokered CDs	118	143	(9)	(16)
Borrowed funds	(32)	(30)	(6)	4
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(3)	136	(124)	(15)
Change in net interest income	$1,325	$1,652	$(167)	$(160)
__________________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended June 30, 2014 and 2013.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans (2)	$1,565,800	$17,707	4.59%	$1,430,424	$16,653	4.72%
Investments (3)	203,871	1,051	2.76%	179,710	794	2.34%
Other Interest Earning Assets (4)	18,668	22	0.48%	14,958	11	0.29%
Total interest earnings assets	1,788,339	18,780	4.34%	1,625,092	17,458	4.41%
Other assets	89,322			87,777
Total assets	$1,877,661			$1,712,869

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$970,121	545	0.23%	$865,943	532	0.25%
Certificates of deposit	195,324	284	0.58%	219,643	386	0.70%
Brokered CDs	85,118	196	0.92%	29,876	78	1.04%
Borrowed funds	9,970	8	0.32%	41,781	40	0.38%
Junior subordinated debentures	10,825	295	10.88%	10,825	295	10.88%
Total interest-bearing funding	1,271,358	1,328	0.42%	1,168,068	1,331	0.46%

Net interest rate spread			3.92%			3.95%

Demand deposits	437,559	—		390,341	—
Total deposits, borrowed funds and debentures	1,708,917	1,328	0.31%	1,558,409	1,331	0.34%
Other liabilities	11,234			10,841
Total liabilities	1,720,151			1,569,250

Stockholders’ equity	157,510			143,619
Total liabilities and stockholders’ equity	$1,877,661			$1,712,869

Net interest income		$17,452			$16,127
Net interest margin (tax equivalent)			4.04%			4.08%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $568 thousand and $423 thousand for the quarters ended June 30, 2014 and June 30, 2013, respectively.

(2)	Average loans include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at amortized cost and include investment securities, interest-earning deposits, fed funds sold and FHLB stock.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.

Interest and Dividend Income

For the second quarter of 2014, total interest and dividend income amounted to $18.8 million, an increase of $1.3 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $163.2 million, or 10%, in the average balance of interest earning assets for the quarter ended June 30, 2014 compared to the second quarter of 2013, primarily in loans, partially offset by a 7 basis point decline in the yield on interest earning assets due primarily to lower loan yields.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $17.7 million for the three months ended June 30, 2014, an increase of $1.1 million, or 6%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $135.4 million, or 9%, for the three months ended June 30, 2014 compared to the same period in 2013, while the average yield on these assets declined 13 basis points compared to the prior period and amounted to 4.59% for the three months ended June 30, 2014, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $1.1 million, an increase of $257 thousand, or 32% compared to the same period in 2013. This increase resulted from both an increase of $24.2 million, or 13%, in the average balance of investment securities and an increase in investment yields of 42 basis points due primarily to a shift in the composition of the portfolio from shorter duration agencies to longer duration mortgage backed securities as part of the Bank's asset-liability management strategy.

Interest Expense

For the three months ended June 30, 2014, total interest expense amounted to $1.3 million, and was flat compared to the prior period.

Interest expense on CDs amounted to $284 thousand, a decrease of $102 thousand, or 26%, over the comparable period. The decrease was due to both a decline in rates over the comparable period and a decrease in average balances. The average cost of CDs decreased 12 basis points, to 0.58%, for the three months ended June 30, 2014 and the average balances decreased $24.3 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered CDs amounted to $196 thousand, an increase of $118 thousand over the comparable period. The increase primarily resulted from an increase in the average balances of brokered CDs by $55.2 million compared to the 2013 period.

The interest expense and average rate on junior subordinated debentures remained the same at $295 thousand and 10.88% for both the three months ended June 30, 2014 and June 30, 2013.

For the three months ended June 30, 2014, the average balance of non-interest bearing demand deposits increased $47.2 million, or 12%, as compared to the same period in 2013.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 26% of total average deposit balances for both of the three months ended June 30, 2014 and 2013, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $200 thousand for three months ended June 30, 2014 a decrease of $334 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Credit Risk,” “Asset Quality” ” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and in the Company’s 2013 Annual Report on Form 10-K, “Credit Risk,” “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 amounted to $3.3 million, a decrease of $289 thousand, or 8%, as compared to the three months ended June 30, 2013.  The significant changes are discussed below.

•	Investment advisory income increased $100 thousand, or 10%, primarily due to net asset growth from changes in market values due to fluctuations in the investment markets.

•
Deposit and interchange fees increased $80 thousand, or 7%, mainly as a result of increases in overdraft fees and interchange fees over the prior period. Deposit and interchange fees primarily include fees received on customer deposit accounts, ATM interchange income, partially offset by the cost of the Bank's deposit rewards program.

•	Net gains on sales of investment securities decreased $341 thousand, or 73%. Investment sales are typically driven by market opportunities.

•	Gain on loan sales decreased $147 thousand, or 66%, due to a lower volume of mortgage origination activity, as a result of increasing residential mortgage rates that began in the latter half of 2013.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2014 amounted to $15.4 million, an increase of $984 thousand, or 7%, compared to the same period in 2013. The significant changes are discussed below.

•
Salaries and employee benefits increased $673 thousand, or 8%.  The increase is primarily due to increased personnel costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $109 thousand, or 7%, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expenses increased $131 thousand, or 11%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

•	Advertising and public relations decreased $175 thousand, or 18%, primarily due to timing of the Celebration of Excellence, the Bank's community awards and recognition event.

•	Other operating expenses increased $161 thousand, or 15%, primarily due to increased general and administrative costs including increases in OREO and workout expenses and outsourced costs.

Results of Operations
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Unless otherwise indicated, the reported results are for the six months ended June 30, 2014 with the “comparable period,” “prior year” and “prior period” being the six months ended June 30, 2013. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2014 net income amounted to $6.8 million compared to $6.5 million for the same period in 2013, an increase of $308 thousand, or 5%.  Diluted earnings per share were $0.67 and $0.66 for the six months ended June 30, 2014 June 30, 2013, respectively, an increase of $0.01, or 2%.

The Company's growth contributed to increases in net interest income and the level of operating expenses in the first six months of 2014 compared to the same period in the prior year. Net income, as compared to the prior year, was also impacted by a lower loan loss provision in 2014, partially offset by a decrease in non-interest income due primarily to lower gains on sales of loans and lower net gains on sales of investment securities.

Net Interest Income

The Company’s net interest income for the six months ended June 30, 2014 was $34.4 million compared to $31.9 million for the six months ended June 30, 2013, an increase of $2.4 million, or 8%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company’s margin was 4.03% for the six months ended June 30, 2014, compared to 4.12% in the comparable 2013 period. While the margin has declined since June 30, 2013, the quarterly margin for June 30, 2014 is relatively consistent with the past two quarters.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,857	$3,529	$(1,420)	$(252)
Investment Securities	469	337	286	(154)
Other Interest Earning Assets (1)	34	(1)	37	(2)
Total interest earnings assets	2,360	3,865	(1,097)	(408)

Interest Expense
Interest checking, savings and money market	(45)	142	(170)	(17)
Certificates of deposit	(235)	(91)	(165)	21
Brokered CDs	276	309	(7)	(26)
Borrowed funds	(56)	(47)	(20)	11
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(60)	313	(362)	(11)
Change in net interest income	$2,420	$3,552	$(735)	$(397)
_________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the six months ended June 30, 2014 and 2013.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Six months ended June 30, 2014			Six months ended June 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,550,454	$34,883	4.59%	$1,406,414	$33,026	4.78%
Investments (3)	207,773	2,073	2.68%	179,178	1,604	2.36%
Other Interest Earning Assets(4)	15,791	55	0.71%	16,351	21	0.26%
Total interest earnings assets	1,774,018	37,011	4.33%	1,601,943	34,651	4.46%
Other assets	87,683			87,309
Total assets	$1,861,701			$1,689,252

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$962,309	1,087	0.23%	$856,389	1,132	0.27%
Certificates of deposit	197,831	578	0.59%	222,688	813	0.74%
Brokered CDs	76,405	361	0.95%	16,528	85	1.04%
Borrowed funds	20,263	30	0.30%	44,653	86	0.39%
Junior subordinated debentures	10,825	589	10.88%	10,825	589	10.88%
Total interest-bearing funding	1,267,633	2,645	0.42%	1,151,083	2,705	0.47%

Net interest rate spread			3.91%			3.99%
Demand deposits	427,070	—		384,300	—
Total deposits, borrowed funds and debentures	1,694,703	2,645	0.31%	1,535,383	2,705	0.35%
Other liabilities	11,584			11,554
Total liabilities	1,706,287			1,546,937
Stockholders’ equity	155,414			142,315
Total liabilities and stockholders’ equity	$1,861,701			$1,689,252
Net interest income		$34,366			$31,946
Net interest margin (tax equivalent)			4.03%			4.12%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.1 million and $841 thousand for the periods ended June 30, 2014 and June 30, 2013 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $37.0 million for the six months ended June 30, 2014, an increase of $2.4 million, or 7%, compared to the prior period.  The increase resulted primarily from an increase of $172.1 million, or 11%, in the average balance of interest earning assets, partially offset by a 13 basis point decline in the yield on interest earning assets primarily due to a decline in loan yields.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $34.9 million, an increase of $1.9 million, or 6%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $144.0 million, or 10%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.59% for the six months ended June 30, 2014, a decline of 19 basis points since the same period in 2013, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $2.1 million, an increase of $469 thousand, or 29%, compared to the same period in 2013. This increase resulted from both an increase in the average balance of investment securities of $28.6 million, or 16%, and an increase in investment yields of 32 basis points, due primarily to a shift in the composition of the portfolio from shorter duration agencies to longer duration mortgage backed securities as part of the Bank's asset-liability management strategy.

Interest Expense

For the six months ended June 30, 2014, total interest expense amounted to $2.6 million, a decrease of $60 thousand, or 2%, compared to the prior period.  The decrease resulted primarily from a decline of 4 basis points in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by an increase in the average balances of wholesale funding.

Interest expense on CDs amounted to $578 thousand, a decrease of $235 thousand, or 29%, over the comparable period. The decrease was primarily due to a decline in rates over the comparable period and to a lesser extent, decreased average balances. The average cost of CDs decreased 15 basis points to 0.59% for the six months ended June 30, 2014 while the average balances decreased $24.9 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered CDs amounted to $361 thousand, an increase of $276 thousand over the comparable period, primarily due to increased average balances. The average balances increased by $59.9 million compared to the 2013 period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $30 thousand, a decrease of $56 thousand compared to the same period last year.  The decrease was primarily attributed to a decrease in average balances of approximately $24.4 million, or 55%, and to a lesser extent a decline of 9 basis points in the average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $589 thousand and 10.88% for both the six months ended June 30, 2014 and June 30, 2013.

For the six months ended June 30, 2014, the average balance of non-interest bearing demand deposits increased $42.8 million, or 11%, as compared to the same period in 2013.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 26% of total average deposit balances for both the six months ended June 30, 2014 and 2013, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $400 thousand for the six months ended June 30, 2014, a decrease of $917 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2013 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the six months ended June 30, 2014 amounted to $6.7 million, a decrease of $449 thousand, or 6%, as compared to the six months ended June 30, 2013.  The significant changes are discussed below.

•
Investment advisory income increased $188 thousand, or 9%, compared to the same period in the prior year, primarily due to net asset growth from changes in market values due to fluctuations in the investment markets.

•
Deposit and interchange fees increased $170 thousand, or 7%, mainly as a result of increases in overdraft fees and interchange fees over the prior period. Deposit and interchange fees primarily includes fees received on customer deposit accounts, ATM interchange income, partially offset by the cost of the Bank's deposit rewards program.

•	Net gains on sales of investment securities decreased $333 thousand, or 35%. Investment sales are typically driven by market opportunities.

•
Gains on sales of loans decreased $409 thousand, or 73%, due to a lower volume of mortgage origination activity in 2014, as a result of increasing residential mortgage rates that began in the latter half of 2013.

Non-Interest Expense

Non-interest expense for the six months ended June 30, 2014 amounted to $30.3 million, an increase of $2.4 million, or 8%, compared to the same period in 2013.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $1.7 million, or 10%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $234 thousand, or 8%, primarily due to branch expansion and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $240 thousand, or 10%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

•	Advertising and public relations decreased $209 thousand, or 13%, primarily due to timing of the Celebration of Excellence, the Bank's community awards and recognition event.

•
Other non-interest expense increased $316 thousand, or 15%, due to increased general and administrative costs, including deposit product costs, OREO and workout expenses, security expenses, and business development costs.

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
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  At June 30, 2014, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended June 30, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended June 30, 2014.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended June 30, 2014.

Item 3 -	Defaults upon Senior Securities

Not Applicable

Item 4 -	Mine Safety Disclosures

Not Applicable

Item 5 -	Other Information

Not Applicable

Item 6 -	Exhibits

EXHIBIT INDEX
_____________
Exhibit No.    Description

3.1	Amended and Restated Articles of Organization of the Company, incorporated by reference to the Company’s Form 8-K filed June 10, 2013.

3.2	Amended and Restated Bylaws of the Company, as amended as of January 15, 2013, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on January 22, 2013.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the six months ended June 30, 2014, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	August 8, 2014	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)