Form 10-Q
period 2014-09-30
ENTERPRISE BANCORP INC /MA/
filed 2014-11-07
CIK 1018399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 10,164,892 shares of the issuer's common stock outstanding- Par Value $0.01 per share

ENTERPRISE BANCORP, INC.

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements
ENTERPRISE BANCORP, INC.
Consolidated Balance Sheets

(Dollars in thousands)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents:
Cash and due from banks	$49,310	$41,362
Interest-earning deposits	5,457	10,153
Fed funds sold	—	2,218
Total cash and cash equivalents	54,767	53,733
Investment securities at fair value	236,753	215,369
Federal Home Loan Bank Stock	3,357	4,324
Loans held for sale	1,645	1,255
Loans, less allowance for loan losses of $27,029 at September 30, 2014 and $26,967 at December 31, 2013	1,585,745	1,497,089
Premises and equipment	30,000	29,891
Accrued interest receivable	6,684	6,186
Deferred income taxes, net	12,645	13,927
Bank-owned life insurance	16,215	15,902
Prepaid income taxes	1,636	443
Prepaid expenses and other assets	7,592	6,150
Goodwill	5,656	5,656
Total assets	$1,962,695	$1,849,925
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$1,768,796	$1,635,992
Borrowed funds	1,004	36,534
Junior subordinated debentures	10,825	10,825
Accrued expenses and other liabilities	19,317	14,675
Accrued interest payable	251	565
Total liabilities	$1,800,193	$1,698,591
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value per share; 1,000,000 shares authorized; no shares issued	—	—
Common stock $0.01 par value per share; 20,000,000 shares authorized; 10,153,933 shares issued and outstanding at September 30, 2014 (including 159,828 shares of unvested participating restricted awards) and 9,992,560 shares issued and outstanding at December 31, 2013 (including 170,365 shares of unvested participating restricted awards)	102	100
Additional paid-in-capital	55,763	52,936
Retained earnings	103,172	96,153
Accumulated other comprehensive income	3,465	2,145
Total stockholders’ equity	$162,502	$151,334
Total liabilities and stockholders’ equity	$1,962,695	$1,849,925

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013
Interest and dividend income:
Loans and loans held for sale	$18,234	$17,104	$53,117	$50,130
Investment securities	1,131	823	3,204	2,427
Other interest-earning assets	29	19	84	40
Total interest and dividend income	19,394	17,946	56,405	52,597
Interest expense:
Deposits	1,005	1,013	3,031	3,043
Borrowed funds	3	6	33	92
Junior subordinated debentures	294	294	883	883
Total interest expense	1,302	1,313	3,947	4,018
Net interest income	18,092	16,633	52,458	48,579
Provision for loan losses	765	583	1,165	1,900
Net interest income after provision for loan losses	17,327	16,050	51,293	46,679
Non-interest income:
Investment advisory fees	1,202	1,102	3,451	3,163
Deposit and interchange fees	1,268	1,229	3,727	3,518
Income on bank-owned life insurance, net	99	111	313	346
Net gains on sales of investment securities	215	83	830	1,031
Gains on sales of loans	135	171	283	728
Other income	621	472	1,679	1,574
Total non-interest income	3,540	3,168	10,283	10,360
Non-interest expense:
Salaries and employee benefits	9,454	8,548	27,852	25,247
Occupancy and equipment expenses	1,588	1,449	4,881	4,508
Technology and telecommunications expenses	1,248	1,085	3,844	3,441
Advertising and public relations expenses	575	481	1,932	2,047
Audit, legal and other professional fees	453	439	1,294	1,264
Deposit insurance premiums	297	287	851	820
Supplies and postage expenses	257	232	776	719
Investment advisory and custodial expenses	143	134	409	394
Other operating expenses	1,100	1,126	3,546	3,256
Total non-interest expense	15,115	13,781	45,385	41,696
Income before income taxes	5,752	5,437	16,191	15,343
Provision for income taxes	1,921	1,904	5,540	5,298
Net income	$3,831	$3,533	$10,651	$10,045

Basic earnings per share	$0.38	$0.36	$1.05	$1.02
Diluted earnings per share	$0.37	$0.35	$1.05	$1.01

Basic weighted average common shares outstanding	10,143,055	9,932,060	10,099,593	9,824,984
Diluted weighted average common shares outstanding	10,228,501	10,026,588	10,184,264	9,909,019

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net income	$3,831	$3,533	$10,651	$10,045
Other comprehensive income (loss), net of taxes:
Gross unrealized holding gains (losses) on investments arising during the period	(283)	431	2,905	(1,955)
Income tax (expense) benefit	113	(136)	(1,049)	748
Net unrealized holding gains (losses), net of tax	(170)	295	1,856	(1,207)
Less: Reclassification adjustment for net gains included in net income
Net realized gains on sales of securities during the period	215	83	830	1,031
Income tax expense	(75)	(30)	(294)	(369)
Reclassification adjustment for gains realized, net of tax	140	53	536	662

Total other comprehensive income (loss)	(310)	242	1,320	(1,869)
Comprehensive income	$3,521	$3,775	$11,971	$8,176

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2013	$100	$52,936	$96,153	$2,145	$151,334
Net income			10,651		10,651
Other comprehensive income, net				1,320	1,320
Tax benefit from exercise of stock options		3			3
Common stock dividend paid ($0.36 per share)			(3,632)		(3,632)
Common stock issued under dividend reinvestment plan	1	916			917
Stock-based compensation	1	1,338			1,339
Stock options exercised, net	—	570			570
Balance at September 30, 2014	$102	$55,763	$103,172	$3,465	$162,502

See the accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income	$10,651	$10,045
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,165	1,900
Depreciation and amortization	4,089	3,686
Stock-based compensation expense	1,325	1,239
Mortgage loans originated for sale	(13,948)	(31,751)
Proceeds from mortgage loans sold	13,841	39,975
Net gains on sales of loans	(283)	(728)
Net gains on sales of OREO	—	(121)
Net gains on sales of investments	(830)	(1,031)
Income on bank-owned life insurance, net	(313)	(346)
OREO fair value adjustment	—	23
Changes in:
Accrued interest receivable	(498)	(7)
Prepaid expenses and other assets	(1,726)	6,686
Deferred income taxes	527	176
Accrued expenses and other liabilities	5,083	3,599
Accrued interest payable	(314)	(336)
Net cash provided by operating activities	18,769	33,009
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	24,329	8,293
Net proceeds (purchases) from FHLB capital stock	967	(64)
Proceeds from maturities, calls and pay-downs of investment securities	30,311	13,730
Purchase of investment securities	(74,752)	(35,301)
Net increase in loans	(90,316)	(113,364)
Additions to premises and equipment, net	(2,949)	(4,281)
Proceeds from OREO sales and payments	—	652
Purchase of OREO	(457)	—
Net cash used in investing activities	(112,867)	(130,335)
Cash flows from financing activities:
Net increase in deposits	132,804	178,920
Net decrease in borrowed funds	(35,530)	(24,660)
Cash dividends paid	(3,632)	(3,389)
Proceeds from issuance of common stock	917	948
Proceeds from the exercise of stock options	570	1,655
Tax benefit from the exercise of stock options	3	24
Net cash provided by financing activities	95,132	153,498

Net increase in cash and cash equivalents	1,034	56,172
Cash and cash equivalents at beginning of period	53,733	52,735
Cash and cash equivalents at end of period	$54,767	$108,907

Supplemental financial data:
Cash Paid For: Interest	$4,261	$4,354
Cash Paid For: Income Taxes	6,175	5,634

Supplemental schedule of non-cash investing activity:
Purchases of investment securities not yet settled	—	400
Transfer from loans to other real estate owned	290	168
Transfer from loans to other assets	205	—
Capital expenditures incurred not yet paid	276	247
 See accompanying notes to the unaudited consolidated interim financial statements.

ENTERPRISE BANCORP, INC.
Notes to the Unaudited Consolidated Interim Financial Statements

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

Pursuant to the Accounting Standards Codification (“ASC”) Topic 810 “Consolidation of Variable Interest Entities,” issued by the Financial Accounting Standards Board (“FASB”), the Company carries Junior Subordinated Debentures as a liability on its consolidated interim financial statements, along with the related interest expense. The debentures were issued by a statutory business trust (the “Trust”) created by the Company in March 2000 under the laws of the State of Delaware, and the trust preferred securities issued by the Trust, and the related non-interest expense, are excluded from the Company’s consolidated interim financial statements.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(b) Critical Accounting Estimates

In preparing the unaudited consolidated interim financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized.  These estimates and assumptions affect the reported values of assets and liabilities as of the balance sheet date and income and expenses for the period then ended.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates should the assumptions and estimates used change over time due to changes in circumstances.  Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The income tax provisions will differ from the expense that would result from applying the federal statutory rate to income before taxes, primarily due to the impact of tax exempt interest from certain investment securities, loans and bank owned life insurance.

The Company did not have any unrecognized tax benefits accrued as income tax liabilities or receivables or as deferred tax items at September 30, 2014.  The Company is subject to U.S. federal and state income tax examinations by taxing authorities for the 2011 through 2013 tax years.

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
In January 2014, the FASB issued ASU No. 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for such investments using the proportional amortization method if certain conditions are met. Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The decision to apply the proportional amortization method of accounting is an accounting policy decision that must be applied consistently to all qualifying affordable housing project investments rather than a decision to be applied to individual investments. The amendments in this ASU are to be applied retrospectively to all periods presented. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption by the Company of this ASU, on the effective date, is not expected to have a material impact on the Company's financial statements, or results of operations.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(2)Investments

The amortized cost and carrying values of investment securities at the dates specified are summarized as follows:

	September 30, 2014
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations (1)	$54,457	$55	$174	$54,338
Federal agency mortgage backed securities (MBS) (1)	91,875	613	945	91,543
Municipal securities	66,544	2,201	52	68,693
Corporate bonds	7,041	58	25	7,074
Total fixed income securities	219,917	2,927	1,196	221,648
Equity investments	11,543	3,568	6	15,105
Total available for sale securities, at fair value	$231,460	$6,495	$1,202	$236,753

	December 31, 2013
(Dollars in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair Value
Federal agency obligations(1)	$55,440	$146	$43	$55,543
Federal agency mortgage backed securities (MBS) (1)	80,997	367	1,714	79,650
Municipal securities	60,675	1,604	325	61,954
Corporate bonds	5,080	29	55	5,054
Total fixed income securities	202,192	2,146	2,137	202,201
Equity investments	9,960	3,228	20	13,168
Total available for sale securities, at fair value	$212,152	$5,374	$2,157	$215,369

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

Included in the carrying amount of the federal agency MBS category were CMOs totaling $14.3 million and $17.4 million at September 30, 2014 and December 31, 2013, respectively.

At September 30, 2014, the equity portfolio consisted primarily of investments in a diversified group of mutual funds, with a small portion of the portfolio (approximately 16%) invested in individual common stock of entities in the financial services industry.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

Management regularly reviews the portfolio for securities with unrealized losses that are other-than-temporarily impaired.  During the nine months ended September 30, 2014 and 2013, the Company did not record any fair value impairment charges on its investments. As of September 30, 2014, there were a total of 55 investments (fixed income and equity), with a fair market value of $78.0 million, in an unrealized loss position totaling $1.2 million, including unrealized losses of $950 thousand that have been temporarily impaired for 12 months or longer. Management attributes these unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company. Management does not consider these investments to be other-than-temporarily impaired at September 30, 2014, because (1) the decline in market value is not attributable to credit quality for fixed income securities or a fundamental deterioration in the equity fund or issuers, and (2) the Company does not intend to, and it is more likely than not that it will not be required to, sell those investments prior to a market price recovery or maturity.

In assessing the Company's federal agency MBS investments and federal agency obligations, the contractual cash flows of these investments are guaranteed by an agency of the U.S. Government, and the agency that issued these securities is sponsored by the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other fixed income investments within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investment's materiality, and duration of the unrealized loss position. In addition, the Company utilizes an outside registered investment adviser to manage the corporate and municipal bond portfolios, within prescribed guidelines set by management. At September 30, 2014, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies. For equities and funds, management's assessment includes the severity of the declines, whether it is unlikely that the security or fund will completely recover its unrealized loss within a reasonable time period and if the equity security or fund exhibits fundamental deterioration.

The contractual maturity distribution at September 30, 2014 of total fixed income investments is as follows:

	Within One Year		After One, But Within Five Years		After Five, But Within Ten Years		After Ten Years
	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields	Amortized Cost	Yields
At amortized cost:
Federal agency obligations	$5,003	0.59%	$28,011	1.37%	$21,443	1.95%	$—	—%
MBS	4	1.29%	2,423	2.49%	5,896	2.98%	83,552	2.16%
Municipal securities	4,670	2.05%	24,538	3.30%	26,664	4.24%	10,672	4.73%
Corporate bonds	100	1.26%	4,287	1.60%	2,654	3.02%	—	—%
Total fixed income securities	$9,777	1.29%	$59,259	2.23%	$56,657	3.18%	$94,224	2.45%

At fair value:
Total fixed income securities	$9,811		$60,186		$57,654		$93,997

Scheduled contractual maturities shown above may not reflect the actual maturities of the investments. The actual MBS/CMO cash flows likely will be faster than presented above due to prepayments and amortization. Similarly, included in the carrying value of fixed income investments above are callable securities, comprised of municipal securities, federal agency obligations and corporate bonds totaling $36.1 million, which can be redeemed by the issuer prior to the maturity presented above.  Management considers these early payment factors when evaluating the interest rate risk in the Company’s asset-liability management program.

From time to time, the Company may pledge securities as collateral against deposit account balances of municipal deposit customers, and for borrowing capacity with the FHLB and the Federal Reserve Bank of Boston (the "FRB").  The fair value of securities pledged as collateral for these purposes was $221.6 million at September 30, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

See Note 8, “Fair Value Measurements” below for further information regarding the Company’s fair value measurements for available-for-sale securities.

(3)	Loans

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

Major classifications of loans at the periods indicated are as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$843,648	$820,299
Commercial and industrial	396,990	357,056
Commercial construction	142,352	132,507
Total commercial loans	1,382,990	1,309,862
Residential mortgages	143,825	132,721
Home equity loans and lines	77,983	74,354
Consumer	9,654	8,643
Total retail loans	231,462	215,718

Gross loans	1,614,452	1,525,580
Deferred loan origination fees, net	(1,678)	(1,524)
Total loans	1,612,774	1,524,056
Allowance for loan losses	(27,029)	(26,967)
Net loans	$1,585,745	$1,497,089

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

From time to time, the Company participates with other banks in the financing of certain commercial projects.  In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks.  In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk.  In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.  The balances participated out to other institutions are not carried as assets on the Company’s financial statements.  Loans originated by other banks in which the Company is the participating institution are carried in the loan portfolio at the Company’s pro rata share of ownership.  The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan.  Loans originated by other banks in which the Company is the participating institution amounted to $51.7 million at September 30, 2014 and $34.5 million at December 31, 2013.

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

- Residential loans:

Enterprise originates conventional mortgage loans on one-to-four family residential properties.  These properties may serve as the borrower’s primary residence, vacation homes, or investment properties.  Loan to value limits vary, generally from 80% for adjustable rate and multi-family, owner occupied properties, up to 97% for fixed rate loans on single family, owner-occupied properties, with mortgage insurance coverage required for loan-to-value ratios greater than 80% based on program parameters.  In addition, financing is provided for the construction of owner-occupied primary and secondary residences.  Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest.  Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

Loans serviced for others

At September 30, 2014 and December 31, 2013, the Company was servicing residential mortgage loans owned by investors amounting to $19.2 million and $20.6 million, respectively.  Additionally, the Company was servicing commercial loans participated out to various other institutions amounting to $41.4 million and $52.1 million at September 30, 2014 and December 31, 2013, respectively. See the discussion above for further information regarding commercial participations.

Loans serving as collateral

Loans designated as qualified collateral and pledged to the FHLB for borrowing capacity are summarized below:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial real estate	$289,394	$320,908
Residential mortgages	106,941	97,626
Home equity	16,630	17,548
Total loans pledged to FHLB	$412,965	$436,082

(4)	Allowance for Loan Loss

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

Allowance for probable loan losses methodology

On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated credit losses.  The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated losses from specifically known and other credit risks associated with the portfolio.  The Company uses a systematic methodology to measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology makes use of specific reserves for loans individually evaluated and deemed impaired, and general reserves for larger groups of homogeneous loans. In making its assessment on the adequacy of the allowance, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio including, individual assessment of larger and high risk credits, delinquency trends and the level of non-performing loans, impaired and restructured loans, net charge-offs, the growth and composition of the loan portfolio,

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

The balances of loans as of September 30, 2014 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$13,940	$829,708	$843,648
Commercial and industrial	10,877	386,113	396,990
Commercial construction	2,900	139,452	142,352
Residential	1,625	142,200	143,825
Home equity	205	77,778	77,983
Consumer	22	9,632	9,654
Deferred Fees	—	(1,678)	(1,678)
Total loans	$29,569	$1,583,205	$1,612,774

The balances of loans as of December 31, 2013 by segment and evaluation method are summarized as follows:

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total Loans
Commercial real estate	$15,139	$805,160	$820,299
Commercial and industrial	10,579	346,477	357,056
Commercial construction	3,358	129,149	132,507
Residential	619	132,102	132,721
Home equity	108	74,246	74,354
Consumer	23	8,620	8,643
Deferred Fees	—	(1,524)	(1,524)
Total loans	$29,826	$1,494,230	$1,524,056

Credit Quality Indicators

The level of adversely classified loans and delinquent and non-performing assets is largely a function of economic conditions, the overall banking environment, the Company's underwriting, and credit risk management standards. The Company’s commercial lending focus may entail significant additional risks compared to long term financing on existing, owner-occupied residential real estate.  The Company endeavors to minimize this risk through sound underwriting practices and the risk management function. The credit risk management function focuses on a wide variety of factors, including, among others, current and expected economic conditions, the real estate market, the financial condition of borrowers, the ability of borrowers to adapt to changing conditions or circumstances affecting their business and the continuity of borrowers’ management teams.  Early detection of credit issues is critical to minimize credit losses. Accordingly, management regularly monitors these factors, among others, through ongoing credit reviews by the Credit Department, an external loan review service, reviews by members of senior management and the Loan Committee of the Board of Directors. This review includes the assessment of internal credit quality indicators such as the risk classification of individual loans, adversely classified loans, past due and non-accrual loans, impaired and restructured loans, and the level of foreclosure activity, as well as trends in the general levels of these indicators. However, despite prudent loan underwriting and ongoing credit risk management, adverse changes within the Company's market area or deterioration in the local, regional or national economic conditions could negatively impact the portfolio's credit risk profile and the Company's asset quality in the future.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The loan portfolio has experienced a level of modest credit stabilization compared to the 2013 periods, as indicated by the improving statistics related to adversely classified, non-accrual, and impaired loans, and the low number and level of Other Real Estate Owned ("OREO") properties held as of September 30, 2014. Given the size and commercial mix of the Company's loan portfolio, management considers the current statistics to be reflective of the lagging effect that the regional economic environment has had on the local commercial markets and its impact on the credit profile of such a portfolio.

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

Adversely classified loans may be accruing or on non-accrual status and may be additionally designated as impaired or restructured, or some combination thereof.  Loans which are evaluated to be of weaker credit quality are reviewed on a more frequent basis by management.

The following tables present the Company's credit risk profile for each class of loan in its portfolio by internally assigned risk rating category at the periods indicated.

	September 30, 2014
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$9,865	$1,207	$30	$832,546	$843,648
Commercial and industrial	11,242	49	90	385,609	396,990
Commercial construction	2,983	—	—	139,369	142,352
Residential	2,050	—	—	141,775	143,825
Home equity	495	—	—	77,488	77,983
Consumer	40	—	—	9,614	9,654
Total gross loans	$26,675	$1,256	$120	$1,586,401	$1,614,452

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2013
	Adversely Classified			Not Adversely
(Dollars in thousands)	Substandard	Doubtful	Loss	Classified	Gross Loans
Commercial real estate	$13,545	$1,266	$—	$805,488	$820,299
Commercial and industrial	7,908	51	236	348,861	357,056
Commercial construction	3,358	—	—	129,149	132,507
Residential	1,012	—	—	131,709	132,721
Home equity	500	—	—	73,854	74,354
Consumer	40	—	—	8,603	8,643
Total gross loans	$26,363	$1,317	$236	$1,497,664	$1,525,580

The minor shift in adversely classified loan balances amongst the categories since the prior period was due to a variety of activity including: credit rating upgrades, primarily in commercial real estate; payoffs; the foreclosure sale of underlying collateral with payoff on a larger commercial real estate relationship; and charge-offs, primarily commercial real estate and commercial and industrial loans; partially offset by additional credit downgrades, particularly in commercial and industrial and residential mortgage loans during the period.
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
 The following tables present age analysis of past due loans as of the dates indicated.

Balance at September 30, 2014
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$4,265	$2,902	$8,028	$15,195	$828,453	$843,648
Commercial and industrial	1,638	540	5,865	8,043	388,947	396,990
Commercial construction	3,833	68	669	4,570	137,782	142,352
Residential	537	685	1,677	2,899	140,926	143,825
Home equity	29	—	276	305	77,678	77,983
Consumer	18	13	25	56	9,598	9,654
Total gross loans	$10,320	$4,208	$16,540	$31,068	$1,583,384	$1,614,452

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Balance at December 31, 2013
(Dollars in thousands)	Loans 30-59 Days Past Due	Loans 60-89 Days Past Due	Loans 90 or More Days Past Due (non- accrual)	Total Past Due Loans	Current Loans	Gross Loans
Commercial real estate	$1,142	$1,575	$10,561	$13,278	$807,021	$820,299
Commercial and industrial	680	908	5,743	7,331	349,725	357,056
Commercial construction	196	—	1,118	1,314	131,193	132,507
Residential	1,110	127	633	1,870	130,851	132,721
Home equity	211	10	281	502	73,852	74,354
Consumer	106	18	10	134	8,509	8,643
Total gross loans	$3,445	$2,638	$18,346	$24,429	$1,501,151	$1,525,580

At September 30, 2014 and December 31, 2013, all loans 90 days or more past due were carried as non-accrual. Included in the consumer non-accrual numbers in the table above were $16 thousand and $3 thousand of overdraft deposit account balances 90 days or more past due at September 30, 2014 and December 31, 2013, respectively. Total non-performing loans amounted to $16.5 million and $18.3 million at September 30, 2014 and December 31, 2013, respectively. Non-accrual loans which were not adversely classified amounted to $229 thousand at September 30, 2014 and $577 thousand at December 31, 2013. These balances primarily represented the guaranteed portions of non-performing SBA loans. The majority of the non-accrual loan balances were also carried as impaired loans during the periods noted, and are discussed further below. The increase in loans 30-59 days past due occurred within the commercial portfolios at September 30, 2014, with the majority of these loans having subsequent payments made by mid-October.

The ratio of non-accrual loans to total loans amounted to 1.03% at September 30, 2014, 1.20% at December 31, 2013, and 1.35% at September 30, 2013.

At September 30, 2014, additional funding commitments for loans on non-accrual status totaled $100 thousand. The Company’s obligation to fulfill the additional funding commitments on non-accrual loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion.

Impaired Loans

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with the original contractual terms will be collected.  Impaired loans may be included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired.  Impaired loans include troubled debt restructured ("TDR") loans.  Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

Management does not set any minimum delay of payments as a factor in reviewing for impaired classification.  Management considers the individual payment status, net worth and earnings potential of the borrower, and the value and cash flow of the collateral as factors to determine if a loan will be paid in accordance with its contractual terms. An impaired or TDR loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition. Consistent with the criteria for returning non-accrual loans to accrual status, the expectation of the borrower's ability to continue to service the loan in accordance the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at, or greater than, a market rate for a similar credit at the time of modification is assessed.

Impaired loans are individually evaluated for credit loss and a specific allowance reserve is assigned for the amount of the estimated credit loss.  Refer to heading “Allowance for probable loan losses methodology” contained in Note 4 “Allowance For Loan Losses,” to the Company’s consolidated financial statements contained in the Company’s 2013 Annual Report on Form 10-K for further discussion of management’s methodology used to estimate specific reserves for impaired loans.

Total impaired loans amounted to $29.6 million and $29.8 million, at September 30, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $13.5 million and $11.9 million at September 30, 2014 and

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.1 million and $17.9 million as of September 30, 2014 and December 31, 2013, respectively.

The following tables set forth the recorded investment in impaired loans and the related specific allowance allocated as of the dated indicated.

Balance at September 30, 2014
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$16,040	$13,940	$13,306	$634	$110
Commercial and industrial	11,986	10,877	4,046	6,831	2,198
Commercial construction	3,125	2,900	1,082	1,818	690
Residential	1,699	1,625	1,375	250	103
Home equity	208	205	—	205	46
Consumer	22	22	—	22	22
Total	$33,080	$29,569	$19,809	$9,760	$3,169

Balance at December 31, 2013
(Dollars in thousands)	Unpaid contractual principal balance	Total recorded investment in impaired loans	Recorded investment with no allowance	Recorded investment with allowance	Related specific allowance
Commercial real estate	$17,420	$15,139	$12,105	$3,034	$507
Commercial and industrial	12,220	10,579	4,902	5,677	2,901
Commercial construction	3,464	3,358	1,426	1,932	830
Residential	673	619	365	254	107
Home equity	110	108	—	108	31
Consumer	23	23	—	23	23
Total	$33,910	$29,826	$18,798	$11,028	$4,399

The reduction in related specific reserves on impaired loans was due primarily to increases in estimated current realizable collateral values and current charge-offs of previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values, partially offset by additional reserves for newly impaired loans during the period.

The following table presents the average recorded investment in impaired loans and the related interest recognized during the three month periods indicated.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$14,224	$75	$15,405	$42
Commercial and industrial	10,279	40	9,081	23
Commercial construction	3,174	27	3,540	17
Residential	1,294	(2)	741	3
Home equity	243	(1)	109	—
Consumer	25	1	18	1
Total	$29,239	$140	$28,894	$86

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents the average recorded investment in impaired loans and the related interest recognized during the nine month periods indicated.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
Commercial real estate	$13,913	$169	$18,572	$191
Commercial and industrial	10,482	120	9,312	77
Commercial construction	3,243	79	3,114	50
Residential	1,032	1	785	7
Home equity	215	(1)	119	—
Consumer	25	1	17	1
Total	$28,910	$369	$31,919	$326

At September 30, 2014, additional funding commitments for impaired loans totaled $167 thousand. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

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

Total TDR loans, included in the impaired loan figures above, as of September 30, 2014 and December 31, 2013, were $20.7 million and $20.9 million, respectively. TDR loans on accrual status amounted to $13.0 million and $11.4 million at September 30, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $7.7 million and $9.5 million at September 30, 2014 and December 31, 2013, respectively. The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

At September 30, 2014, additional funding commitments for TDR loans totaled $75 thousand. The Company's obligation to fulfill the additional funding commitments on TDR loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as trouble debt restructurings during the three month period ended September 30, 2014 are detailed below.

	Three months ended September 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	2	$1,429	$1,429
Commercial and industrial	2	43	43
Commercial construction	—	—	—
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	4	$1,472	$1,472

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the periods noted are detailed below.

Three months ended September 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	—	—
Commercial construction	—	—
Residential	1	126
Home Equity	—	—
Consumer	—	—
Total	1	$126

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructurings during the nine month period ended September 30, 2014 are detailed below.

	Nine months ended September 30, 2014
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	3	$1,979	$1,979
Commercial and industrial	8	268	263
Commercial construction	—	—	—
Residential	1	124	122
Home equity	1	73	73
Consumer	—	—	—
Total	13	$2,444	$2,437

Loans modified as troubled debt restructurings within the preceding twelve month period for which there was a subsequent payment default during the period noted are detailed below.

	Nine months ended September 30, 2014
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	—	$—
Commercial and industrial	1	66
Commercial construction	—	—
Residential	1	126
Home Equity	—	—
Consumer	—	—
Total	2	$192

At September 30, 2014, there were specific reserves of $45 thousand allocated to the TDRs entered into during the 2014 period as management considered it likely the majority of principal would ultimately be collected. Interest payments received on non-accruing TDRs in the table above which were applied to principal and not recognized in interest income during the nine months ended September 30, 2014 amounted to $5 thousand.

There were subsequent charge-offs of $66 thousand associated with the TDRs noted in the table above during the nine months ended September 30, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructurings during the three month period ended September 30, 2013 are detailed below.

	Three months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$342	$291
Commercial and industrial	1	89	42
Commercial construction	1	769	769
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	3	$1,200	$1,102

There were no loans modified as troubled debt restructurings within the twelve month period previous to September 30, 2013 for which there was a subsequent payment default during the three months ended September 30, 2013.

Loans modified as troubled debt restructurings during the nine month period ended September 30, 2013 are detailed below.

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of restructurings	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment
Commercial real estate	1	$342	$291
Commercial and industrial	2	189	104
Commercial construction	1	769	769
Residential	—	—	—
Home equity	—	—	—
Consumer	—	—	—
Total	4	$1,300	$1,164

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Loans modified as troubled debt restructuring within the twelve month period previous to September 30, 2013 for which there was a subsequent payment default during the period noted are detailed below.

	Nine months ended September 30, 2013
(Dollars in thousands)	Number of TDRs that defaulted	Post- modification outstanding recorded investment
Commercial real estate	1	$137
Commercial and industrial	1	62
Commercial construction	1	31
Residential	—	—
Home Equity	—	—
Consumer	—	—
Total	3	$230

There were subsequent charge-offs of $38 thousand associated with the TDRs noted in the table above during the nine months ended September 30, 2013.  Included in the table above were two TDRs which defaulted, with total post modification outstanding balances of $168 thousand, and were subsequently transferred to OREO during the September 30, 2013 period. At September 30, 2013, specific reserves allocated to the TDRs entered into during the 2013 period amounted to $80 thousand, as management considered it likely that the majority of principal would ultimately be collected.

Other Real Estate Owned

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO. When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of any unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell. Any loan balance in excess of the estimated realizable fair value on the date of transfer is charged to the allowance for loan losses on that date. All costs incurred thereafter in maintaining the property, as well as subsequent declines in fair value, are charged to non-interest expense.

The carrying value of OREO at September 30, 2014 was $861 thousand and consisted of three properties; and as of December 31, 2013 was $114 thousand and consisted of one property. During the nine months ended September 30, 2014, two properties were added to OREO. There were no sales or subsequent write-down of OREO during the nine months ended September 30, 2014. There were $121 thousand of gains realized on OREO sales during the nine months ended September 30, 2013 and a subsequent write-down of $23 thousand was recorded during that period.

Allowance for Loan Loss Activity

The allowance for loan losses is established through a provision for loan losses, a direct charge to earnings.  Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely.  Recoveries on loans previously charged-off are credited to the allowance.

The allowance for loan losses amounted to $27.0 million at both September 30, 2014 and December 31, 2013 compared to $26.0 million at September 30, 2013. The allowance for loan losses to total loans ratio was 1.68% at September 30, 2014 compared to 1.77% at both December 31, 2013 and September 30, 2013. The decline in the overall allowance to total loan ratio at September 30, 2014 primarily resulted from the increase in the outstanding loan balances and a reduction in specific reserves. Specific reserves declined due to current charge-offs, the majority of which were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values, partially offset by additional reserves for newly impaired loans during the period.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the heading "Credit Quality Indicators," management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended September 30, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2014	$13,065	$7,550	$3,741	$1,266	$685	$221	$26,528
Provision	154	664	(90)	(38)	36	39	765
Recoveries	—	286	17	—	1	2	306
Less: Charge offs	92	256	134	46	27	15	570
Ending Balance at September 30, 2014	$13,127	$8,244	$3,534	$1,182	$695	$247	$27,029

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2014, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2013	$13,174	$8,365	$3,493	$1,057	$653	$225	$26,967
Provision	248	512	128	171	68	38	1,165
Recoveries	—	510	47	—	1	24	582
Less: Charge offs	295	1,143	134	46	27	40	1,685
Ending Balance at September 30, 2014	$13,127	$8,244	$3,534	$1,182	$695	$247	$27,029
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$110	$2,198	$690	$103	$46	$22	$3,169
Allotted to loans collectively evaluated for impairment	$13,017	$6,046	$2,844	$1,079	$649	$225	$23,860

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Changes in the allowance for loan losses by segment for the three months ended September 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at June 30, 2013	$13,020	$7,633	$3,154	$1,033	$682	$149	$25,671
Provision	162	422	28	(24)	(34)	29	583
Recoveries	34	15	—	—	—	3	52
Less: Charge offs	192	70	—	36	—	9	307
Balance at September 30, 2013	$13,024	$8,000	$3,182	$973	$648	$172	$25,999

Changes in the allowance for loan losses by segment for the nine months ended September 30, 2013, are presented below:

(Dollars in thousands)	Cmml Real Estate	Cmml and Industrial	Cmml Constr	Resid. Mortgage	Home Equity	Consumer	Total
Beginning Balance at December 31, 2012	$11,793	$7,297	$3,456	$854	$728	$126	$24,254
Provision	1,342	850	(324)	27	(57)	62	1,900
Recoveries	95	56	50	128	21	9	359
Less: Charge offs	206	203	—	36	44	25	514
Ending Balance at September 30, 2013	$13,024	$8,000	$3,182	$973	$648	$172	$25,999
Ending allowance balance:
Allotted to loans individually evaluated for impairment	$544	$2,602	$875	$68	$34	$18	$4,141
Allotted to loans collectively evaluated for impairment	$12,480	$5,398	$2,307	$905	$614	$154	$21,858

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

The total net periodic benefit cost, which was comprised of interest cost only, was $36 thousand for the three months ended September 30, 2014, compared to $33 thousand for the three months ended September 30, 2013. Year-to-date total net periodic benefit cost, comprised of interest cost only, was $107 thousand for the nine months ended September 30, 2014, compared to $100 thousand for the nine months ended September 30, 2013.

Benefits paid amounted to $69 thousand for both the three month periods ended September 30, 2014 and September 30, 2013 and $207 thousand for both the nine month periods ended September 30, 2014 and September 30, 2013. The Company anticipates accruing an additional $36 thousand to the plan during the remainder of 2014.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Supplemental Life Insurance

For certain senior and executive officers on whom the Bank owns bank owned life insurance ("BOLI"), the Company has provided supplemental life insurance through split-dollar life insurance arrangements, which provides a death benefit to the officer’s designated beneficiaries.

The Company has recognized a liability for future benefits associated with the supplemental life insurance plan, which is a non-qualified plan, which provides a benefit to an employee that extends to postretirement periods. This plan represents a direct liability of the Company, and as such has no specific assets set aside to settle the benefit obligation.  The funded status is the aggregate amount accrued, or the “Accumulated Postretirement Benefit Obligation,” which is the present value of the post- retirement benefits associated with this arrangement.

The total net periodic benefit cost, which was comprised of interest cost only, amounted to $19 thousand and $55 thousand for the three and nine months ended September 30, 2014, respectively, compared to $18 thousand and $54 thousand for the three and nine months ended September 30, 2013, respectively.

(6)	Stock-Based Compensation

The Company has individual stock incentive plans and has not changed the general terms and conditions of these plans from those disclosed in the Company’s 2013 Annual Report on Form 10-K.

The Company’s stock-based compensation expense includes stock options and stock awards to officers and other employees included in salary and benefits expense, and stock awards and stock compensation in lieu of cash fees to directors included in other operating expenses.  Total stock-based compensation expense was $409 thousand and $1.3 million for the three and nine months ended September 30, 2014, respectively, compared to $380 thousand and $1.2 million for the three and nine months ended September 30, 2013, respectively.

Stock Option Awards

The Company recognized stock-based compensation expense related to stock option awards of $87 thousand and $277 thousand for the three and nine months ended September 30, 2014, respectively, compared to $75 thousand and $344 thousand for the three and nine months ended September 30, 2013, respectively.

The table below provides a summary of the options granted, fair value, the fair value as a percentage of the market value of the stock at the date of grant and the average assumptions used in the model for the options granted in 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Options granted	31,229	44,475
Term in years	10	10
Average assumptions used in the model:
Expected volatility	47%	48%
Expected dividend yield	2.88%	2.99%
Expected life in years	7	7
Risk-free interest rate	2.19%	1.30%
Market price on date of grant	$20.29	$16.46
Per share weighted average fair value	$8.32	$6.58
Fair value as a percentage of market value at grant date	41%	40%

Options granted during the first nine months of 2014 and 2013 vest 50% in year two and 50% in year four, on the anniversary date of the awards. Vested options are only exercisable while the employee remains employed with the Bank and for a limited time thereafter. If a grantee’s employment or other service relationship, such as service as a director, is terminated for any

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

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

Stock Awards

Stock-based compensation expense recognized in association with stock awards amounted to $278 thousand and $868 thousand for the three and nine months ended September 30, 2014, respectively, compared to $265 thousand and $746 thousand for the three and nine months ended September 30, 2013, respectively.

In January 2014, the Company granted 2,142 shares of fully vested stock to employees as anniversary awards at a grant date fair market value of $20.95 per share.

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

The table below provides a summary of restricted stock awards granted in 2014 and 2013.

	Nine Months Ended September 30,
Restricted Stock Awards	2014	2013
Two Year Vesting	6,660	6,146
Four Year Vesting	19,167	25,325
Performance-Based Vesting	33,017	47,735
Total Restricted Stock Awards	58,844	79,206

Weighted average grant date fair value	$20.29	$16.45

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

Stock in Lieu of Directors’ Fees

In addition to restricted stock awards discussed above, the members of the Company’s Board of Directors may opt to receive newly issued shares of the Company’s common stock in lieu of cash compensation for attendance at Board and Board Committee meetings.  Stock-based compensation expense related to directors’ election to receive shares of common stock in lieu of cash fees for meetings amounted to $44 thousand and $180 thousand for the three and nine months ended September 30, 2014, respectively, compared to $40 thousand and $149 thousand for the three and nine months ended September 30, 2013, respectively. In January 2014, directors were issued 11,136 shares of common stock in lieu of cash fees based on their 2013 annual stock-based compensation expense of $194 thousand and a market value price of $17.43 per share, the market value of the common stock on the opt-in measurement date of January 2, 2013.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

(7)	Earnings per share

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

The table below presents the increase in average shares outstanding, using the treasury stock method, for the diluted earnings per share calculation for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	10,143,055	9,932,060	10,099,593	9,824,984
Dilutive shares	85,446	94,528	84,671	84,035
Diluted weighted average common shares outstanding	10,228,501	10,026,588	10,184,264	9,909,019

For the nine months ended September 30, 2014, there were an additional 22,776 average stock options outstanding, which were excluded from the year-to-date calculation of diluted earnings per share due to the exercise price of these options exceeding the average market price of the Company’s common stock for the period.  These options, which were not dilutive at that date, may potentially dilute earnings per share in the future.

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

The following tables summarize significant assets and liabilities carried at fair value and placement in the fair value hierarchy at the dates specified:

	September 30, 2014	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$221,648	$—	$221,648	$—
Equity securities	15,105	15,105	—	—
FHLB Stock	3,357	—	—	3,357
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	5,790	—	—	5,790
Other real estate owned	861	—	—	861

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

	December 31, 2013	Fair Value Measurements using:
(Dollars in thousands)	Fair Value	(level 1)	(level 2)	(level 3)
Assets measured on a recurring basis:
Fixed income securities	$202,201	$—	$202,201	$—
Equity securities	13,168	13,168	—	—
FHLB Stock	4,324	—	—	4,324
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	6,542	—	—	6,542
Other real estate owned	114	—	—	114

The Company did not have cause to transfer any assets between the fair value measurement levels during the nine months ended September 30, 2014 or the year ended December 31, 2013. There were no liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2014 or December 31, 2013.

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

Impaired loan balances in the table above represent those collateral dependent impaired commercial loans where management has estimated the credit loss by comparing the loan’s carrying value against the expected realizable fair value of the collateral (appraised value or internal analysis less estimated cost to sell, adjusted as necessary for changes in relevant valuation factors subsequent to the measurement date).  Certain inputs used in these assessments, and possible subsequent adjustments, are not always observable, and therefore, collateral dependent impaired loans are categorized as Level 3 within the fair value hierarchy.  A specific allowance is assigned to the collateral dependent impaired loan for the amount of management’s estimated credit loss.  The specific allowances assigned to the collateral dependent impaired loans at September 30, 2014 amounted to $2.4 million compared to $3.2 million at December 31, 2013.

Real estate acquired by the Company through foreclosure proceedings or the acceptance of a deed in lieu of foreclosure is classified as OREO.  When property is acquired, it is generally recorded at the lesser of the loan’s remaining principal balance, net of unamortized deferred fees, or the estimated fair value of the property acquired, less estimated costs to sell.  The estimated fair value is based on market appraisals and the Company’s internal analysis.  Certain inputs used in appraisals or the Company's internal analysis, are not always observable, and therefore, OREO may be categorized as Level 3 within the fair value hierarchy. There were no sales of OREO during the nine months ended September 30, 2014. There were $121 thousand of gains realized on OREO sales during the nine months ended September 30, 2013 and a subsequent write-down of $23 thousand was recorded during that period.

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The following table presents additional quantitative information about assets measured at fair value on a recurring and non-recurring basis for which the Company utilized Level 3 inputs (significant unobservable inputs for situations in which there is little, if any, market activity for the asset or liability) to determine fair value as of September 30, 2014.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Unobservable Input Value or Range
Assets measured on a recurring basis:
FHLB Stock	$3,357	FHLB Stated Par Value	N/A	N/A
Assets measured on a non-recurring basis:
Impaired loans (collateral dependent)	$5,790	Appraisal of collateral	Appraisal adjustments (1)	5% - 50%
Other real estate owned	$861	Appraisal of collateral	Appraisal adjustments (1)	0% - 30%

(1)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

Other Guarantees and Commitments

Standby letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance by a customer to a third party.  The fair value of these commitments was estimated to be the fees charged to enter into similar agreements, and accordingly these fair value measures are deemed to be FASB Level 2 measurements.  In accordance with the FASB, the estimated fair values of these commitments are carried on the balance sheet as a liability and amortized to income over the life of the letters of credit, which are typically one year.  The estimated fair value of these commitments carried on the balance sheet at September 30, 2014 and December 31, 2013 were deemed immaterial.

Interest rate lock commitments related to the origination of mortgage loans that will be sold are considered derivative instruments.  The commitments to sell loans are also considered derivative instruments. The Company generally does not pool mortgage loans for sale, but instead, sells the loans on an individual basis. To reduce the net interest rate exposure arising from its loan sale activity, the Company enters into the commitment to sell these loans at essentially the same time that the interest rate lock commitment is quoted on the origination of the loan. The Company estimates the fair value of these derivatives based on current secondary mortgage market prices.  These commitments represent the Company’s only derivative instruments and are accounted for in accordance with FASB guidance.  The fair values of the Company’s derivative instruments are deemed to be FASB Level 2 measurements. At September 30, 2014 and December 31, 2013, the estimated fair value of the Company’s derivative instruments was considered to be immaterial.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

Financial liabilities: The fair values of certificates of deposit and borrowings were estimated using discounted cash flow analysis using rates offered by the Bank, or advance rates offered by the FHLB on September 30, 2014 and December 31, 2013 for similar instruments.  The fair value of junior subordinated debentures was estimated using discounted cash flow analysis using a market rate of interest at September 30, 2014 and December 31, 2013.

Limitations:  The estimates of fair value of financial instruments were based on information available at September 30, 2014 and December 31, 2013 and are not indicative of the fair market value of those instruments as of the date of this report.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. The fair value of the Company's time deposit liabilities do not take into consideration the value of the Company's long-term relationships with depositors, which may have significant value.

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

Table of Contents	ENTERPRISE BANCORP, INC. Notes to the Unaudited Consolidated Interim Financial Statements

The carrying values, estimated fair values and placement in the fair value hierarchy of the Company’s financial instruments(1) for which fair value is only disclosed but not recognized on the balance sheet at the dates indicated are summarized as follows:

	September 30, 2014		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,645	$1,645	$—	$1,645	—
Loans, net	1,585,745	1,606,731	—	—	1,606,731
Financial liabilities:
Certificates of deposit (including brokered)	271,298	269,999	—	269,999	—
Borrowed funds	1,004	1,004	—	1,004	—
Junior subordinated debentures	10,825	12,629	—	—	12,629

	December 31, 2013		Fair value measurement
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1 inputs	Level 2 Inputs	Level 3 Inputs
Financial assets:
Loans held for sale	$1,255	$1,255	$—	$1,255	—
Loans, net	1,497,089	1,516,809	—	—	1,516,809
Financial liabilities:
Certificates of deposit (including brokered)	251,650	250,045	—	250,045	—
Borrowed funds	36,534	36,535	—	36,535	—
Junior subordinated debentures	10,825	11,358	—	—	11,358

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

Management’s discussion and analysis should be read in conjunction with the Company’s (also referred to herein as “Enterprise,” “us,” “we” or “our”) unaudited consolidated interim financial statements and notes thereto contained in this report and the consolidated financial statements and notes thereto contained in the Company’s 2013 Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements concerning plans, objectives, future events or performance and assumptions and other statements that are other than statements of historical fact. Forward-looking statements may be identified by reference to a future period or periods or by use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,” “pursue,” “views” and similar terms or expressions. Various statements contained in Item 2 - “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 3 - “Quantitative and Qualitative Disclosures About Market Risk,” including, but not limited to, statements related to management's views on the banking environment and the economy, competition and market expansion opportunities, the interest rate environment, credit risk and the level of future non-performing assets and charge-offs, potential asset and deposit growth, future non-interest expenditures and non-interest income growth, and borrowing capacity are forward-looking statements. The Company wishes to caution readers that such forward-looking statements reflect numerous assumptions and involve a number of risks and uncertainties that may adversely affect the Company's future results. The forward-looking statements in this report are based on information available to the Company as of the date of this report and the Company undertakes no obligation to publicly update or otherwise revise any forward-looking statement, whether as a result of new information, future events or otherwise. The following important factors, among others, could cause the Company's results for subsequent periods to differ materially from those expressed in any forward-looking statement made herein: (i) changes in interest rates could negatively impact net interest income; (ii) changes in the business cycle and downturns in the local, regional or national economies, including deterioration in the local real estate market, could negatively impact credit and/or asset quality and result in credit losses and increases in the Company's allowance for loan losses; (iii) changes in consumer spending could negatively impact the Company's credit quality and financial results; (iv) increasing competition from larger regional and out-of-state banking organizations as well as non-bank providers of various financial services could adversely affect the Company's competitive position within its market area and reduce demand for the Company's products and services; (v) deterioration of securities markets could adversely affect the value or credit quality of the Company's assets and the availability of funding sources necessary to meet the Company's liquidity needs; (vi) changes in technology, including the increased cyber-security risk and identity theft could adversely impact the Company's operations and increase technology-related expenditures; (vii) increases in employee compensation and benefit expenses could adversely affect the Company's financial results; (viii) changes in laws and regulations that apply to the Company's business and operations, including without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the Jumpstart Our Business Startups Act (the "JOBS Act"), the Basel III rules adopted by the federal banking regulators and the additional regulations that will be forthcoming as a result thereof, could adversely affect the Company's business environment, operations and financial results; (ix) changes in accounting standards, policies and practices, as may be adopted or established by the regulatory agencies, the Financial Accounting Standards Board (the “FASB”) or the Public Company Accounting Oversight Board could negatively impact the Company's financial results; (x) our ability to enter new markets successfully and capitalize on growth opportunities; (xi) future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau; and (xii) some or all of the risks and uncertainties described in Item 1A of the Company’s 2013 Annual Report on Form 10-K could be realized, which could have a material adverse effect on the Company’s business, financial condition and results of operation.  Therefore, the Company cautions readers not to place undue reliance on any such forward-looking information and statements.

Overview

Executive Summary

The Company continues to focus on organic growth while continually planning for our future by investing in our branch network, technology, progressive product capabilities and, most importantly, in our Enterprise team, our customers and our communities.

Net income for the three months ended September 30, 2014 amounted to $3.8 million, an increase of $298 thousand, or 8%, compared to the same three-month period in 2013. Diluted earnings per share was $0.37 for the three months ended September 30, 2014 and $0.35 for the same period ended September 30, 2013, an increase of 6%. Net income for the nine months ended September 30, 2014 amounted to $10.7 million, an increase of $606 thousand, or 6%, compared to the same nine-month period in 2013. Diluted earnings per share was $1.05 for the nine months ended September 30, 2014 and $1.01 for the same period ended September 30, 2013, an increase of 4%.

As of September 30, 2014, both loans and deposits, excluding brokered deposits, have increased 6% since December 31, 2013. On an annualized basis, both loans and deposits, excluding brokered deposits, have increased 8% through the first nine months of 2014. Our growth and operating results continue to be driven by our dedicated Enterprise team through active community involvement, relationship building and a customer-focused mindset, as well as our comprehensive and progressive product and service offerings and market expansion.

The Company's growth has contributed to increases in net interest income and non-interest expenses in both the current quarter and year-to-date periods, and also to an increase in non-interest income in the current quarter, as compared to the same periods in 2013. Current year-to-date net income benefited from a lower loan loss provision, while the current quarterly results were impacted by an increase in the loan loss provision, as compared to the same periods in 2013.

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

Net interest income for the three months ended September 30, 2014 amounted to $18.1 million, an increase of $1.5 million, or 9%, compared to the same period in 2013. Net interest income for the nine months ended September 30, 2014 amounted to $52.5 million, an increase of $3.9 million, or 8%, compared to the same period in 2013. This increase in net interest income was primarily due to loan growth, mainly in commercial real estate loans, partially offset in the year-to-date period by a decrease in tax equivalent net interest margin (“margin”). Average loan balances (including loans held for sale) increased $138.3 million and $142.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Net interest margin was 4.02% for the quarter ended September 30, 2014, which is relatively consistent with the quarterly margin of 4.04% at both June 30, 2014 and December 31, 2013 and flat compared to September 30, 2013. Net interest margin was 4.03% for the nine months ended September 30, 2014, compared to 4.09% for the nine months ended September 30, 2013.

For the quarters ended September 30, 2014 and 2013, the provision for loan losses amounted to $765 thousand and $583 thousand, respectively. For the nine months ended September 30, 2014 and 2013, the provision for loan losses amounted to $1.2 million and $1.9 million, respectively. In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. The level of loan growth for the nine months ended September 30, 2014 was $88.7 million, compared to $113.0 million during the same period in 2013. Total non-performing assets as a percentage of total assets declined to 0.89% at September 30, 2014, compared to 1.09% at September 30, 2013. For the nine months ended September 30, 2014, the Company recorded net charge-offs of $1.1 million compared to net charge-offs of $155 thousand for the nine months ended September 30, 2013. The majority of the current charge-offs were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves, in addition to a lower level of loan growth in the current year, contributed to the declines in the year-to-date provision for loan losses and the overall allowance to total loan ratio at September 30, 2014, compared to the prior year. The increase in the provision for loan losses in the current quarter compared to the same quarter in 2013 reflects additional reserves for newly impaired loans. The allowance for loan losses to total loans ratio was 1.68% at September 30, 2014 and 1.77% at December 31, 2013. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves.
For further information regarding loan quality statistics and the allowance for loan losses, see the sections below under the heading "Financial Condition" titled "Asset Quality" and "Allowance for Loan Losses."

Non-interest income for the three months ended September 30, 2014 amounted to $3.5 million, an increase of $372 thousand, or 12%, compared to the same period in 2013. Non-interest income for the nine months ended September 30, 2014 amounted $10.3 million, a decrease of $77 thousand, or 1%, compared to the same period in 2013. The increase in non-interest income for the quarter was primarily due to increases in net gains on sales of investment securities, investment advisory fee income and other income, primarily fee income from banking products and services. The year-to-date decrease in non-interest income primarily resulted from lower levels of both gains on sales of loans and net gains on sales of investment securities, partially offset by increases in investment advisory fee income, deposit and interchange fee income and other income, primarily fee income from banking products and services. In the prior year-to-date period, other income also included gains on OREO sales.

Non-interest expense for the quarter ended September 30, 2014 amounted to $15.1 million, an increase of $1.3 million, or 10%, compared to the same period in the prior year. For the nine months ended September 30, 2014, non-interest expense amounted to $45.4 million, an increase of $3.7 million, or 9%, over the same period in the prior year. Increased expenses over the prior year related to salaries and benefits, occupancy, technology and other operating expenses primarily due to the Company's strategic growth initiatives.

Sources and Uses of Funds

The Company’s primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") borrowings, current earnings and proceeds from the sales, maturities and pay-downs on loans and investment securities.  The Company may also, from time to time, utilize brokered deposits and overnight borrowings from correspondent banks to provide additional funding sources and to aid in the Company's asset liability and interest rate risk positioning. Additionally, funding for the Company may be generated through equity transactions including the dividend reinvestment and direct stock purchase plan, exercise of stock options, and occasionally the sale of new stock. These funds are used to originate loans, purchase investment securities, conduct operations, expand the branch network, and pay dividends to shareholders.

The investment portfolio is primarily used to provide liquidity, manage the Company’s asset-liability position and to invest excess funds. Total investments, one of the key components of earning assets, amounted to $236.8 million at September 30, 2014, and comprised 12% of total assets at both September 30, 2014 and December 31, 2013. Since December 31, 2013, investments have increased $21.4 million, or 10%.

Enterprise's main asset strategy is to grow loans, the largest component of earning assets, with a focus on high quality commercial loans.  Total loans increased $88.7 million, or 6%, since December 31, 2013 and amounted to $1.61 billion at September 30, 2014, comprising 82% of total assets at both September 30, 2014 and December 31, 2013. Total commercial loans amounted to $1.38 billion, or 86% of gross loans, at September 30, 2014, which was consistent with the composition at December 31, 2013.

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

At September 30, 2014, deposits, excluding brokered deposits, amounted to $1.68 billion, an increase of $99.2 million, or 6%, from December 31, 2013 balances. Non-brokered deposit growth since December 31, 2013 was noted within the checking, primarily non-interest bearing accounts, and money market categories.

Wholesale funding amounted to $86.2 million at September 30, 2014, compared to $88.1 million at December 31, 2013, a decrease of $1.9 million. Wholesale funding included FHLB advances of $1.0 million and $36.5 million at September 30, 2014 and December 31, 2013, respectively, and brokered deposits of $85.2 million and $51.6 million at September 30, 2014 and December 31, 2013, respectively. Overnight FHLB advance balances have declined since year end as deposits have grown and the Company has utilized longer-term brokered CDs as an alternative strategic funding source.

Opportunities and Risks

The Company’s ability to achieve its long-term strategic growth and market share objectives will depend in part upon the Company’s continued success in differentiating itself in the market place and its ability to strengthen its competitive position.

Enterprise faces robust competition to retain and attract customers within existing and neighboring geographic markets.  National and larger regional banks have a local presence in the Company’s market area.  These larger banks have certain competitive advantages, including greater financial resources and the ability to make larger loans to a single borrower. Numerous local savings banks, commercial banks, cooperative banks and credit unions also compete in the Company’s market area.  The expanded commercial lending capabilities of credit unions and the shift to commercial lending by traditional savings banks means that both of these types of traditionally consumer-orientated institutions now compete for the Company’s targeted commercial customers.  In addition, the non-taxable status of credit unions allows them certain advantages as compared to taxable institutions such as Enterprise.  Competition for loans, deposits and cash management services, investment advisory assets, and insurance business also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, internet based banks and non-bank payment channels.  Consolidation within the industry, customer disenfranchisement with larger national/international banks, banks exiting certain business lines, and the cost of compliance with new government regulations are all expected to have an impact on the regional competitive market. Management actively seeks to strengthen its competitive position by capitalizing on the market opportunities and the continued pursuit of strategic growth within existing and neighboring geographic markets. Advances in, and the increased use of technology, such as internet and mobile banking, non-bank payment channels, electronic transaction processing and cyber-security, are expected to have a significant impact on the future competitive landscape confronting financial institutions.

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

The Company seeks to increase deposit share through continuous reviews of deposit product offerings, ancillary services and delivery channels, targeted to both business' and consumers' needs. These products and services are delivered by experienced local banking professionals who possess strong technical skills, and function as trusted advisors to clients. In addition, Enterprise carefully plans deposit expansion through new branch development, identifying offices strategically located to complement existing locations while expanding the Company's geographic market footprint. Branch expansion is aimed at achieving not only deposit market share growth, but also contributes to loan originations and generates referrals for investment advisory and wealth management, trust and insurance services, residential mortgages and cash management products.

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

Management continues to undertake significant strategic initiatives, including investments in employee training and development, marketing and public relations, technology and electronic delivery methods, and ongoing improvements and renovations of existing facilities.  Industry consolidation also provides management the opportunity to recruit experienced banking professionals with market knowledge who complement the Enterprise sales and service culture.  While management recognizes that such investments increase expenses in the short-term, Enterprise believes that such initiatives are a necessary investment in the long-term growth and earnings of the Company and are reflective of the opportunities in the current marketplace for community banks such as Enterprise. However, lower than expected return on these investments, such as slower than anticipated loan and deposit growth in new branches and/or lower than expected fee or other income generated from new technology or initiatives, could decrease anticipated revenues and net income on such investments in the future.

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

Federal banking agencies require the Company and the Bank to meet minimum capital requirements. For information regarding the current capital requirements applicable to the Company and the Bank and their respective capital levels at September 30, 2014, and the recently adopted changes to the regulatory capital framework, see the section entitled “Capital Resources” contained in this Item 2 below. At September 30, 2014, both the Company and the Bank were categorized as “well capitalized;” however, future unanticipated charges against capital, or changes in regulatory requirements such as Basel III discussed below, could impact those regulatory capital designations.

In addition, any further changes in government regulation or oversight, including the implementation by the federal regulatory agencies of the various requirements contained in the Dodd-Frank Act and rules under Basel III, could affect the Company in substantial and unpredictable ways, including, but not limited to, subjecting the Company to additional operating, governance and compliance costs, or potential loss of revenue due to the impact of an enhanced regulatory structure on the banking industry as a whole, such as requirements to hold higher amounts of capital, especially common equity, against risk-weighted assets. Although several significant aspects of the Dodd-Frank Act and the Basel III rule expressly apply only to larger, “systemically significant” institutions, they may have the potential to influence the Company's business decisions, while other parts of the legislation apply either directly, or potentially indirectly, to activities of community banks, such as Enterprise.

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

The Company's technology administration includes policies and guidelines for the design, procurement, installation, management and acceptable use of hardware, software and network devices. The Company's technology project standards are designed to provide risk based oversight, coordinate and communicate ideas, and to prioritize and manage project implementation in a manner consistent with corporate objectives.

The Company has implemented layered security approaches for all delivery channels to mitigate rising cyber-security risks. Management utilizes a combination of third party information security assessments, key technologies and ongoing internal evaluations to provide a level of protection of non-public personal information and to continually monitor and attempt to safeguard information on its operating systems and those of third party service providers.  The Company also utilizes firewall technology and a combination of software and third-party monitoring to detect intrusion, guard against unauthorized access, and continuously identify and prevent computer viruses on the Company’s information systems.

The Company has a third-party risk management program designed to provide a mechanism to enable management to determine what risk, if any, a particular vendor or customer exposes the Company to, and to rate and mitigate that risk by properly performing initial and ongoing due diligence when selecting or maintaining relationships with significant third-party providers and customers who in turn provide financial services or products to their own customers.

The Company’s Disaster Recovery and Business Continuity Program consists of the information and procedures required to enable a rapid recovery from an occurrence that would disable the Company’s operations for an extended period, due to circumstances such as: loss of personnel; loss of information and/or loss of access to information under various scenarios, including unintentional, malicious or criminal intentions; and loss of access to, or the physical destruction or damage of, facilities, infrastructure or systems. The plan, which is reviewed annually, establishes responsibility for assessing a disruption of business, contains alternative strategies for the continuance of critical business functions during an emergency situation, assigns responsibility for restoring services, and sets priorities by which critical services will be restored.  A bank-owned and maintained secondary data center location provides the Company auxiliary network processing capabilities and flexibility.

Any system of controls or contingency plan, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls and procedures will be met. Any breakdown in the integrity of these information systems, infrastructure, or cyber-security measures, or the Company's inability to identify, respond and correct such breakdown, could result in a loss of customer business, expose customers’ personal information to unauthorized parties, damage the Company’s reputation, subject the Company to increase costs and additional regulatory scrutiny, and expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

Financial Condition

Total assets increased $112.8 million, or 6%, since December 31, 2013, to $1.96 billion at September 30, 2014.  The balance sheet composition and changes since December 31, 2013 are discussed below.

Cash and cash equivalents

Cash and cash equivalents is comprised of cash on hand and cash items due from banks, interest-earning deposits (deposit accounts, excess cash balances, money markets, and money market mutual funds accounts) and fed funds sold. Cash and cash equivalents amounted to 3% of total assets at both September 30, 2014 and December 31, 2013.

Investments

At September 30, 2014, the carrying value of the investment portfolio amounted to $236.8 million an increase of $21.4 million, or 10%, since December 31, 2013.

The following table summarizes investments at the dates indicated:

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Federal agency obligations(1)	$54,338	22.9%	$55,543	25.8%	$63,184	32.3%
Federal agency mortgage backed securities (MBS)(1)	91,543	38.7%	79,650	37.0%	56,011	28.7%
Municipal securities	68,693	29.0%	61,954	28.8%	58,896	30.1%
Corporate bonds	7,074	3.0%	5,054	2.3%	4,731	2.4%
Certificates of deposits	—	—%	—	—%	687	0.4%
Total fixed income securities	221,648	93.6%	202,201	93.9%	183,509	93.9%
Equity investments	15,105	6.4%	13,168	6.1%	11,909	6.1%
Total available for sale investments at fair value	$236,753	100.0%	$215,369	100.0%	$195,418	100.0%
__________________________________________

(1)
These categories may include investments issued or guaranteed by government sponsored enterprises such as Fannie Mae (FNMA), Freddie Mac (FHLMC), Ginnie Mae (GNMA), Federal Farm Credit Bank, or one of several Federal Home Loan Banks.  All agency MBS/CMO investments owned by the Company are backed by residential mortgages.

Included in the federal agency MBS categories above were CMOs totaling $14.3 million, $17.4 million, and $18.9 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively.

During the nine months ended September 30, 2014, the total principal pay downs, calls and maturities amounted to $30.3 million and increased $16.6 million over the same period in the prior year, primarily as a result of investments that were called due to the current rate environment.  During the period, the Company purchased $74.0 million in securities. In addition, management sold investment securities with an amortized cost of approximately $23.5 million realizing net gains on sales of $830 thousand. In the first quarter of 2014, the gains were primarily in equity investments in order to capitalize on market opportunities. The net gains in the second and third quarters of 2014 were primarily in fixed income investments and resulted from the sale of shorter duration securities that the Company replaced through purchases of longer duration securities as part of the Bank's asset-liability management strategy.

Net unrealized gains on the investment portfolio amounted to $5.3 million at September 30, 2014 compared to $3.2 million at December 31, 2013 and $3.4 million at September 30, 2013.  Unrealized gains or losses will only be recognized in the statements of income if the investments are sold. However, should an investment be deemed “other than temporarily impaired,” the Company is required to write-down the fair value of the investment.   See Note 2, “Investment Securities,” and Note 8, “Fair Value Measurements,” to the Company’s unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company’s unrealized gains and losses on debt and equity securities, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized, and investments pledged as collateral, as well as the Company’s fair value measurements for available-for-sale securities.

Federal Home Loan Bank Stock

The Company is required to purchase stock of the FHLB in association with advances from the FHLB; this stock is classified as a restricted investment and carried at cost, which management believes approximates fair value.  The carrying amount of FHLB stock was $3.4 million for the period ended September 30, 2014, and $4.3 million at both December 31, 2013 and September 30, 2013. See Note 1, "Summary of Significant Accounting Policies," Item (d), “Restricted Investments,” to the Company’s unaudited consolidated interim financial statements contained in Item 1 above for further information regarding the Company’s investment in FHLB stock.

Loans

Total loans represented 82% of total assets as of September 30, 2014 and December 31, 2013.  Total loans increased $88.7 million, or 6%, compared to December 31, 2013, and $140.1 million, or 10%, since September 30, 2013.  The mix of loans within the portfolio remained relatively unchanged with commercial loans amounting to approximately 86% of gross loans, reflecting a continued focus on commercial loan growth.

The following table sets forth the loan balances by certain loan categories at the dates indicated and the percentage of each category to gross loans.

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$843,648	52.3%	$820,299	53.8%	$803,069	54.5%
Commercial and industrial	396,990	24.6%	357,056	23.4%	346,888	23.5%
Commercial construction	142,352	8.8%	132,507	8.6%	115,254	7.8%
Total commercial loans	1,382,990	85.7%	1,309,862	85.8%	1,265,211	85.8%
Residential mortgages	143,825	8.9%	132,721	8.7%	129,422	8.8%
Home equity loans and lines	77,983	4.8%	74,354	4.9%	72,832	4.9%
Consumer	9,654	0.6%	8,643	0.6%	6,706	0.5%
Total retail loans	231,462	14.3%	215,718	14.2%	208,960	14.2%

Gross loans	1,614,452	100.0%	1,525,580	100.0%	1,474,171	100.0%
Deferred fees, net	(1,678)		(1,524)		(1,475)
Total loans	1,612,774		1,524,056		1,472,696
Allowance for loan losses	(27,029)		(26,967)		(25,999)
Net loans	$1,585,745		$1,497,089		$1,446,697

Commercial real estate loans increased $23.3 million, or 3%, as of September 30, 2014, compared to December 31, 2013, and increased 5% compared to September 30, 2013.  Commercial real estate loans are typically secured by one-to-four and multi-family apartment buildings, office or mixed-use facilities, strip shopping centers or other commercial or industrial property.

Commercial and industrial loans increased by $39.9 million, or 11%, since December 31, 2013, and increased 14% as compared to September 30, 2013.  These loans include seasonal revolving lines of credit, working capital loans, equipment financing (including equipment leases), and term loans.  Also included in commercial and industrial loans are loans under various SBA programs.

Commercial construction loans increased by $9.8 million, or 7%, since December 31, 2013, and increased 24% as compared to September 30, 2013. Commercial construction loans include the development of residential housing and condominium projects, the development of commercial and industrial use property and loans for the purchase and improvement of raw land.

Retail loans increased by $15.7 million, or 7%, since December 31, 2013 and increased by $22.5 million, or 11%, since September 30, 2013.  The increase was primarily within the residential mortgage portfolio.

At September 30, 2014, commercial loan balances participated out to various banks amounted to $41.4 million, compared to $52.1 million at December 31, 2013, and $52.9 million at September 30, 2013.  These balances participated out to other institutions are not carried as assets on the Company’s financial statements. Commercial loans originated by other banks in which the Company is the participating institution are carried at the pro-rata share of ownership and amounted to $51.7 million, $34.5 million and $35.0 million at September 30, 2014, December 31, 2013, and September 30, 2013, respectively. In each case, the participating bank funds a percentage of the loan commitment and takes on the related risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks.

See Note 3, “Loans,” to the Company’s unaudited consolidated interim financial statements contained in Item 1 for information on loans serviced for others and loans pledged as collateral.

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

Impaired loans are individually significant loans for which management considers it probable that not all amounts due (principal and interest) in accordance with original contractual terms will be collected.  Impaired loans may be included within the non-accrual balances; however, not every loan in non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructure ("TDR"). Impaired loans exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment and loans that are measured at fair value, unless the loan is amended in a TDR.

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

A TDR or impaired loan classification will be considered for upgrade based on the borrower's sustained performance over time and their improving financial condition, consistent with the criteria for returning non-accrual loans to accrual status, the expectation of the borrower's ability to continue to service the loan in accordance with the original or modified terms and the collectability of the remaining balance, and in the case of TDR loans, an interest rate at or greater than a market rate for a similar credit at the time of modification.

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

Asset Quality

At September 30, 2014 and December 31, 2013, the Company had adversely classified loans (loans carrying “substandard,” “doubtful” or “loss” classifications) amounting to $28.1 million and $27.9 million, respectively.

Adversely classified loans which were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans amounted to $11.8 million at September 30, 2014 and $10.2 million at December 31, 2013.  The remaining balances of adversely classified loans were non-accrual loans, amounting to $16.3 million and $17.8 million at September 30, 2014 and December 31, 2013, respectively.  Non-accrual loans which were not adversely classified amounted to $229 thousand and $577 thousand at September 30, 2014 and December 31, 2013, respectively, and primarily represented the guaranteed portions of non-performing SBA loans.

The following table sets forth information regarding non-performing assets, TDR loans and delinquent loans 60-89 days past due as to interest or principal, held by the Company at the dates indicated:

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Commercial real estate	$8,028	$10,561	$11,276
Commercial and industrial	5,865	5,743	5,722
Commercial construction	669	1,118	1,950
Residential	1,677	633	648
Home equity	276	281	287
Consumer	9	7	4
Total non-accrual loans	16,524	18,343	19,887
Overdrafts > 90 days past due	16	3	11
Total non-performing loans	16,540	18,346	19,898
Other real estate owned (“OREO”)	861	114	114
Total non-performing assets	$17,401	$18,460	$20,012
Total Loans	$1,612,774	$1,524,056	$1,472,696
Accruing TDR loans not included above	$13,027	$11,438	$8,613
Delinquent loans 60-89 day past due	$4,208	$2,638	$612
Non-performing loans to total loans	1.03%	1.20%	1.35%
Non-performing assets to total assets	0.89%	1.00%	1.09%
Loans 60-89 days past due to total loans	0.26%	0.17%	0.04%
Adversely classified loans to total loans	1.74%	1.83%	1.77%
Allowance for loan losses	$27,029	$26,967	$25,999
Allowance for loan losses to Non-performing loans	163.42%	146.99%	130.66%
Allowance for loan losses to Total loans	1.68%	1.77%	1.77%

Total impaired loans amounted to $29.6 million and $29.8 million at September 30, 2014 and December 31, 2013, respectively.  Total accruing impaired loans amounted to $13.5 million and $11.9 million at September 30, 2014 and December 31, 2013, respectively, while non-accrual impaired loans amounted to $16.1 million and $17.9 million as of September 30, 2014 and December 31, 2013, respectively.

In management’s opinion, the majority of impaired loan balances at September 30, 2014 and December 31, 2013 were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at September 30, 2014, impaired loans totaling $19.8 million required no specific reserves and impaired loans totaling $9.8 million required specific reserve allocations of $3.2 million.  At December 31, 2013, impaired loans totaling $18.8 million required no specific reserves and impaired loans totaling $11.0 million required specific reserve allocations of $4.4 million.  Management closely monitors these relationships for collateral or credit deterioration.

Total TDR loans, included in the impaired loan figures above as of September 30, 2014 and December 31, 2013 were $20.7 million and $20.9 million, respectively.  TDR loans on accrual status amounted to $13.0 million and $11.4 million at September 30, 2014 and December 31, 2013, respectively. TDR loans included in non-performing loans amounted to $7.7 million and $9.5 million at September 30, 2014 and December 31, 2013, respectively.  The Company continues to work with commercial relationships and enters into loan modifications to the extent deemed to be necessary or appropriate while attempting to achieve the best mutual outcome given the current economic environment.

The carrying value of OREO at September 30, 2014 and December 31, 2013 was $861 thousand and $114 thousand, respectively, and consisted of three properties and one property, at those respective dates. During the nine months ended September 30, 2014, two properties were added to OREO. There were no sales or impairment write-downs on OREO during the current period.

During the nine months ended September 30, 2013, two properties were sold; there were gains of $121 thousand realized on those OREO sales; and subsequent impairment write-downs of $23 thousand during that period.

Management believes that the loan portfolio has experienced a level of modest credit stabilization compared to the 2013 periods, as indicated by the improving statistics related to adversely classified, non-accrual and impaired loans, and the low number and level of OREO properties held as of September 30, 2014. However, management believes that the general credit profile of the portfolio and individual commercial relationships has been and will continue to be affected by lagging effects that the economic environment has had on the regional and local commercial markets.

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

For the nine months ended September 30, 2014, the Company recorded net charge-offs of $1.1 million compared to net charge-offs $155 thousand for the nine months ended September 30, 2013. The majority of the current charge-offs were previously allocated specific reserves on commercial relationships for which management deemed collectability of amounts due was unlikely based on current realizable collateral values. This reduction in specific reserves, in addition to lower level of loan growth in the current year, contributed to the declines in the year-to-date provision for loan losses and the overall allowance to total loan ratio at September 30, 2014 compared to the prior year. Management continues to closely monitor the non-performing assets, charge-offs and necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.68% at September 30, 2014 and 1.77% at December 31, 2013.

Based on management’s judgment as to the existing credit risks inherent in the loan portfolio, as discussed above under the headings "Credit Risk" and "Asset Quality," management believes that the Company’s allowance for loan losses is deemed adequate to absorb probable losses from specifically known and other credit risks associated with the portfolio as of September 30, 2014.

The following table summarizes the activity in the allowance for loan losses for the periods indicated:

	Nine months ended September 30,
(Dollars in thousands)	2014	2013
Balance at beginning of year	$26,967	$24,254

Provision charged to operations	1,165	1,900
Recoveries on charged-off loans:
Commercial real estate	—	95
Commercial and industrial	510	56
Commercial construction	47	50
Residential	—	128
Home equity	1	21
Consumer	24	9
Total recoveries	582	359
Charged-off loans
Commercial real estate	295	206
Commercial and industrial	1,143	203
Commercial construction	134	—
Residential	46	36
Home equity	27	44
Consumer	40	25
Total Charged off	1,685	514

Net loans (charged-off)/recovered	(1,103)	(155)
Ending Balance	$27,029	$25,999
Annualized net loans (charged-off)/recovered: Average loans outstanding	(0.09)%	(0.01)%

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

	September 30, 2014		December 31, 2013		September 30, 2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand deposits	$483,074	27.3%	$435,465	26.6%	$440,931	26.7%
Interest bearing checking	245,207	13.9%	222,837	13.6%	227,319	13.7%
Total checking	728,281	41.2%	658,302	40.2%	668,250	40.4%

Savings	149,587	8.5%	150,215	9.2%	176,638	10.7%
Money markets	619,630	35.0%	575,825	35.2%	549,729	33.2%
Total savings/money markets	769,217	43.5%	726,040	44.4%	726,367	43.9%

Certificates of deposit	186,140	10.5%	200,083	12.2%	207,782	12.6%
Total non-brokered deposits	$1,683,638	95.2%	$1,584,425	96.8%	$1,602,399	96.9%

Brokered deposits	85,158	4.8%	51,567	3.2%	51,548	3.1%
Total deposits	$1,768,796	100.0%	$1,635,992	100.0%	$1,653,947	100.0%

As of September 30, 2014, deposits, excluding brokered deposits, increased $99.2 million, or 6%, since December 31, 2013, and $81.2 million, or 5%, since September 30, 2013. Non-brokered deposit growth since December 31, 2013 was noted within the checking, primarily non-interest-bearing accounts, and money market categories.

From time to time, management utilizes brokered deposits as cost effective wholesale funding sources to support continued loan growth and as part of the Company's asset-liability management strategy to protect against rising rates. Brokered deposits may be comprised of overnight money market deposits and selected term CDs gathered from nationwide bank networks or from large money center banks.  Brokered deposits were comprised of brokered CDs at September 30, 2014, December 31, 2013, and September 30, 2013. Brokered CDs increased $33.6 million, or 65%, during the first nine months of 2014, primarily in the first quarter. Brokered CDs outstanding at September 30, 2014 had a weighted average remaining life of approximately 2.7 years.

Borrowed Funds

Borrowed funds consisted of FHLB borrowings of $1.0 million at September 30, 2014, compared to $36.5 million at December 31, 2013 and $1.9 million September 30, 2013, respectively. As noted above, borrowed fund balances have declined since year end as deposits have grown and the Company has utilized brokered CDs as an alternative strategic funding source.

At September 30, 2014, the Bank had the capacity to borrow additional funds from the FHLB of up to approximately $370.0 million and capacity to borrow from the FRB Discount Window of approximately $70.0 million.

The Company also had $10.8 million of outstanding junior subordinated debentures at September 30, 2014, December 31, 2013 and September 30, 2013, respectively, in addition to the borrowed funds noted above.

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

At September 30, 2014, the Company’s wholesale funding sources included borrowing capacity at the FHLB and brokered deposits. In addition, the Company maintains fed fund purchase arrangements with correspondent banks and access to the FRB Discount Window.

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

Capital Resources

The Company believes its current capital is adequate to support ongoing operations.  As of September 30, 2014, both the Company and the Bank qualify as “well capitalized” under applicable regulations of the Federal Reserve Board and the FDIC.

The current regulatory requirements and the Company’s actual capital amounts and ratios are presented as of September 30, 2014 in the table below.  The Bank’s capital amounts and ratios do not differ materially from the amounts and ratios presented for the Company.

	Actual		Minimum Capital for Capital Adequacy Purposes		Minimum Capital To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk weighted assets)	$185,176	11.40%	$129,933	8.00%	$162,416	10.00%
Tier 1 Capital (to risk weighted assets)	$163,188	10.05%	$64,966	4.00%	$97,449	6.00%
Tier 1 Capital (to average assets) or Leverage ratio	$163,188	8.51%	$76,741	4.00%	$95,926	5.00%	*
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
________________________________________
(1) Because the Basel III final rules modify the methodology for calculating risk-weighted assets and the deduction and adjustment to capital, the ratios above may not be comparable to the current applicable regulatory requirements, or the Company's actual capital ratios as of September 30, 2014.

Although the Company believes its current capital is adequate to support ongoing operations, on July 18, 2013, the Company filed a shelf registration of common stock, rights or preferred stock with the SEC for the flexibility to raise, over a three year period, up to $40 million in capital to position the Company to take advantage of future growth and market share opportunities. As of September 30, 2014, the Company has not utilized this shelf registration.

The Company previously maintained a dividend reinvestment plan for shareholders of the Company (the "DRP").  In July 2014, that DRP was terminated and the Company adopted a new dividend reinvestment plan and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value.  Under the DRSPP, shareholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums. Shareholders utilized these plans to invest $917 thousand of the $3.6 million in cash dividends paid through September 30, 2014, into 47,456 shares of the Company’s common stock.

As previously announced on October 21, 2014, the Company declared a quarterly dividend of $0.12 per share to be paid on December 1, 2014 to shareholders of record as of November 10, 2014. The quarterly dividend represents a 4.3% increase over the 2013 dividend rate.

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

The following table sets forth the fair market value of investment assets under management by certain categories at the dates indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Investment advisory and management services	$524,517	$537,545	$516,430
Brokerage and management services	140,130	127,472	118,022
Total investment advisory assets	664,647	665,017	634,452
Commercial sweep accounts	2,096	2,313	3,707
Investment assets under management	$666,743	$667,330	$638,159

Investment assets under management are relatively flat since December 31, 2013 and have increased $28.6 million, or 4%, since September 30, 2013.

Total assets under management, which includes total assets, investment assets under management, and loans serviced for others amounted to $2.69 billion at September 30, 2014, $2.59 billion at December 31, 2013, and $2.54 billion at September 30, 2013. Investment assets under management and loans serviced for others are not carried as assets on the Company's balance sheet.

Results of Operations
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Unless otherwise indicated, the reported results are for the three months ended September 30, 2014 with the “comparable period,” and “prior period” being the three months ended September 30, 2013. Average yields are presented on a tax equivalent basis.

The Company’s third quarter 2014 net income amounted to $3.8 million compared to $3.5 million for the same period in 2013, an increase of $298 thousand, or 8%.  Diluted earnings per common share were $0.37 and $0.35 for the three months ended September 30, 2014 and September 30, 2013, respectively, an increase of 6%.

The Company's growth has contributed to increases in net interest income and non-interest expenses in the current quarter, and also to an increase in non-interest income, as compared to the same period in 2013. The current quarterly results were impacted by an increase in the loan loss provision as compared to the same period in 2013.

Net Interest Income

The Company’s net interest income for the quarter ended September 30, 2014 amounted to $18.1 million, compared to $16.6 million for the quarter ended September 30, 2013, an increase of $1.5 million, or 9%.  The increase in net interest income over the comparable period was primarily due to revenue generated from loan growth.

Net Interest Margin

The Company’s tax equivalent net interest margin ("margin") was 4.02% for the three months ended September 30, 2014, which is relatively consistent with the quarterly margin of 4.04% at June 30, 2014 and flat compared to the quarter ended September 30, 2013.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$1,130	$1,644	$(422)	$(92)
Investment securities	308	166	207	(65)
Other interest earning assets (1)	10	(5)	20	(5)
Total interest earnings assets	1,448	1,805	(195)	(162)
Interest Expense
Interest checking, savings and money market	13	55	(45)	3
Certificates of deposit	(80)	(39)	(43)	2
Brokered CDs	59	87	(17)	(11)
Borrowed funds	(3)	(3)	—	—
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(11)	100	(105)	(6)
Change in net interest income	$1,459	$1,705	$(90)	$(156)
__________________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the three months ended September 30, 2014 and 2013.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,596,528	$18,234	4.58%	$1,458,268	$17,104	4.70%
Investments (3)	216,901	1,131	2.75%	188,204	823	2.31%
Other Interest Earning Assets (4)	30,015	29	0.37%	40,788	19	0.18%
Total interest earnings assets	1,843,444	19,394	4.30%	1,687,260	17,946	4.33%
Other assets	91,537			84,364
Total assets	$1,934,981			$1,771,624

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$1,002,622	538	0.21%	$907,237	525	0.23%
Certificates of deposit	188,463	270	0.57%	212,302	350	0.65%
Brokered CDs	85,145	197	0.92%	52,101	138	1.05%
Borrowed funds	2,481	3	0.37%	5,684	6	0.41%
Junior subordinated debentures	10,825	294	10.88%	10,825	294	10.88%
Total interest-bearing funding	1,289,536	1,302	0.40%	1,188,149	1,313	0.44%

Net interest rate spread			3.90%			3.89%

Demand deposits	471,136	—		425,269	—
Total deposits, borrowed funds and debentures	1,760,672	1,302	0.29%	1,613,418	1,313	0.32%
Other liabilities	13,272			12,510
Total liabilities	1,773,944			1,625,928

Stockholders’ equity	161,037			145,696
Total liabilities and stockholders’ equity	$1,934,981			$1,771,624

Net interest income		$18,092			$16,633
Net interest margin (tax equivalent)			4.02%			4.02%

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $562 thousand and $434 thousand for the quarters ended September 30, 2014 and September 30, 2013, respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investments are presented at average amortized cost.

(4)	Average other interest earning assets include interest earning deposits, fed funds sold and FHLB stock.
Interest and Dividend Income

For the third quarter of 2014, total interest and dividend income amounted to $19.4 million, an increase of $1.4 million, or 8%, compared to the prior period.  The increase resulted primarily from an increase of $156.2 million, or 9%, in the average balance of interest earning assets for the quarter ended September 30, 2014 compared to the third quarter of 2013, partially offset by a net 3 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $18.2 million for the three months ended September 30, 2014, an increase of $1.1 million, or 7%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average balances of loans and loans held for sale increased $138.3 million, or 9%, for the three months ended September 30, 2014 compared to the same period in 2013, while the average yield on these assets declined 12 basis points compared to the prior period and amounted to 4.58% for the three months ended September 30, 2014, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $1.1 million, an increase of $308 thousand, or 37% compared to the same period in 2013. This increase resulted from both an increase of $28.7 million, or 15%, in the average balance of investment securities and an increase in investment yields of 44 basis points, due primarily to a shift from shorter duration securities to longer duration securities as part of the Bank's asset-liability management strategy.

Interest Expense

For the three months ended September 30, 2014, total interest expense amounted to $1.3 million, and was relatively flat compared to the prior period, as the increase due to higher average balances was offset by decreased rates.

Interest expense on CDs amounted to $270 thousand, a decrease of $80 thousand, or 23%, over the comparable period. The decrease was due to both a decline in rates over the comparable period and a decrease in average balances. The average cost of CDs decreased 8 basis points, to 0.57%, for the three months ended September 30, 2014 and the average balances decreased $23.8 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered CDs amounted to $197 thousand, an increase of $59 thousand, or 43%, over the comparable period. The increase primarily resulted from an increase in the average balances of brokered CDs by $33.0 million compared to the 2013 period, partially offset by a 13 basis point decrease in rates.

The interest expense and average rate on junior subordinated debentures remained the same at $294 thousand and 10.88% for both the three months ended September 30, 2014 and September 30, 2013.

For the three months ended September 30, 2014, the average balance of non-interest bearing demand deposits increased $45.9 million, or 11%, as compared to the same period in 2013.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding source represented 27% of total average deposit balances for both of the three months ended September 30, 2014 and 2013, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $765 thousand for three months ended September 30, 2014, an increase of $182 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see “Credit Risk,” “Asset Quality” ” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and in the Company’s 2013 Annual Report on Form 10-K, “Credit Risk,” “Asset Quality” and “Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 amounted to $3.5 million, an increase of $372 thousand, or 12%, as compared to the three months ended September 30, 2013.  The significant changes are discussed below.

•	Investment advisory income increased $100 thousand, or 9%, primarily due to net asset growth from changes in market values due to fluctuations in the investment markets.

•
Net gains on sales of investment securities increased $132 thousand. The increase in the quarter primarily resulted from the sale of shorter duration securities that the Company replaced through purchases of longer duration securities as part of the Bank's asset-liability management strategy.

•	Other income increased $149 thousand, or 32%, primarily due to increases in fee income from banking products and services over the prior period.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2014 amounted to $15.1 million, an increase of $1.3 million, or 10%, compared to the same period in 2013. The significant changes are discussed below.

•
Salaries and employee benefits increased $906 thousand, or 11%.  The increase is primarily due to increased personnel costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $139 thousand, or 10%, primarily due to expansion of our branch network and investments in our facilities.

•
Technology and telecommunications expenses increased $163 thousand, or 15%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

Results of Operations
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Unless otherwise indicated, the reported results are for the nine months ended September 30, 2014 with the “comparable period,” “prior year” and “prior period” being the nine months ended September 30, 2013. Average yields are presented on a tax equivalent basis.

The Company’s year-to-date 2014 net income amounted to $10.7 million compared to $10.0 million for the same period in 2013, an increase of $606 thousand, or 6%.  Diluted earnings per share were $1.05 and $1.01 for the nine months ended September 30, 2014 September 30, 2013, respectively, an increase of 4%.

The Company's growth has contributed to increases in net interest income and non-interest expenses in current year-to-date period, as compared to the same period in 2013. Current year-to-date net income benefited from a lower loan loss provision as compared to the same period in 2013.

Net Interest Income

The Company’s net interest income for the nine months ended September 30, 2014 was $52.5 million compared to $48.6 million for the nine months ended September 30, 2013, an increase of $3.9 million, or 8%.  The increase in net interest income over the comparable year period was primarily due to revenue generated from loan growth, partially offset by a decrease in tax equivalent net interest margin.

Net Interest Margin

The Company’s year-to-date margin was 4.03% for the nine months ended September 30, 2014, compared to 4.09% in the comparable 2013 period. While the margin has declined since September 30, 2013, the quarterly margin for September 30, 2014 is relatively consistent with the past two quarters and flat compared to the quarter ended September 30, 2013.

Rate / Volume Analysis

The following table sets forth the extent to which changes in interest rates and changes in the average balances of interest-earning assets and interest-bearing liabilities have affected interest income and expense during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) volume (change in average portfolio balance multiplied by prior period average rate); (2) interest rate (change in average interest rate multiplied by prior period average balance); and (3) rate and volume (the remaining difference).

		Increase (decrease) due to
(Dollars in thousands)	Net Change	Volume	Rate	Rate/ Volume
Interest Income
Loans and loans held for sale	$2,987	$5,163	$(1,853)	$(323)
Investment Securities	777	502	492	(217)
Other Interest Earning Assets (1)	44	(6)	59	(9)
Total interest earnings assets	3,808	5,659	(1,302)	(549)

Interest Expense
Interest checking, savings and money market	(32)	191	(196)	(27)
Certificates of deposit	(315)	(130)	(213)	28
Brokered CDs	335	399	(23)	(41)
Borrowed funds	(59)	(50)	(19)	10
Junior subordinated debentures	—	—	—	—
Total interest-bearing deposits, borrowed funds and debentures	(71)	410	(451)	(30)
Change in net interest income	$3,879	$5,249	$(851)	$(519)
_________________________________

(1)	Other interest earning assets include dividends on FHLB stock and income on short-term investments.

The following table presents the Company’s average balance sheet, net interest income and average rates for the nine months ended September 30, 2014 and 2013.
AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(Dollars in thousands)	Average Balance	Interest	Average Yield(1)	Average Balance	Interest	Average Yield(1)
Assets:
Loans and loans held for sale (2)	$1,565,981	$53,117	4.59%	$1,423,889	$50,130	4.75%
Investments (3)	210,849	3,204	2.70%	182,220	2,427	2.34%
Other Interest Earning Assets(4)	20,584	84	0.54%	24,586	40	0.22%
Total interest earnings assets	1,797,414	56,405	4.32%	1,630,695	52,597	4.42%
Other assets	88,982			86,318
Total assets	$1,886,396			$1,717,013

Liabilities and stockholders’ equity:
Int chkg, savings and money market	$975,895	1,625	0.22%	$873,525	1,657	0.25%
Certificates of deposit	194,674	848	0.58%	219,188	1,163	0.71%
Brokered CDs	79,351	558	0.94%	28,516	223	1.05%
Borrowed funds	14,270	33	0.31%	31,521	92	0.39%
Junior subordinated debentures	10,825	883	10.88%	10,825	883	10.88%
Total interest-bearing funding	1,275,015	3,947	0.41%	1,163,575	4,018	0.46%

Net interest rate spread			3.91%			3.96%
Demand deposits	441,920	—		398,107	—
Total deposits, borrowed funds and debentures	1,716,935	3,947	0.31%	1,561,682	4,018	0.34%
Other liabilities	12,152			11,875
Total liabilities	1,729,087			1,573,557
Stockholders’ equity	157,309			143,456
Total liabilities and stockholders’ equity	$1,886,396			$1,717,013
Net interest income		$52,458			$48,579
Net interest margin (tax equivalent)			4.03%			4.09%
_______________________________

(1)
Average yields are presented on a tax equivalent basis.  The tax equivalent effect associated with loans and investments, which was not included in the interest amount above, was $1.7 million and $1.3 million for the periods ended September 30, 2014 and September 30, 2013 respectively.

(2)	Average loans and loans held for sale include non-accrual loans and are net of average deferred loan fees.

(3)	Average investment balances are presented at average amortized cost.

(4)	Average other interest earning assets includes interest-earning deposits, fed funds sold, and FHLB stock.

Interest and Dividend Income

Total interest and dividend income amounted to $56.4 million for the nine months ended September 30, 2014, an increase of $3.8 million, or 7%, compared to the prior period.  The increase resulted primarily from an increase of $166.7 million, or 10%, in the average balance of interest earning assets, partially offset by a net 10 basis point decline in the yield on interest earning assets.

Interest income on loans and loans held for sale, which accounts for the majority of interest income, amounted to $53.1 million, an increase of $3.0 million, or 6%, over the comparable period, due primarily to loan growth, partially offset by a decline in loan yields.  The average loans and loans held for sale balances increased $142.1 million, or 10%, compared to the prior period. The average yield on loans and loans held for sale amounted to 4.59% for the nine months ended September 30, 2014, a decline of 16 basis points since the same period in 2013, due primarily to the current interest rate environment and commercial loan repricing.

Income on investment securities amounted to $3.2 million, an increase of $777 thousand, or 32%, compared to the same period in 2013. This increase resulted from both an increase in the average balance of investment securities by $28.6 million, or 16%, and an increase in investment yields of 36 basis points, due primarily to a shift from shorter duration securities to longer duration securities as part of the Bank's asset-liability management strategy.

Interest Expense

For the nine months ended September 30, 2014, total interest expense amounted to $3.9 million, a decrease of $71 thousand, or 2%, compared to the prior period.  The decrease resulted primarily from a decline of 3 basis points in the average cost of funding due to the reduction in deposit market interest rates over the period, partially offset by an increase in the average balances of wholesale funding.

Interest expense on CDs amounted to $848 thousand, a decrease of $315 thousand, or 27%, over the comparable period. The decrease was due to both a decline in rates over the comparable period and decreases in the average balances. The average cost of CDs decreased 13 basis points to 0.58% for the nine months ended September 30, 2014 while the average balances decreased $24.5 million, or 11%, compared to the same prior period in 2013.

Interest expense on brokered CDs amounted to $558 thousand, an increase of $335 thousand over the comparable period, primarily due to increased average balances, partially offset by a decrease in rates of 11 basis points. The average balances increased by $50.8 million compared to the 2013 period.

Interest expense on borrowed funds, consisting primarily of FHLB borrowings, amounted to $33 thousand, a decrease of $59 thousand, or 64%, compared to the same period last year.  The decrease was primarily attributed to a decrease in average balances of approximately $17.3 million, or 55%, and to a lesser extent a decline of 8 basis points in the average costs of these borrowings.

The interest expense and average rate on junior subordinated debentures remained the same at $883 thousand and 10.88% for both the nine months ended September 30, 2014 and September 30, 2013.

For the nine months ended September 30, 2014, the average balance of non-interest bearing demand deposits increased $43.8 million, or 11%, as compared to the same period in 2013.  Non-interest bearing demand deposits are an important component of the Company’s core funding strategy.  This non-interest bearing funding represented 26% of total average deposit balances for both the nine months ended September 30, 2014 and 2013, respectively.

Provision for Loan Loss

The provision for loan losses amounted to $1.2 million for the nine months ended September 30, 2014, a decrease of $735 thousand compared to the same period last year.  In determining the provision to the allowance for loan losses, management takes into consideration the level of loan growth and an estimate of credit risk, which includes such items as adversely classified and non-performing loans, the estimated specific reserves needed for impaired loans, the level of net charge-offs, and the estimated impact of current economic conditions on credit quality. For further discussion regarding the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses see "Credit Risk," "Asset Quality” and “Allowance for Loan Losses” under "Financial Condition" in this Item 2 above and "Credit Risk," “Asset Quality” and

“Allowance for Loan Losses” in the Financial Condition section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2013 Annual Report on Form 10-K.

There have been no material changes to the Company’s underwriting practices or to the allowance for loan loss methodology used to estimate loan loss exposure as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The provision for loan losses is a significant factor in the Company’s operating results.

Non-Interest Income

Non-interest income for the nine months ended September 30, 2014 amounted to $10.3 million, a decrease of $77 thousand, or 1%, as compared to the nine months ended September 30, 2013.  The significant changes are discussed below.

•
Investment advisory income increased $288 thousand, or 9%, compared to the same period in the prior year, primarily due to net asset growth from changes in market values due to fluctuations in the investment markets.

•
Deposit and interchange fees increased $209 thousand, or 6%, mainly as a result of increases in overdraft fees and interchange fees over the prior period. Deposit and interchange fees primarily includes fees received on customer deposit accounts and ATM interchange income, partially offset by the cost of the Bank's deposit rewards program.

•	Net gains on sales of investment securities decreased $201 thousand, or 19%. Investment sales are typically driven by market opportunities.

•
Gains on sales of loans decreased $445 thousand, or 61%, due to a lower volume of mortgage origination activity in the first half of 2014, as a result of increasing residential mortgage rates that began in the latter half of 2013.

•
Other income increased $105 thousand, or 7%, primarily due to increases in fee income from banking products and services over the prior period. The prior year-to-date period also included gains on OREO sales.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2014 amounted to $45.4 million, an increase of $3.7 million, or 9%, compared to the same period in 2013.  The significant changes are discussed below.

•
Salaries and employee benefits increased by $2.6 million, or 10%.  The increase was primarily due to the personnel and benefit costs necessary to support the Company’s strategic growth and market expansion initiatives since the prior period.

•	Occupancy and equipment expenses increased $373 thousand, or 8%, primarily due to expansion of our branch network and main office and investments in maintaining our facilities.

•
Technology and telecommunications expense increased $403 thousand, or 12%, primarily as a result of investments to support our strategic growth and network infrastructure, improve our service capabilities and enhance business continuity.

•
Advertising and public relations decreased $115 thousand, or 6%, primarily due to timing of the Celebration of Excellence, the Bank's community awards and recognition event, partially offset by increased costs to support the Company's expansion and business development efforts.

•
Other non-interest expense increased $290 thousand, or 9%, in general and administrative costs to support of strategic growth initiatives, including deposit product costs and business development costs.

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
There have been no material changes in the results of the Company’s net interest income sensitivity analysis as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  At September 30, 2014, management continues to consider the Company’s primary interest rate risk exposure to be margin compression that may result from changes in interest rates and/or changes in the mix of the Company’s balance sheet components.  This would include the mix of fixed versus variable rate loans and investments on the asset side, and higher cost versus lower cost deposits and overnight borrowings versus term borrowings and certificates of deposit on the liability side.

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

The Company carried out an evaluation as of the end of the period covered by this report under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b).  Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s most recent fiscal quarter (i.e., the three months ended September 30, 2014) that has materially affected, or is reasonably likely to materially affect, such internal controls.

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

The Company has not sold any equity securities that were not registered under the Securities Act of 1933, as amended, during the three months ended September 30, 2014.  Neither the Company nor any “affiliated purchaser” (as defined in the SEC’s Rule 10b-18(a)(3)) has repurchased any of the Company’s outstanding shares, nor caused any such shares to be repurchased on its behalf, during the three months ended September 30, 2014.

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

101*
The following materials from Enterprise Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 were formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to Unaudited Consolidated Interim Financial Statements.

____________________
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE BANCORP, INC.

DATE:	November 7, 2014	By:	/s/ James A. Marcotte
James A. Marcotte
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)